Form 10-Q
period 1995-03-31
BADGER METER INC
filed 1995-05-08
CIK 9092

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

Commission File Number  1-6706
                       --------

                              BADGER METER, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Wisconsin                                  39-0143280
             ----------                                 ----------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                  Identification No.)


4545 West Brown Deer Road, Milwaukee, Wisconsin            53223
- - -----------------------------------------------            -----
   (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code      (414) 355-0400
                                                        --------------

                                     None
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X   No
                                                 ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at April 28, 1995
- - ---------------------------                       -----------------------------
Common Stock, $1.00 par value                                  1,190,407

Class B Common Stock, $.10 par value                             562,785

                              BADGER METER, INC.

                                     INDEX




                                                                              Page No.
                                                                              --------
Part I.  Financial Information:

  Item 1    Financial Statements:

            Consolidated Condensed Balance Sheets - -
            March 31, 1995 and December 31, 1994                                3

            Consolidated Condensed Statements of Operations - -
            Three Months Ended March 31, 1995 and 1994                          4

            Consolidated Condensed Statements of Cash Flows - -
            Three Months Ended March 31, 1995 and 1994                          5

            Notes to Consolidated Condensed Financial Statements                6

  Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                 7


Part II.  Other Information

  Item 6(a) Exhibits                                                            8

  Item 6(b) Reports on Form 8-K                                                 8

  Exhibit Index                                                                10


                         Part I - Financial Information

                               BADGER METER, INC.

Item 1   Financial Statements

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                               March 31,                  December 31,
                                                                 1995                        1994
                                                               --------                   -----------
                         Assets                               (Unaudited)
                                                              ----------
Current assets:
    Cash                                                      $      297                 $       365
    Receivables                                                   17,309                      14,432
    Inventories:
      Finished goods                                               2,623                       3,101
      Work in process                                             11,081                       9,495
      Raw materials                                                5,452                       5,871
                                                              -----------                ------------
         Total inventories                                        19,156                      18,467
  Prepaid expenses                                                   760                         735
                                                              -----------                ------------
         Total current assets                                     37,522                      33,999
Property, plant and equipment                                     53,857                      52,939
    Less accumulated depreciation                                (37,235)                    (36,322)
                                                              -----------                ------------
                                                                  16,622                      16,617
Intangible assets                                                  1,544                       1,632
Pension asset                                                      5,465                       5,307
Deferred income taxes                                              1,345                       1,327
Deferred charges and other assets                                  3,101                       3,111
                                                              -----------                ------------
         Total assets                                         $   65,599                 $    61,993
                                                              ==========                 ============

                    Liabilities and Shareholders' Equity

Current liabilities:
    Short-term debt                                           $   12,488                 $    10,437
    Payables                                                       5,592                       4,617
    Accrued liabilities                                            3,589                       4,209
    Income taxes                                                     638                         168
                                                              -----------                ------------
         Total current liabilities                                22,307                      19,431
Accrued non-pension postretirement
  benefits                                                         8,334                       8,334
Accrued employee benefits                                          3,836                       3,678
Long-term debt                                                     1,000                       1,200
Shareholders' equity:
    Common Stock                                                   1,547                       1,547
    Less:  Treasury stock                                           (358)                       (358)
                                                              -----------                ------------
                                                                   1,189                       1,189
    Class B Common Stock                                              56                          56
    Capital in excess of par value                                 7,713                       7,708
    Reinvested earnings                                           22,713                      22,164
    Less:  Employee benefit stock                                 (1,161)                     (1,379)
           Pension liability adjustment                             (388)                       (388)
                                                              -----------                ------------
    Total shareholders' equity                                    30,122                      29,350
                                                              -----------                ------------
         Total liabilities and shareholders' equity           $   65,599                $     61,993
                                                              ===========                ============

See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                                           Three Months Ended
                                                                               March 31,
                                                                               ---------
                                                                   1995                        1994
                                                                   ----                        ----

Net sales                                                     $    27,928                $     20,942
Operating costs and expenses:
    Cost of sales                                                  18,191                      12,858
    Marketing and administrative                                    6,415                       5,536
    Research and engineering                                        1,584                       1,436
                                                              -----------                ------------
                                                                   26,190                      19,830
                                                              -----------                ------------
Operating earnings                                                  1,738                       1,112

Interest expense                                                      249                         192

Other deductions                                                      106                          22
                                                              -----------                ------------
Earnings before income taxes                                        1,383                         898

Provision for income taxes                                            526                         318
                                                              -----------                ------------

Net earnings                                                  $       857                $        580
                                                              ===========                ============
Per share amounts:

    Net earnings                                              $       .49                $        .34
                                                              ===========                ============
    Dividends declared - Common Stock                         $     .1815                $       .165
                                                              ===========                ============
    Dividends declared - Class B Common Stock                 $      .165                $        .15
                                                              ===========                ============
    Weighted average shares outstanding                         1,751,492                   1,703,656
                                                              ===========                ============



          See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                            (Dollars in Thousands)
                                 (Unaudited)

                                                                           Three Months Ended
                                                                               March 31,
                                                                               ---------
                                                                    1995                        1994
                                                                    ----                        ----
Operating activities:
  Net earnings                                                $      857                 $       580
  Adjustments to reconcile net
    earnings to net cash provided
    by (used for) operations:
      Depreciation                                                   913                         878
      Amortization                                                   192                         208
      Noncurrent employee benefits                                    17                        (189)
      Deferred income taxes                                          (18)                        (26)
      Other                                                           10                           4
      Changes in:
         Receivables                                              (2,877)                     (1,271)
         Inventory                                                  (689)                     (1,043)
         Current liabilities                                         831                         412
         Prepaid expenses                                            (25)                        (67)
                                                              ----------                ------------
  Total adjustments                                                (1646)                     (1,094)
                                                              ----------                ------------
Net cash provided by (used for) operations                          (789)                       (514)
                                                              ----------                ------------
Investing activities:
  Property, plant and equipment                                     (927)                     (1,035)
  Other - net                                                       (100)                       (184)
                                                              ----------                ------------
Net cash used for investing activities                            (1,027)                     (1,219)
                                                              ----------                ------------
Financing activities:
  Bank borrowings                                                  2,051                       1,206
  Dividends                                                         (308)                       (273)
  Exercised stock options                                              5                          47
                                                              ----------                ------------
Net cash provided by
  financing activities                                             1,748                         980
                                                              ----------                ------------

Increase (decrease) in cash                                          (68)                       (753)
Beginning of year                                                    365                         874
                                                              ----------                ------------
End of period                                                 $      297                $        121
                                                              ==========                ============

Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the period for:
    Income taxes                                              $     (114)               $        171
                                                              ==========                ============
    Interest                                                  $      266                $        234
                                                              ==========                ============



          See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at March 31, 1995 and the results of operations for the three-month periods ended March 31, 1995 and 1994 and the cash flows for the three-month periods ended March 31, 1995 and 1994. The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year. The consolidated condensed balance sheet at December 31, 1994 was derived from amounts included in the Annual Report to Shareholders which was incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations



Financial Condition

Record sales in the first quarter of 1995 resulted in an increase of $2,877,000 in receivables from December 31, 1994. At the same time inventories increased $689,000, primarily to support the sales growth. This use of working capital was funded by short-term borrowings which rose $2,051,000 since the first of the year. Earnings and an increase in payables provided the balance of working capital.

As of March 31, 1995, the company had approximately $29,500,000 of credit lines with domestic and foreign banks of which $12,488,000 was in use. This compares to $13,788,000 in use at March 31, 1994. The company believes that the present lines of credit are adequate to meet operating requirements.


Results of Operations

Net sales for the first quarter of 1995 of $27,928,000 reflect a 33.4% increase over sales of $20,942,000 for the same period in 1994. Both the Utility and Industrial Divisions experienced increases. The order backlog at March 31, 1995 is $6,600,000 above the year ago value and is up $2,700,000 over the December 31, 1994 level. Earnings for the quarter of $857,000 or $.49 per share have increased 47.8% over 1994 earnings of $580,000 or $.34 per share.

The primary reason for the sales increase was a 41.1% improvement in unit volume primarily in the Utility Division. Sales in the first quarter of 1995 included a portion of a meter contract for Mexico City in the amount of $1,800,000. Sales for the Industrial Division were helped by strong sales of valves and lubrication meters.

The gross profit margin declined from 38.6% in 1994 to 34.9% in 1995. This change reflects the significant increase in Utility sales that have a lower margin than Industrial sales and increased volumes of automated meter reading systems that have a lower margin than the company's overall margin.

The increase in marketing and administration is primarily in the area of incentives and commissions that vary relative to sales volume. Research and engineering expenses were low in the first quarter of 1994. The 1995 value is more in line with expected expenses.

The effective tax rate for the first quarter of 1995 was 38.0% compared to 35.4% for the year in 1994. The impact of reduced tax credits and the increase in certain non-deductible expenses along with improved earnings are resulting in a higher tax rate.

                          Part II - Other Information



Item 6   Exhibits and Reports on Form 8-K



(a)  Exhibits:

     (11.0)  Computation of fully diluted earnings per share
     (27.0)  Financial Data Schedule


(b)  Reports on Form 8-K:

       There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           BADGER METER, INC.



Dated:  May 8, 1995                        By /S/  Deirdre C. Elliott
                                              -----------------------
                                              Deirdre C. Elliott
                                              Vice President -
                                              Corporate Counsel
                                                 and Secretary




                                           By /S/  W. J. Shinners
                                              -------------------
                                              W. J. Shinners
                                              Vice President - Controller

                                 EXHIBIT INDEX


                                                                            Page Number

(11.0)  Computation of fully diluted earnings per share                        11

(27.0)  Financial Data Schedule