Form 10-Q
period 1995-06-30
BADGER METER INC
filed 1995-08-04
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________


Commission File Number  1-6706

                               BADGER METER, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


         Wisconsin                                       39-0143280
         ---------                                       ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


4545 West Brown Deer Road, Milwaukee, Wisconsin                                         53223
- -----------------------------------------------                                         -----
       (Address of principal executive offices)                                       (Zip Code)


Registrant's telephone number, including area code                                   (414) 355-0400
                                                                                     --------------

                                     None
                 ---------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         Yes    X   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                                                      Outstanding at July 31, 1995
- ---------------------------                                           ----------------------------

Common Stock, $1.00 par value                                                    1,191,907

Class B Common Stock, $.10 par value                                               562,785


                               BADGER METER, INC.

                                     INDEX




                                                                                              Page No.
                                                                                              --------
Part I.  Financial Information:
  Item 1       Financial Statements:

               Consolidated Condensed Balance Sheets --
               June 30, 1995 and December 31, 1994                                                3

               Consolidated Condensed Statements of Operations --
               Three and Six Months Ended June 30, 1995 and 1994                                  4

               Consolidated Condensed Statements of Cash Flows --
               Six Months Ended June 30, 1995 and 1994                                            5

               Notes to Consolidated Condensed Financial Statements                               6

  Item 2       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                7


Part II.  Other Information

  Item 4      Submission of Matters to a Vote of Security Holders                                 8

  Item 6(a)    Exhibits                                                                           8

  Item 6(b)    Reports on Form 8-K                                                                8

  Exhibit Index                                                                                  10

                         Part I - Financial Information

                               BADGER METER, INC.

Item 1   Financial Statements

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                June 30,                      December 31,
                                                                 1995                           1994
                                                                 ----                           ----
                                     Assets                 (Unaudited)
                                     ------                 -----------
Current assets:
    Cash                                                      $      159                 $       365
    Receivables                                                   16,663                      14,432
    Inventories:
      Finished goods                                               2,943                       3,101
      Work in process                                             10,980                       9,495
      Raw materials                                                5,674                       5,871
                                                              ----------                 -----------
         Total inventories                                        19,597                      18,467
  Prepaid expenses                                                   684                         735
                                                              ----------                 -----------
         Total current assets                                     37,103                      33,999
Property, plant and equipment                                     54,621                      52,939
    Less accumulated depreciation                                (38,009)                    (36,322)
                                                              ----------                 -----------
                                                                  16,612                      16,617
Intangible assets                                                  1,456                       1,632
Pension asset                                                      5,623                       5,307
Deferred income taxes                                              1,564                       1,327
Deferred charges and other assets                                  3,095                       3,111
                                                              ----------                 -----------
         Total assets                                         $   65,453                 $    61,993
                                                              ==========                 ===========

                                                      Liabilities and Shareholders' Equity
                                                      ------------------------------------

Current liabilities:
    Short-term debt                                           $   10,957                 $    10,437
    Payables                                                       6,212                       4,617
    Accrued liabilities                                            3,590                       4,209
    Income taxes                                                     445                         168
                                                              ----------                 -----------
         Total current liabilities                                21,204                      19,431
Accrued non-pension postretirement
  benefits                                                         8,427                       8,334
Accrued employee benefits                                          3,921                       3,678
Long-term debt                                                     1,000                       1,200
Shareholders' equity:
    Common Stock                                                   1,550                       1,547
    Less:  Treasury stock                                           (358)                       (358)
                                                              ----------                 -----------
                                                                   1,192                       1,189
    Class B Common Stock                                              56                          56
    Capital in excess of par value                                 7,762                       7,708
    Reinvested earnings                                           23,423                      22,164
    Less:  Employee benefit stock                                 (1,144)                     (1,379)
           Pension liability adjustment                             (388)                       (388)
                                                              ----------                 -----------
    Total shareholders' equity                                     30,901                      29,350
                                                              ----------                 -----------
         Total liabilities and shareholders' equity           $    65,453                $     61,993
                                                              ===========                ============

See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                               Three Months Ended                  Six Months Ended
                                                     June 30,                           June 30,
                                                     --------                           --------

                                               1995             1994             1995             1994
                                               ----             ----             ----             ----
Net sales                                  $ 28,579         $ 25,847         $ 56,508         $ 46,789
Operating costs and expenses:
  Cost of sales                              18,588           16,313           36,779           29,172
  Marketing and administrative                6,407            6,279           12,822           11,815
  Research and engineering                    1,588            1,557            3,173            2,992
                                           --------         --------         --------         --------
                                             26,583           24,149           52,774           43,979
                                           --------         --------         --------         --------
Operating earnings                            1,996            1,698            3,734            2,810

Interest expense                                237              230              486              422

Other deductions                                123              (20)             229                2
                                           --------         --------         --------         --------

Earnings before income taxes                  1,636            1,488            3,019            2,386

Provision for income taxes                      585              565            1,111              883
                                           --------         --------         --------         --------

Net earnings                               $  1,051         $    923         $  1,908         $  1,503
                                           ========         ========         ========         ========

Per share amounts:

  Net earnings                             $    .60         $    .54         $   1.09         $    .88
                                           ========         ========         ========         ========

  Dividends declared - Common Stock        $ .20000         $ .18150         $ .38150         $ .34650
                                           ========         ========         ========         ========

  Dividends declared - Class B
    Common Stock                           $   .182         $   .165         $   .347         $   .315
                                           ========         ========         ========         ========

  Weighted average shares
    outstanding                           1,754,092        1,725,878        1,752,792        1,714,767
                                          =========        =========        =========        =========



     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                           Six Months Ended
                                                                                June 30,
                                                                                --------

                                                                    1995                        1994
                                                                    ----                        ----
Operating activities:
  Net earnings                                                $    1,908                 $     1,503
  Adjustments to reconcile net
    earnings to net cash provided
    by (used for) operations:
      Depreciation                                                 1,831                       1,753
      Amortization                                                   390                         450
      Noncurrent employee benefits                                    55                        (232)
      Deferred income taxes                                         (237)                        (30)
      Other                                                           10                           6
      Changes in:
         Receivables                                              (2,231)                     (2,404)
         Inventory                                                (1,130)                        (91)
         Current liabilities                                       1,205                       1,092
         Prepaid expenses                                             51                         (92)
                                                              ----------                ------------
  Total adjustments                                                  (56)                        452
                                                              ----------                ------------
Net cash provided by operations                                    1,852                       1,955
                                                              ----------                ------------

Investing activities:
  Property, plant and equipment                                   (1,836)                     (1,807)
  Other - net                                                       (150)                       (243)
                                                              ----------                ------------
Net cash used for investing activities                            (1,986)                     (2,050)
                                                              ----------                ------------

Financing activities:
  Bank borrowings (repayments)                                       520                        (107)
  Dividends                                                         (649)                       (579)
  Exercised stock options                                             57                          51
                                                              ----------                ------------
Net cash provided by (used for)
  financing activities                                               (72)                       (635)
                                                              ----------                ------------

Increase (decrease) in cash                                         (206)                       (730)
Beginning of year                                                    365                         874
                                                              ----------                ------------
End of period                                                 $      159                $        144
                                                              ==========                ============

Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the period for:
    Income taxes                                              $      896                $        971
                                                              ==========                ============
    Interest                                                  $      477                $        423
                                                              ==========                ============



     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at June 30, 1995 and the results of operations for the three and six-month periods ended June 30, 1995 and 1994 and the cash flows for the six-month periods ended June 30, 1995 and 1994. The results of operations for the six-month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year. The consolidated condensed balance sheet at December 31, 1994 was derived from amounts included in the Annual Report to Shareholders which was incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations



Financial Condition

A strong performance in the second quarter of 1995 enabled the company to reduce short-term debt by $1,531,000 to $10,957,000 as of June 30, 1995, from the March 31, 1995 level of $12,488,000. Short-term debt at June 30, 1994 was $12,476,000. The record sales performance has resulted in investments in receivables ($2,231,000) and inventory ($1,130,000) since December 31, 1994, funded primarily from operations and an increase in payables.

As of June 30, 1995, the company had approximately $28,500,000 of credit lines with domestic and foreign banks of which $10,957,000 was in use. The company believes that the present lines of credit are adequate to meet operating requirements.


Results of Operations

Net sales for the second quarter of 1995 of $28,579,000 reflects a 10.6% increase from sales of $25,847,000 for the second quarter of 1994. For the first six months of 1995, sales were $56,508,000, a 20.8% increase from sales of $46,789,000 for the same period in 1994. Earnings for the second quarter of 1995 were $1,051,000 or $.60 per share compared to $923,000 or $.54 in the 1994 period. Year-to-date earnings of $1,908,000 or $1.09 per share have increased 26.9% over 1994 year-to-date earnings of $1,503,000 or $.88 per share.

Sales for the first six months of 1995 have improved for both the Utility and Industrial Divisions. Utility Division sales have improved 30.5% on a 25.7% improvement in unit volume primarily in small disc meters and meter reading technology products. Industrial Division sales are 6% ahead of 1994 levels with lubrication meter volume being the primary reason.

The 1995 year-to-date gross profit margin of 34.9% is down from the 1994 margin of 37.7%. This decrease in margin reflects a product mix change. There is a substantial increase in sales of utility products, in particular meter reading technology products that have a lower profit margin than the company's overall profit margin. The 8.5% increase in marketing and administrative expense is related to variable selling expenses.

The 1995 effective tax rate is estimated to be 36.8% compared to a 35.4% rate for the year 1994. Reduced tax credits are affecting the overall rate.

                          Part II - Other Information



Item 4   Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held April 28, 1995.

(b) Proxies were solicited for the election of eight directors. There was no solicitation in opposition to management's nominees and all nominees were re-elected. As of the record date, March 1, 1995, the total number of votes represented by shares of Common Stock and Class B Common Stock was 6,816,457 votes.

(c) 1. The Badger Meter, Inc. 1995 Stock Option Plan (Option Plan) was approved. The Option Plan provides for the grant of options representing up to an aggregate of 100,000 shares of Common Stock to approximately 250 employees eligible to participate in the Option Plan. The option price will not be less than 50% of fair market value on the date of grant.

                                    Votes            Votes            Votes          Broker
                                     FOR            AGAINST          ABSTAIN        Non-Votes
                                     ---            -------          -------        ---------
STOCK OPTION PLAN                 5,847,649          31,586           7,080          162,712

(c) 2. The following table represents the aggregate votes related to the election of directors:

                                           Votes               Votes
NAME                                        FOR                WITHHELD              Not Voted
- ----                                        ---                --------              ----------
James L. Forbes                           6,033,552            7,255                   775,650
Robert M. Hoffer                          6,033,002            7.805                   775,650
Charles F. James, Jr.                     6,033,252            7,555                   775,650
Donald J. Schuenke                        6,033,196            7,611                   775,650
Warren R. Stumpe                          6,033,196            7,611                   775,650
Edwin P. Wiley                            6,033,252            7,555                   775,650
James O. Wright                           6,033,002            7,805                   775,650
James O. Wright, Jr.                      6,032,802            8,005                   775,650


(d)  Not applicable.


Item 6   Exhibits and Reports on Form 8-K

(a)  Exhibits:

       (10.0)  The Badger Meter, Inc. 1995 Stock Option Plan
       (11.0)  Computation of fully diluted earnings per share
       (27.0)  Financial Data Schedule


(b)  Reports on Form 8-K:

       There were no reports on Form 8-K filed for the three months ended June 30, 1995.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        BADGER METER, INC.



Dated:  August 2, 1995                  By /s/ Deirdre C. Elliott
                                           -----------------------
                                           Deirdre C. Elliott
                                           Vice President -
                                           Corporate Counsel
                                               and Secretary




                                        By /s/  W. J. Shinners
                                           -------------------
                                           W. J. Shinners
                                           Vice President - Controller

                                 EXHIBIT INDEX

                                                                                     Page Number
(10.0)  The Badger Meter, Inc. 1995 Stock Option Plan                                      11

(11.0)  Computation of fully diluted earnings per share                                    15

(27.0)  Financial Data Schedule