Form 10-Q
period 1995-09-30
BADGER METER INC
filed 1995-11-06
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________


Commission File Number  1-6706

                              BADGER METER, INC.
             (Exact name of registrant as specified in its charter)


         Wisconsin                                              39-0143280
         ---------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


4545 West Brown Deer Road, Milwaukee, Wisconsin                53223
-----------------------------------------------                -----
      (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code           (414) 355-0400
                                                             --------------


                                     None
                                     ----
            (Former name, former address and former fiscal year, if
             changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            Yes    X   No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                                Outstanding at October 31, 1995
---------------------------                      -------------------------------

Common Stock, $1.00 par value                                 1,193,607

Class B Common Stock, $.10 par value                            562,785

                               BADGER METER, INC.

                                     INDEX


                                                                                              Page No.
                                                                                              --------
Part I.  Financial Information:

  Item 1       Financial Statements:

               Consolidated Condensed Balance Sheets - -
               September 30, 1995 and December 31, 1994                                           3

               Consolidated Condensed Statements of Operations - -
               Three and Nine Months Ended September 30, 1995 and 1994                            4

               Consolidated Condensed Statements of Cash Flows - -
               Nine Months Ended September 30, 1995 and 1994                                      5

               Notes to Consolidated Condensed Financial Statements                               6

  Item 2       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                7


Part II.         Other Information

  Item 6(a)    Exhibits                                                                           7

  Item 6(b)    Reports on Form 8-K                                                                7

  Exhibit Index                                                                                   9

                         Part I - Financial Information

                               BADGER METER, INC.

Item 1   Financial Statements

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                               September 30,               December 31,
                                                                    1995                      1994
                                                                    ----                      ----
                                         Assets                 (Unaudited)
                                         ------                 -----------
Current assets:
    Cash                                                      $      222                 $       365
    Receivables                                                   16,191                      14,432
    Inventories:
      Finished goods                                               3,696                       3,101
      Work in process                                              9,334                       9,495
      Raw materials                                                5,150                       5,871
                                                              ----------                 -----------
         Total inventories                                        18,180                      18,467
  Prepaid expenses                                                   604                         735
                                                              ----------                 -----------
         Total current assets                                     35,197                      33,999
Property, plant and equipment                                     54,214                      52,939
    Less accumulated depreciation                                (37,421)                    (36,322)
                                                              -----------                ------------
                                                                  16,793                      16,617
Intangible assets                                                  1,368                       1,632
Pension asset                                                      5,782                       5,307
Deferred income taxes                                              1,559                       1,327
Deferred charges and other assets                                  2,939                       3,111
                                                              ----------                 -----------
         Total assets                                         $   63,638                 $    61,993
                                                              ==========                 ===========

                                                      Liabilities and Shareholders' Equity
                                                      ------------------------------------

Current liabilities:
    Short-term debt                                           $    9,255                 $    10,437
    Payables                                                       5,031                       4,617
    Accrued liabilities                                            4,191                       4,209
    Income taxes                                                     398                         168
                                                              ----------                 -----------
         Total current liabilities                                18,875                      19,431
Accrued non-pension postretirement
  benefits                                                         8,229                       8,334
Accrued employee benefits                                          4,032                       3,678
Long-term debt                                                     1,000                       1,200
Shareholders' equity:
    Common Stock                                                   1,550                       1,547
    Less:  Treasury stock                                           (358)                       (358)
                                                              ----------                 -----------
                                                                   1,192                       1,189
    Class B Common Stock                                              56                          56
    Capital in excess of par value                                 7,771                       7,708
    Reinvested earnings                                           23,997                      22,164
    Less:  Employee benefit stock                                 (1,126)                     (1,379)
           Pension liability adjustment                             (388)                       (388)
                                                              ----------                 -----------
    Total shareholders' equity                                    31,502                      29,350
                                                              ----------                 -----------
         Total liabilities and
           shareholders' equity                               $   63,638                 $    61,993
                                                              ==========                 ===========

See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                Three Months Ended                 Nine Months Ended
                                                   September 30,                     September 30,
                                                   -------------                     -------------
                                               1995             1994             1995             1994
                                               ----             ----             ----             ----
Net sales                                  $ 25,856         $ 25,870         $ 82,363         $ 72,659
Operating costs and expenses:
  Cost of sales                              16,362           16,495           53,141           45,667
  Marketing and administrative                6,091            6,214           18,913           18,029
  Research and engineering                    1,678            1,556            4,851            4,548
                                           --------         --------         --------         --------
                                             24,131           24,265           76,905           68,244
                                           --------         --------         --------         --------
Operating earnings                            1,725            1,605            5,458            4,415

Interest expense                                225              209              711              631

Other deductions                                 17                8              245               10
                                           --------         --------         --------         --------

Earnings before income taxes                  1,483            1,388            4,502            3,774

Provision for income taxes                      568              495            1,679            1,378
                                           --------         --------         --------         --------

Net earnings                               $    915         $    893         $  2,823         $  2,396
                                           ========         ========         ========         ========

Per share amounts:

  Net earnings                             $    .52         $    .51         $   1.61         $   1.39
                                           ========         ========         ========         ========

  Dividends declared - Common Stock        $ .20000         $ .18150         $ .58150         $ .52800
                                           ========         ========         ========          =======

  Dividends declared - Class B
    Common Stock                           $ .18200         $ .16500         $ .52900         $ .48000
                                           ========         ========         ========         ========

  Weighted average shares
    outstanding                           1,754,925        1,742,969        1,753,503        1,724,167
                                          =========        =========        =========        =========



     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                             -------------
                                                                    1995                        1994
                                                                    ----                        ----
Operating activities:
  Net earnings                                                $    2,823                 $     2,396
  Adjustments to reconcile net
    earnings to net cash provided
    by (used for) operations:
      Depreciation                                                 2,714                       2,608
      Amortization                                                   593                         609
      Noncurrent employee benefits                                  (172)                       (214)
      Deferred income taxes                                         (232)                       (114)
      Other                                                          111                          52
      Changes in:
         Receivables                                              (1,759)                     (3,696)
         Inventory                                                   287                        (235)
         Current liabilities                                         626                       2,131
         Prepaid expenses                                            131                         (22)
                                                              ----------                 -----------
  Total adjustments                                                2,299                       1,119
                                                              ----------                 -----------
Net cash provided by operations                                    5,122                       3,515
                                                              ----------                 -----------

Investing activities:
  Property, plant and equipment                                   (3,001)                     (2,493)
  Other - net                                                       (158)                       (264)
                                                              ----------                 -----------
Net cash used for investing activities                            (3,159)                     (2,757)
                                                              ----------                 -----------

Financing activities:
  Bank borrowings (repayments)                                    (1,182)                       (840)
  Dividends                                                         (990)                       (886)
  Exercised stock options                                             66                         254
                                                              ----------                 -----------
Net cash provided by (used for)
  financing activities                                            (2,106)                     (1,472)
                                                              ----------                 -----------

Increase (decrease) in cash                                         (143)                       (714)
Beginning of year                                                    365                         874
                                                              ----------                 -----------
End of period                                                 $      222                $        160
                                                              ==========                ============

Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the period for:
    Income taxes                                              $    1,481                $      1,880
                                                              ==========                ============
    Interest                                                  $      694                $        683
                                                              ==========                ============



     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



    1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at September 30, 1995 and the results of operations for the three and nine-month periods ended September 30, 1995 and 1994 and the cash flows for the nine-month periods ended September 30, 1995 and 1994. The results of operations for the nine-month period ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year. The consolidated condensed balance sheet at December 31, 1994 was derived from amounts included in the Annual Report to Shareholders which was incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations



Financial Condition

A third quarter reduction in inventory of $1,417,000 and receivables of $472,000 enabled the company to reduce short-term borrowings by $1,702,000 in the third quarter of 1995. Short-term debt of $9,255,000 at September 30, 1995, compares to short-term debt of $11,742,000 at September 30, 1994. The continuing high level of shipments of inventory and asset management account for this improvement. Capital improvements are approximately $400,000 ahead of 1994 levels.

At September 30, 1995, the company had approximately $27,100,000 of credit lines with domestic and foreign banks of which $9,255,000 was in use. The company believes that the present lines of credit are adequate to meet operating requirements.


Results of Operations

Sales of $25,856,000 for the third quarter of 1995 were down slightly from sales of $25,870,000 for the same period in 1994. Earnings of $915,000 ($.52 per share) reflected a 2.5% increase over earnings of $893,000 ($.51 per share) in the third quarter of 1995. Year-to-date sales of $82,363,000 are 13.4% ahead of 1994 sales of $72,659,000. Net earnings of $2,823,000 or $1.61 per share are up 17.8% from prior year earnings of $2,396,000 or $1.39 per share.

Markets for both the Utility and Industrial Divisions softened in the third quarter. Year-to-date Utility Division sales are 20.5% ahead of 1994 on an increase in unit volume. Domestic sales for the Utility Division remain strong while there has been a slowdown in units shipped on the Mexico City project. Dollar sales for the Industrial Division remain slightly ahead of 1994 levels despite a unit volume decline due to customer delayed purchases.

The gross profit margin for 1995 of 35.5% is down from 37.2% at this time in 1994. The year-to-date margin has shown a 0.6% improvement since June 1995. Product mix, with greater volumes of lower margin Utility Division products, has caused the margin to decline from the 1994 level.

Interest expense has increased 12.8% primarily due to higher interest rates. Most of the aforementioned debt reduction occurred in September of 1995.

The effective tax rate of 37.3% in 1995 compares to the 1994 annual rate of 35.4%. A reduction in estimated tax benefits from foreign sales is the primary reason for the increased rate.


                          Part II - Other Information


Item 6   Exhibits and Reports on Form 8-K

(a)  Exhibits:

       (11.0)  Computation of fully diluted earnings per share
       (27.0)  Financial Data Schedule


(b)  Reports on Form 8-K:

       There were no reports on Form 8-K filed for the three months ended September 30, 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               BADGER METER, INC.



Dated:  November 6, 1995                       By /S/    Deirdre C. Elliott
        ----------------                             ------------------------
                                                     Deirdre C. Elliott
                                                     Vice President -
                                                     Corporate Counsel
                                                         and Secretary




                                                  By /S/  W. J. Shinners
                                                     ---------------------------
                                                     W. J. Shinners
                                                     Vice President - Controller

                                 EXHIBIT INDEX


                                                                                     Page Number
(11.0)  Computation of fully diluted earnings per share                                    10

(27.0)  Financial Data Schedule