Form 10-K
period 1995-12-31
BADGER METER INC
filed 1996-03-27
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from____________to____________

Commission file number 1-6706

                               BADGER METER, INC.
               (Exact name of registrant as specified in charter)


              WISCONSIN                                  39-0143280
      (State of Incorporation)              (I.R.S. Employer Identification No.)

       4545 W. BROWN DEER ROAD
         MILWAUKEE, WISCONSIN                               53223
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:          414 - 355-0400

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of class:                                        on which registered:
Common Stock                                           American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:         NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  YES  __X__   NO  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $31,095,900 as of February 29, 1996. At February 29, 1996, the registrant had 1,199,507 shares of Common Stock outstanding and 562,785 shares of Class B Common Stock outstanding.

                      Documents Incorporated by Reference:

     Parts I and II incorporate information by reference from the Company's 1995 Annual Report to Shareholders.

     Part III incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 1996 [to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year].

                                     Part I




Item 1. Business

     Badger Meter, Inc. (the Company) is a marketer and manufacturer of products using flow measurement and control technology serving industrial and utility markets worldwide. The Company's two major markets are within a single business segment. The Company was incorporated in 1905.

     The Company serves the flow measurement and control market with products including water meters and associated systems, wastewater meters, industrial meters, small valves and natural gas instrumentation. Because of marketing differences, the water meters and associated systems have been assigned to the Utility Division, and all of the other products to the Industrial Division.

     Beginning in 1997, the Company will expand into three operating units:
Utility, Industrial and International. The Utility and Industrial Divisions will market their products in the United States and Canada while the International Division will market both Utility and Industrial products throughout the world except for the United States and Canada.

                              Industrial Division

     The Industrial Division markets and manufactures products which are sold to industrial, certain municipal, and OEM (original equipment manufacturer) customers. There are six major markets for Industrial Division products: energy and petroleum; food and beverage; pharmaceutical; chemical; water, wastewater and process waters; and concrete. Sub-markets, niches, and applications within each market are numerous and many products serve more than one market. Many industrial products are custom engineered for highly technical, unique applications. The Industrial Division's products include ultrasonic flowmeters, precision control valves, flowmeters, energy instruments, disc meters, turbo meters, oscillating piston meters, flow tubes, lube meters, process controllers, allied instrumentation and parts.

     Industrial Division products are sold throughout the world through various selling arrangements including direct sales, distributors and independent sales representatives. A variety of products are available to satisfy the customers' needs. Within the sub-markets and niches, several of the products, including the research control valve, turbo valves for concrete batch plants and the lubrication meter, enjoy a strong market position.

     There are several competitors in each of the markets in which the Company sells the foregoing products, and the competition varies from moderate to intense. A number of the Company's competitors in certain markets have greater financial resources. The Company believes it currently provides the leading technology in certain types of high precision valves, energy instruments and ultrasonic flowmeters. Technological differentiation and customization to various flow applications are important. As a result of significant research and development activities, the Company enjoys a favorable patent position for its natural gas instrumentation products.

     At December 31, 1995, the backlog for Industrial Division products was $5,570,000 versus $4,584,000 at year-end 1994. The Industrial Division is not dependent on a single customer or group of customers, and there is only a modest seasonal impact on sales.

     There is no single-source dependency for raw materials used in Industrial Division products. Industrial products utilize microprocessors, plastic resins, and metals or alloys, such as aluminum, stainless steel, cast iron, brass and stellite.

                                Utility Division



     The Utility Division markets and manufactures products which are sold to public and private water and natural gas utilities. Principal products include disc meters, turbo and compound meters, and automated and automatic remote meter reading systems. The Utility Division also supplies custom molded plastic products on an OEM basis to non-utility customers from its Rio Rico, Arizona facility.

     Water meters and meter reading devices purchased by utilities to generate income from residential water usage constitute the Company's only class of product which contributed 10% or more to total sales. The percent of the Company's total sales attributable to sales of such class of products for the past three years is as follows: 1995, 66%; 1994, 62%; 1993, 58%.

     Some of the sales in the Utility Division markets are by competitive bid. In addition to price, some customers consider quality and customer service in making purchasing decisions. Public bids for water meters may include both small and large meters.

     At December 31, 1995, the Utility Division backlog was $7,442,000 versus the December 31, 1994 backlog of $11,929,000. The 1994 backlog included approximately $4,000,000 of a large Mexican order, most of which was shipped in 1995. The Company believes that its sales exceed 25% of the total sales in the domestic small-meter market, and considerably less of the total sales in the domestic large-meter market. Major competitors include Sensus Technologies, Inc., Schlumberger Industries, Inc. and ABB-Kent Meters, Inc.

     The Utility Division products are sold by direct salespersons and through distributors. The Utility Division products are marketed throughout North America and, to a lesser extent, in Central and South America and Europe.

     The most important raw materials for Utility Division products are bronze castings, plastic resins, electronic subassemblies and glass. There are multiple sources for these raw materials, but the Company purchases bronze castings from a single supplier. The Company believes bronze castings would be available from other sources, but that the loss of its current supplier would result in higher cost of castings, short-term increases in inventory and higher quality control costs. Prices may be affected by world commodity markets.

     No single customer accounts for 10% or more of the total sales of the Company.

                                    Backlog

     The dollar amount of the Company's total backlog of unshipped orders at December 31, 1995 and 1994 was $13,012,000 and $16,513,000, respectively. All of the December 31, 1995 backlog is expected to be shipped in 1996.

                            Research and Development

     Expenditures for research and development activities relating to the development of new products, the improvement of existing products and manufacturing process improvements were $3,858,000 during 1995, as compared to $3,278,000 during 1994 and $3,642,000 during 1993. Research and development activities are primarily sponsored by the Company.

                               Intangible Assets

     The Company owns or controls many patents, trademarks, tradenames and license agreements, in the United States and other countries, related to its products and technologies in both the Industrial and Utility Divisions. No single patent, trademark, tradename or license is material to the Company's business as a whole.

                            Environmental Protection



     The Company is subject to contingencies relative to the compliance with Federal, State and local provisions and regulations relating to the protection of the environment. Currently the Company is in the process of resolving several cases relative to Superfund sites. Provision has been made for any known settlement costs. Expenditures during 1995 for compliance with environmental control provisions and regulations were not material.

     To insure compliance with all environmental regulations at all company sites, in 1991 the Board of Directors established a Compliance Committee which provides monitoring of the Company's compliance with all regulatory authorities in regard to, among other things, environmental matters.

                                   Employees

     The Company and its subsidiaries employed 904 persons at December 31, 1995.

                            International Operations

     The Company has distributors throughout the world. Additionally, the Company has a sales, assembly, and distribution facility in Stuttgart, Germany, a sales and customer service office in Mexico City and an assembly facility in Nogales, Sonora, Mexico.

     The Company exports products manufactured in Milwaukee, WI., Tulsa, OK., and Rio Rico, AZ.

     In January 1996, a Vice President - International was hired. His responsibility will be to manage the distribution of all of the Company's products in all countries outside of the United States and Canada.

        Financial Information about Foreign Operations and Export Sales

     Information about the Company's foreign operations and export sales is included on page 26 of the Company's 1995 Annual Report to Shareholders and such information is incorporated herein by reference.

                 Financial Information About Industry Segments

     The Company operates in one industry segment as a marketer and manufacturer of various flow measurement products.

Item 2. Properties

     The principal facilities utilized by the Company at December 31, 1995, are listed below. Except as indicated, all of such facilities are owned in fee simple by the Company.

                                                        Approximate Area
      Location     Principal Use                        (Square Feet)
      -----------  -----------------------------------  ------------------

      Brown Deer,
       Wisconsin   Manufacturing and offices                 287,000
      Tulsa,
       Oklahoma    Manufacturing and offices                  89,500(1)
      Rio Rico,
       Arizona     Manufacturing and offices                  36,000
      Nogales,
       Mexico      Assembly, manufacturing and offices        41,700(2)
      Stuttgart,
       Germany     Assembly, manufacturing and offices         8,253(3)

(1) Includes 30,000 sq. ft. leased facility.  Lease term expires
December 31, 1996.
(2) Leased facility.  Lease term exprires January 31, 1998.
(3) Leased facility.  Lease expires December, 1998.

     In addition to the foregoing facilities, the Company leases several sales offices. The Company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.



Item 3.      Legal Proceedings

         There are currently no material legal proceedings pending with relation to the Company.


Item 4.      Submission of Matters to a Vote of Security Holders


     No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1995.

                       Executive Officers of the Company

     The following table sets forth certain information regarding the executive officers of the Company.


                                                                      Age at
   Name                      Position                                 2/29/96
   ------------------------  ---------------------------------------  -------
   James L. Forbes           President and Chief                         63
                             Executive Officer

   Robert D. Belan           Vice President - Utility Division           55

   William H. Vander Heyden  Vice President - Industrial Division        59

   Ronald H. Dix             Vice President Administration               51
                             and Human Resources

   Deirdre C. Elliott        Vice President - Corporate Counsel          39
                             and Secretary

   Richard A. Meeusen        Vice President - Finance, Treasurer and     41
                             Chief Financial Officer

   William J. Shinners       Vice President-Controller                   61

   Theodore N. Townsend      Vice President - International              51



     There are no family relationships between any of the executive officers. All of the officers are elected annually at the first meeting of the Board of Directors held after each annual meeting of the shareholders. Each officer holds office until his successor has been elected or until his death, resignation or removal. There is no arrangement or understanding between any executive officer and any other person pursuant to which he was elected as an officer.

     Mr. Forbes has served as President and Chief Executive Officer for more than five years.

     Mr. Belan was elected Vice President - Utility Divison in March 1992. In October 1991, he was appointed President of the Utility Division and currently also serves in that capacity. From September 1989 to October 1991, he was Vice President of Operations in the Utility Division.

     Mr. Vander Heyden was elected Vice President - Industrial Division in April 1993. From April 1989 to April 1993, Mr. Vander Heyden was Executive Vice President and Chief Technical Officer. Mr. Vander Heyden was appointed President of the Industrial Division in 1990 and currently also serves in that capacity.

     Mr. Dix has served as Vice President of Administration and Human Resources for more than five years.

     Ms. Elliott was elected Vice President - Corporate Counsel and Secretary in December 1993. From October 1991 to December 1993, she served as Vice President - Corporate Counsel. Ms. Elliott joined the Company in February 1991 as Corporate Counsel.

     Mr. Meeusen joined the Company and was elected Vice President - Finance and elected Chief Financial Officer in November 1995 and was elected Treasurer in January 1996. Prior to joining the Company, Mr. Meeusen was Vice President
- Finance and Treasurer for Zenith Sintered Products for more than five years.

     Mr. Shinners was elected Vice President-Controller of the Company in April 1989.

     Mr. Townsend joined the Company and was elected Vice President - International in February 1996. From 1993 to 1995, Mr. Townsend was Managing Director of International Gas Measurement, based in London England for twelve companies related to Elster/Kromshroder and American Meter Companies. From 1990 to 1992, Mr. Townsend was a Vice President of American Meter Company.


                                    Part II



Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

         The information set forth on page 26 in the Company's 1995 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 6.  Selected Financial Data

         The information set forth on pages 1 and 28 in the Company's 1995 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information set forth on pages 14,15 and 16 in the Company's 1995 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 8.  Financial Statements and Supplementary Data

         Consolidated financial statements of the Company at December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 and the auditor's report thereon and the Company's unaudited quarterly financial data for the two-year period ended December 31, 1995 are incorporated herein by reference from the 1995 Annual Report to Shareholders, pages 17 through 27.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    Part III


Item 10. Directors and Executive Officers of the Registrant

        Information required by this Item with respect to directors is included under the headings "Nomination and Election of Directors" and "Other Matters" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 1996, and is incorporated herein by reference.

        Information concerning the executive officers of the Company is included in Part I of this Form 10-K.

Item 11. Executive Compensation

        Information required by this Item is included under the headings "Nomination and Election of Directors - Director Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 1996, and is incorporated herein by reference; provided, however, that the subsection entitled "Executive Compensation-Board Compensation Committee Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information required by this Item is included under the heading "Stock Ownership of Management and Others" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 1996, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information required by this Item is included under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 1996, and is incorporated herein by reference.


                                    Part IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

        (a)  Documents filed

             1. and 2. Financial Statements and Financial Statement Schedule.
                       See index to Financial Statements and Financial Statement Schedule on page F-0 which is incorporated herein by reference.

                    3. Exhibits.  See the Exhibit Index included as the last
                       pages of this report which is incorporated herein by reference.

        (b)  Reports on Form 8-K

             No report on Form 8-K was required to be filed by the Registrant during the quarter ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BADGER METER, INC.
Registrant


By:  /s/ Richard A. Meeusen                  By:  /s/ Deirdre C. Elliott
     --------------------------------------       ------------------------------
     Richard A. Meeusen                           Deirdre C. Elliott
     Vice President - Finance and Treasurer       Vice President - Corporate
     Chief Financial Officer                      Counsel and Secretary
     February 16, 1996                            February 16, 1996


By:  /s/ William J. Shinners
     --------------------------------------
     William J. Shinners
     Vice President - Controller
     Chief Accounting Officer
     February 16, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ James O. Wright                      /s/ James L. Forbes
-------------------------                ------------------------
James O. Wright                          James L. Forbes
Director and Chairman                    Director, President and
February 16, 1996                        Chief Executive Officer
                                         February 16, 1996


/s/ Robert M. Hoffer                     /s/ Pamela B. Strobel
-------------------------                ------------------------
Robert M. Hoffer                         Pamela B. Strobel
Director                                 Director
February 16, 1996                        February 16, 1996


/s/ Charles F. James, Jr.                /s/ Warren R. Stumpe
-------------------------                ------------------------
Charles F. James, Jr.                    Warren R. Stumpe
Director                                 Director
February 16, 1996                        February 16, 1996


/s/ Donald J. Schuenke                   /s/ Edwin P. Wiley
-------------------------                ------------------------
Donald J. Schuenke                       Edwin P. Wiley
Director                                 Director
February 16, 1996                        February 16, 1996


/s/ John J. Stollenwerk                  /s/ James O. Wright, Jr.
-------------------------                ------------------------
John J. Stollenwerk                      James O. Wright, Jr.
Director                                 Director
February 16, 1996                        February 16, 1996

                               BADGER METER, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES




                                                      Page References
                                                 Annual Report
                                                       to
                                                  Shareholders   Form 10-K
                                                  Page Number    Page Number
                                                  -------------  -----------
   Item 14(a) 1

    Financial statements:
      Consolidated balance sheets at
        December 31, 1995 and 1994                       18

      Consolidated statements of operations
        for each of the three years in the
        period ended December 31, 1995                   17

      Consolidated statements of cash flows
        for each of the three years in the
        period ended December 31, 1995                   19

      Consolidated statements of shareholders'
        equity for each of the three years in
        the period ended December 31, 1995               20

      Notes to consolidated financial
        statements                                     21 - 26

   Item 14(a) 2

    Financial statement schedules:
      Consolidated schedules for each of
        the three years in the period ended
        December 31, 1995:
          II - Valuation and qualifying accounts                    F-1


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and the notes thereto.

                               BADGER METER, INC.

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                 Years ended December 31, 1995, 1994, and 1993





                                     Balance at  Additions   Deductions  Balance
                                     beginning   charged to  from        at end
                                     of year     earnings    allowances  of year
Allowance for doubtful receivables:
                1995                 $135,000    $137,000    $56,000(a)  $216,000
                                     ========    ========    ==========  ========



                1994                 $ 99,000    $ 62,000    $26,000(a)  $135,000
                                     ========    ========    ==========  ========



                1993                 $ 88,000    $ 40,801    $29,801(a)  $ 99,000
                                     ========    ========    ==========  ========




Note:

     (a) Accounts receivable written off, less recoveries, against the allowance.

                                 EXHIBIT INDEX


Exhibit No.                            Exhibit Description                                        Page No.
-----------                            -------------------                                        --------

(3.0)        Restated Articles of Incorporation effective April 23, 1993.  [Incorporated                --
             by reference from Exhibit (4.3) to the Registrant's Form S-8 Registration
             Statement (Registration No. 33-65618)].

(3.1)        Restated By-Laws as amended February 16, 1996.                                       Included

(4.0)        Loan Agreement between the First Wisconsin National Bank of Milwaukee                      --
             and the Badger Meter Employee Stock Ownership Plan and Trust, dated
             June 22, 1984.  [Incorporated by reference from Exhibit (4.1) to the
             Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1984].

(4.1)        Loan Agreement, as amended April 30, 1988, between the Registrant and                      --
             the M&I Marshall & Ilsley Bank relating to the Registrant's revolving credit loan.
             [Incorporated by reference from Exhibit (4.0) to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1988].

(4.2)        Loan Agreement between the First Wisconsin National Bank of Milwaukee and                  --
             the Badger Meter Employee Stock Ownership Plan and Trust, dated August 2, 1990.
             [Incorporated by reference from Exhibit (10.0) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1990].

(4.3)        Loan Agreement between Firstar Bank Milwaukee, N.A. and The Badger Meter Employee    Included
             Savings and Stock Ownership Plan and Trust, dated December 1, 1995.


(9.0)        Badger Meter, Inc. Voting Trust Agreement dated June 1, 1953 as amended.                   --
             [Incorporated by reference from Exhibit (13) to the Registrant's Form 10 dated
             April 28, 1967].

(9.1)        Badger Meter Officers' Voting Trust Agreement dated December 18, 1991.                     --
             [Incorporated by reference from Exhibit (9.1) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991].

(10.0) *     Badger Meter, Inc. Restricted Stock Plan, as amended.  [Incorporated by                    --
             reference from Exhibit (4.1) to the Registrant's Form S-8 Registration Statement
             (Registration No. 33-27649)].

(10.1) *     Badger Meter, Inc. 1989 Stock Option Plan.  [Incorporated by reference from                --
             Exhibit (4.1) to the Registrant's Form S-8 Registration Statement
             (Registration No. 33-27650)].

(10.2) *     Badger Meter, Inc. 1993 Stock Option Plan.  [Incorporated by reference                     --
             from Exhibit (4.3) to the Registrant's Form S-8 Registration Statement
             (Registration No. 33-65618)].

(10.3) *     Badger Meter, Inc. Deferred Compensation Plan.  [Incorporated by                           --
             reference from Exhibit (10.5) to the Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1993].

(10.4) *     Badger Meter, Inc. 1995 Stock Option Plan [Incorporated by reference                       --
             from Exhibit (4.1) to the Registrants Form S-8 Registration Statement
             (Registration No. 033-62239)].

* A management contract or compensatory plan or arrangement.

Exhibit No.                            Exhibit Description                                      Page No.
-----------                            -------------------                                      ---------
(10.5)       Badger Meter, Inc. Employee Savings and Stock Ownership Plan                             --
             [Incorporated by reference from Exhibit (4.1) to the Registrants
             Form S-8 Registration Statement (Registration No. 033-62241)].

(10.6) *     Long-Term Incentive Plan.                                                           Included

(10.7) *     Badger Meter, Inc. Supplemental Non-Qualified Unfunded Pension Plan.                Included

(11.0)       Computation of fully diluted earnings per share.                                    Included

(13.0)       Portions of the Annual Report to Shareholders that are incorporated by reference.   Included

(21.0)       Subsidiaries of the Registrant.                                                     Included

(23.0)       Consent of Ernst & Young LLP, Independent Auditors.                                 Included

(27.0)       Financial Data Schedule.                                                            Included

(99.0)       Definitive Proxy Statement for the Annual Meeting of Shareholders to be held             --
             April 19, 1996.  [To be filed with the Securities and Exchange Commission under
             Regulation 14A within 120 days after the end of the Registrant's fiscal year.
             With the exception of the information incorporated by reference into Items 10,
             11, 12 and 13 of this Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report].
