Form 10-Q
period 1996-03-31
BADGER METER INC
filed 1996-04-29
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from                  to
                               ----------------    ----------------

Commission File Number  1-6706

                               BADGER METER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Wisconsin                                     39-0143280
- -------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


 4545 West Brown Deer Road, Milwaukee, Wisconsin            53223
- --------------------------------------------------      ---------------
    (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code        (414) 355-0400
                                                        -------------------

                                    None
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
             changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X   No
                                                 ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                             Outstanding at April 26, 1996
- ------------------------------------         -----------------------------
Common Stock, $1.00 par value                         1,199,607

Class B Common Stock, $.10 par value                    562,785


                               BADGER METER, INC.

                                     INDEX



                                                                      Page No.
                                                                      --------
Part I.  Financial Information:

  Item 1     Financial Statements:

             Consolidated Condensed Balance Sheets - -
             March 31, 1996 and December 31, 1995                        3

             Consolidated Condensed Statements of Operations - -
             Three Months Ended March 31, 1996 and 1995                  4

             Consolidated Condensed Statements of Cash Flows - -
             Three Months Ended March 31, 1996 and 1995                  5

             Notes to Consolidated Condensed Financial Statements        6

  Item 2     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         7


Part II.  Other Information

  Item 6(a)  Exhibits                                                    8

  Item 6(b)  Reports on Form 8-K                                         8

  Exhibit Index                                                         10

                         Part I - Financial Information

                               BADGER METER, INC.

Item 1   Financial Statements

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                       March 31,            December 31,
                                                                         1996                  1995
                                                                      ---------            -----------
                              Assets                                 (Unaudited)
                              ------
Current assets:
    Cash                                                             $    376               $  1,177
    Receivables                                                        14,801                 13,661
    Inventories:
      Finished goods                                                    4,340                  3,403
      Work in process                                                   7,697                  6,750
      Raw materials and purchased parts                                 5,242                  5,681
                                                                     --------               --------
        Total inventories                                              17,279                 15,834
  Prepaid expenses                                                        736                    745
                                                                     --------               --------
        Total current assets                                           33,192                 31,417

Property, plant and equipment                                          55,836                 55,101
    Less accumulated depreciation                                     (38,655)               (37,714)
                                                                     --------               --------
                                                                       17,181                 17,387
Intangible assets, at cost less accumulated amortization                1,132                  1,217
Pension asset                                                           5,907                  5,821
Deferred income taxes                                                   1,624                  1,536
Deferred charges and other assets                                       3,055                  3,149
                                                                     --------               --------
        Total assets                                                 $ 62,091               $ 60,527
                                                                     ========               ========

                      Liabilities and Shareholders' Equity


Current liabilities:
    Short-term debt                                                  $  5,304               $  5,515
    Payables                                                            5,804                  4,922
    Accrued liabilities                                                 4,108                  4,577
    Income taxes                                                          760                    226
                                                                      -------                -------
        Total current liabilities                                      15,976                 15,240
Accrued non-pension postretirement benefits                             8,349                  8,396
Other accrued employee benefits                                         3,926                  3,728
Long-term debt                                                          1,000                  1,000
Shareholders' equity:
    Common Stock                                                        1,558                  1,552
    Less:  Treasury stock                                                (358)                  (358)
                                                                      -------                -------
                                                                        1,200                  1,194
    Class B Common Stock                                                   56                     56
    Capital in excess of par value                                      7,941                  7,832
    Reinvested earnings                                                25,097                 24,552
    Less: Employee benefit stock                                       (1,085)                (1,102)
          Pension liability adjustment                                   (369)                  (369)
                                                                      -------                -------
    Total shareholders' equity                                         32,840                 32,163
                                                                      -------                -------
        Total liabilities and shareholders' equity                   $ 62,091               $ 60,527
                                                                      =======                =======


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                         1996         1995
                                                      ---------     ---------
Net sales                                             $  26,635     $  27,928
Operating costs and expenses:
   Cost of sales                                         16,714        18,191
   Marketing and administrative                           6,799         6,415
   Research and engineering                               1,559         1,584
                                                      ---------     ---------
                                                         25,072        26,190
                                                      ---------     ---------
Operating earnings                                        1,563         1,738

Interest expense                                            118           249

Other deductions                                             54           106
                                                      ---------     ---------
Earnings before income taxes                              1,391         1,383

Provision for income taxes                                  503           526
                                                      ---------     ---------

Net earnings                                          $     888     $     857
                                                      =========     =========

Per share amounts:

   Net earnings *                                     $     .49     $     .49
                                                      =========     =========

   Dividends declared - Common Stock                  $     .20     $   .1815
                                                      =========     =========

   Dividends declared - Class B Common Stock          $    .182     $    .165
                                                      =========     =========

   Weighted average shares outstanding                1,760,784     1,751,492
                                                      =========     =========


* 1996 earnings per share include the effect of dilutive stock options.


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                             (Dollars in Thousands)
                                  (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                             1996     1995
                                                            -------  -------
Operating activities:
  Net earnings                                              $   888  $   857
  Adjustments to reconcile net
    earnings to net cash provided
    by (used for) operations:
      Depreciation                                              964      913
      Amortization                                              208      192
      Noncurrent employee benefits                               82       17
      Deferred income taxes                                     (88)     (18)
      Other                                                      14       10
      Changes in:
        Receivables                                          (1,140)  (2,877)
        Inventory                                            (1,445)    (689)
        Current liabilities other than short-term debt          927      831
        Prepaid expenses                                          9      (25)
                                                            -------  -------
  Total adjustments                                            (469)  (1,646)
                                                            -------  -------
Net cash provided by (used for) operations                      419     (789)
                                                            -------  -------

Investing activities:
  Property, plant and equipment                                (775)    (927)
  Other - net                                                    (6)    (100)
                                                            -------  -------
Net cash used for investing activities                         (781)  (1,027)
                                                            -------  -------

Financing activities:
  Bank borrowings                                              (211)   2,051
  Dividends                                                    (343)    (308)
  Exercised stock options                                       115        5
                                                            -------  -------
Net cash provided by (used for)
  financing activities                                         (439)   1,748
                                                            -------  -------

Increase (decrease) in cash                                    (801)     (68)
Beginning of year                                             1,177      365
                                                            -------  -------
End of period                                               $   376  $   297
                                                            =======  =======

Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the period for:
    Income taxes                                            $    57  $  (114)
                                                            =======  =======
    Interest                                                $   106  $   266
                                                            =======  =======




     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at March 31, 1996 and the related results of operations for the three-month periods ended March 31, 1996 and 1995 and cash flows for the three-month periods ended March 31, 1996 and 1995. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. The consolidated condensed balance sheet at December 31, 1995 was derived from amounts included in the Annual Report to Shareholders which was incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.  In October, 1995, the Financial Accounting Standards Board issued
    Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" (FAS 123), effective for fiscal years beginning after December 15, 1995. As allowed by FAS 123, the company intends to use prior standards (APB 25) for determining annual compensation charges and will disclose the impact of fair value.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

Financial Condition


Receivables increased 8.3%, or $1,140,000, from the seasonally low December 31, 1995 balance. The increase was considered normal. Inventories increased
9.1%, or $1,445,000, primarily to support future sales needs. These working capital requirements were partially funded by an increase of $882,000 in accounts payable (primarily related to inventory purchases) and an $801,000 reduction in cash balances during the quarter. Earnings for the quarter provided the balance of the working capital and funded a $211,000 decrease in short-term debt.

As of March 31, 1996, the company had approximately $27,100,000 of credit lines with domestic and foreign banks of which $5,304,000 was in use. This compares to $12,488,000 in use at March 31, 1995 and $5,515,000 at December 31, 1995.
The company believes that the present lines of credit are adequate to meet operating requirements.

Results of Operations

Net sales for the first quarter of 1996 of $26,635,000 reflect a 4.6% decrease over sales of $27,928,000 for the same period in 1995. The decrease was primarily related to lower unit volume of domestic water meter sales.
Increases in higher value meter reading technology products, lubrication meters, natural gas instrumentation and primary flow products helped offset the meter decline. A supplier problem and the harsh winter in the eastern half of the country had an unfavorable effect on sales.

The gross profit margin improved from 34.9% in 1995 to 37.2% in 1996. This increase was due primarily to higher margins earned on meter reading technology products, as well as an increased percentage of higher margin industrial products in the total sales for the first quarter of 1996 as compared to the first quarter of 1995.

The increase in marketing and administrative costs was impacted by the development of an international group and the provision for a new long-term compensation plan. Research and engineering expenses were comparable between the quarters. Interest expense decreased $131,000 between periods due to lower interest rates and lower debt balances outstanding. Other deductions decreased $49,000 due primarily to favorable foreign exchange transactions.

The effective tax rate for the first quarter of 1996 was 36.2% compared to 38.0% for the first quarter of 1995 and 37.1% for the entire year in 1995. The rate decrease is primarily due to the impact of tax credits in 1996.

Earnings for the quarter of $888,000 have increased 3.6% over 1995 earnings of $857,000. However, the earnings per share have remained constant at $.49 for both periods due to the impact of dilutive options in 1996.

No risks or uncertainties were identified that could have a material impact on operations and no long-lived assets have become permanently impaired in value.

                          Part II - Other Information



Item 6   Exhibits and Reports on Form 8-K

(a)  Exhibits:

     (11.0)  Computation of fully diluted earnings per share
     (27.0)  Financial Data Schedule


(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     BADGER METER, INC.

Dated:  April 26, 1996               By /S/  Richard A. Meeusen
                                        ----------------------------------------
                                        Richard A. Meeusen
                                        Vice President - Finance and Treasurer
                                        Chief Financial Officer




                                     By /S/  William J. Shinners
                                        ----------------------------------------
                                        William J. Shinners
                                        Vice President - Controller

                                EXHIBIT INDEX


                                                                Page Number


(11.0)  Computation of fully diluted earnings per share              11

(27.0)  Financial Data Schedule