Form 10-Q
period 1996-06-30
BADGER METER INC
filed 1996-08-01
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

Commission File Number  1-6706
                        ------

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
            (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes    X     No
                                                        ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                                Outstanding at July 25, 1996
- - ----------------------------                    ----------------------------

Common Stock, $1.00 par value                            1,211,017

Class B Common Stock, $.10 par value                      562,785

                               BADGER METER, INC.

                                     INDEX




                                                                                              Page No.
                                                                                              --------
Part I.  Financial Information:

  Item 1       Financial Statements:

               Consolidated Condensed Balance Sheets - -
               June 30, 1996 and December 31, 1995                                                3

               Consolidated Condensed Statements of Operations - -
               Three and Six Months Ended June 30, 1996 and 1995                                  4

               Consolidated Condensed Statements of Cash Flows - -
               Six Months Ended June 30, 1996 and 1995                                            5

               Notes to Consolidated Condensed Financial Statements                               6

  Item 2       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                7


Part II. Other Information

  Item 4       Submission of Matters to a Vote of Security Holders                                8

  Item 6(a)    Exhibits                                                                           8

  Item 6(b)    Reports on Form 8-K                                                                8

  Exhibit Index                                                                                  10


                         Part I - Financial Information

                               BADGER METER, INC.

Item 1   Financial Statements

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                              June 30,                    December 31,
                                                               1996                          1995
                                                               ----                          ----
                   Assets                                   (Unaudited)
                   ------                                   -----------
Current assets:
    Cash                                                   $    159                       $   1,177
    Receivables                                              16,415                          13,661
    Inventories:
        Finished goods                                        3,814                           3,403
        Work in process                                       7,721                           6,750
        Raw materials and purchased parts                     5,558                           5,681
                                                           --------                       ---------
         Total inventories                                   17,093                          15,834
    Prepaid expenses                                            756                             745
                                                           --------                       ---------
         Total current assets                                34,423                          31,417
Property, plant and equipment                                54,524                          55,101
     Less accumulated depreciation                          (37,065)                        (37,714)
                                                           --------                       ---------
                                                             17,459                          17,387
Intangible assets, at cost less accumulated amortization      1,047                           1,217
Pension asset                                                 5,993                           5,821
Deferred income taxes                                         1,527                           1,536
Deferred charges and other assets                             3,300                           3,149
                                                           --------                       ---------
         Total assets                                      $ 63,749                       $  60,527
                                                           ========                       =========

      Liabilities and Shareholders' Equity
      ------------------------------------

Current liabilities:
    Short-term debt                                        $  4,211                       $   5,515
    Payables                                                  7,452                           4,922
    Accrued liabilities                                       4,343                           4,577
    Income taxes                                                386                             226
                                                           --------                       ---------
         Total current liabilities                           16,392                          15,240
Accrued non-pension postretirement benefits                   8,208                           8,396
Other accrued employee benefits                               4,094                           3,728
Long-term debt                                                1,000                           1,000
Shareholders' equity:
    Common Stock                                              1,568                           1,552
    Less:  Treasury stock                                      (358)                           (358)
                                                           --------                       ---------
                                                              1,210                           1,194
    Class B Common Stock                                         56                              56
    Capital in excess of par value                            8,114                           7,832
    Reinvested earnings                                      26,111                          24,552
    Less:  Employee benefit stock                            (1,067)                         (1,102)
           Pension liability adjustment                        (369)                           (369)
                                                           --------                       ---------
    Total shareholders' equity                               34,055                          32,163
                                                           --------                       ---------
         Total liabilities and shareholders' equity        $ 63,749                       $  60,527
                                                           ========                       =========


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                            Three Months Ended                  Six Months Ended
                                                 June 30,                           June 30,
                                                 --------                           --------
                                             1996             1995             1996             1995
                                             ----             ----             ----             ----
Net sales                                  $ 30,542         $ 28,579         $ 57,177         $ 56,508
Operating costs and expenses:
  Cost of sales                              19,739           18,588           36,453           36,779
  Marketing and administrative                6,841            6,407           13,640           12,822
  Research and engineering                    1,568            1,588            3,127            3,173
                                          ---------        ---------        ---------        ---------
                                             28,148           26,583           53,220           52,774
                                          ---------        ---------        ---------        ---------
Operating earnings                            2,394            1,996            3,957            3,734

Interest expense                                103              237              221              486

Other deductions                                 62              123              116              229
                                          ---------        ---------        ---------        ---------

Earnings before income taxes                  2,229            1,636            3,620            3,019

Provision for income taxes                      840              585            1,343            1,111
                                          ---------        ---------        ---------        ---------

Net earnings                               $  1,389         $  1,051         $  2,277         $  1,908
                                          =========        =========        =========        =========

Per share amounts:

  Net earnings *                           $    .76         $    .60         $   1.25         $   1.09
                                          =========        =========        =========        =========

  Dividends declared - Common Stock        $  .2200         $  .2000         $  .4200         $  .3815
                                          =========        =========        =========        =========

  Dividends declared - Class B
    Common Stock                           $   .200         $   .182         $   .382         $   .347
                                          =========        =========        =========        =========

  Weighted average shares
    outstanding                           1,769,489        1,754,092        1,765,138        1,752,792
                                          =========        =========        =========        =========


*1996 Earnings Per Share include the effect of dilutive stock options.


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                              --------
                                                                    1996                        1995
                                                                    ----                        ----
Operating activities:
  Net earnings                                                $    2,277                 $     1,908
  Adjustments to reconcile net
    earnings to net cash provided
    by (used for) operations:
      Depreciation                                                 1,927                       1,831
      Amortization                                                   425                         390
      Noncurrent employee benefits                                    31                          55
      Deferred income taxes                                            9                        (237)
      Other                                                           14                          10
      Changes in:
         Receivables                                              (2,754)                     (2,231)
         Inventory                                                (1,259)                     (1,130)
         Current liabilities                                       2,439                       1,205
         Prepaid expenses                                            (11)                         51
                                                              ----------                ------------
  Total adjustments                                                  821                         (56)
                                                              ----------                ------------
Net cash provided by operations                                    3,098                       1,852
                                                              ----------                ------------

Investing activities:
  Property, plant and equipment                                   (2,013)                     (1,836)
  Other - net                                                       (388)                       (150)
                                                              ----------                ------------
Net cash used for investing activities                            (2,401)                     (1,986)
                                                              ----------                ------------

Financing activities:
  Bank borrowings (repayments)                                    (1,304)                        520
  Treasury stock                                                       5                          --
  Dividends                                                         (718)                       (649)
  Exercised stock options                                            302                          57
                                                              ----------                ------------
Net cash provided by (used for)
  financing activities                                            (1,715)                        (72)
                                                              ----------                ------------

Increase (decrease) in cash                                       (1,018)                       (206)
Beginning of year                                                  1,177                         365
                                                              ----------                ------------
End of period                                                 $      159                $        159
                                                              ==========                ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                              $    1,174                $        896
                                                              ==========                ============
    Interest                                                  $      177                $        477
                                                              ==========                ============



     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at June 30, 1996 and the results of operations for the three and six-month periods ended June 30, 1996 and 1995 and the cash flows for the six-month periods ended June 30, 1996 and 1995. The results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.
    The consolidated condensed balance sheet at December 31, 1995 was derived from amounts included in the Annual Report to Shareholders which was incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

Record sales caused receivables to increase 20%, or $2,754,000, from the seasonally low December 31, 1995 balance. Inventories increased 8%, or $1,259,000, primarily to support future sales needs. Payables increased 51%, or $2,530,000, due to increased inventory purchases and other trade payables since December 31, 1995. Reduced cash balances of $1,018,000, combined with funds generated by net earnings, were used to pay down short-term debt by $1,304,000 and also to fund the net working capital requirements.

As of June 30,1996, the company had approximately $27,000,000 of credit lines with domestic and foreign banks of which $4,211,000 was in use. This compares to $10,957,000 in use at June 30, 1995 and $5,515,000 at December 31, 1995. The
company believes that the present lines of credit are adequate to meet operating requirements.


Results of Operations

Net sales for the second quarter of 1996 of $30,542,000 reflect a 6.9% increase over sales of $28,579,000 for the same period in 1995. The increase was primarily related to pricing and product mix. For the first six months of 1996, sales were $57,177,000, a 1.2% increase over sales of $56,508,000 for the same period in 1995.

The gross profit margin improved from 34.9% for the first six months of 1995 to 36.2% for the same period in 1996. This increase was due primarily to increased manufacturing efficiencies and favorable pricing.

Marketing and administrative costs increased 6.8% for the quarter and 6.4% for the six months ended June 30, 1996 as compared to the same periods of 1995.
The increase was primarily due to the development of an international group and the provision for a new long-term compensation plan. Research and engineering expenses were comparable between the periods. Interest expense decreased $134,000 for the quarter and $265,000 for the six months ended June 30, 1996 as compared to the same periods of 1995, due to lower interest rates and lower debt balances outstanding. Other deductions decreased due primarily to favorable foreign exchange transactions.

The effective tax rate for the second quarter of 1996 was estimated to be 37.7%, which is higher than the 35.8% used for the second quarter of 1995, due to changes in estimated deductions and tax credits for 1996. These same factors caused the 1996 year-to-date tax rate of 37.1% to increase over the 36.8% rate used for the same period of 1995.

Earnings for the second quarter of 1996 of $1,389,000 have increased 32.2% over second quarter 1995 earnings of $1,051,000, due primarily to the higher sales, improved margins and lower interest costs. The 1996 year-to-date earnings of $2,277,000 increased 19.3% over the same period of 1995 earnings of $1,908,000 due primarily to improved margins and lower interest expense. Earnings per share percentage increases were slightly lower for both periods due to the impact of dilutive options in 1996.

No risks or uncertainties were identified that could have a material impact on operations and no long-lived assets have become permanently impaired in value.

                          Part II - Other Information



Item 4   Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held April 19, 1996.

(b) Proxies were solicited for the election of eight directors. There was no solicitation in opposition to management's nominees and all nominees were re-elected. As of the record date, February 29, 1996, the total number of votes represented by shares of Common Stock and Class B Common Stock was 6,827,357 votes.

(c) 1. The Badger Meter, Inc. 1995 Stock Option Plan (as amended) ("Option Plan") was approved. The Option Plan provides for the grant of options representing up to an aggregate of 100,000 shares of Common Stock to approximately 250 employees eligible to participate in the Option Plan. The option price will not be less than 50% (100% in the case of Incentive Stock Options) of fair market value on the date of grant.

                                    Votes            Votes            Votes            Broker
                                     FOR            AGAINST          ABSTAIN          Non-Votes
                                     ---            -------          -------          ---------
STOCK OPTION PLAN                 6,351,608         48,184            8,743           131,941

(c) 2. The following table represents the aggregate votes related to the election of directors:

                                           Votes               Votes
NAME                                        FOR                WITHHELD                Not Voted
- - ----                                        ---                --------                ---------
James L.Forbes                            6,531,834            7,642                   287,881
Robert M. Hoffer                          6,530,634            8,842                   287,881
Charles F. James, Jr.                     6,530,834            8,642                   287,881
Donald J. Schuenke                        6,530,634            8,842                   287,881
John J. Stollenwerk                       6,531,884            7,592                   287,881
Pamela B. Strobel                         6,530,634            8,842                   287,881
James O. Wright                           6,531,834            7,642                   287,881
James O. Wright, Jr.                      6,531,834            7,642                   287,881


(d)  Not applicable.


Item 6   Exhibits and Reports on Form 8-K

(a)  Exhibits:

       (10.0) The Badger Meter, Inc. 1995 Stock Option Plan (as amended) (11.0) Computation of fully diluted earnings per share
       (27.0)  Financial Data Schedule


(b)  Reports on Form 8-K:

       There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              BADGER METER, INC.
                                              ------------------


Dated:  July 29, 1996                         By /s/ Richard A. Meeusen
                                                 ----------------------
                                                 Richard A. Meeusen
                                                 Vice President - Finance and
                                                 Treasurer
                                                 Chief Financial Officer





                                              By /s/ William J. Shinners
                                                 -----------------------
                                                 William J. Shinners
                                                 Vice President - Controller

                                 EXHIBIT INDEX


                                                                                     Page Number
(10.0)  The Badger Meter, Inc. 1995 Stock Option Plan (as amended)                        11

(11.0)  Computation of fully diluted earnings per share                                   15

(27.0)  Financial Data Schedule