Form 10-Q
period 1996-09-30
BADGER METER INC
filed 1996-10-18
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




           Class                           Outstanding at October 17, 1996
------------------------------------       -------------------------------
Common Stock, $1.00 par value                       1,211,117

Class B Common Stock, $.10 par value                  562,785

                               BADGER METER, INC.

                                     INDEX





                                                                        Page No.
                                                                        --------
Part I.Financial Information:

  Item 1   Financial Statements:

           Consolidated Condensed Balance Sheets - -
           September 30, 1996 and December 31, 1995                           3

           Consolidated Condensed Statements of Operations - -
           Three and Nine Months Ended September 30, 1996 and 1995            4

           Consolidated Condensed Statements of Cash Flows - -
           Nine Months Ended September 30, 1996 and 1995                      5

           Notes to Consolidated Condensed Financial Statements               6

  Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                7


Part II. Other Information

  Item 6(a)Exhibits                                                           8

  Item 6(b)Reports on Form 8-K                                                8

  Exhibit Index                                                              10

                         Part I - Financial Information

                               BADGER METER, INC.

Item 1   Financial Statements

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                          September 30,     December 31,
                                                              1996              1995
                                                          ------------      ------------
                                           Assets            (Unaudited)
Current assets:
    Cash                                                  $        187      $      1,177
    Receivables                                                 16,790            13,661
    Inventories:
      Finished goods                                             3,198             3,403
      Work in process                                            7,839             6,750
      Raw materials and purchased parts                          5,603             5,681
                                                          ------------      ------------
        Total inventories                                       16,640            15,834
    Prepaid expenses                                               689               745
                                                          ------------     -------------
        Total current assets                                    34,306            31,417
Property, plant and equipment                                   55,436            55,101
    Less accumulated depreciation                              (37,331)          (37,714)
                                                          ------------     -------------
                                                                18,105            17,387
Intangible assets, at cost less accumulated amortization           962             1,217
Pension asset                                                    6,079             5,821
Deferred income taxes                                            1,729             1,536
Deferred charges and other assets                                3,243             3,149
                                                          ------------     -------------
        Total assets                                      $     64,424     $      60,527
                                                          ============     =============

                 Liabilities and Shareholders' Equity

Current liabilities:
   Short-term debt                                        $      2,799     $       5,515
   Payables                                                      7,330             4,922
   Accrued liabilities                                           5,015             4,577
   Income taxes                                                    930               226
                                                          ------------     -------------
       Total current liabilities                                16,074            15,240
Accrued non-pension postretirement benefits                      8,287             8,396
Other accrued employee benefits                                  3,810             3,728
Long-term debt                                                   1,107             1,000
Shareholders' equity:
   Common Stock                                                  1,569             1,552
   Less:  Treasury stock                                          (358)             (358)
                                                          ------------     -------------
                                                                 1,211             1,194
   Class B Common Stock                                             56                56
   Capital in excess of par value                                8,140             7,832
   Reinvested earnings                                          27,159            24,552
   Less:  Employee benefit stock                                (1,051)           (1,102)
          Pension liability adjustment                            (369)             (369)
                                                          ------------     -------------
   Total shareholders' equity                                   35,146            32,163
                                                          ------------     -------------
       Total liabilities and shareholders' equity         $     64,424     $      60,527
                                                          ============     =============


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)


                                             Three Months Ended             Nine Months Ended
                                                September 30,                  September 30,
                                           ----------------------         ---------------------
                                               1996       1995*             1996        1995*
                                           ----------  ---------          ---------  ---------
Net sales                                  $ 30,542    $  25,856          $ 87,719   $  82,363
Operating costs and expenses:
 Cost of sales                               19,219       16,362            55,672      53,141
 Marketing and administrative                 7,236        6,091            20,876      18,913
 Research and engineering                     1,678        1,678             4,805       4,851
                                           ----------  ---------          ---------  ---------
                                             28,133       24,131            81,353      76,905
                                           ----------  ---------          ---------  ---------
Operating earnings                            2,409        1,725             6,366       5,458

Interest expense                                102          225               323         711

Other deductions                                 51           17               167         245
                                           ----------  ---------          ---------  ---------

Earnings before income taxes                  2,256        1,483             5,876       4,502

Provision for income taxes                      826          568             2,169       1,679
                                           ----------  ---------          ---------  ---------

Net earnings                               $   1,430   $     915          $   3,707  $   2,823
                                           ==========  =========          =========  =========

Per share amounts:

 Net earnings:
   Primary                                 $      .78  $     .52          $    2.02  $    1.61
                                           ==========  =========          =========  =========
   Fully Diluted                           $      .77          *          $    2.00          *
                                           ==========  =========          =========  =========

 Dividends declared - Common Stock         $   .2200   $   .2000          $   .6400  $   .5815
                                           ==========  =========          =========  =========

 Dividends declared - Class B
   Common Stock                            $    .200   $    .182          $    .582  $    .529
                                           ==========  =========          =========  =========

 Shares used in computation:
   Primary                                 1,838,630   1,754,925          1,832,494  1,753,503
                                           ==========  =========          =========  =========
   Fully Diluted                           1,847,416           *          1,856,285          *
                                           ==========  =========          =========  =========



* In 1995, dilution was less than 3%.

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not necessarily equal the total for the year.


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                   Nine Months Ended
                                                                      September 30,
                                                                1996               1995
                                                                ----               ----
Operating activities:
  Net earnings                                           $    3,707          $    2,823
  Adjustments to reconcile net
    earnings to net cash provided
    by (used for) operations:
      Depreciation                                            2,799               2,714
      Amortization                                              598                 593
      Noncurrent employee benefits                             (243)               (172)
      Deferred income taxes                                    (193)               (232)
      Other                                                      26                 111
      Changes in:
        Receivables                                          (3,129)             (1,759)
        Inventory                                              (806)                287
        Current liabilities                                   3,470                 626
        Prepaid expenses                                         56                 131
                                                         ----------          ----------
  Total adjustments                                           2,578               2,299
                                                         ----------          ----------
Net cash provided by (used for) operations                    6,285               5,122
                                                         ----------          ----------

Investing activities:
  Property, plant and equipment                              (3,378)             (3,001)
  Other - net                                                  (416)               (158)
                                                         ----------          ----------
Net cash provided by (used for) investing activities         (3,794)             (3,159)
                                                         ----------          ----------

Financing activities:
  Bank borrowings (repayments)                               (2,716)             (1,182)
  Treasury stock                                                  5                  --
  Dividends                                                  (1,100)               (990)
  Exercised stock options                                       330                  66
                                                         ----------          ----------
Net cash provided by (used for)
  financing activities                                       (3,481)             (2,106)
                                                         ----------          ----------

Increase (decrease) in cash                                    (990)               (143)
Beginning of year                                             1,177                 365
                                                         ----------          ----------
End of period                                            $      187          $      222
                                                         ==========          ==========

Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the period for:
    Income taxes                                         $    1,658          $    1,481
                                                         ==========          ==========
    Interest                                             $      281          $      694
                                                         ==========          ==========




     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at September 30, 1996 and the results of operations for the three and nine-month periods ended September 30, 1996 and 1995 and the cash flows for the nine-month periods ended September 30, 1996 and 1995. The results of operations for the nine-month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. The consolidated condensed balance sheet at December 31, 1995 was derived from amounts included in the Annual Report to Shareholders which was incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Record sales caused receivables to increase 23%, or $3,129,000, from the seasonally low December 31, 1995 balance. Inventories increased 5%, or $806,000, primarily to support future sales needs. Payables increased 49%, or $2,408,000, due to increased inventory purchases, reserves for after-sale costs and other trade payables since December 31, 1995. Reduced cash balances of $990,000, combined with funds generated by net earnings, were used to pay down short-term debt by $2,716,000 and also to fund the net working capital requirements. Capitalized computer equipment leases increased long-term debt by $107,000 and accrued liabilities by $59,000.

As of September 30, 1996, the company had approximately $27,000,000 of credit lines with domestic and foreign banks of which $2,799,000 was in use. This compares to $9,255,000 in use at September 30, 1995 and $5,515,000 at December 31,1995. The company believes that the present lines of credit are adequate to meet operating requirements.

Results of Operations

Net sales for the third quarter of 1996 of $30,542,000 reflect an 18% increase over sales of $25,856,000 for the same period in 1995. The increase was primarily related to higher unit volumes and favorable pricing. For the first nine months of 1996, sales were $87,719,000, a 6.5% increase over sales of $82,363,000 for the same period in 1995, due primarily to pricing and product mix.

The gross profit margin improved from 36.7% for the third quarter of 1995 to 37.1% for the third quarter of 1996. It also improved from 35.5% for the first nine months of 1995 to 36.5% for the same period in 1996. These increases were due primarily to increased manufacturing efficiencies and favorable pricing.

Marketing and administrative costs increased 18.8% for the quarter and 10.4% for the nine months ended September 30, 1996 as compared to the same periods of 1995. The increase was primarily due to the development of an international group, various incentive accruals and the provision for a new long-term compensation plan. Research and engineering expenses were comparable between the periods. Interest expense decreased $123,000 for the quarter and $388,000 for the nine months ended September 30, 1996 as compared to the same periods of 1995, due to lower interest rates and lower debt balances outstanding. Other deductions decreased for the nine months ended September 30, 1996 as compared to the same period of 1995 due primarily to favorable foreign exchange transactions.

The effective tax rate for the third quarter of 1996 was estimated to be 36.6%, which is lower than the 38.3% used for the third quarter of 1995, due to changes in estimated deductions and tax credits for 1996. These same factors caused the 1996 year-to-date tax rate of 36.9% to decrease from the 37.3% rate used for the same period of 1995.

Earnings for the third quarter of 1996 of $1,430,000 have increased 56% over third quarter 1995 earnings of $915,000, due primarily to the higher sales, improved margins and lower interest costs. The 1996 year-to-date earnings of $3,707,000 increased 31% over the same period of 1995 earnings of $2,823,000 due to the same factors. Earnings per share percentage increases were slightly lower for both periods due to the impact of dilutive options in 1996.

Other

On October 16, 1996, the company received a letter from a not-for-profit environmental organization indicating that it believes the company may be in violation of California's Proposition 65. The letter states that certain meters manufactured and sold by the company may be contributing to unacceptable levels of lead in a source of drinking water and that the company may not have provided adequate public notice of lead exposure. The organization states that it is prepared to start civil enforcement action as permitted under Proposition 65, but has offered to begin negotiations toward a settlement. Management does not believe that meters sold by the company in California violate Proposition 65 and, as such, management does not anticipate any material liability arising from this action. Management has not yet responded to this letter.

No other risks or uncertainties were identified that could have a material impact on operations and no long-lived assets have become permanently impaired in value.



                          Part II - Other Information



Item 6 Exhibits and Reports on Form 8-K

(a)  Exhibits:

       (11.0)  Computation of fully diluted earnings per share
       (27.0)  Financial Data Schedule


(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed for the three months ended September 30, 1996.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       BADGER METER, INC.


Dated:  October 17, 1996               By /S/  Richard A. Meeusen
                                          --------------------------
                                          Richard A. Meeusen
                                          Vice President - Finance and Treasurer
                                          Chief Financial Officer


                                      By /S/  William J. Shinners
                                         --------------------------
                                         William J. Shinners
                                         Vice President - Controller

                                 EXHIBIT INDEX


                                                                    Page Number

(11.0)  Computation of fully diluted earnings per share                  11

(27.0)  Financial Data Schedule