Form 10-K
period 1996-12-31
BADGER METER INC
filed 1997-03-31
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

For the fiscal year ended DECEMBER 31, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  YES  _X_  NO   __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $53,619,000 as of February 28, 1997. At February 28, 1997, the registrant had 1,213,904 shares of Common Stock outstanding and 562,785 shares of Class B Common Stock outstanding. After the effect of the two-for-one stock split payable April 18, 1997, the February 28, 1997 shares outstanding would be 2,427,808 of Common Stock and 1,125,570 of Class B Common Stock. All share and per share data in this Form 10-K and in the company's Annual Report to Shareholders have been restated for effect of this stock split.

                      Documents Incorporated by Reference:

     Parts I and II incorporate information by reference from the company's 1996 Annual Report to Shareholders.

     Part III incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1997 [to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year].

                                   Part I


Item 1. Business

        Badger Meter, Inc. (the company) is a marketer and manufacturer of products using flow measurement and control technology serving markets worldwide. The company's markets are within a single business segment. The company was incorporated in 1905.

                            Markets and Products

        The company serves the flow measurement and control market with products including water meters and related meter reading technologies, wastewater meters, industrial meters, small valves and natural gas meters and related instrumentation. The company's products are assigned to three operating units: Utility, Industrial and International. The Utility and Industrial divisions market their products in the U.S. and Canada, while the International Division markets both utility and industrial products in other countries throughout the world.

        The company's products are sold to water and natural gas utilities, original equipment manufacturers and various industrial customers primarily operating in the following markets: energy and petroleum; food and beverage; pharmaceutical; chemical; water, wastewater and process waters; and concrete. Principal products include disc meters; turbo and compound meters; automated and automatic remote meter reading systems; ultrasonic flowmeters; precision control valves; natural gas meters and related instrumentation; oscillating piston meters; flow tubes; lube meters; and process controllers.

        The company's products are primarily manufactured in the company's Milwaukee, Wisconsin and Tulsa, Oklahoma facilities. Custom molded plastic products are also produced in a facility in Rio Rico, Arizona for use as components in the company's products and for sale to original equipment manufacturers. Products are also assembled in facilities in Nogales, Mexico and Stuttgart, Germany.

        Badger Meter's products are sold throughout the world through various selling arrangements including direct sales managers, distributors and independent sales representatives. There is only a moderate seasonal impact on sales, primarily relating to slightly higher sales of certain utility products during the spring and summer months. No single customer accounts for more than 10% of the company's sales.

                                 Competition

        There are several competitors in each of the markets in which the company sells its products, and the competition varies from moderate to intense. Major competitors include Sensus Technologies, Inc., Schlumberger Industries, Inc. and ABB-Kent Meters, Inc. A number of the company's competitors in certain markets have greater financial resources. The company believes it currently provides the leading technology in certain types of automated and automatic meter reading systems, high precision valves, energy instruments and ultrasonic flowmeters. As a result of significant research and development activities, the company enjoys favorable patent positions for many of its products.

                                    Backlog

        The dollar amount of the company's total backlog of unshipped orders at December 31, 1996 and 1995 was $21,262,000 and $13,012,000, respectively. The
1996 backlog includes orders related to a large water meter project which is expected to be completed over several years. As such, it is estimated that $16,002,000 of the December 31, 1996 backlog will be shipped in 1997, with the balance shipped in subsequent years.

                                Raw Materials

        Raw materials used in the manufacture of the company's products include metal or alloys (such as bronze, aluminum, stainless steel, cast iron, brass and stellite), plastic resins, glass, microprocessors and other electronic subassemblies. There are multiple sources for these raw materials, but the company purchases bronze castings and certain electronic subassemblies from single suppliers. The company believes these items would be available from other sources, but that the loss of its current suppliers would result in higher cost of materials, delivery delays, short-term increases in inventory and higher quality control costs. Prices may also be affected by world commodity markets.

                          Research and Development

        Expenditures for research and development activities relating to the development of new products, the improvement of existing products and manufacturing process improvements were $3,851,000 during 1996, as compared to $3,858,000 during 1995 and $3,278,000 during 1994. Research and development activities are primarily sponsored by the company. The company also engages in some joint research and development with other companies.

                              Intangible Assets

        The company owns or controls many patents, trademarks, tradenames and license agreements, in the United States and other countries, related to its products and technologies. No single patent, trademark, tradename or license is material to the company's business as a whole.

                          Environmental Protection

        The company is subject to contingencies relative to compliance with Federal, State and local provisions and regulations relating to the protection of the environment. Currently the company is in the process of resolving several cases relative to Superfund sites, as well an action brought under California's Proposition 65 (see Item 3). Provision has been made for any known settlement costs. Expenditures during 1996 and 1995 for compliance with environmental control provisions and regulations were not material and the company does not anticipate any material future expenditures.

        To insure compliance with all environmental regulations at all company sites, the Board of Directors has a Compliance Committee which monitors the company's compliance with various regulatory authorities in regard to, among other things, environmental matters.

                                  Employees

        The company and its subsidiaries employed 940 persons at December 31, 1996, of which 238 employees are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. Effective November 1, 1996, the company negotiated a new contract with the union covering a four year period. The company has good relations with the union and all of its employees.

                     Foreign Operations and Export Sales

        The company has distributors throughout the world. Additionally, the company has a sales, assembly, and distribution facility in Stuttgart, Germany, a sales and customer service office in Mexico City and an assembly facility in Nogales, Sonora, Mexico. The company exports products manufactured in Milwaukee, WI., Tulsa, OK., and Rio Rico, AZ. In January 1996, a Vice President - International was hired. His responsibility will be to manage the company's activities in all countries outside of the United States and Canada.

        Information about the company's foreign operations and export sales is included on page 26 of the company's 1996 Annual Report to Shareholders and such information is incorporated herein by reference.

                Financial Information About Industry Segments

        The company operates in one industry segment as a marketer and manufacturer of various flow measurement products.

Item 2. Properties

        The principal facilities utilized by the company at December 31, 1996, are listed below. Except as indicated, all of such facilities are owned in fee simple by the company.

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



(1) Includes 30,000 sq. ft. leased facility. Lease term expires December 31, 1997.
(2) Leased facility.  Lease term  expires January 31, 1998.
(3) Leased facility.  Lease term expires December, 1998.

        In addition to the foregoing facilities, the company leases several sales offices. The company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.


Item 3. Legal Proceedings

        There are currently no material legal proceedings pending with relation to the company, except as discussed below.

        In February, 1997, the company, along with other major manufacturers of water meters, was named as a defendant in a California lawsuit filed by the Natural Resources Defense Council. The lawsuit claims that the meter manufacturers are violating the standards established by California's Proposition 65 by selling bronze water meters in California that allegedly leach lead in excess of the Proposition 65 limits.

        The company believes that its meters are in compliance with national standards established by the American Water Works Association and that the meters fully comply with the Federal Safe Drinking Water Act. The California standards are unique to California and are set at a level of one one-thousandth of the point of observable effect. Substantially all of the company's sales of residential water meters in California are to, and in response to specifications issued by, water utilities which are exempt from compliance with the Proposition 65 regulation. Also, since 1972 Badger Meter has been the only meter manufacturer to continuously offer a plastic meter as an option to utility customers. The plastic meter fully complies with the Federal Safe Drinking Water Act, as certified by the National Sanitation Foundation. The utilities had the opportunity to specify the plastic meter, as many of them
did.   As such, the company disputes the claims of the lawsuit and does not believe the ultimate resolution of the lawsuit will have a material adverse effect on the results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the company's shareholders during the quarter ended December 31, 1996.

                       Executive Officers of the Company


     The following table sets forth certain information regarding the executive officers of the company.


                                                                      Age at
   Name                      Position                                 2/28/97
   ------------------------  ---------------------------------------  -------
   James L. Forbes           President and Chief                         64
                             Executive Officer

   Robert D. Belan           Vice President - Utility Division           56

   William H. Vander Heyden  Vice President - Industrial Division        60

   Theodore N. Townsend      Vice President - International              52

   Ronald H. Dix             Vice President - Administration             52
                             and Human Resources

   Deirdre C. Elliott        Vice President - Corporate Counsel          40
                             and Secretary

   Richard A. Meeusen        Vice President - Finance, Treasurer and     42
                             Chief Financial Officer

   William J. Shinners       Vice President - Controller                 62


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

     Mr. Belan was elected Vice President - Utility Division in March 1992. In October 1991, he was appointed President of the Utility Division and currently also serves in that capacity.

     Mr. Vander Heyden was elected Vice President - Industrial Division in April 1983. From April 1989 to April 1993, Mr. Vander Heyden was also Executive Vice President and Chief Technical Officer. Mr. Vander Heyden was appointed President of the Industrial Division in 1990 and currently also serves in that capacity.

     Mr. Townsend joined the company and was elected Vice President - International in February 1996. From 1993 to 1995, Mr. Townsend was Managing Director of International Gas Measurement, based in London, England for twelve companies related to Elster/Kromshroder and American Meter Companies. From 1990 to 1992, Mr. Townsend was a Vice President of American Meter Company.

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

                                    Part II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

         The information set forth on page 26 in the company's 1996 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 6.  Selected Financial Data

         The information set forth on pages 1 and 28 in the company's 1996 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information set forth on pages 14, 15 and 16 in the company's 1996 Annual Report to Shareholders is incorporated herein by reference in response to this Item.



Item 8.  Financial Statements and Supplementary Data

         Consolidated financial statements of the company at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 and the auditor's report thereon and the company's unaudited quarterly financial data for the two-year period ended December 31, 1996 are incorporated herein by reference from the 1996 Annual Report to Shareholders, pages 17 through 26.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                  Part III

Item 10. Directors and Executive Officers of the Registrant

         Information required by this Item with respect to directors is included under the headings "Nomination and Election of Directors" and "Other Matters" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 1997, and is incorporated herein by reference.

         Information concerning the executive officers of the company is included in Part I of this Form 10-K.

Item 11. Executive Compensation

         Information required by this Item is included under the headings "Nomination and Election of Directors - Director Compensation" and "Executive Compensation" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 1997, and is incorporated herein by reference; provided, however, that the subsection entitled "Executive Compensation-Board Management Review Committee Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information required by this Item is included under the heading "Stock Ownership of Management and Others" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 1997, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

          Information required by this Item is included under the headings "Management Review Committee Interlocks and Insider Participation" and "Certain Transactions" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 1997, and is incorporated herein by reference.


                                   Part IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

          (a)  Documents filed

               1.and 2. Financial Statements and Financial
                        Statement Schedule. See index to Financial Statements and Financial Statement Schedule on page F-0 which is incorporated herein by reference.
                     3. Exhibits.  See the Exhibit Index included
                        as the last pages of this report which is incorporated herein by reference.

          (b)  Reports on Form 8-K

               No report on Form 8-K was required to be filed by the Registrant during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BADGER METER, INC.
Registrant


By:  /s/ Richard A. Meeusen
     --------------------------------------
     Richard A. Meeusen
     Vice President - Finance and Treasurer
     Chief Financial Officer
     February 14, 1997


By:  /s/ William J. Shinners
     --------------------------------------
     William J. Shinners
     Vice President - Controller
     Chief Accounting Officer
     February 14, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ James O. Wright                      /s/ James L. Forbes
-------------------------                ------------------------
James O. Wright                          James L. Forbes
Director and Chairman                    Director, President and
February 14, 1997                        Chief Executive Officer
                                         February 14, 1997


/s/ Robert M. Hoffer                     /s/ Pamela B. Strobel
-------------------------                ------------------------
Robert M. Hoffer                         Pamela B. Strobel
Director                                 Director
February 14, 1997                        February 14, 1997


/s/ Charles F. James, Jr.                /s/ Andrew J. Policano
-------------------------                ------------------------
Charles F. James, Jr.                    Andrew J. Policano
Director                                 Director
February 14, 1997                        February 14, 1997


/s/ Donald J. Schuenke                   /s/ Kenneth P. Manning
-------------------------                ------------------------
Donald J. Schuenke                       Kenneth P. Manning
Director                                 Director
February 14, 1997                        February 14, 1997


/s/ John J. Stollenwerk                  /s/ James O. Wright, Jr.
-------------------------                ------------------------
John J. Stollenwerk                      James O. Wright, Jr.
Director                                 Director
February 14, 1997                        February 14, 1997

                               BADGER METER, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES




                                                 Page References
                                                  Annual Report
                                                       to
                                                  Shareholders   Form 10-K
                                                  Page Number    Page Number
                                                  -------------  -----------

   Item 14(a) 1
   ------------

    Financial statements:
      Consolidated balance sheets at
        December 31, 1996 and 1995                       18

      Consolidated statements of operations
        for each of the three years in the
        period ended December 31, 1996                   17

      Consolidated statements of cash flows
        for each of the three years in the
        period ended December 31, 1996                   19

      Consolidated statements of shareholders'
        equity for each of the three years in
        the period ended December 31, 1996               20

      Notes to consolidated financial
        statements                                     21 - 26

   Item 14(a) 2
   ------------

    Financial statement schedules:
      Consolidated schedules for each of
        the three years in the period ended
        December 31, 1996:
          II - Valuation and qualifying accounts                    F-1


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and the notes thereto.


                                      F-0

                               BADGER METER, INC.


          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                 Years ended December 31, 1996, 1995, and 1994





                                     Balance at    Additions     Deductions     Balance
                                      beginning   charged to           from      at end
                                        of year     earnings     allowances     of year
Allowance for doubtful receivables:
                1996                 $  216,000  $   115,000  $   89,000(a)  $  242,000
                                     ==========  ===========  ==========     ==========



                1995                 $  135,000  $   137,000  $   56,000(a)  $  216,000
                                     ==========  ===========  ==========     ==========



                1994                 $   99,000  $    62,000  $   26,000(a)  $  135,000
                                     ==========  ===========  ==========     ==========


Warranty/after-sale cost reserve:
                1996                 $  691,000  $ 2,735,000  $1,497,000     $1,929,000
                                     ==========  ===========  ==========     ==========



                1995                 $  260,000  $2,154,,000  $1,723,000     $  691,000
                                     ==========  ===========  ==========     ==========



                1994                 $        0  $ 1,229,000  $ 969,0000     $  260,000
                                     ==========  ===========  ==========     ==========

Note:

     (a) Accounts receivable written off, less recoveries, against the allowance.



                                      F-1

                                 EXHIBIT INDEX


Exhibit No.                            Exhibit Description                                       Page No.
-----------                            -------------------                                       ---------
(3.0)        Restated Articles of Incorporation effective April 23, 1993.  [Incorporated               --
             by reference from Exhibit (4.3) to the Registrant's Form S-8 Registration
             Statement (Registration No. 33-65618)].

(3.1)        Restated By-Laws as amended February 14, 1997.                                       Included

(4.0)        Loan Agreement, as amended April 30, 1988, between the Registrant and                     --
             the M&I Marshall & Ilsley Bank relating to the Registrant's revolving credit loan.
             [Incorporated by reference from Exhibit (4.0) to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1988].

(4.1)        Loan Agreement between the Firstar Bank Milwaukee, N.A. and the Badger                 --
             Meter Employee Savings and Stock Ownership Plan and Trust, dated
             December 1, 1995. [Incorporated by reference from Exhibit (4.3) to the
             Registrant's Annual Report on Form 10-K for the year ended December 31, 1995].

(9.0)        Badger Meter, Inc. Voting Trust Agreement dated June 1, 1953 as amended.                  --
             [Incorporated by reference from Exhibit (13) to the Registrant's Form 10 dated
             April 28, 1967].

(9.1)        Badger Meter Officers' Voting Trust Agreement dated December 18, 1991.                    --
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

(10.4) *     Badger Meter, Inc. 1995 Stock Option Plan [Incorporated by reference                      --
             from Exhibit (4.1) to the Registrant's Form S-8 Registration Statement
             (Registration No. 033-62239)].

*A management contract or compensatory plan or arrangement.

Exhibit No.                            Exhibit Description                                      Page No.
-----------                            -------------------                                      ---------
(10.5)       Badger Meter, Inc. Employee Savings and Stock Ownership Plan                             --
             [Incorporated by reference from Exhibit (4.1) to the Registrant's
             Form S-8 Registration Statement (Registration No. 033-62241)].

(10.6) *     Long-Term Incentive Plan. [Incorporated by reference from Exhibit (10.6)                 --
             to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1995].

(10.7) *     Badger Meter, Inc. Supplemental Non-Qualified Unfunded Pension Plan.                     --
             [Incorporated by reference from Exhibit (10.7) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995].


(11.0)       Computation of fully diluted earnings per share.                                    Included

(13.0)       Portions of the Annual Report to Shareholders that are incorporated by reference.   Included

(21.0)       Subsidiaries of the Registrant.                                                     Included

(23.0)       Consent of Ernst & Young LLP, Independent Auditors.                                 Included

(27.0)       Financial Data Schedule.                                                            Included

(99.0)       Definitive Proxy Statement for the Annual Meeting of Shareholders to be held             --
             April 25, 1997.  [To be filed with the Securities and Exchange
             Commission under Regulation 14A within 120 days after the end of the Registrant's fiscal year.  With the exception of the information incorporated by reference into Items 10, 11, 12 and 13 of this Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report].
