Form 10-Q
period 1997-03-31
BADGER METER INC
filed 1997-04-11
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to
                              -------------    ----------------

Commission File Number  1-6706
                        ------
                              BADGER METER, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Wisconsin                                      39-0143280
       ---------                                      ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


4545 West Brown Deer Road, Milwaukee, Wisconsin        53223
-----------------------------------------------        -----
   (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code  (414) 355-0400
                                                    --------------


                                     None
                -------------------------------------------------------
                (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X   No
                                                  ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




           Class                      Outstanding at April 11, 1997 *
------------------------------------  -------------------------------

Common Stock, $1.00 par value                   2,428,408

Class B Common Stock, $.10 par value            1,125,570



*All share amounts and number of shares data have been restated to reflect the 2-for-1 stock split payable April 18, 1997.

                               BADGER METER, INC.

                                     INDEX





                                                                             Page No.
                                                                             --------
        Part I.   Financial Information:

            Item 1    Financial Statements:

                      Consolidated Condensed Balance Sheets - -
                      March 31, 1997 and December 31, 1996                        3

                      Consolidated Condensed Statements of Operations - -
                      Three Months Ended March 31, 1997 and 1996                  4

                      Consolidated Condensed Statements of Cash Flows - -
                      Three Months Ended March 31, 1997 and 1996                  5

                      Notes to Consolidated Condensed Financial Statements        6

            Item 2    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                         7


        Part II.  Other Information:

            Item 6(a) Exhibits                                                    8

            Item 6(b) Reports on Form 8-K                                         8

            Exhibit Index                                                        10

                         Part I - Financial Information
                         ------------------------------
                               BADGER METER, INC.

Item 1   Financial Statements
------   --------------------

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)



                                                           March 31,        December 31,
                                                             1997               1996
                                                             ----               ----
                                          Assets         (Unaudited)
                                          ------
Current assets:
    Cash                                                  $     537          $  1,123
    Receivables                                              19,851            15,498
    Inventories:
      Finished goods                                          2,973             3,577
      Work in process                                         8,859             8,466
      Raw materials and purchased parts                       6,314             5,463
                                                          ---------          --------
        Total inventories                                    18,146            17,506

    Prepaid expenses                                          1,091               918
                                                          ---------          --------
        Total current assets                                 39,625            35,045

Property, plant and equipment, at cost                       58,240            57,111
    Less accumulated depreciation                           (38,702)          (37,751)
                                                          ---------          --------
                                                             19,538            19,360
Intangible assets, at cost less accumulated amortization        821               878
Prepaid pension                                               7,041             7,102
Deferred income taxes                                         1,252             1,257
Deferred charges and other assets                             2,555             2,491
                                                          ---------          --------
        Total assets                                      $  70,832          $ 66,133
                                                          =========          ========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
   Short-term debt                                           $6,003            $2,634
   Payables                                                   7,543             7,102
   Accrued compensation and employee benefits                 3,713             4,763
   Other accrued liabilities                                  2,387             1,929
   Income and other taxes                                     1,604               972
                                                            -------           -------
       Total current liabilities                             21,250            17,400
Accrued non-pension postretirement benefits                   8,043             8,106
Other accrued employee benefits                               3,122             2,899
Long-term debt                                                1,076             1,091
Shareholders' equity:
   Common Stock                                               3,185             3,154
   Class B Common Stock                                         112               112
   Capital in excess of par value                             7,124             6,803
   Reinvested earnings                                       29,130            28,200
   Less:Employee benefit stock                               (1,044)           (1,053)
        Treasury stock, at cost                              (1,166)             (579)
                                                            -------           -------
   Total shareholders' equity                                37,341            36,637
                                                            -------           -------
       Total liabilities and shareholders' equity           $70,832           $66,133
                                                            =======           =======



     See accompanying notes to consolidated condensed financial statements.

                         BADGER METER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                         1997       1996
                                                    ---------  ---------

        Net sales                                   $  31,702  $  26,635
        Operating costs and expenses:
         Cost of sales                                 20,224     16,714
         Marketing and administrative                   7,434      6,799
         Research and engineering                       1,851      1,559
                                                    ---------  ---------
                                                       29,509     25,072
                                                    ---------  ---------
        Operating earnings                              2,193      1,563

        Interest expense                                  101        118

        Other deductions                                   13         54
                                                    ---------  ---------

        Earnings before income taxes                    2,079      1,391

        Provision for income taxes                        769        503
                                                    ---------  ---------

        Net earnings                                $   1,310  $     888
                                                    =========  =========

        Per share amounts:*

         Net earnings:
           Primary                                  $     .35  $     .25
                                                    =========  =========
           Fully Diluted                            $     .35  $     .25
                                                    =========  =========

         Dividends declared - Common Stock          $     .11  $     .10
                                                    =========  =========

         Dividends declared - Class B Common Stock  $     .10  $     .09
                                                    =========  =========

         Shares used in computation:
           Primary                                  3,762,719  3,624,130
                                                    =========  =========
           Fully Diluted                            3,784,576  3,625,362
                                                    =========  =========



* All per share amounts and number of shares data have been restated to reflect the 2-for-1 stock split payable April 18, 1997.

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

                               BADGER METER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                            1997          1996
                                                         -------       -------
 Operating activities:
   Net earnings                                          $ 1,310       $   888
   Adjustments to reconcile net
     earnings to net cash provided
     by (used for) operations:
       Depreciation                                          960           964
       Amortization                                          177           208
       Noncurrent employee benefits                          230            82
       Deferred income taxes                                   5           (88)
       Other                                                  34            14
       Changes in:
         Receivables                                      (4,353)       (1,140)
         Inventory                                          (640)       (1,445)
         Current liabilities other than short-term debt      481           927
         Prepaid expenses                                   (173)            9
                                                         -------       -------
   Total adjustments                                      (3,279)         (469)
                                                         -------       -------
 Net cash provided by (used for) operations               (1,969)          419
                                                         -------       -------

 Investing activities:
   Property, plant and equipment                          (1,188)         (775)
   Other - net                                              (183)           (6)
                                                         -------       -------
 Net cash provided by (used for) investing activities     (1,371)         (781)
                                                         -------       -------

 Financing activities:
   Bank borrowings (repayments)                            3,369          (211)
   Dividends                                                (380)         (343)
   Stock options and ESSOP                                   352           115
   Purchase of treasury stock                               (587)            0
                                                         -------       -------
 Net cash provided by (used for)
   financing activities                                    2,754          (439)
                                                         -------       -------

 Increase (decrease) in cash                                (586)         (801)
 Beginning of year                                         1,123         1,177
                                                         -------       -------
 End of period                                           $   537       $   376
                                                         =======       =======

 Supplemental disclosures of cash flow information:
   Cash paid (refunded) during the period for:
     Income taxes                                        $    61       $    57
                                                         =======       =======
     Interest                                            $    96       $   106
                                                         =======       =======




     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at March 31, 1997 and the results of operations for the three-month periods ended March 31, 1997 and 1996 and the cash flows for the three-month periods ended March 31, 1997 and 1996. The results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year. The consolidated condensed balance sheet at December 31, 1996, was derived from amounts included in the Annual Report to Shareholders which was incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarter ended March 31, 1997 from $.35 to $.37 per share. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for the quarter is not expected to be material.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations



Financial Condition

Record sales caused receivables to increase 28%, or $4,353,000, from the seasonally low December 31, 1996 balance. Inventories increased 4%, or $640,000, primarily to support future sales needs. Payables increased 6%, or $441,000, due to increased inventory purchases and other trade payables since December 31, 1996. Accrued compensation decreased 22%, or $1,050,000, due primarily to payment of 1996 incentives during the first quarter of 1997. Other accrued liabilities increased 24%, or $458,000, due to additional reserves for after-sale costs. Income and other taxes payable increased $632,000 due to accruals related to increased profits and timing of estimated tax payments.

Short-term debt increased $3,369,000 since December 31, 1996. These borrowings, along with funds generated by net earnings, were used to fund the net working capital requirements, capital additions of $1,188,000, and treasury stock repurchases of $587,000. These cash requirements also resulted in a net reduction in cash of $586,000 during the first quarter of 1997.

As of March 31, 1997, the company had approximately $27,000,000 of credit lines with domestic and foreign banks of which $5,943,000 was in use. This compares to $5,304,000 in use at March 31, 1996 and $2,574,000 at December 31,1996. The
company believes that the present lines of credit are adequate to meet operating requirements.

Results of Operations

Net sales for the first quarter of 1997 of $31,702,000 reflect a 19% increase over sales of $26,635,000 for the same period in 1996. The increase was primarily related to higher unit sales of lubrication meters and of residential, commercial and industrial water meters and related systems. Gross profit margins declined from 37.2% for the first quarter of 1996 to 36.2% for the first quarter of 1997, due primarily to changes in product mix.

Marketing and administrative costs increased 9% for the quarter ended March 31, 1997 as compared to the same period of 1996 due to general wage and cost increases. Research and engineering expenses increased 19% between the periods due to costs associated with continued product development initiatives. Interest expense decreased 14% due to lower average debt balances outstanding between the periods. Other deductions decreased $41,000 primarily due to gains on asset disposals and foreign currency transactions.

The effective tax rate for the first quarter of 1997 was estimated to be 37.0%, which is higher than the 36.2% used for the first quarter of 1996, due to changes in estimated deductions and tax credits for 1997.

Earnings for the first quarter of 1997 of $1,310,000 have increased 48% over first quarter 1996 earnings of $888,000, due primarily to the higher sales. Earnings per share increased 40%, which was slightly lower than the percentage increase in earnings due to the impact of dilutive options in 1997.

Other Matters

The company is subject to contingencies relative to environmental laws and regulations. Currently, the company is in the process of resolving a suit alleging violation of California's Proposition 65. The company does not believe the ultimate resolution of this suit will have a material adverse effect on the company's financial position or results of operations. Provision has been made for known settlement costs. No other risks or uncertainties were identified that could have a material impact on operations and no long-lived assets have become permanently impaired in value.

                          Part II - Other Information



Item 6  Exhibits and Reports on Form 8-K

(a)  Exhibits:

        (11.0)  Computation of fully diluted earnings per share
        (27.0)  Financial Data Schedule


(b)  Reports on Form 8-K:

        There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    BADGER METER, INC.




Dated:  April 11, 1997              By /S/  Richard A. Meeusen
                                       --------------------------------------
                                       Richard A. Meeusen
                                       Vice President - Finance and Treasurer
                                       Chief Financial Officer





                                    By /S/  William J. Shinners
                                       --------------------------------------
                                       William J. Shinners
                                       Vice President - Controller

                                 EXHIBIT INDEX


                                                               Page Number

(11.0)  Computation of fully diluted earnings per share             11

(27.0)  Financial Data Schedule
