Form 10-Q
period 1997-06-30
BADGER METER INC
filed 1997-07-23
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------  ----------------

Commission File Number  1-6706
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
            (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X   No
                                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         Class                                      Outstanding at July 18, 1997
---------------------------                         ----------------------------

Common Stock, $1.00 par value                                     2,426,904

Class B Common Stock, $.10 par value                              1,125,570

                               BADGER METER, INC.

                                     INDEX




                                                                        Page No.
                                                                        --------
Part I.  Financial Information:

  Item 1       Financial Statements:

               Consolidated Condensed Balance Sheets - -
               June 30, 1997 and December 31, 1996                           3

               Consolidated Condensed Statements of Operations - -
               Three and Six Months Ended June 30, 1997 and 1996             4

               Consolidated Condensed Statements of Cash Flows - -
               Six Months Ended June 30, 1997 and 1996                       5

               Notes to Consolidated Condensed Financial Statements          6

  Item 2       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           7

Part II. Other Information:

  Item 4       Submission of Matters to a Vote of Security Holders           9

  Item 6(a)    Exhibits                                                      9

  Item 6(b)    Reports on Form 8-K                                           9

  Exhibit Index                                                             11

                         Part I - Financial Information
                               BADGER METER, INC.

Item 1   Financial Statements

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                         Assets                 June 30,                   December 31,
                                         ------                   1997                        1996
                                                                  ----                        ----
                                                               (Unaudited)
Current assets:
    Cash                                                      $      469                 $     1,123
    Receivables                                                   17,236                      15,498
    Inventories:
      Finished goods                                               3,507                       3,577
      Work in process                                              9,295                       8,466
      Raw materials and purchased parts                            6,347                       5,463
                                                              ----------                 -----------
         Total inventories                                        19,149                      17,506
    Prepaid expenses                                                 855                         918
                                                              ----------                 -----------
         Total current assets                                     37,709                      35,045
Property, plant and equipment, at cost                            59,373                      57,111
    Less accumulated depreciation                                (39,313)                    (37,751)
                                                              ----------                 -----------
                                                                  20,060                      19,360
Intangible assets, at cost less accumulated amortization             764                         878
Prepaid pension                                                    6,930                       7,102
Deferred income taxes                                              1,250                       1,257
Deferred charges and other assets                                  3,252                       2,491
                                                              ----------                 -----------
         Total assets                                         $   69,965                 $    66,133
                                                              ==========                 ===========

                                         Liabilities and Shareholders' Equity
                                         ------------------------------------

Current liabilities:
    Short-term debt                                           $    3,027                 $     2,634
    Payables                                                       8,048                       7,102
    Accrued compensation and employee benefits                     4,242                       4,763
    Other accrued liabilities                                      2,711                       1,929
    Income and other taxes                                         1,067                         972
                                                              ----------                 -----------
         Total current liabilities                                19,095                      17,400
Accrued non-pension postretirement benefits                        8,042                       8,106
Other accrued employee benefits                                    3,367                       2,899
Long-term debt                                                       961                       1,091
Shareholders' equity:
    Common Stock                                                   3,213                       3,154
    Class B Common Stock                                             112                         112
    Capital in excess of par value                                 7,370                       6,803
    Reinvested earnings                                           30,604                      28,200
    Less:  Employee benefit stock                                   (935)                     (1,053)
           Treasury stock, at cost                                (1,864)                       (579)
                                                              ----------                 -----------
    Total shareholders' equity                                    38,500                      36,637
                                                              ----------                 -----------
         Total liabilities and shareholders' equity           $   69,965                 $    66,133
                                                              ==========                 ===========


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                             Three Months Ended                      Six Months Ended
                                                   June 30,                                June 30,
                                                   --------                                --------

                                           1997               1996                 1997               1996
                                           ----               ----                 ----               ----
Net sales                           $    34,104        $    30,542           $   65,806         $   57,177
Operating costs and expenses:
  Cost of sales                          21,480             19,739               41,704             36,453
  Marketing and administrative            7,497              6,841               14,931             13,640
  Research and engineering                1,949              1,568                3,800              3,127
                                    -----------        -----------           ----------         ----------
                                         30,926             28,148               60,435             53,220
                                    -----------        -----------           ----------         ----------
Operating earnings                        3,178              2,394                5,371              3,957

Interest expense                             97                103                  198                221
Other deductions                             65                 62                   78                116
                                    -----------        -----------           ----------         ----------

Earnings before income taxes              3,016              2,229                5,095              3,620

Provision for income taxes                1,116                840                1,885              1,343
                                    -----------        -----------           ----------         ----------

Net earnings                        $     1,900        $     1,389           $    3,210         $    2,277
                                    ===========        ===========           ==========         ==========

Per share amounts:  *

  Net earnings:
    Primary                         $       .50        $       .38           $      .85        $       .63
                                    ===========        ===========           ==========         ==========
    Fully Diluted                   $       .49        $       .38           $      .83        $       .63
                                    ===========        ===========           ==========         ==========
  Dividends declared -
    Common Stock                    $       .12        $       .11           $      .23        $       .21
                                    ===========        ===========           ==========         ==========

  Dividends declared -
    Class B Common Stock            $       .11        $       .10           $      .21        $       .19
                                    ===========        ===========           ==========         ==========

  Shares used in computation:
    Primary                           3,794,858          3,649,442            3,798,949          3,647,720
                                    ===========        ===========           ==========         ==========
    Fully Diluted                     3,839,051          3,649,966            3,852,595          3,656,140
                                    ===========        ===========           ==========         ==========


* All per share amounts and number of shares data have been restated to reflect the 2-for-1 stock split paid April 18, 1997. Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not necessarily equal the total for the year.


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                         Six Months Ended
                                                                              June 30,
                                                                              --------

                                                                    1997                        1996
                                                                    ----                        ----
Operating activities:
  Net earnings                                                $    3,210                 $     2,277
  Adjustments to reconcile net
    earnings to net cash provided
    by (used for) operations:
      Depreciation                                                 1,993                       1,927
      Amortization                                                   330                         425
      Noncurrent employee benefits                                   594                          31
      Deferred income taxes                                            7                           9
      Other                                                           48                          14
      Changes in:
         Receivables                                              (1,738)                     (2,754)
         Inventory                                                (1,643)                     (1,259)
         Current liabilities other than short-term debt            1,588                       2,439
         Prepaid expenses                                             63                         (11)
                                                              ----------                 -----------
  Total adjustments                                                1,242                         821
                                                              ----------                 -----------
Net cash provided by (used for) operations                         4,452                       3,098
                                                              ----------                 -----------

Investing activities:
  Property, plant and equipment                                   (2,771)                     (2,013)
  Other - net                                                     (1,031)                       (388)
                                                              ----------                 -----------
Net cash provided by (used for) investing activities              (3,802)                     (2,401)
                                                              ----------                 -----------

Financing activities:
  Bank borrowings (repayments)                                       393                      (1,304)
  Dividends                                                         (806)                       (718)
  Stock options and ESSOP                                            394                         302
  Purchase of treasury stock                                      (1,285)                          5
                                                              ----------                 -----------
Net cash provided by (used for)
  financing activities                                            (1,304)                     (1,715)
                                                              ----------                 -----------

Increase (decrease) in cash                                         (654)                     (1,018)
Beginning of year                                                  1,123                       1,177
                                                              ----------                 -----------
End of period                                                 $      469                 $       159
                                                              ==========                 ===========

Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the period for:
    Income taxes                                              $    1,576                $      1,174
                                                              ==========                ============
    Interest                                                  $      192                $        177
                                                              ==========                ============



     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at June 30, 1997 and the results of operations for the three and six-month periods ended June 30, 1997 and 1996 and the cash flows for the six-month periods ended June 30, 1997 and 1996. The results of operations for the six-month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.
    The consolidated condensed balance sheet at December 31, 1996, was derived from amounts included in the Annual Report to Shareholders which was incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Among other provisions, the dilutive effect of stock options must be excluded under the new requirements for calculating basic earnings per share, which will replace primary earnings per share. The impact is expected to result in an increase in basic earnings per share from primary earnings per share for the quarter ended June 30, 1997 from $.50 to $.53 per share and an increase for the six months ended June 30, 1997 from $.85 to $.90 per share. The impact of Statement No. 128 on the calculation of diluted earnings per share is not expected to be material.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations



Financial Condition

Record sales caused receivables to increase 11%, or $1,738,000, from the seasonally low December 31, 1996 balance. Inventories increased 9%, or $1,643,000, primarily to support future sales needs. Deferred charges and other assets increased 31%, or $761,000, due to payments made to fund employee benefits plans and deposits made in connection with alliance programs.

Payables increased 13%, or $946,000, due to increased inventory purchases and other trade payables since December 31, 1996. Accrued compensation decreased 11%, or $521,000, due primarily to payment of 1996 incentives during the first quarter of 1997, partially offset by additional accruals for 1997 incentives. Other accrued liabilities increased 41%, or $782,000, due to additional reserves for after-sale costs. Income and other taxes payable increased $95,000 due to accruals related to increased profits, partially offset by increased estimated tax payments.

Short-term debt increased $393,000 since December 31, 1996. These borrowings, along with funds generated by net earnings, were used to fund the net working capital requirements, capital additions of $2,771,000, and treasury stock repurchases of $1,285,000. These cash requirements also resulted in a net reduction in cash of $654,000 during the first six months of 1997.

As of June 30, 1997, the company had approximately $27,000,000 of credit lines with domestic and foreign banks of which $2,967,000 was in use. This compares to $4,211,000 in use at June 30, 1996 and $2,574,000 at December 31, 1996. The
company believes that the present lines of credit are adequate to meet operating requirements.

Results of Operations

Net sales for the second quarter of 1997 of $34,104,000 reflect a 12% increase over sales of $30,542,000 for the same period in 1996. The increase was primarily related to higher unit sales of residential, commercial and industrial water meters and control valves. Gross profit margins increased due to improved manufacturing efficiencies.

For the first six months of 1997, sales increased 15%, or $8,629,000, over the same period in 1996. This increase was primarily related to higher unit sales of residential, commercial and industrial water meters, as well as increased sales of lubrication meters. Gross profit margins remained relatively stable between the periods as improved manufacturing efficiencies were offset by changes in product mix.

In addition to the above factors, strong sales of the TRACE radio-frequency automated meter reading system continued to contribute significantly to the company's revenues for both the quarter and year-to-date periods.

Marketing and administrative costs increased 10% for the quarter and 9% for the six-month period ended June 30, 1997, as compared to the same periods of 1996 due to general wage and personnel increases. Research and engineering expenses increased 24% for the quarter and 22% for the six-month period ended June 30, 1997, as compared to the same periods of 1996 due to costs associated with continued product development initiatives.

The effective tax rates for the second quarter of 1997 and for the first six months of 1997 were estimated to be 37.0%, which are approximately the same rates for the same periods in 1996.

Earnings for the second quarter of 1997 were $1,900,000, an increase of 37% over second quarter 1996 earnings of $1,389,000, due primarily to the higher sales, improved margins and general cost controls. The 1997 year-to-date earnings of $3,210,000 increased 41% over the same period of 1996 earnings of $2,277,000 due primarily to higher sales and general cost controls. The percentage increases in earnings per share were slightly lower for both periods due to the impact of dilutive options in 1997.

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

In June of 1997, the company announced plans for a 52,000 square foot addition to its facility in Brown Deer, Wisconsin. The addition is estimated to cost $8 million and is expected to begin in August of 1997, with completion scheduled for early 1999.

                          Part II - Other Information


Item 4   Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held April 25, 1997.

(b) Proxies were solicited for the election of ten directors. There was no solicitation in opposition to management's nominees and all nominees were re-elected. As of the record date, February 28, 1997, the total number of votes represented by shares of Common Stock and Class B Common Stock was 6,841,754.

(c) 1. The Badger Meter, Inc. 1997 Stock Option Plan ("Option Plan") was approved. The Option Plan provides for the grant of options representing up to an aggregate of 200,000 shares (post-split) of Common Stock to approximately 250 employees eligible to participate in the Option Plan. The option price will be fixed by the Management Review Committee of the Board of Directors, but Incentive Stock Options will not be less than 100% of fair market value on the date of grant.


                                    Votes           Votes    Votes     Broker
                                     FOR           AGAINST  ABSTAIN   Non-Votes
                                     ---           -------  -------   ---------
STOCK OPTION PLAN                 5,796,120        708,379    7,854   132,496

(c) 2. The following table represents the aggregate votes related to the election of directors:

                                           Votes             Votes
NAME                                        FOR             WITHHELD                 Not Voted
----                                        ---             --------                 ---------
James L.Forbes                            6,079,463          565,386                   196,905
Robert M. Hoffer                          6,078,627          566,222                   196,905
Charles F. James, Jr.                     6,079,463          565,386                   196,905
Kenneth P. Manning                        6,079,263          565,586                   196,905
Andrew J. Policano                        6,079,163          565,686                   196,905
Donald J. Schuenke                        6,078,962          565,887                   196,905
John J. Stollenwerk                       6,079,463          565,386                   196,905
Pamela B. Strobel                         6,079,263          565,586                   196,905
James O. Wright                           6,079,413          565,436                   196,905
James O. Wright, Jr.                      6,079,463          565,386                   196,905


(d)  Not applicable.


Item 6   Exhibits and Reports on Form 8-K

(a)  Exhibits:

       (10.0)  The Badger Meter, Inc. 1997 Stock Option Plan
       (11.0)  Computation of fully diluted earnings per share
       (27.0)  Financial Data Schedule


(b)  Reports on Form 8-K:

       There were no reports on Form 8-K filed for the three months ended June 30, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     BADGER METER, INC.
                                                     -----------------------


Dated:  July 22, 1997                             By /s/ Richard A. Meeusen
                                                     -----------------------
                                                     Richard A. Meeusen
                                                     Vice President - Finance
                                                     and Treasurer
                                                     Chief Financial Officer





                                                  By /s/ Beverly L.P. Smiley
                                                     ------------------------
                                                     Beverly L.P. Smiley
                                                     Corporate Controller

                                 EXHIBIT INDEX


                                                                     Page Number

(10.0)  The Badger Meter, Inc. 1997 Stock Option Plan                     12

(11.0)  Computation of fully diluted earnings per share                   17

(27.0)  Financial Data Schedule