Form 10-Q
period 1997-09-30
BADGER METER INC
filed 1997-10-28
CIK 9092

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                                Outstanding at October 17, 1997
---------------------------                     -------------------------------

Common Stock, $1.00 par value                              2,443,493

Class B Common Stock, $.10 par value                       1,125,570

                               BADGER METER, INC.

                                     INDEX


                                                                                              Page No.
                                                                                              --------
Part I.  Financial Information:

  Item 1       Financial Statements:

               Consolidated Condensed Balance Sheets - -
               September 30, 1997 and December 31, 1996                                           3

               Consolidated Condensed Statements of Operations - -
               Three and Nine Months Ended September 30, 1997 and 1996                            4

               Consolidated Condensed Statements of Cash Flows - -
               Nine Months Ended September 30, 1997 and 1996                                      5

               Notes to Consolidated Condensed Financial Statements                               6

  Item 2       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                7

Part II. Other Information:

  Item 6(a)    Exhibits                                                                           9

  Item 6(b)    Reports on Form 8-K                                                                9

  Exhibit Index                                                                                  11


                         Part I - Financial Information
                               BADGER METER, INC.

Item 1   Financial Statements

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                              Assets               September 30,         December 31,
                                              ------                  1997                   1996
                                                                    --------             ------------
                                                                   (Unaudited)
Current assets:
    Cash                                                      $      307                 $     1,123
    Receivables                                                   18,622                      15,498
    Inventories:
      Finished goods                                               4,011                       3,577
      Work in process                                             11,288                       8,466
      Raw materials and purchased parts                            7,032                       5,463
                                                                 --------                    --------
         Total inventories                                        22,331                      17,506
    Prepaid expenses                                                 791                         918
                                                                 --------                    --------
         Total current assets                                     42,051                      35,045
Property, plant and equipment, at cost                            61,285                      57,111
    Less accumulated depreciation                                (39,948)                    (37,751)
                                                                 --------                    --------
                                                                  21,337                      19,360
Intangible assets, at cost less accumulated amortization             707                         878
Prepaid pension                                                    6,844                       7,102
Deferred income taxes                                              1,249                       1,257
Deferred charges and other assets                                  3,119                       2,491
                                                                 --------                    --------
         Total assets                                         $   75,307                 $    66,133
                                                              ===========                ============

                                  Liabilities and Shareholders' Equity
                                  ------------------------------------

Current liabilities:
    Short-term debt                                           $    4,143                 $     2,634
    Payables                                                       9,157                       7,102
    Accrued compensation and employee benefits                     4,759                       4,763
    Other accrued liabilities                                      3,301                       1,929
    Income and other taxes                                         1,702                         972
                                                                 --------                    --------
         Total current liabilities                                23,062                      17,400
Accrued non-pension postretirement benefits                        7,952                       8,106
Other accrued employee benefits                                    3,586                       2,899
Long-term debt                                                       946                       1,091
Shareholders' equity:
    Common Stock                                                   3,236                       3,154
    Class B Common Stock                                             112                         112
    Capital in excess of par value                                 7,591                       6,803
    Reinvested earnings                                           31,996                      28,200
    Less:  Employee benefit stock                                   (926)                     (1,053)
           Treasury stock, at cost                                (2,248)                       (579)
                                                                 --------                    --------
    Total shareholders' equity                                    39,761                      36,637
                                                                 --------                    --------
         Total liabilities and shareholders' equity           $   75,307                 $    66,133
                                                              ===========                ============


     See accompanying notes to consolidated condensed financial statements.

                              BADGER METER, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (Dollars in Thousands Except Per Share Amounts)
                                 (Unaudited)

                                             Three Months Ended                      Nine Months Ended
                                                 September 30,                          September 30,
                                                 -------------                          -------------

                                           1997               1996                 1997               1996
                                           ----               ----                 ----               ----

Net sales                           $    33,207        $    30,542           $   99,013         $   87,719
Operating costs and expenses:
  Cost of sales                          20,727             19,219               62,431             55,672
  Marketing and administrative            7,398              7,236               22,329             20,876
  Research and engineering                2,046              1,678                5,846              4,805
                                    -----------        -----------           ----------         ----------
                                         30,171             28,133               90,606             81,353
                                    -----------        -----------           ----------         ----------
Operating earnings                        3,036              2,409                8,407              6,366

Interest expense                             74                102                  272                323

Other deductions                             72                 51                  150                167
                                    -----------        -----------           ----------         ----------

Earnings before income taxes              2,890              2,256                7,985              5,876

Provision for income taxes                1,069                826                2,954              2,169
                                    -----------        -----------           ----------         ----------

Net earnings                        $     1,821        $     1,430           $    5,031         $    3,707
                                    ===========        ===========           ==========         ==========

Per share amounts:  *

  Net earnings:
    Primary                         $       .46        $       .39           $     1.28        $      1.01
                                    ===========        ===========           ==========         ==========
    Fully Diluted                   $       .46        $       .39           $     1.24        $      1.00
                                    ===========        ===========           ==========         ==========

  Dividends declared -
    Common Stock                    $       .12        $       .11           $      .36        $       .32
                                    ===========        ===========           ==========         ==========

  Dividends declared -
    Class B Common Stock            $       .11        $       .10           $      .33        $       .29
                                    ===========        ===========           ==========         ==========

  Shares used in computation:
    Primary                           3,934,655          3,677,260            3,916,588          3,664,988
                                    ===========        ===========           ==========         ==========
    Fully Diluted                     3,950,815          3,694,832            4,044,176          3,712,570
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

                              BADGER METER, INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF
                                  CASH FLOWS
                            (Dollars in Thousands)
                                 (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                    --------------------------------
                                                                    1997                        1996
                                                                    ----                        ----
Operating activities:
  Net earnings                                                $    5,031                 $     3,707
  Adjustments to reconcile net
    earnings to net cash provided
    by (used for) operations:
      Depreciation                                                 2,918                       2,799
      Amortization                                                   533                         598
      Noncurrent employee benefits                                   818                        (243)
      Deferred income taxes                                            8                        (193)
      Other                                                           58                          26
      Changes in:
         Receivables                                              (3,124)                     (3,129)
         Inventory                                                (4,825)                       (806)
         Current liabilities other than short-term debt            4,471                       3,470
         Prepaid expenses                                            127                          56
                                                              ----------                 -----------
  Total adjustments                                                  984                       2,578
                                                              ----------                 -----------
Net cash provided by (used for) operations                         6,015                       6,285
                                                              ----------                 -----------

Investing activities:
  Property, plant and equipment                                   (4,997)                     (3,378)
  Other - net                                                     (1,078)                       (416)
                                                              ----------                 -----------
Net cash provided by (used for) investing activities              (6,075)                     (3,794)
                                                              ----------                 -----------

Financing activities:
  Bank borrowings (repayments)                                     1,509                      (2,716)
  Dividends                                                       (1,235)                     (1,100)
  Stock options and ESSOP                                            639                         330
  Treasury stock transactions                                     (1,669)                          5
                                                              ----------                 -----------
Net cash provided by (used for)
  financing activities                                              (756)                     (3,481)
                                                              ----------                 -----------

Increase (decrease) in cash                                         (816)                       (990)
Beginning of year                                                  1,123                       1,177
                                                              ----------                 -----------
End of period                                                 $      307                $        187
                                                              ==========                ============

Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the period for:
    Income taxes                                              $    2,149                $      1,658
                                                              ==========                ============
    Interest                                                  $      284                $        281
                                                              ==========                ============



     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at September 30, 1997 and the results of operations for the three- and nine-month periods ended September 30, 1997 and 1996 and the cash flows for the nine-month periods ended September 30, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2. The consolidated condensed balance sheet at December 31, 1996, was derived from amounts included in the Annual Report to Shareholders which was incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1996. Refer to the footnotes in those reports for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim.

3. During the nine months ended September 30, 1997, the Company repurchased 65,780 shares of common stock for an aggregate purchase price of $1,669,000.

4.  In February 1997, the Financial Accounting Standards Board issued
    Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Among other provisions, the dilutive effect of stock options must be excluded under the new requirements for calculating basic earnings per share, which will replace primary earnings per share. The impact is expected to result in an increase in basic earnings per share from primary earnings per share for the quarter ended September 30, 1997 from $.46 to $.51 per share and an increase for the nine months ended September 30, 1997 from $1.28 to $1.41 per share. The impact of Statement No. 128 on the calculation of diluted earnings per share is not expected to be material.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations



Financial Condition

Strong sales caused receivables to increase 20%, or $3,124,000, from the seasonally low December 31, 1996 balance. Inventories increased 28%, or $4,825,000, primarily to support future product demand. Deferred charges and other assets increased 25%, or $628,000, due to payments made to fund employee benefits plans and deposits made in connection with alliance partner programs. Intangible assets decreased $171,000 due to regular patent amortization.

Payables increased 29%, or $2,055,000, due to increased inventory purchases and other trade payables since December 31, 1996. Other accrued liabilities increased 71%, or $1,372,000, due primarily to additional reserves for after-sale costs. Income and other taxes payable increased $730,000 due to tax accruals related to increased profits, partially offset by increased estimated tax payments.

Short-term debt increased $1,509,000 since December 31, 1996. These borrowings, along with funds generated by net earnings, were used to fund the net working capital requirements, capital additions of $4,997,000, and treasury stock repurchases of $1,669,000. These cash requirements also resulted in a net reduction in cash of $816,000 during the first nine months of 1997.

Prepaid pensions decreased $258,000 and other accrued employee benefits increased $687,000 since December 31, 1996, as normal pension and benefit accruals exceeded funding requirements. Accrued non-pension postretirement benefits decreased $154,000 as benefit payments exceeded required accruals.

As of September 30, 1997, the company had approximately $27,000,000 of credit lines with domestic and foreign banks of which $4,143,000 was in use. This compares to $2,799,000 in use at September 30, 1996 and $2,574,000 at December 31, 1996. The company believes that the present lines of credit are adequate to meet operating requirements.

Results of Operations

Net sales for the third quarter of 1997 increased 9%, or $2,665,000, over sales for the third quarter of 1996. For the first nine months of 1997, sales increased 13%, or $11,294,000, over the same period in 1996. These increases were primarily related to higher unit sales of residential, commercial and industrial water meters, and lubrication meters. Both periods were favorably affected by increased unit sales of the TRACE(R) radio-frequency automated meter reading system, particularly to the Mexican market.

Gross profit margins for both the quarter and the nine-month periods remained relatively stable compared to the same periods in 1996, as improved manufacturing efficiencies were offset by changes in product mix.

Marketing and administrative costs increased 2% for the quarter and 7% for the nine-month period ended September 30, 1997, as compared to the same periods of 1996 due to general wage and cost increases. Research and engineering expenses increased 22% for both the quarter and the nine-month periods ended September 30, 1997, as compared to the same periods of 1996, due to costs associated with continued product development initiatives.

The effective tax rates for the third quarter of 1997 and for the first nine months of 1997 were estimated to be 37.0%, which are approximately equal to the rates for the same periods in 1996.

Earnings for the third quarter of 1997 were $1,821,000, an increase of 27% over third quarter 1996 earnings of $1,430,000. The 1997 year-to-date earnings of $5,031,000 increased 36% over the same period of 1996 earnings of $3,707,000. Increases for both periods were primarily due to increased sales, while fixed costs increased at significantly lower rates. The percentage increases in earnings per share were lower for both periods due to the impact of dilutive options in 1997.

Other Matters

The company is subject to contingencies relative to environmental laws and regulations. Currently, the company is in the process of resolving a suit alleging violation of California's Proposition 65. The company does not believe the ultimate resolution of this suit will have a material adverse effect on the company's financial position or results of operations. Provision has been made for estimated settlement costs. No other risks or uncertainties were identified that could have a material impact on operations and no long-lived assets have become permanently impaired in value.

                          Part II - Other Information


Item 6   Exhibits and Reports on Form 8-K

(a)  Exhibits:

       (11.0)  Computation of fully diluted earnings per share
       (27.0)  Financial Data Schedule


(b)  Reports on Form 8-K:

       There were no reports on Form 8-K filed for the three months ended September 30, 1997.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       BADGER METER, INC.



Dated:  October 22, 1997               By /S/  Richard A. Meeusen
                                          ----------------------------------
                                          Richard A. Meeusen
                                          Vice President - Finance and Treasurer
                                          Chief Financial Officer





                                       By /S/  Beverly L.P. Smiley
                                          ----------------------------------
                                          Beverly L.P. Smiley
                                          Corporate Controller

                                 EXHIBIT INDEX


                                                                    Page Number

(11.0)  Computation of fully diluted earnings per share                  12

(27.0)  Financial Data Schedule