Form 10-K405
period 1997-12-31
BADGER METER INC
filed 1998-03-25
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended DECEMBER 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from____________to____________

Commission file number         1-6706

                               BADGER METER, INC.
               (Exact name of registrant as specified in charter)

      WISCONSIN                                         39-0143280
(State of Incorporation)                    (I.R.S. Employer Identification No.)

4545 W. BROWN DEER ROAD
MILWAUKEE, WISCONSIN                          53223
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:  414-355-0400

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $97,952,000 as of February 27, 1998. At February 27, 1998, the registrant had 2,502,383 shares of Common Stock outstanding and 1,125,570 shares of Class B Common Stock outstanding.

                      Documents Incorporated by Reference:

         Parts I and II incorporate information by reference from the company's 1997 Annual Report to Shareholders.

         Part III incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 1998 [to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year].

                                     Part I


Item 1.       Business

              Badger Meter, Inc. (the "company") is a marketer and manufacturer of products using flow measurement and control technology serving markets worldwide. The company's markets are within a single business segment. The company was incorporated in 1905.

                              Markets and Products

              The company's products are sold to water utilities, original equipment manufacturers and various industrial customers primarily operating in the following markets: energy and petroleum; food and beverage; pharmaceutical; chemical; water, wastewater and process waters; and concrete.

              The company has eight major product lines: residential and large commercial/industrial water meters (with related technologies), lubrication meters, ultrasonic flowmeters, small valves, natural gas instrumentation, flow tubes and industrial meters. Water meters and related systems produce the majority of the company's sales. A "water meter system" generally consists of a water meter, a register (some with an interface technology for communicating the reading), a packaging system and the monitoring or computerized management system used to collect and relay the reading.

              The company's products are primarily manufactured in the company's Milwaukee, Wisconsin and Tulsa, Oklahoma facilities. Custom molded plastic products are also produced in a facility in Rio Rico, Arizona for use as components in the company's products and, to a limited extent, for sale to original equipment manufacturers. Assembly and some light manufacturing is done in the Stuttgart, Germany facility. Products are also assembled in facilities in Nogales, Mexico.

              Badger Meter's products are sold throughout the world through various selling arrangements including direct sales representatives, distributors and independent sales representatives. There is only a moderate seasonal impact on sales, primarily relating to slightly higher sales of certain utility products during the spring and summer months. No single customer accounts for more than 10% of the company's sales.

                                   Competition

              There are several competitors in each of the markets in which the company sells its products, and the competition varies from moderate to intense. Major competitors include Sensus Technologies, Inc., Schlumberger Industries, Inc. and ABB-Kent Meters, Inc. A number of the company's competitors in certain markets have greater financial resources. The company believes it currently provides the leading technology in certain types of automated and automatic water meter systems, high precision valves and energy instruments. As a result of significant research and development activities, the company enjoys favorable patent positions for many of its products.

                                     Backlog

              The dollar amount of the company's total backlog of unshipped orders at December 31, 1997 and 1996 was $27,884,000 and $21,262,000,
respectively. It is estimated that $21,429,000 of the December 31, 1997 backlog will be shipped in 1998, with the balance shipped in subsequent years. The 1997 backlog includes orders related to a large water meter project which is expected to be completed over several years.

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

                            Research and Development

              Expenditures for research and development activities relating to the development of new products, the improvement of existing products and manufacturing process improvements were $4,397,000 during 1997, as compared to $3,851,000 during 1996 and $3,858,000 during 1995. Research and development activities are primarily sponsored by the company. The company also engages in some joint research and development with other companies.

                                Intangible Assets

              The company owns or controls many patents, trademarks, tradenames and license agreements, in the United States and other countries, related to its products and technologies. No single patent, trademark, tradename or license is material to the company's business as a whole.

                            Environmental Protection

              The company is subject to contingencies relative to compliance with Federal, State and local provisions and regulations relating to the protection of the environment. Currently the company is in the process of addressing litigation alleging a violation of California's environmental regulation Proposition 65 (see Item 3). Expenditures during 1997 and 1996 for compliance with environmental control provisions and regulations were not material and the company does not anticipate any material future expenditures.

              To insure compliance with all environmental regulations at all company sites, the Board of Directors has a Compliance Committee which monitors the company's compliance with various regulatory authorities in regard to, among other things, environmental matters.

                                    Employees

              The company and its subsidiaries employed 972 persons at December 31, 1997, of which 240 employees are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The company is currently operating under a four year contract with the union which expires on October 31, 2000. The company has good relations with the union and all of its employees.

                       Foreign Operations and Export Sales

              The company has distributors throughout the world. Additionally, the company has a sales, assembly, light manufacturing and distribution facility in Stuttgart, Germany, a sales and customer service office in Mexico City and two assembly facilities in Nogales, Sonora, Mexico. The company exports products manufactured in Milwaukee, WI, Tulsa, OK, and Rio Rico, AZ. The company has international personnel with responsibility for managing the company's activities in all countries outside of the United States and Canada.

              Information about the company's foreign operations and export sales is included on Note 10 in the Notes to Consolidated Financial Statements of the company's 1997 Annual Report to Shareholders and such information is incorporated herein by reference.

                  Financial Information About Industry Segments

              The company operates in one industry segment as a marketer and manufacturer of various flow measurement and control products.

Item 2.       Properties

              The principal facilities utilized by the company at December 31, 1997, are listed below. Except as indicated, all of such facilities are owned in fee simple by the company.

                                                                   Approximate Area
Location                              Principal Use                 (Square Feet)
--------                              -------------                ----------------
Milwaukee,  Wisconsin       Manufacturing and offices                 256,000
Tulsa,  Oklahoma            Manufacturing and offices                  89,500 (1)
Rio Rico,  Arizona          Manufacturing and offices                  36,000
Nogales,  Mexico            Assembly, manufacturing and offices        41,700 (2)
Nogales,  Mexico            Assembly, manufacturing and storage        18,350 (3)
Stuttgart,  Germany         Assembly, manufacturing and offices        11,883 (4)

(1) Includes 30,000 sq. ft. leased facility. Lease term expires December 31, 1998.
(2) Leased facility. Lease term expires January 31, 2000.
(3) Leased facility. Lease term expires October 31, 1999.
(4) Leased facility. Lease term expires December 31, 1998.

              In addition to the foregoing facilities, the company leases several sales offices. The company believes that its facilities are generally well maintained and have sufficient capacity for its current needs. The company is in the process of constructing a 67,000 square foot addition to its Milwaukee, Wisconsin facility. The addition is estimated to cost approximately $9 million and will house a new engineering laboratory, design facility, offices and expanded manufacturing operations. The addition is expected to be completed in early 1999 and will address future capacity requirements.

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

              The company believes that its meters are in compliance with national standards established by the American Water Works Association and that the meters fully comply with the Federal Safe Drinking Water Act. The California standards are unique to California and are set at a level of one one-thousandth of the point of no observable effect. Substantially all of the company's sales of residential water meters in California are to, and in response to specifications issued by, water utilities which are exempt from compliance with the Proposition 65 regulation. A motion for summary judgment on the basis of the public utility exemption is currently pending. Also, since 1972 Badger Meter has been the only meter manufacturer to continuously offer a plastic meter as an option to utility customers. The plastic meter fully complies with the Federal Safe Drinking Water Act, as certified by the National Sanitation Foundation. The utilities had the opportunity to specify the plastic meter, as many of them did. As such, the company disputes the claims of the lawsuit and does not believe the ultimate resolution of the lawsuit will have a material adverse effect on the results of operations.


Item 4.       Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of the company's shareholders during the quarter ended December 31, 1997.

                        Executive Officers of the Company

              The following table sets forth certain information regarding the executive officers of the company.

                                                                                          Age at
Name                                        Position                                      2/27/98
----                                        --------                                      -------
James L. Forbes                             President and Chief                              65
                                            Executive Officer

Robert D. Belan                             Vice President - Utility Division                57

William H. Vander Heyden                    Vice President - Industrial Division             61

Theodore N. Townsend                        Vice President - International Division          53

Ronald H. Dix                               Vice President - Administration                  53
                                            and Human Resources

Deirdre C. Elliott                          Vice President - Corporate Counsel               41
                                            and Secretary

Richard A. Meeusen                          Vice President - Finance, Treasurer and          43
                                            Chief Financial Officer

Beverly L.P. Smiley                         Corporate Controller                             48

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

              Mr. Belan was elected Vice President - Utility Division in March 1992 and President of the Utility Division in October 1991.

              Mr. Vander Heyden was elected Vice President - Industrial Division in April 1983 and President of the Industrial Division in April 1990.

              Mr. Townsend joined the company and was elected Vice President - International Division in February 1996 and President of the International Division in April 1997. From 1993 to 1995, Mr. Townsend was Managing Director of International Gas Measurement, based in London, England for twelve companies related to Elster/Kromshroder and American Meter Companies. From 1990 to 1992, Mr. Townsend was a Vice President of American Meter Company.

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

              Ms. Smiley was elected Corporate Controller of the company in April 1997. Prior to that date, Ms. Smiley served as Accounting Manager of the company for more than five years.

                                     Part II


Item 5.       Market for the Registrant's Common Stock and Related Stockholder
              Matters

              The information set forth on page 29 in the company's 1997 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 6.       Selected Financial Data

              The information set forth on pages 1 and 31 in the company's 1997 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

              The information set forth on pages 17, 18 and 19 in the company's 1997 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 8.       Financial Statements and Supplementary Data

              Consolidated financial statements of the company at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 and the auditor's report thereon and the company's unaudited quarterly financial data for the two-year period ended December 31, 1997 are incorporated herein by reference from the 1997 Annual Report to Shareholders, pages 20 through 30.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.

                                    Part III

Item 10.      Directors and Executive Officers of the Registrant

              Information required by this Item with respect to directors is included under the headings "Nomination and Election of Directors" and "Other Matters" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 1998, and is incorporated herein by reference.

              Information concerning the executive officers of the company is included in Part I of this Form 10-K.

Item 11.      Executive Compensation

              Information required by this Item is included under the headings "Nomination and Election of Directors - Director Compensation" and "Executive Compensation" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 1998, and is incorporated herein by reference; provided, however, that the subsection entitled "Executive Compensation-Board Management Review Committee Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

              Information required by this Item is included under the heading "Stock Ownership of Management and Others" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 1998, and is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

              Information required by this Item is included under the headings "Management Review Committee Interlocks and Insider Participation" and "Certain Transactions" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 1998, and is incorporated herein by reference.


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

              (b)   Reports on Form 8-K

                    No report on Form 8-K was required to be filed by the Registrant during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BADGER METER, INC.
Registrant

By:  /s/ Richard A. Meeusen
     --------------------------
     Richard A. Meeusen
     Vice President - Finance and Treasurer
     Chief Financial Officer
     February 13, 1998


By:  /s/ Beverly L.P. Smiley
     --------------------------
     Corporate Controller
     February 13, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ James O. Wright                                   /s/ James L. Forbes
--------------------------                            --------------------------
James O. Wright                                       James L. Forbes
Director and Chairman                                 Director, President and
February 13, 1998                                     Chief Executive Officer
                                                      February 13, 1998


/s/ Robert M. Hoffer                                  /s/ Pamela B. Strobel
--------------------------                            --------------------------
Robert M. Hoffer                                      Pamela B. Strobel
Director                                              Director
February 13, 1998                                     February 13, 1998


/s/ Charles F. James, Jr.                             /s/ Andrew J. Policano
--------------------------                            --------------------------
Charles F. James, Jr.                                 Andrew J. Policano
Director                                              Director
February 13, 1998                                     February 13, 1998


/s/ Donald J. Schuenke                                /s/ Kenneth P. Manning
--------------------------                            --------------------------
Donald J. Schuenke                                    Kenneth P. Manning
Director                                              Director
February 13, 1998                                     February 13, 1998


/s/ John J. Stollenwerk                               /s/ James O. Wright, Jr.
--------------------------                            --------------------------
John J. Stollenwerk                                   James O. Wright, Jr.
Director                                              Director
February 13, 1998                                     February 13, 1998

                               BADGER METER, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES



                                                                  Page References
                                                         Annual Report
                                                              to
                                                          Shareholders          Form 10-K
                                                          Page Number           Page Number
                                                         -------------          -----------
Item 14(a) 1

Financial statements:
  Consolidated balance sheets at
    December 31, 1997 and 1996                                21

  Consolidated statements of operations
    for each of the three years in the
    period ended December 31, 1997                            20

  Consolidated statements of cash flows
    for each of the three years in the
    period ended December 31, 1997                            22

  Consolidated statements of shareholders'
    equity for each of the three years in
    the period ended December 31, 1997                        23

  Notes to consolidated financial
    statements                                              24 - 30

Item 14(a) 2

   Financial statement schedules:
     Consolidated schedules for each of
       the three years in the period ended
       December 31, 1997
         II - Valuation and qualifying accounts                                    F-1

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


                                       F-0

                               BADGER METER, INC.

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1997, 1996, and 1995


                                            Balance at       Additions       Deductions         Balance
                                            beginning        charged to      from               at end
                                            of year          earnings        allowances         of year
Allowance for doubtful receivables:
               1997                          $  242,000      $  119,000      $   53,000(a)      $  308,000
                                             ==========      ==========      ==========         ==========



               1996                          $  216,000      $  115,000      $   89,000(a)      $  242,000
                                             ==========      ==========      ==========         ==========



               1995                          $  135,000      $  137,000      $   56,000(a)      $  216,000
                                             ==========      ==========      ==========         ==========


Warranty/after-sale cost reserve:
               1997                          $1,929,000      $3,352,000      $1,651,000         $3,630,000
                                             ==========      ==========      ==========         ==========



               1996                          $  691,000      $2,735,000      $1,497,000         $1,929,000
                                             ==========      ==========      ==========         ==========



               1995                          $  260,000      $2,154,000      $1,723,000         $  691,000
                                             ==========      ==========      ==========         ==========





Note:

    (a) Accounts receivable written off, less recoveries, against the allowance.



                                       F-1

The following have been additional exhibits of this Form 10-K as filed with the Securities and Exchange Commission. Copies of these exhibits are available upon request at a charge of 20 cents per page, plus postage. There is no charge for Exhibit (13), 1997 Annual Report to Shareholders or Exhibit (99.0), the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 1998.

                                  EXHIBIT INDEX

Exhibit No.                       Exhibit Description
-----------                       -------------------
(3.0)       Restated Articles of Incorporation effective April 23, 1993.
            [Incorporated by reference from Exhibit (4.3) to the Registrant's
            Form S-8 Registration Statement (Registration No. 33-65618)].

(3.1) Restated By-Laws as amended February 14, 1997. [Incorporated by reference from Exhibit (3.1) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996].

(4.0) Loan Agreement, as amended April 30, 1988, between the Registrant and the M&I Marshall & Ilsley Bank relating to the Registrant's revolving credit loan. [Incorporated by reference from Exhibit (4.0) to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1988].

(4.1)       Loan Agreement between the Firstar Bank Milwaukee, N.A. and the
            Badger Meter Employee Savings and Stock Ownership Plan and Trust, dated December 1, 1995. [Incorporated by reference from Exhibit
            (4.3) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995].

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

(10.0)* Badger Meter, Inc. Restricted Stock Plan, as amended. [Incorporated by reference from Exhibit (4.1) to the Registrant's Form S-8
            Registration Statement (Registration No. 33-27649)].

(10.1)* Badger Meter, Inc. 1989 Stock Option Plan. [Incorporated by reference from Exhibit (4.1) to the Registrant's Form S-8
            Registration Statement (Registration No. 33-27650)].

(10.2)* Badger Meter, Inc. 1993 Stock Option Plan. [Incorporated by reference from Exhibit (4.3) to the Registrant's Form S-8
            Registration Statement (Registration No. 33-65618)].

(10.3)* Badger Meter, Inc. 1995 Stock Option Plan [Incorporated by reference from Exhibit (4.1) to the Registrant's Form S-8 Registration
            Statement (Registration No. 33-62239)].

(10.4)* Badger Meter, Inc. 1997 Stock Option Plan. [Incorporated by reference from Exhibit (4.1) to the Registrant's Form S-8
            Registration Statement (Registration No. 333-28617)].

*A management contract or compensatory plan or arrangement.

Exhibit No.                       Exhibit Description
-----------                       -------------------
(10.5)*     Badger Meter, Inc. Deferred Compensation Plan. [Incorporated by
            reference from Exhibit (10.5) to the Registrant's Annual Report on
            Form 10-K for the year ended December 31, 1993].

(10.6)      Badger Meter, Inc. Employee Savings and Stock Ownership Plan
            [Incorporated by reference from Exhibit (4.1) to the Registrant's
            Form S-8 Registration Statement (Registration No. 033-62241)].

(10.7)*     Long-Term Incentive Plan. [Incorporated by reference from Exhibit
            (10.6) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995].

(10.8)*     Badger Meter, Inc. Supplemental Non-Qualified Unfunded Pension Plan.
            [Incorporated by reference from Exhibit (10.7) to the Registrant's
            Annual Report on Form 10-K for the year ended December 31, 1995].

(13.0) Portions of the Annual Report to Shareholders that are incorporated by reference.

(21.0)      Subsidiaries of the Registrant.

(23.0)      Consent of Ernst & Young LLP, Independent Auditors.

(27.0)      Financial Data Schedule.

(99.0) Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 1998. [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant's fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12 and 13 of this Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report].


*A management contract or compensatory plan or arrangement.