Form 10-Q
period 1998-03-31
BADGER METER INC
filed 1998-04-24
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number  1-6706
                        ------

                               BADGER METER, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Wisconsin                                             39-0143280
         ---------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


4545 West Brown Deer Road, Milwaukee, Wisconsin                 53223
-----------------------------------------------               ---------
   (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code        (414) 355-0400
                                                          --------------
                                      None
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



             Class                               Outstanding at April 22, 1998
-----------------------------                    -----------------------------
Common Stock, $1.00 par value                             2,503,982

Class B Common Stock, $.10 par value                      1,125,570

                               BADGER METER, INC.

                                      INDEX


                                                                                     Page No.
                                                                                     --------
Part I.  Financial Information:

   Item 1       Financial Statements:

                Consolidated Condensed Balance Sheets - -
                March 31, 1998 and December 31, 1997                                     3

                Consolidated Condensed Statements of Operations - -
                Three Months Ended March 31, 1998 and 1997                               4

                Consolidated Condensed Statements of Cash Flows - -
                Three Months Ended March 31, 1998 and 1997                               5

                Notes to Consolidated Condensed Financial Statements                     6

   Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                      7

Part II. Other Information:

   Item 6(a)    Exhibits                                                                 9

   Item 6(b)    Reports on Form 8-K                                                      9

   Exhibit Index                                                                        11

                         Part I - Financial Information
                         ------------------------------
                               BADGER METER, INC.

Item 1   Financial Statements
------   --------------------

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                     Assets          March 31,                December 31,
                                                     ------            1998                       1997
                                                                   (Unaudited)
Current assets:
     Cash                                                       $       958                  $     1,055
     Receivables                                                     18,721                       19,193
     Inventories:
       Finished goods                                                 4,386                        4,095
       Work in process                                               10,686                       10,871
       Raw materials and purchased parts                              6,465                        6,632
                                                                -----------                  -----------
         Total inventories                                           21,537                       21,598

     Prepaid expenses                                                   783                          693
                                                                -----------                  -----------
         Total current assets                                        41,999                       42,539
Property, plant and equipment, at cost                               66,738                       64,407
     Less accumulated depreciation                                  (41,713)                    (40,423)
                                                                -----------                  -----------
                                                                     25,025                       23,984
Intangible assets, at cost less accumulated amortization                617                          650
Prepaid pension                                                       6,606                        6,751
Deferred income taxes                                                 2,261                        2,264
Deferred charges and other assets                                     5,751                        6,109
                                                                -----------                  -----------
         Total assets                                           $    82,259                  $    82,297
                                                                ===========                  ===========

                                        Liabilities and Shareholders' Equity
                                        ------------------------------------

Current liabilities:
     Short-term debt                                            $     8,780                  $    11,245
     Payables                                                         7,639                        7,196
     Accrued compensation and employee benefits                       4,001                        5,339
     Other accrued liabilities                                        3,749                        3,630
     Income and other taxes                                           1,896                        1,259
                                                                -----------                  -----------
         Total current liabilities                                   26,065                       28,669
Accrued non-pension postretirement benefits                           7,630                        7,807
Other accrued employee benefits                                       3,691                        3,426
Long-term debt                                                          812                          928
Shareholders' equity:
     Common Stock                                                     3,303                        3,240
     Class B Common Stock                                               112                          112
     Capital in excess of par value                                   9,832                        8,315
     Reinvested earnings                                             34,109                       33,057
     Less: Employee benefit stock                                      (814)                       (917)
           Treasury stock, at cost                                   (2,481)                     (2,340)
                                                                -----------                  -----------
     Total shareholders' equity                                      44,061                       41,467
                                                                -----------                  -----------
         Total liabilities and shareholders' equity             $    82,259                  $    82,297
                                                                ===========                  ===========


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (Dollars in Thousands Except Share Amounts)
                                   (Unaudited)

                                                                  Three Months Ended
                                                                         March 31,
                                                                         ---------

                                                                 1998                      1997
                                                                 ----                      ----
Net sales                                                 $    33,499               $    31,702
Operating costs and expenses:
   Cost of sales                                               20,056                    20,224
   Marketing and administrative                                 8,619                     7,447
   Research and engineering                                     2,087                     1,851
                                                          -----------               -----------
                                                               30,762                    29,522
                                                          -----------               -----------
Operating earnings                                              2,737                     2,180

Interest expense                                                  144                       101
                                                          -----------               -----------

Earnings before income taxes                                    2,593                     2,079

Provision for income taxes                                        996                       769
                                                          -----------               -----------

Net earnings                                              $     1,597               $     1,310
                                                          ===========               ===========

Per share amounts:  *

   Net earnings:
     Basic                                                $       .44               $       .37
                                                          ===========               ===========
     Diluted                                              $       .41               $       .35
                                                          ===========               ===========

   Dividends declared -
     Common Stock                                         $       .15               $       .11
                                                          ===========               ===========

   Dividends declared -
     Class B Common Stock                                 $       .14               $       .10
                                                          ===========               ===========

   Weighted-average shares used in computation:

     Basic                                                  3,613,471                 3,557,737
     Impact of dilutive stock
       options                                                301,208                   204,982
                                                          -----------               -----------

     Diluted                                                3,914,679                 3,762,719
                                                          ===========               ===========




* Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not necessarily equal the total for the year.


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,

                                                                       1998                         1997
                                                                       ----                         ----
Operating activities:
   Net earnings                                                 $     1,597                  $     1,310
   Adjustments to reconcile net
     earnings to net cash provided
     by (used for) operations:
       Depreciation                                                   1,290                          960
       Amortization                                                      33                           57
       Noncurrent employee benefits                                     336                          221
       Deferred income taxes                                              3                            5
       Changes in:
         Receivables                                                    472                       (4,353)
         Inventory                                                       61                         (640)
         Current liabilities other than short-term debt                (139)                         481
         Prepaid expenses                                               (90)                        (173)
                                                                -----------                   ----------
   Total adjustments                                                  1,966                       (3,442)
                                                                -----------                   ----------
Net cash provided by (used for) operations                            3,563                       (2,132)
                                                                -----------                   ----------

Investing activities:
   Property, plant and equipment                                     (2,331)                      (1,138)
   Other - net                                                          358                          (55)
                                                                -----------                   ----------
Net cash provided by (used for) investing activities                 (1,973)                      (1,193)
                                                                -----------                   ----------

Financing activities:
   Bank borrowings (repayments)                                      (2,581)                        3354
   Dividends                                                           (545)                        (380)
   Stock options and ESSOP                                            1,580                          352
   Treasury stock transactions                                         (141)                        (587)
                                                                -----------                   ----------
Net cash provided by (used for)
   financing activities                                              (1,687)                       2,739
                                                                -----------                  -----------

Increase (decrease) in cash                                             (97)                        (586)
Beginning of year                                                     1,055                        1,123
                                                                -----------                  -----------
End of period                                                   $       958                 $        537
                                                                ===========                 ============

Supplemental disclosures of cash flow information:
 Cash paid (refunded) during the period for:

     Income taxes                                               $       699                 $         61
                                                                ===========                 ============
     Interest                                                   $       168                 $         96
                                                                ===========                 ============



     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at March 31, 1998 and the results of operations for the three-month periods ended March 31, 1998 and 1997 and the cash flows for the three-month periods ended March 31, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1997 data to conform with the 1998 presentation.

2. The consolidated condensed balance sheet at December 31, 1997, was derived from amounts included in the Annual Report to Shareholders which was incorporated by reference in the company's annual report on Form 10-K for the year ended December 31, 1997. Refer to the footnotes in those reports for a description of the accounting policies, which have been continued without change, and additional details of the company's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim.

3. During the three months ended March 31, 1998, the company repurchased 3,822 shares of common stock for an aggregate purchase price of $141,000.

4. In February of 1998, the company entered into an interest rate swap agreement which fixes the interest rate on $5 million of commercial paper at 5.7% for three years.

5. The company continues to address the year 2000 software issues as discussed in the company's Annual Report to Shareholders for the year ended
     December 31, 1997. All upgrades are expected to be completed by the end of 1998 and management does not expect to incur any significant costs in excess of normal software upgrade costs.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Sales increased 5.5% in the first quarter of 1998 compared to the fourth quarter of 1997. However, receivables decreased 2.5%, or $472,000, from the December 31, 1997 balance due to improved collections and lower international sales, which tend to have extended payment terms. Inventories remained stable during the quarter, as increased production requirements were balanced through efficient inventory management. Prepaid expenses increased $90,000 during the quarter due to annual insurance payments and intangible assets decreased $33,000 due to regular patent amortization. Property, plant and equipment (at cost) increased $2,331,000 due to regular payments in connection with the Milwaukee facility expansion plus other equipment purchases.

Prepaid pension decreased $145,000 due to the recording of normal pension expense with no funding payments required during the quarter due to the overfunded status of the plan. Deferred charges and other assets decreased 6%, or $358,000, due to a partial return of funds deposited in escrow in connection with the acquisition of a fire service product line. The acquisition of a fire service product line will be completed in the second quarter of 1998, at which time the remaining amount in deferred charges will be allocated to the inventory, equipment and intangibles accounts.

Payables increased 6%, or $443,000, due to increases in general trade payables since December 31, 1997. Accrued compensation and employee benefits decreased 25%, or $1,338,000, due primarily to payments of 1997 incentive compensation during the first quarter of 1998. Other accrued liabilities increased 3%, or $119,000, due primarily to additional reserves for after-sale costs. Income and other taxes payable increased $637,000 due to tax accruals related to increased profits and timing of estimated tax payments. Accrued non-pension postretirement benefits decreased $177,000 since December 31, 1997 and other accrued employee benefits increased $265,000 due to timing of benefit payments. Long-term debt decreased $116,000 due primarily to a $100,000 regular payment made on the debt related to the Employee Savings and Stock Ownership Plan ("the ESSOP").

Short-term debt decreased $2,465,000 since December 31, 1997. Cash generated by net earnings and proceeds from the sale of stock to the ESSOP was sufficient to fund working capital needs, fixed asset additions, increased dividend requirements and debt reductions during the first quarter.

As of March 31, 1998, the company had approximately $38,000,000 of credit lines with domestic and foreign banks of which $8,780,000 was in use. This compares to $5,943,000 in use at March 31, 1997 and $11,245,000 at December 31, 1997. The
company believes that the present lines of credit are adequate to meet operating requirements.

Results of Operations

Net sales for the first quarter of 1998 increased 5.7%, or $1,797,000, over sales for the first quarter of 1997. Higher sales of valves and lubrication meters contributed to the increase, as well as increased sales of residential water meters. Strong domestic water meter sales resulted from shipments of residential water meters to the City of Philadelphia for integration with the Itron automated meter reading system. These and other domestic sales offset a decrease in international water meter sales for the quarter.

Gross profit margins increased from 36.2% in first quarter 1997 to 40.1% in first quarter 1998 due to favorable pricing and greater plant utilization resulting from increased manufacturing efficiencies.

Marketing and administrative costs increased 15.7% for the first quarter of 1998 as compared to the first quarter of 1997 due to general wage and cost increases, plus additional staffing to support increased sales. Research and engineering expenses increased 12.7% for the first quarter of 1998 compared to the same quarter of 1997 due to increased staffing and other costs associated with continued product development initiatives. Interest expense increased between the periods due to higher debt balances.

The effective tax rate increased from 37% for the first quarter of 1997 to 38.4% for the first quarter of 1998 due to reduced tax benefits on lower international sales and other changes in tax credit estimates.

Earnings for the first quarter of 1998 were $1,597,000, an increase of 21.9% over first quarter 1997 earnings of $1,310,000, due primarily to increased sales and improved margins. The percentage increases in earnings per share were lower due to the impact of dilutive options and increased shares outstanding.

Other Matters

The company is subject to contingencies relative to environmental laws and regulations. Currently, the company is in the process of addressing litigation alleging a violation of California's environmental regulation Proposition 65. The company does not believe the ultimate resolution of these claims will have a material adverse effect on the company's financial position or results of operations. No other risks or uncertainties were identified that could have a material impact on operations and no long-lived assets have become permanently impaired in value.

                           Part II - Other Information
                           ---------------------------

Item 6   Exhibits and Reports on Form 8-K
------   --------------------------------

(a) Exhibits:

        (27.0)  Financial Data Schedule


(b) Reports on Form 8-K:

        There were no reports on Form 8-K filed for the three months ended March 31, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       BADGER METER, INC.



Dated:  April 22, 1998                 By /S/  Richard A. Meeusen
                                          --------------------------------------
                                          Richard A. Meeusen
                                          Vice President - Finance and Treasurer
                                          Chief Financial Officer






                                       By /S/  Beverly L.P. Smiley
                                          --------------------------------------
                                          Beverly L.P. Smiley
                                          Corporate Controller

                                  EXHIBIT INDEX
                                  -------------
                                                                 Page Number

(27.0)  Financial Data Schedule