Form 10-Q
period 1998-06-30
BADGER METER INC
filed 1998-07-30
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                                 Outstanding at July 27, 1998
-----------------------------                    ----------------------------
Common Stock, $1.00 par value                              2,514,904

Class B Common Stock, $.10 par value                       1,119,268

                               BADGER METER, INC.

                                     INDEX


                                                                                   Page No.
Part I.   Financial Information:
   Item 1       Financial Statements:

                Consolidated Condensed Balance Sheets - -
                June 30, 1998 and December 31, 1997                                   3


                Consolidated Condensed Statements of Operations - - Three and
                Six Months Ended June 30, 1998 and 1997                               4

                Consolidated Condensed Statements of Cash Flows - -
                Six Months Ended June 30, 1998 and 1997                               5

                Notes to Consolidated Condensed Financial Statements                  6


   Item 2       Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                 7

Part II. Other Information:

   Item 4       Submission of Matters to a Vote of Security Holders                   9


   Item 5       Market for Registrant's Common Equity and Related Matters             10


   Item 6(a)    Exhibits                                                              10


   Item 6(b)    Reports on Form 8-K                                                   10


   Exhibit Index                                                                      12


                        Part I - Financial Information
                               BADGER METER, INC.

Item 1   Financial Statements

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                    Assets
                                                                   June 30,                  December 31,
                                                                     1998                        1997
                                                                     ----                        ----
                                                                 (Unaudited)
Current assets:
     Cash                                                       $       260                  $     1,055
     Receivables                                                     19,409                       19,193
     Inventories:
       Finished goods                                                 3,895                        4,095
       Work in process                                               10,143                       10,871
       Raw materials and purchased parts                              6,656                        6,632
                                                                -----------                  -----------
         Total inventories                                           20,694                       21,598

     Prepaid expenses                                                   689                          693
                                                                -----------                  -----------
         Total current assets                                        41,052                       42,539
Property, plant and equipment, at cost                               72,737                       64,407
     Less accumulated depreciation                                  (41,625)                     (40,423)
                                                                ------------                 -----------
                                                                     31,112                       23,984
Intangible assets, at cost less accumulated amortization              1,551                          650
Prepaid pension                                                       6,461                        6,751
Deferred income taxes                                                 2,264                        2,264
Deferred charges and other assets                                     3,860                        6,109
                                                                -----------                  -----------
         Total assets                                           $    86,300                  $    82,297
                                                                ===========                  ===========

                     Liabilities and Shareholders' Equity

Current liabilities:
     Short-term debt                                            $    11,557                  $    11,245
     Payables                                                         7,136                        7,196
     Accrued compensation and employee benefits                       4,962                        5,339
     Other accrued liabilities                                        4,077                        3,630
     Income and other taxes                                             715                        1,259
                                                                -----------                  -----------
         Total current liabilities                                   28,447                       28,669
Accrued non-pension postretirement benefits                           7,546                        7,807
Other accrued employee benefits                                       3,764                        3,426
Long-term debt                                                          797                          928
Shareholders' equity:
     Common Stock                                                     3,323                        3,240
     Class B Common Stock                                               112                          112
     Capital in excess of par value                                  10,247                        8,315
     Reinvested earnings                                             35,893                       33,057
     Less: Employee benefit stock                                      (811)                        (917)
           Treasury stock, at cost                                   (3,018)                      (2,340)
                                                                -----------                  -----------
     Total shareholders' equity                                      45,746                       41,467
                                                                -----------                  -----------
         Total liabilities and shareholders' equity             $    86,300                  $    82,297
                                                                ===========                  ===========


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands Except Share Amounts)
                                  (Unaudited)

                                            Three Months Ended                            Six Months Ended
                                                 June 30,                                      June 30,
                                                 --------                                      --------

                                           1998               1997                       1998             1997
                                           ----               ----                       ----             ----

Net sales                           $    36,430        $    34,104                $    69,929      $    65,806
Operating costs and expenses:
   Cost of sales                         22,163             21,480                     42,219           41,704
   Marketing and administrative           8,309              7,562                     16,928           15,009
   Research and engineering               2,221              1,949                      4,308            3,800
                                    -----------        -----------                -----------      -----------
                                         32,693             30,991                     63,455           60,513
                                    -----------        -----------                -----------      -----------
Operating earnings                        3,737              3,113                      6,474            5,293

Interest expense                            104                 97                        248              198
                                    -----------        -----------                -----------      -----------

Earnings before income taxes              3,633              3,016                      6,226            5,095

Provision for income taxes                1,338              1,116                      2,334            1,885
                                    -----------        -----------                -----------      -----------

Net earnings                        $     2,295        $     1,900                $     3,892      $     3,210
                                    ===========        ===========                ===========      ===========
Per share amounts:  *

   Net earnings:
     Basic                          $       .63        $       .53                $      1.07      $       .90
                                    ===========        ===========                ===========      ===========
     Diluted                        $       .59        $       .50                $      1.00      $       .85
                                    ===========        ===========                ===========      ===========

   Dividends declared -
     Common Stock                   $       .15        $       .12                $       .30      $       .23
                                    ===========        ===========                ===========      ===========

   Dividends declared -
     Class B Common Stock           $       .14        $       .11                $       .27      $       .21
                                    ===========        ===========                ===========      ===========

   Weighted-average shares
     used in computation:
         Basic                        3,632,886          3,567,471                  3,622,874        3,584,438
     Impact of dilutive stock
       options                          269,990            227,387                    278,057          214,511
                                    -----------        -----------                -----------      -----------

     Diluted                          3,902,876          3,794,858                  3,900,931        3,798,949
                                    ===========        ===========                ===========      ===========




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

                               BADGER METER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                                     --------
                                                                       1998                         1997
                                                                       ----                         ----

Operating activities:
   Net earnings                                                 $     3,892                  $     3,210
   Adjustments to reconcile net
     earnings to net cash provided
     by (used for) operations:
       Depreciation                                                   2,609                        1,993
       Amortization                                                      77                          114
       Noncurrent employee benefits                                     473                          594
       Changes in:
         Receivables                                                   (216)                      (1,738)
         Inventory                                                      904                       (1,643)
         Current liabilities other than short-term debt                (534)                       1,533
         Prepaid expenses and other                                       4                           70
                                                                -----------                  -----------
   Total adjustments                                                  3,317                          923
                                                                -----------                  -----------
Net cash provided by (used for) operations                            7,209                        4,133
                                                                -----------                  -----------

Investing activities:
   Property, plant and equipment                                     (9,737)                      (2,693)
   Other - net                                                        1,271                         (761)
                                                                -----------                  -----------
Net cash provided by (used for) investing activities                 (8,466)                      (3,454)
                                                                -----------                  -----------

Financing activities:
   Bank borrowings (repayments)                                         181                          363
   Dividends                                                         (1,056)                        (806)
   Stock options and ESSOP                                            2,015                          395
   Treasury stock transactions                                         (678)                      (1,285)
                                                                -----------                  -----------
Net cash provided by (used for)
   financing activities                                                 462                       (1,333)
                                                                -----------                  -----------

Increase (decrease) in cash                                            (795)                        (654)
Beginning of year                                                     1,055                        1,123
                                                                -----------                  -----------
End of period                                                   $       260                 $        469
                                                                ===========                 ============

Supplemental disclosures of cash flow information:
   Cash paid (refunded) during the period for:
     Income taxes                                               $     2,178                 $      1,576
                                                                ===========                 ============

     Interest                                                   $       335                 $        192
                                                                ===========                 ============


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. ("the company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at June 30, 1998 and the results of operations for the three and six-month periods ended June 30, 1998 and 1997 and the cash flows for the six-month periods ended June 30, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1997 data to conform with the 1998 presentation.

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

3. During the six months ended June 30, 1998, the company repurchased 13,058 shares of common stock for an aggregate purchase price of $678,000.

4. In February of 1998, the company entered into an interest rate swap agreement which fixes the interest rate on $5 million of commercial paper at 5.7% for three years.

5. The company continues to address the year 2000 software issues as discussed in the company's Annual Report to Shareholders for the year ended December 31, 1997. All upgrades are expected to be completed by the second quarter of 1999 and management does not expect to incur any significant costs in excess of normal software upgrade costs. Testing will begin as soon as the implementation is complete. The company does not expect to have any problems with its products as a result of this issue.

6. During the past three and a half calendar years, the various trust beneficiaries of the Wright Family Voting Trust ("WFVT") have sold the company common stock for diversification purposes. These sales totaled 34,984 shares in 1995, 38,850 shares in 1996, 21,400 in 1997 and 10,950 through June 30, 1998. The WFVT has indicated that its beneficiaries presently intend to continue diversifying in the future. The company does not have a commitment to purchase any of these shares.

7. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 133 "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. Because of the company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the company.

8. On May 15, 1998, the Board of Directors of the company adopted a Shareholder Rights Plan declaring a dividend of one right for each share of the company's common stock outstanding on or after June 1, 1998. In the event a person or group acquires or seeks to acquire 20% or more of the outstanding common stock of the company, the rights may be exercised (except by the acquiring person whose rights are canceled). Upon exercise, each right entitles the holder to purchase from the company one share of common stock at an initial exercise price of $140 (subject to adjustment) or, upon the occurrence of certain events, common stock of the company or the acquiring company having a market value equivalent to two times the exercise price. Subject to certain conditions, the rights are redeemable by the Board of Directors for $.01 per right and are exchangeable for shares of common stock. The rights have no voting power and expire on May 26, 2008.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

Receivables increased 1.1%, or $216,000, from the December 31, 1997 balance due to increased sales. Inventories decreased 4.2%, or $904,000, as increased production requirements were offset by efficient inventory management. Intangible assets increased $901,000 due to goodwill and other intangible assets recorded in connection with the acquisition of a fire service product line. Property, plant and equipment (at cost) increased $8,330,000 due to regular payments in connection with the Milwaukee facility expansion plus other equipment purchases.

Prepaid pension decreased $290,000 due to the recording of normal pension expense with no funding payments required due to the overfunded status of the plan. Deferred charges and other assets decreased $2,249,000, due primarily to the completion of the acquisition of the fire service product line. Funds paid into escrow in 1997 were recorded as deferred charges until the second quarter of 1998, at which time the purchase price was allocated to the appropriate inventory, equipment and intangibles accounts.

Payables remained relatively stable since December 31, 1997. Accrued compensation and employee benefits decreased 7%, or $377,000, due primarily to payments of 1997 incentive compensation during the first quarter of 1998. Other accrued liabilities increased 12.3%, or $447,000, due primarily to additional reserves for after-sale costs. Income and other taxes payable decreased $544,000 due to the timing of estimated tax payments. Accrued non-pension postretirement benefits decreased $261,000 since December 31, 1997, and other accrued employee benefits increased $338,000 due to timing of benefit payments. Long-term debt decreased $131,000 due primarily to a $100,000 regular payment made on the debt related to the Employee Savings and Stock Ownership Plan ("The ESSOP").

Since December 31, 1997, common stock and capital in excess of par value both increased due to new shares issued in connection with stock options exercised and ESSOP purchases. Treasury stock increased due to shares repurchased by the company.

Short-term debt increased $312,000 since December 31, 1997, as cash required for fixed asset additions (primarily the facility expansion) exceeded cash generated by net earnings.

As of June 30, 1998, the company had approximately $38,000,000 of credit lines with domestic and foreign banks of which $11,557,000 was in use. This compares to $2,967,000 in use at June 30, 1997, and $11,245,000 at December 31, 1997.
The company believes that the present lines of credit are adequate to meet operating requirements.


Results of Operations

Net sales for the second quarter of 1998 of $36,430,000 reflect a 6.8% increase over sales of $34,104,000 for the same period in 1997. Likewise, net sales for the first six months of 1998 increased 6.3% or $4,123,000 over the same period in 1997. These increases were primarily related to higher unit sales of lubrication meters and residential water meters, including shipments in connection with the City of Philadelphia project. These and other domestic sales offset decreases in international water meter sales during 1998 as compared to the same periods in 1997.

Gross profit margins increased from 37.0% in the second quarter of 1997 to 39.2% in the second quarter of 1998. For the six month periods, gross profit margins increased from 36.6% in 1997 to 39.6% in 1998. These increases were primarily due to efficiencies generated by increased manufacturing capacity utilization related to residential water meters.

Marketing and administrative costs increased 9.9% for the quarter and 12.8% for the six-month period ended June 30, 1998, as compared to the same periods of 1997 due to general wage and cost increases, plus additional staffing to support increased sales. Research and engineering expenses increased 14% for the quarter and 13.4% for the six-month period ended June 30, 1998, as compared to the same periods of 1997 due to increased staffing and other costs associated with continued product development initiatives. Interest expense increased between the periods due to higher debt balances.

The effective tax rate for the first six months of 1998 was estimated to be 37.5%, which is slightly higher than the 37.0% for the first six months of 1997 due to reduced tax benefits on lower international sales and other changes in tax credit estimates.

Earnings for the second quarter of 1998 were $2,295,000, an increase of 20.8% over second quarter 1997 earnings of $1,900,000. The 1998 year-to-date earnings of $3,892,000 increased 21.2% over the same period of 1997 earnings of $3,210,000. These increases were due primarily to higher sales and improved margins. The percentage increases in earnings per share were lower for both periods due to the impact of dilutive options and increased shares outstanding.

Other Matters

The company is subject to contingencies relative to environmental laws and regulations. Currently, the company is in the process of resolving an issue relative to a landfill site and a suit alleging violation of California's Proposition 65. The company does not believe the ultimate resolution of these claims will have a material adverse effect on the company's financial position or results of operations. Provision has been made for known settlement costs. No other risks or uncertainties were identified that could have a material impact on operations and no long-lived assets have become permanently impaired in value.

                          Part II - Other Information


Item 4   Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held April 24, 1998.

(b) 1. Proxies were solicited for the amendment of Article Fifth of the Restated Articles of Incorporation to classify the Board of Directors, make the removal of directors possible only for cause, and permit the future amendments of Article Fifth only with a supermajority. There was no solicitation in opposition to these amendments, and all passed with at least 94.3% votes in favor of the amendment. As of the record date, February 27, 1998, the total number of votes represented by shares of Common Stock and Class B Common Stock was 13,758,082.

    2. Proxies were solicited for the election of ten directors, divided into three classes. There was no solicitation in opposition to management's nominees and all nominees were re-elected with at least 99% of the votes cast.

    3. Proxies were solicited for the amendment of the Restated Articles of Incorporation to increase the authorized shares of Common Stock from 5,000,000 to 20,000,000 and Class B Common Stock from 5,000,000 to 20,000,000. 98.5% of the votes were cast in favor of the amendment.

                                                    Votes            Votes             Votes            Broker
(c) 1.  Amendments to Article Fifth:                 FOR            AGAINST           ABSTAIN          Non-Votes
                                                     ---            -------           -------          ---------
        Classified Board                         11,523,501         642,919            15,602           430,139
        Director Removal for Cause               11,515,415         636,472            30,135           430,139
        Supermajority to Amend Article           11,488,034         661,437            32,551           430,139

    2. The following table represents the aggregate votes related to the election of directors:

                                                               Votes              Votes
         NAME                                                   FOR             WITHHELD          Not Voted
         ----                                                  -----            --------          ---------
         CLASS ONE - ONE-YEAR TERM
         James L. Forbes                                     12,607,041           5,120           1,145,921
         Charles F. James, Jr.                               12,607,041           5,120           1,145,921
         John J. Stollenwerk                                 12,607,081           5,080           1,145,921
         James O. Wright, Jr.                                12,606,436           5,725           1,145,921

         CLASS TWO - TWO-YEAR TERM
         James O. Wright                                     12,606,216           5,945           1,145,921
         Robert M. Hoffer                                    12,606,941           5,220           1,145,921
         Andrew J. Policano                                  12,607,041           5,120           1,145,921

         CLASS THREE - THREE-YEAR TERM
         Kenneth P. Manning                                  12,607,041           5,120           1,145,921
         Donald J. Schuenke                                  12,606,921           5,240           1,145,921
         Pamela B. Strobel                                   12,604,427           7,734           1,145,921


                                                        Votes               Votes              Votes
                                                         FOR               AGAINST            ABSTAIN
                                                         ---               -------            -------

   3. Amendment to Increase Number of
      Authorized Shares                               12,418,863           172,778            20,520

(d) Not applicable.



Item 5   Market for Registrant's Common Equity and Related Stockholder Matters

A shareholder wishing to include a proposal pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), in the proxy statement for the 1999 Annual Meeting of Shareholders must forward the proposal to the company by November 24, 1998. After February 10, 1999, notice to the company of a shareholder proposal submitted other than pursuant to Rule 14a-8 will be considered untimely, and the persons named in the proxies solicited by the Board of Directors for the 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to any such proposal as to which the company does not receive timely notice.



Item 6   Exhibits and Reports on Form 8-K

(a)   Exhibits:

       ( 3.0) (i)  Articles of Incorporation
       ( 3.0) (ii) By-laws
       ( 4.0)      Rights Agreement, dated as of May 26, 1998, between Badger
                   Meter, Inc. and Firstar Trust Company.  [Incorporated by
                   reference to Exhibit (4.1) to the Registration Statement on
                   Form 8-A of Badger Meter, Inc., dated as of May 26, 1998
                   (Commission File No. 1-67706)].
       (27.0)      Financial Data Schedule


(b)   Reports on Form 8-K:

      A current report on Form 8-K, dated May 26, 1998, reporting under Item 5 "Other Events" the adoption of a Shareholder Rights Plan was filed with the Securities and Exchange Commission.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        BADGER METER, INC.



Dated:  July 29, 1998                By /s/  Richard A. Meeusen
                                        -----------------------
                                        Richard A. Meeusen
                                        Vice President - Finance and Treasurer
                                        Chief Financial Officer





                                     By /s/  Beverly L.P. Smiley
                                        ------------------------
                                        Beverly L.P. Smiley
                                        Corporate Controller

                                 EXHIBIT INDEX



                                                                                   Page Number

( 3.0) (i)  Articles of Incorporation                                                   13

( 3.0) (ii) By-laws                                                                     19

( 4.0)      Rights Agreement, dated as of May 26, 1998, between Badger Meter,
            Inc. and Firstar Trust Company.  [Incorporated by reference to
            Exhibit (4.1) to the Registration Statement on Form 8-A of Badger
            Meter, Inc., dated as of May 26, 1998 (Commission File No.
            1-6706)].

(27.0)     Financial Data Schedule
