Form 10-Q
period 1998-09-30
BADGER METER INC
filed 1998-10-23
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  -----------------

Commission File Number  1-6706

                               BADGER METER, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


         Wisconsin                                             39-0143280
         ---------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


4545 West Brown Deer Road, Milwaukee, Wisconsin                  53223
-----------------------------------------------                  -----
   (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code           (414) 355-0400
                                                             --------------

                                      None
                   -------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                                 Outstanding at October 16, 1998
-----------------------------                    -------------------------------
Common Stock, $1.00 par value                               2,510,570

Class B Common Stock, $.10 par value                        1,119,268

                               BADGER METER, INC.

                                      INDEX





                                                                        Page No.
                                                                        --------
Part I.  Financial Information:


   Item 1     Financial Statements:

              Consolidated Condensed Balance Sheets - -
              September 30, 1998 and December 31, 1997                    3

              Consolidated Condensed Statements of Operations - -
              Three and Nine Months Ended September 30, 1998 and 1997     4

              Consolidated Condensed Statements of Cash Flows - -
              Nine Months Ended September 30, 1998 and 1997               5

              Notes to Consolidated Condensed Financial Statements        6

   Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         7

Part II. Other Information:

   Item 6(a)  Exhibits                                                    9

   Item 6(b)  Reports on Form 8-K                                         9

   Exhibit Index                                                          11

                         Part I - Financial Information
                               BADGER METER, INC.

Item 1   Financial Statements



                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                         (Dollars in Thousands)

                                                  Assets        September 30,              December 31,
                                                  ------            1998                       1997
                                                                    ----                       ----
                                                                 (Unaudited)
Current assets:
     Cash                                                       $       848                  $     1,055
     Receivables                                                     22,463                       19,193
     Inventories:
       Finished goods                                                 4,612                        4,095
       Work in process                                               10,197                       10,871
       Raw materials and purchased parts                              7,080                        6,632
                                                                -----------                  -----------
         Total inventories                                           21,889                       21,598

     Prepaid expenses                                                   702                          693
                                                                -----------                  -----------
         Total current assets                                        45,902                       42,539
Property, plant and equipment, at cost                               76,404                       64,407
     Less accumulated depreciation                                  (42,040)                     (40,423)
                                                                -----------                  -----------
                                                                     34,364                       23,984
Intangible assets, at cost less accumulated amortization              1,502                          650
Prepaid pension                                                       6,316                        6,751
Deferred income taxes                                                 2,264                        2,264
Deferred charges and other assets                                     3,357                        6,109
                                                                -----------                  -----------
         Total assets                                           $    93,705                  $    82,297
                                                                ===========                  ===========

                                  Liabilities and Shareholders' Equity
                                 -------------------------------------

Current liabilities:
     Short-term debt                                            $    11,315                  $    11,245
     Payables                                                        11,978                        7,196
     Accrued compensation and employee benefits                       5,457                        5,339
     Other accrued liabilities                                        4,460                        3,630
     Income and other taxes                                           1,034                        1,259
                                                                -----------                  -----------
         Total current liabilities                                   34,244                       28,669
Accrued non-pension postretirement benefits                           7,488                        7,807
Other accrued employee benefits                                       3,945                        3,426
Long-term debt                                                          781                          928
Shareholders' equity:
     Common Stock                                                     3,334                        3,240
     Class B Common Stock                                               112                          112
     Capital in excess of par value                                  10,371                        8,315
     Reinvested earnings                                             37,770                       33,057
     Less: Employee benefit stock                                      (808)                        (917)
           Treasury stock, at cost                                   (3,532)                      (2,340)
                                                                -----------                  -----------
     Total shareholders' equity                                      47,247                       41,467
                                                                -----------                  -----------
         Total liabilities and shareholders' equity             $    93,705                  $    82,297
                                                                ===========                  ===========


          See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (Dollars in Thousands Except Share Amounts)
                                   (Unaudited)

                                             Three Months Ended                           Nine Months Ended
                                               September 30,                                September 30,
                                               -------------                                -------------

                                           1998               1997                       1998             1997
                                           ----               ----                       ----             ----

Net sales                           $    39,370        $    33,207                $   109,299      $    99,013
Operating costs and expenses:
   Cost of sales                         23,627             20,727                     65,846           62,431
   Selling, General and
     Administration                      11,754              9,516                     32,990           28,325
                                    -----------        -----------                -----------      -----------
                                         35,381             30,243                     98,836           90,756
                                    -----------        -----------                -----------      -----------
Operating earnings                        3,989              2,964                     10,463            8,257

Interest expense                             99                 74                        347              272
                                    -----------        -----------                -----------      -----------

Earnings before income taxes              3,890              2,890                     10,116            7,985

Provision for income taxes                1,486              1,069                      3,820            2,954
                                    -----------        -----------                -----------      -----------

Net earnings                        $     2,404        $     1,821                $     6,296      $     5,031
                                    ===========        ===========                ===========      ===========

Per share amounts:  *

   Net earnings:
     Basic                          $       .66        $       .51                $      1.74      $      1.41
                                    ===========        ===========                ===========      ===========
     Diluted                        $       .62        $       .46                $      1.61      $      1.28
                                    ===========        ===========                ===========      ===========

   Dividends declared -
     Common Stock                   $       .15        $       .12                $       .45      $       .36
                                    ===========        ===========                ===========      ===========

   Dividends declared -
     Class B Common Stock           $       .14        $       .11                $       .41      $       .33
                                    ===========        ===========                ===========      ===========

   Weighted-average shares
       used in computation:
     Basic                            3,630,008          3,561,727                  3,624,776        3,556,250
     Impact of dilutive stock
       options                          246,364            372,928                    277,620          360,338
                                    -----------        -----------                -----------      -----------

     Diluted                          3,876,372          3,934,655                  3,902,396        3,916,588
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

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                                 -------------
                                                                       1998                         1997
                                                                       ----                         ----
Operating activities:
   Net earnings                                                 $     6,296                  $     5,031
   Adjustments to reconcile net
     earnings to net cash provided
     by (used for) operations:
       Depreciation                                                   3,600                        2,918
       Amortization                                                     126                          171
       Noncurrent employee benefits                                     744                          818
       Changes in:
         Receivables                                                 (3,270)                      (3,124)
         Inventory                                                     (291)                      (4,825)
         Current liabilities other than short-term debt               5,505                        4,384
         Prepaid expenses and other                                      (9)                         135
                                                                -----------                  -----------
   Total adjustments                                                  6,405                          477
                                                                -----------                  -----------
Net cash provided by (used for) operations                           12,701                        5,508
                                                                -----------                  -----------

Investing activities:
   Property, plant and equipment                                    (13,980)                      (4,895)
   Other - net                                                        1,774                         (628)
                                                                -----------                  -----------
Net cash provided by (used for) investing activities                (12,206)                      (5,523)
                                                                -----------                  -----------

Financing activities:
   Bank borrowings (repayments)                                         (77)                       1,464
   Dividends                                                         (1,583)                      (1,235)
   Stock options and ESSOP                                            2,150                          639
   Treasury stock transactions                                       (1,192)                      (1,669)
                                                                -----------                  -----------
Net cash provided by (used for)
   financing activities                                                (702)                        (801)
                                                                -----------                  -----------

Increase (decrease) in cash                                            (207)                        (816)
Beginning of year                                                     1,055                        1,123
                                                                -----------                  -----------
End of period                                                   $       848                 $        307
                                                                ===========                 ============

Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the period for:
     Income taxes                                               $     4,433                 $      2,149
                                                                ===========                 ============
     Interest (including $208,000 of interest
       capitalized during facility construction for 1998)       $       520                 $        284
                                                                ===========                 ============


          See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. ("the Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at September 30, 1998 and the results of operations for the three and nine-month periods ended September 30, 1998 and 1997 and the cash flows for the nine-month periods ended September 30, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1997 data to conform with the 1998 presentation.

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

3. During the nine months ended September 30, 1998, the Company repurchased 27,931 shares of common stock for an aggregate purchase price of $1,192,000.

4. In February of 1998, the Company entered into an interest rate swap agreement, which fixes the interest rate on $5 million of commercial paper at 5.7% for three years.

5. The Company continues to address the year 2000 software issues as discussed in the Company's Annual Report to Shareholders for the year ended December 31, 1997. All upgrades are expected to be completed by the second quarter of 1999 and management does not expect to incur any significant costs in excess of normal software upgrade costs. Testing will begin as soon as the implementation is complete. If this issue is not properly addressed by the Company and its vendors, the Company could incur additional transaction processing costs and there could be interruptions in the Company's supply chain, resulting in increased costs as the Company obtains alternate vendors. However, the Company does not expect to have any significant problems with its products, systems or vendors as a result of this issue.

6. During the past three and a half calendar years, the various trusts of the Wright Family Voting Trust ("WFVT") have sold the Company common stock for diversification purposes. These sales totaled 34,984 shares in 1995, 38,850 shares in 1996, 21,400 in 1997 and 15,450 through September 30, 1998. The WFVT has indicated that these trusts presently intend to continue diversifying in the future. The Company does not have a commitment to purchase any of these shares.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

With the Company's record sales for the third quarter of 1998, receivables as of September 30, 1998 increased 17.0%, or $3,270,000, from the December 31, 1997 balance due primarily to these increased sales. Inventories remained relatively stable, with a 1.3%, or $291,000, increase as the production requirements were offset by efficient inventory management. Intangible assets increased $852,000 due to goodwill and other intangible assets recorded in connection with the acquisition of a fire service product line. Property, plant and equipment (at cost) increased $11,997,000 in connection with the Milwaukee facility expansion plus other equipment purchases.

Prepaid pension decreased $435,000 due to the recording of normal pension expense with no funding payments required due to the overfunded status of the plan. Deferred charges and other assets decreased $2,752,000, due primarily to the completion of the acquisition of the fire service product line. Funds paid into escrow in 1997 were recorded as deferred charges until the second quarter of 1998, at which time the purchase price was allocated to the appropriate inventory, equipment and intangibles accounts.

Payables have increased $4,782,000 since December 31, 1997 due to increased expenditures in connection with higher levels of business activity. Accrued compensation and employee benefits increased $118,000, due primarily to incentive compensation accruals. Other accrued liabilities increased 22.9%, or $830,000, due primarily to additional reserves for after-sale costs. Income and other taxes payable decreased $225,000 due to the timing of estimated tax payments. Accrued non-pension postretirement benefits decreased $319,000 since December 31, 1997 and other accrued employee benefits increased $519,000 due to higher benefit expenses and the timing of benefit payments. Long-term debt decreased $147,000 due primarily to a $100,000 scheduled payment made on the debt related to the Employee Savings and Stock Ownership Plan ("the ESSOP") plus other payments.

Since December 31, 1997, common stock and capital in excess of par value both increased due to new shares issued in connection with stock options exercised and ESSOP purchases. Treasury stock increased due to shares repurchased by the Company.

Short-term debt increased $70,000 since December 31, 1997 as cash required for fixed asset additions (primarily the facility expansion) exceeded cash generated by operations.

As of September 30, 1998, the Company had approximately $38,000,000 of credit lines with domestic and foreign banks of which $11,315,000 was in use. This compares to $4,143,000 in use at September 30, 1997 and $11,245,000 at December 31, 1997. The Company believes that the present lines of credit are adequate to meet operating requirements.


Results of Operations

Net sales for the third quarter of 1998 of $39,370,000 reflect an 18.6% increase over sales of $33,207,000 for the same period in 1997. Likewise, net sales for the first nine months of 1998 increased 10.4% over the same period in 1997. These increases were primarily related to higher sales of water meters, including shipments in connection with the City of Philadelphia project. These and other domestic sales offset decreases in international water meter sales during 1998 as compared to the same periods in 1997.

Gross profit margins increased from 37.6% in the third quarter of 1997 to 40.0% in the third quarter of 1998. For the nine month periods, gross profit margins increased from 36.9% in 1997 to 39.8% in 1998. These increases were primarily due to efficiencies generated by increased manufacturing capacity utilization related to residential water meters.

Selling, general and administrative costs increased 23.5% for the quarter and 16.5% for the nine-month period ended September 30, 1998 as compared to the same periods of 1997 due to general wage and cost increases, plus additional staffing to support increased sales and continued product development initiatives. Interest expense increased between the periods due to higher debt balances, partially offset by interest capitalized during facility construction.

The effective tax rate for the first nine months of 1998 was estimated to be 37.8%, which is slightly higher than the 37.0% for the first nine months of 1997 due to reduced tax benefits on lower international sales and other changes in tax credit estimates.

Earnings for the third quarter of 1998 were $2,404,000, an increase of 32.0% over third quarter 1997 earnings of $1,821,000. The 1998 year-to-date earnings of $6,296,000 increased 25.1% over the same period of 1997 earnings of $5,031,000. These increases were due primarily to higher sales and improved margins. The percentage increases in basic earnings per share were lower for both periods due to increased shares outstanding. However, the percentage increases in diluted earnings per share were slightly higher for both periods due to a reduced dilutive impact of outstanding stock options caused by a lower stock price.

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

                           Part II - Other Information


Item 6   Exhibits and Reports on Form 8-K

(a)   Exhibits:

      ( 3.0)(ii) By-laws
      (27.0)     Financial Data Schedule

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K filed for the three months ended September 30, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                BADGER METER, INC.



Dated:  October 22, 1998        By /S/  Richard A. Meeusen
                                   -----------------------
                                   Richard A. Meeusen
                                   Vice President - Finance and Treasurer
                                   Chief Financial Officer





                                By /S/  Beverly L.P. Smiley
                                   ------------------------
                                   Beverly L.P. Smiley
                                   Corporate Controller

                                  EXHIBIT INDEX


                                                                     Page Number


( 3.0)(ii) By-laws                                                        12

(27.0)     Financial Data Schedule