Form 10-K405
period 1998-12-31
BADGER METER INC
filed 1999-03-26
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended DECEMBER 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from              to
                               ------------    -------------

Commission file number    1-6706

                               BADGER METER, INC.
               (Exact name of registrant as specified in charter)

       WISCONSIN                                        39-0143280
(State of Incorporation)                   (I.R.S. Employer Identification No.)

4545 W. BROWN DEER ROAD
MILWAUKEE, WISCONSIN                                                 53223
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  414-355-0400

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $94,691,712 as of February 26, 1999. At February 26, 1999, the registrant had 2,587,164 shares of Common Stock outstanding and 1,081,846 shares of Class B Common Stock outstanding.

                      Documents Incorporated by Reference:

         Parts I and II incorporate information by reference from the company's 1998 Annual Report to Shareholders.

         Part III incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1999 [to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year].

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

              The company has eight major product lines: residential and large commercial/industrial water meters (with related technologies), automotive fluid meters, ultrasonic flowmeters, small valves, natural gas instrumentation, flow tubes and industrial process meters. Water meters and related systems produce the majority of the company's sales. A "water meter system" generally consists of a water meter, a register (some with an interface technology for communicating the reading), a packaging system and the monitoring or computerized management system used to collect and relay the reading.

              The company's products are primarily manufactured in the company's Milwaukee, Wisconsin and Tulsa, Oklahoma facilities. Custom molded plastic products are also produced in a facility in Rio Rico, Arizona for use as components in the company's products and, to a limited extent, for sale to original equipment manufacturers. Products are also assembled in facilities in Nogales, Mexico. Assembly and some light manufacturing are done in the Stuttgart, Germany facility.

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

                                     Backlog

              The dollar amount of the company's total backlog of unshipped orders at December 31, 1998 and 1997 was $32,290,000 and $27,884,000,
respectively. Substantially, the entire December 31, 1998 backlog is expected to be shipped in 1999.

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

                            Research and Development

              Expenditures for research and development activities relating to the development of new products, the improvement of existing products and manufacturing process improvements were $6,105,000 during 1998, as compared to $4,397,000 during 1997 and $3,851,000 during 1996. Research and development activities are primarily sponsored by the company. The company also engages in some joint research and development with other companies.

                                Intangible Assets

              The company owns or controls many patents, trademarks, tradenames and license agreements, in the United States and other countries, related to its products and technologies. No single patent, trademark, tradename or license is material to the company's business as a whole.

                            Environmental Protection

              The company is subject to contingencies relative to compliance with Federal, State and local provisions and regulations relating to the protection of the environment. Currently the company is in the process of resolving an issue relative to a landfill site and a suit alleging a violation of Proposition 65, California's environmental regulation (see Item 3). The company is also involved in litigation filed by the owner of property near one of the company's plants, alleging damage to property value by virtue of spillage from past company operations. The company believes that this suit is without merit. The company does not believe the ultimate resolution of any of these claims will have a material adverse effect on the results of operations. Expenditures during 1998 and 1997 for compliance with environmental control provisions and regulations were not material and the company does not anticipate any material future expenditures.

              To insure compliance with all environmental regulations at all company sites, the Board of Directors has a Compliance Committee that monitors the company's compliance with various regulatory authorities in regard to environmental matters, among other things.

                                    Employees

              The company and its subsidiaries employed 956 persons at December 31, 1998, of which 247 employees are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The company is currently operating under a four-year contract with the union, which expires on October 31, 2000. The company has good relations with the union and all of its employees.

                       Foreign Operations and Export Sales

              The company has distributors and sales representatives throughout the world. Additionally, the company has a sales, assembly, light manufacturing and distribution facility in Stuttgart, Germany, a sales and customer service office in Mexico City, and two assembly facilities in Nogales, Mexico. The company exports products manufactured in Milwaukee, WI, Tulsa, OK, and Rio Rico, AZ. The company has international personnel with responsibility for managing the company's activities in all countries outside of the United States and Canada.

              Information about the company's foreign operations and export sales is included on Note 10 in the Notes to Consolidated Financial Statements of the company's 1998 Annual Report to Shareholders and such information is incorporated herein by reference.

                  Financial Information about Industry Segments

              The company operates in one industry segment as a marketer and manufacturer of various flow measurement and control products.

Item 2.       Properties

              The principal facilities utilized by the company at December 31, 1998, are listed below. Except as indicated, the company owns all of such facilities in fee simple.

                                                                                      Approximate Area
Location                                Principal Use                                  (Square Feet)
--------                                -------------                                  -------------
Milwaukee, Wisconsin                    Manufacturing and offices                       323,000
Tulsa, Oklahoma                         Manufacturing and offices                        89,500  (1)
Rio Rico, Arizona                       Manufacturing and offices                        36,000
Nogales, Mexico                         Assembly, manufacturing and offices              41,700  (2)
Nogales, Mexico                         Assembly, manufacturing and storage              18,350  (3)
Stuttgart, Germany                      Assembly, manufacturing and offices              23,000  (4)

(1) Includes 30,000 sq. ft. leased facility. Lease term expires December 31, 1999.
(2)    Leased facility.  Lease term expires January 31, 2000.
(3)    Leased facility.  Lease term expires October 31, 1999.
(4)    Leased facility.  Lease term expires December 31, 2005.

              In addition to the foregoing facilities, the company leases several sales offices. The company believes that its facilities are generally well maintained and have sufficient capacity for its current needs. The company is nearing completion of the construction of a 67,000 square foot addition to its Milwaukee, Wisconsin facility. The addition is estimated to cost approximately $12 million and will house a new engineering laboratory, design facility, offices and expanded manufacturing operations. The addition is expected to be completed in early 1999 and will address future capacity requirements.

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

              The company believes that its meters are in compliance with national standards established by the American Water Works Association and that the meters fully comply with the Federal Safe Drinking Water Act. The California standards are unique to California and are set at a level of one-thousandth of the point of no observable effect. Substantially all of the company's sales of residential water meters in California are to, and in response to specifications issued by, water utilities which are exempt from compliance with the Proposition 65 regulation. Also, since 1972 Badger Meter has been the only meter manufacturer to continuously offer a plastic meter as an option to utility customers. The plastic meter fully complies with Proposition 65 and the Federal Safe Drinking Water Act, as certified by the National Sanitation Foundation. The utilities had the opportunity to specify the plastic meter, as many of them did. As such, the company disputes the claims of the lawsuit and does not believe the ultimate resolution of the lawsuit will have a material adverse effect on the results of operations.


Item 4.        Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of the company's shareholders during the quarter ended December 31, 1998.

                        Executive Officers of the Company

              The following table sets forth certain information regarding the executive officers of the company.

                                                                           Age at
Name                           Position                                    2/26/99
----                           --------                                    -------
James L. Forbes                President and Chief                           66
                               Executive Officer

Robert D. Belan                Executive Vice President                      58

William H. Vander Heyden       Vice President - Industrial                   62

Theodore N. Townsend           Vice President - International                54

Ronald H. Dix                  Vice President - Administration               54
                               and Human Resources

Deirdre C. Elliott             Vice President - Corporate Counsel            42
                               and Secretary

Richard A. Meeusen             Vice President - Finance, Treasurer and       44
                               Chief Financial Officer

Beverly L.P. Smiley            Corporate Controller                          49


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

              Mr. Belan was elected Executive Vice President in April 1998. From 1992 to 1998, Mr. Belan was Vice President - Utility.

              Mr. Vander Heyden has served as Vice President - Industrial for more than five years.

              Mr. Townsend joined the company and was elected Vice President - International in February 1996. From 1993 to 1995, Mr. Townsend was Managing Director of International Gas Measurement, based in London, England for twelve companies related to Elster/Kromshroder and American Meter Companies.

              Mr. Dix has served as Vice President - Administration and Human Resources for more than five years.

              Ms. Elliott has served as Vice President - Corporate Counsel and Secretary for more than five years.

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

                                     Part II


Item 5.       Market for the Registrant's Common Stock and Related Stockholder
              Matters

              The information set forth on page 27 in the company's 1998 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 6.       Selected Financial Data

              The information set forth on pages 1 and 29 in the company's 1998 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

              The information set forth on pages 15, 16 and 17 in the company's 1998 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 7.a.     Quantitative and Qualitative Disclosures of Market Risk

              The information set forth on page 17 in the company's 1998 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 8.       Financial Statements and Supplementary Data

              Consolidated financial statements of the company at December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 and the auditor's report thereon and the company's unaudited quarterly financial data for the two-year period ended December 31, 1998 are incorporated herein by reference from the 1998 Annual Report to Shareholders, pages 18 through 28.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.

                                    Part III

Item 10.      Directors and Executive Officers of the Registrant

              Information required by this Item with respect to directors is included under the headings "Nomination and Election of Directors" and Section 16(a) "Beneficial Ownership Reporting Compliance" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 1999, and is incorporated herein by reference.

              Information concerning the executive officers of the company is included in Part I of this Form 10-K.

Item 11.      Executive Compensation

              Information required by this Item is included under the headings "Nomination and Election of Directors-Director Compensation" and "Executive Compensation" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 1999, and is incorporated herein by reference; provided, however, that the subsection entitled "Executive Compensation-Board Management Review Committee Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

              Information required by this Item is included under the heading "Stock Ownership of Management and Others" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 1999, and is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

              Information required by this Item is included under the headings "Management Review Committee Interlocks and Insider Participation" and "Certain Transactions" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 1999, and is incorporated herein by reference.


                                     Part IV

Item 14.      Exhibits, Financial Statement Schedule, and Reports on Form 8-K

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

              (b)   Reports on Form 8-K

                    No report on Form 8-K was required to be filed by the registrant during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BADGER METER, INC.
Registrant

By:    /s/ Richard A. Meeusen
       ----------------------
       Richard A. Meeusen
       Vice President - Finance and Treasurer
       Chief Financial Officer
       February 12, 1999


By:    /s/ Beverly L.P. Smiley
       ----------------------
       Corporate Controller
       February 12, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ James O. Wright                               /s/ James L. Forbes
-------------------                               -------------------
James O. Wright                                   James L. Forbes
Director and Chairman                             Director, President and
February 12, 1999                                 Chief Executive Officer
                                                  February 12, 1999


/s/ Robert M. Hoffer                              /s/ Pamela B. Strobel
-------------------                               ---------------------
Robert M. Hoffer                                  Pamela B. Strobel
Director                                          Director
February 12, 1999                                 February 12, 1999


/s/ Charles F. James, Jr.                         /s/ Andrew J. Policano
-------------------------                         ----------------------
Charles F. James, Jr.                             Andrew J. Policano
Director                                          Director
February 12, 1999                                 February 12, 1999


/s/ Donald J. Schuenke                            /s/ Kenneth P. Manning
----------------------                            ----------------------
Donald J. Schuenke                                Kenneth P. Manning
Director                                          Director
February 12, 1999                                 February 12, 1999


/s/ John J. Stollenwerk                           /s/ James O. Wright, Jr.
-----------------------                           ------------------------
John J. Stollenwerk                               James O. Wright, Jr.
Director                                          Director
February 12, 1999                                 February 12, 1999

                               BADGER METER, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES



                                                                        Page References
                                                              Annual Report
                                                                   to
                                                              Shareholders          Form 10-K
                                                              Page Number           Page Number
                                                              -----------           -----------
Item 14(a) 1
------------
   Financial statements:
     Consolidated balance sheets at
       December 31, 1998 and 1997                                 19

     Consolidated statements of operations
       for each of the three years in the
       period ended December 31, 1998                             18

     Consolidated statements of cash flows
       for each of the three years in the
       period ended December 31, 1998                             20

     Consolidated statements of shareholders'
       equity for each of the three years in
       the period ended December 31, 1998                         21

     Notes to consolidated financial
       statements                                              22 - 29

Item 14(a) 2
------------

   Financial statement schedules:
     Consolidated schedules for each of
       the three years in the period ended
       December 31, 1998
         II - Valuation and qualifying accounts                                          F-1


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


                                       F-0

                               BADGER METER, INC.

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1998, 1997, and 1996



                                            Balance at           Additions           Deductions          Balance
                                            beginning            charged to          from                at end
                                            of year              earnings            allowances          of year
Allowance for doubtful receivables:
                  1998                        $308,000               $151,000          $ 90,000(a)         $369,000
                                              ========               ========          ===========         ========



                  1997                        $242,000               $119,000          $ 53,000(a)         $308,000
                                              ========               ========          ===========         ========



                  1996                        $216,000               $115,000          $ 89,000(a)         $242,000
                                              ========               ========          ===========         ========


Warranty/after-sale cost reserve:
                  1998                      $3,630,000             $2,783,000           $2,027,000       $4,386,000
                                            ==========             ==========           ==========       ==========



                  1997                      $1,929,000             $3,352,000           $1,651,000       $3,630,000
                                            ==========             ==========           ==========       ==========



                  1996                        $691,000             $2,735,000           $1,497,000       $1,929,000
                                              ========             ==========           ==========       ==========


Note:

     (a) Accounts receivable written off, less recoveries, against the allowance.

                                  EXHIBIT INDEX

Exhibit No.                     Exhibit Description
-----------                     -------------------

 (3.0)          Restated Articles of Incorporation effective April 24, 1998.  [Incorporated by reference from Exhibit (3.0) (i) to the Registrant's Quarterly Report on Form
                10-Q for the period ended June 30, 1998].

 (3.1)          Restated By-Laws as amended August 14, 1998. [Incorporated by reference from Exhibit (3.0) (ii) to the Registrant's Quarterly Report on
                Form 10-Q for the period ended September 30, 1998].

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

 (4.2)          Loan Agreement, as amended December 21, 1998, between the Firstar Bank
                Milwaukee, N.A. and the Badger Meter Employee Savings and Stock Ownership Plan and Trust.

 (4.3)          Rights Agreement, dated May 26, 1998, between Registrant and Firstar Trust Company.
                [Incorporated by reference to Exhibit (4.1) to the Registrant's Registration Statement on Form 8-A
                (Commission File No. 1-6706)].

 (9.0)          Badger Meter, Inc. Voting Trust Agreement dated June 1, 1953 as amended.
                [Incorporated by reference from Exhibit (13) to the Registrant's Quarterly Report on
                Form 10-Q dated April 28, 1967].

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

(10.4) *        Badger Meter, Inc. 1997 Stock Option Plan.  [Incorporated by reference from Exhibit (4.1) to the Registrant's Form S-8 Registration Statement
                (Registration No. 333-28617)].

*A management contract or compensatory plan or arrangement.

Exhibit No.                      Exhibit Description
-----------                      -------------------
(10.5) *        Badger Meter, Inc. Deferred Compensation Plan.  [Incorporated by
                reference from Exhibit (10.5) to the Registrant's Annual Report on
                Form 10-K for the year ended December 31, 1993].

(10.6)          Badger Meter, Inc. Employee Savings and Stock Ownership Plan
                [Incorporated by reference from Exhibit (4.1) to the Registrant's
                Form S-8 Registration Statement (Registration No. 033-62241)].

(10.7) *        Long-Term Incentive Plan. [Incorporated by reference from Exhibit (10.6)
                to the Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1995].

(10.8) *        Badger Meter, Inc. Supplemental Non-Qualified Unfunded Pension Plan.
                [Incorporated by reference from Exhibit (10.7) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995].

(13.0)          Portions of the Annual Report to Shareholders that are incorporated by reference.

(21.0)          Subsidiaries of the Registrant.

(23.0)          Consent of Ernst & Young LLP, Independent Auditors.

(27.0)          Financial Data Schedule.

(99.0)          Definitive Proxy Statement for the Annual Meeting of
                Shareholders to be held April 23, 1999. [To be filed with the Securities and Exchange Commission under Regulation 14A within
                120 days after the end of the Registrant's fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12 and 13 of this Form 10-K, the definitive Proxy
                Statement is not deemed filed as part of this report].


*A management contract or compensatory plan or arrangement.