Form 10-Q
period 1999-03-31
BADGER METER INC
filed 1999-04-21
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------


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
                                                          --------------

                                      None
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



              Class                                Outstanding at April 14, 1999
------------------------------------               -----------------------------

Common Stock, $1.00 par value                                2,591,985

Class B Common Stock, $.10 par value                         1,081,846

                               BADGER METER, INC.

                                      INDEX



                                                                                                 Page No.
                                                                                                 --------
Part I.  Financial Information:
   Item 1       Financial Statements:

                Consolidated Condensed Balance Sheets - -
                March 31, 1999 and December 31, 1998                                                 3

                Consolidated Condensed Statements of Operations - -
                Three Months Ended March 31, 1999 and 1998                                           4

                Consolidated Condensed Statements of Cash Flows - -
                Three Months Ended March 31, 1999 and 1998                                           5

                Notes to Consolidated Condensed Financial Statements                                 6

   Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                  7

Part II. Other Information:

   Item 6(a)    Exhibits                                                                             9

   Item 6(b)    Reports on Form 8-K                                                                  9

   Exhibit Index                                                                                     11

                         Part I - Financial Information
                               BADGER METER, INC.

Item 1   Financial Statements

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                    Assets                   March 31,         December 31,
                                    ------                     1999                1998
                                                               ----                ----
                                                            (Unaudited)
Current assets:
     Cash                                                    $  1,097           $  2,371
     Receivables                                               20,368             19,814
     Inventories:
       Finished goods                                           4,477              5,270
       Work in process                                          9,690             10,089
       Raw materials and purchased parts                        6,417              7,044
                                                             --------           --------
         Total inventories                                     20,584             22,403

     Prepaid expenses                                           1,165              1,064
                                                             --------           --------
         Total current assets                                  43,214             45,652
Property, plant and equipment, at cost                         82,959             79,934
     Less accumulated depreciation                            (44,071)           (42,523)
                                                             --------           --------
                                                               38,888             37,411
Intangible assets, at cost less accumulated amortization        1,403              1,452
Prepaid pension                                                 6,139              6,262
Deferred income taxes                                           2,947              2,930
Other assets                                                    3,372              3,238
                                                             --------           --------
Total assets                                                 $ 95,963           $ 96,945
                                                             ========           ========

                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities:
     Short-term debt                                         $ 12,137           $ 14,315
     Payables                                                   9,482             10,174
     Accrued compensation and employee benefits                 4,290              5,521
     Other accrued liabilities                                  4,429              4,386
     Income and other taxes                                     1,768                480
                                                             --------           --------
         Total current liabilities                             32,106             34,876
Accrued non-pension postretirement benefits                     7,290              7,459
Other accrued employee benefits                                 4,298              4,162
Long-term debt                                                  2,600              2,600
Shareholders' equity:
     Common Stock                                               3,426              3,392
     Class B Common Stock                                         108                111
     Capital in excess of par value                            13,201             12,732
     Reinvested earnings                                       40,728             39,198
     Less: Employee benefit stock                              (2,600)            (2,606)
           Treasury stock, at cost                             (5,194)            (4,979)
                                                             --------           --------
         Total shareholders' equity                            49,669             47,848
                                                             --------           --------
Total liabilities and shareholders' equity                   $ 95,963           $ 96,945
                                                             ========           ========


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (Dollars in Thousands Except Share Amounts)
                                   (Unaudited)



                                               Three Months Ended
                                                    March 31,
                                                    ---------

                                        1999                       1998
                                        ----                       ----
Net sales                           $   38,397                 $   33,499

Cost of sales                           23,623                     20,056
                                    ----------                 ----------

Gross margin                            14,774                     13,443

Selling, engineering and
     administration                     11,016                     10,706
                                    ----------                 ----------

Operating earnings                       3,758                      2,737

Interest expense                           260                        144
                                    ----------                 ----------

Earnings before income taxes             3,498                      2,593

Provision for income taxes               1,347                        996
                                    ----------                 ----------

Net earnings                        $    2,151                 $    1,597
                                    ==========                 ==========

Per share amounts:  *

   Earnings per share:
     Basic                          $      .58                 $      .44
                                    ==========                 ==========
     Diluted                        $      .55                 $      .41
                                    ==========                 ==========

Dividends declared -
     Common Stock                   $      .18                 $      .15
                                    ==========                 ==========

   Dividends declared -
     Class B Common Stock           $      .16                 $      .14
                                    ==========                 ==========

   Shares used in computation of:
     Basic                           3,679,033                  3,613,471
     Impact of dilutive stock
       options                         239,804                    301,208
                                    ----------                 ----------

     Diluted                         3,918,837                  3,914,679
                                    ==========                 ==========




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

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                 Three Months Ended
                                                                      March 31,
                                                                      ---------
                                                                1999             1998
                                                                ----             ----
Operating activities:
   Net earnings                                               $ 2,151          $ 1,597
   Adjustments to reconcile net
     earnings to net cash provided
     by (used for) operations:
       Depreciation                                             1,548            1,290
       Amortization                                                49               33
       Noncurrent employee benefits                                96              336
       Deferred income taxes                                      (17)               3
       Changes in:
         Receivables                                             (554)             472
         Inventory                                              1,819               61
         Current liabilities other than short-term debt          (592)            (139)
         Prepaid expenses and other                              (101)             (90)
                                                              -------          -------
   Total adjustments                                            2,248            1,966
                                                              -------          -------
Net cash provided by (used for) operations                      4,399            3,563
                                                              -------          -------

Investing activities:
   Property, plant and equipment                               (3,025)          (2,331)
   Other - net                                                   (134)             358
                                                              -------          -------
Net cash provided by (used for) investing activities           (3,159)          (1,973)
                                                              -------          -------

Financing activities:
   Bank borrowings (repayments)                                (2,178)          (2,581)
   Dividends                                                     (621)            (545)
   Stock options and ESSOP                                        500            1,580
   Treasury stock transactions                                   (215)            (141)
                                                              -------          -------
Net cash provided by (used for)
   financing activities                                        (2,514)          (1,687)
                                                              -------          -------

Increase (decrease) in cash                                    (1,274)             (97)
Beginning of year                                               2,371            1,055
                                                              -------          -------
End of period                                                 $ 1,097          $   958
                                                              =======          =======

Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the period for:
     Income taxes                                             $   182          $   699
     Interest                                                 =======          =======
                                                              $   252          $   168
                                                              =======          =======



     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at March 31, 1999 and the results of operations for the three-month periods ended March 31, 1999 and 1998 and the cash flows for the three-month periods ended March 31, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1998 data to conform to the 1999 presentation.

2. The consolidated condensed balance sheet at December 31, 1998, was derived from amounts included in the Annual Report to Shareholders which was incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1998. Refer to the footnotes in those reports for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim.

3. During the three months ended March 31, 1999, the Company repurchased 7,082 shares of common stock for an aggregate purchase price of $236,369.

4. The Company continues to address the year 2000 software issues as discussed in the Company's Annual Report to Shareholders for the year ended December 31, 1998. All upgrades are expected to be completed in the summer of 1999 and management does not expect to incur any significant costs in excess of normal software upgrade costs. Testing has begun and will continue until the implementation is complete. If this issue is not properly addressed by the Company and its vendors, the Company could incur additional transaction processing costs and there could be interruptions in the Company's supply chain, resulting in increased costs as the Company obtains alternate vendors. However, the Company does not expect to have any significant problems with its products, systems or vendors as a result of this issue.

5. The various trusts of the Wright Family Voting Trust ("WFVT") continue to sell Company common stock for diversification purposes. The WFVT released for sale 34,984 shares in 1995, 38,850 shares in 1996, 21,400 shares in 1997, 49,450 shares in 1998 and no shares in the period ended March 31, 1999. The WFVT has indicated that these trusts presently intend to continue diversifying in the future. The Company does not have a commitment to purchase any of these shares.

6. In the ordinary course of business, the Company enters into various material purchase agreements with its vendors, some of which contain minimum purchase quantity commitments extending beyond one year. Future purchase commitments are not expected to exceed normal usage requirements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

While sales increased 11.3% for the first quarter of 1999 compared to the fourth quarter of 1998, receivables as of March 31, 1999 increased only 2.8%, or $554,000, from the December 31, 1998 balance due to improved collections. Inventories decreased 8.1% as the production requirements were offset by efficient inventory management. Property, plant and equipment (at cost) increased $3,025,000 in connection with completion of the Milwaukee facility expansion and remodeling plus other equipment purchases. Prepaid pension decreased $123,000 since December 31, 1998, due to the recording of normal pension expense with no funding payments required due to the overfunded status of the plan.

Payables decreased $692,000 since December 31, 1998 due to timing of payments. Accrued compensation and employee benefits decreased $1,231,000 primarily due to payments of 1998 incentive compensation during the first quarter of 1999. Income and other taxes payable increased $1,288,000 due to the timing of estimated tax payments. Changes in accrued non-pension postretirement benefits and other accrued employee benefits since December 31, 1998, were due primarily to the timing of benefit payments.

Since December 31, 1998, common stock and capital in excess of par value both increased due to new shares issued in connection with stock options exercised and ESSOP purchases. Treasury stock increased due to shares repurchased by the Company.

The Company paid down short-term debt by $2,178,000 since December 31, 1998 as cash generated by operations exceeded cash requirements for fixed asset additions and dividends.

As of March 31, 1999, the Company had approximately $39,800,000 of credit lines with domestic and foreign banks of which $12,137,000 was in use. This compares to $8,780,000 in use at March 31, 1998 and $14,315,000 at December 31, 1998. The
Company believes that the present lines of credit are adequate to meet operating requirements.


Results of Operations

Net sales for the first quarter of 1999 of $38,397,000 reflect a 14.6% increase over sales of $33,499,000 for the same period in 1998, primarily due to higher sales of both residential and commercial/industrial water meters. Gross margins decreased from 40.1% in the first quarter of 1998 to 38.5% in the first quarter of 1999. During 1998, the Company's water meter manufacturing facilities were operating at near-capacity levels, generating significant favorable variances. Manufacturing capacity was expanded through capital expenditures made during 1998 and 1999 to date, resulting in a return to more normal operating levels.

Selling, engineering and administrative costs increased 2.9% for the first quarter of 1999 compared to the same quarter in 1998 due to normal salary and expense increases. Interest expense increased between the periods due to higher debt balances, partially offset by lower interest rates. Also, interest related to the Milwaukee facility expansion was capitalized during the first quarter of 1998, but no such offset was made in 1999 due to completion of the expansion.

The effective tax rate for the first quarter of 1999 was estimated to be 38.5%, which is comparable to the same period in 1998.

Earnings for the first quarter of 1999 were $2,151,000, an increase of 34.7% over first quarter 1998 earnings of $1,597,000. This increase was due primarily to 14.6% higher sales (partially offset by lower margins) while the Company's selling, engineering and general expenses increased only 2.9%.

Other Matters

The Company is subject to contingencies relative to environmental laws and regulations. Currently, the Company is in the process of resolving issues relative to two landfill sites and litigation filed by the owner of property near one of the Company's plants, which alleges damage to property value by virtue of alleged spillage from past Company operations. Also, the Company is in the process of settling a suit alleging violation of Proposition 65, California's environmental regulation. The Company does not believe the ultimate resolution of these claims will have a material adverse effect on the Company's financial position or results of operations. Provision has been made for all known settlement costs. No other risks or uncertainties were identified that could have a material impact on operations and no long-lived assets have become permanently impaired in value.

                           Part II - Other Information


Item 6   Exhibits and Reports on Form 8-K
------   --------------------------------


(a)  Exhibits:

     (27.0)     Financial Data Schedule

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed for the three months ended March 31, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         BADGER METER, INC.



Dated:  April 21, 1999                 By /S/  Richard A. Meeusen
                                          -----------------------
                                          Richard A. Meeusen
                                          Vice President - Finance and Treasurer
                                          Chief Financial Officer





                                       By /S/  Beverly L.P. Smiley
                                          ------------------------
                                          Beverly L.P. Smiley
                                          Corporate Controller

                                  EXHIBIT INDEX


                                                                   Page Number


(27.0)     Financial Data Schedule