Form 10-Q
period 1999-06-30
BADGER METER INC
filed 1999-07-27
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ------------------

Commission File Number  1-6706
                       --------

                               BADGER METER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Wisconsin                                               39-0143280
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


4545 West Brown Deer Road, Milwaukee, Wisconsin                    53223
-----------------------------------------------                  ----------
   (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code             (414) 355-0400
                                                               --------------

                                      None
                   ----------------------------------------------
                   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                                   Outstanding at July 16, 1999
-----------------------------                     ----------------------------
Common Stock, $1.00 par value                               2,575,741

Class B Common Stock, $.10 par value                        1,072,086

                               BADGER METER, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I.  Financial Information:

   Item 1       Financial Statements:

                Consolidated Condensed Balance Sheets --
                June 30, 1999 and December 31, 1998                         3

                Consolidated Condensed Statements of Operations --
                Three and Six Months Ended June 30, 1999 and 1998           4

                Consolidated Condensed Statements of Cash Flows --
                Six Months Ended June 30, 1999 and 1998                     5

                Notes to Consolidated Condensed Financial Statements        6

   Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         7

Part II. Other Information:

   Item 4       Submission of Matters to a Vote of Security Holders         9

   Item 5       Market for Registrant's Common Equity and Related
                Stockholder Matters                                        10

   Item 6(a)    Exhibits                                                   10

   Item 6(b)    Reports on Form 8-K                                        10

   Exhibit Index                                                           12

                         Part I - Financial Information
                               BADGER METER, INC.

Item 1   Financial Statements

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                   Assets                       June 30,       December 31,
                                                                  1999            1998
                                                                --------       ------------
                                                               (Unaudited)
Current assets:
     Cash                                                       $    712       $  2,371
     Receivables                                                  20,972         19,814
     Inventories:
       Finished goods                                              4,585          5,270
       Work in process                                             9,183         10,089
       Raw materials and purchased parts                           7,484          7,044
                                                                --------       --------
         Total inventories                                        21,252         22,403

     Prepaid expenses                                              1,033          1,064
                                                                --------       --------
         Total current assets                                     43,969         45,652
Property, plant and equipment, at cost                            85,599         79,934
     Less accumulated depreciation                               (45,130)       (42,523)
                                                                --------       --------
                                                                  40,469         37,411
Intangible assets, at cost less accumulated amortization           1,354          1,452
Prepaid pension                                                    6,010          6,262
Deferred income taxes                                              2,938          2,930
Other assets                                                       3,619          3,238
                                                                --------       --------
Total assets                                                    $ 98,359       $ 96,945
                                                                ========       ========

                      Liabilities and Shareholders' Equity

Current liabilities:
     Short-term debt                                            $ 11,902       $ 14,315
     Payables                                                      9,653         10,174
     Accrued compensation and employee benefits                    5,212          5,521
     Other accrued liabilities                                     4,703          4,386
     Income and other taxes                                        1,450            480
                                                                --------       --------
         Total current liabilities                                32,920         34,876
Accrued non-pension postretirement benefits                        7,173          7,459
Other accrued employee benefits                                    4,389          4,162
Long-term debt                                                     2,844          2,600
Shareholders' equity:
     Common Stock                                                  3,432          3,392
     Class B Common Stock                                            107            111
     Capital in excess of par value                               13,301         12,732
     Reinvested earnings                                          42,945         39,198
     Less: Employee benefit stock                                 (2,595)        (2,606)
           Treasury stock, at cost                                (6,157)        (4,979)
                                                                --------       --------
         Total shareholders' equity                               51,033         47,848
                                                                --------       --------
Total liabilities and shareholders' equity                      $ 98,359       $ 96,945
                                                                ========       ========


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (Dollars in Thousands Except Share Amounts)
                                   (Unaudited)



                                          Three Months Ended                            Six Months Ended
                                               June 30,                                     June 30,
                                          ------------------                            -----------------

                                        1999               1998                       1999             1998
                                    -----------        -----------                -----------      -----------
Net sales                           $    38,512        $    36,430                $    76,909      $    69,929

Cost of sales                            23,042             22,163                     46,665           42,219
                                    -----------        -----------                -----------      -----------

Gross margin                             15,470             14,267                     30,244           27,710

Selling, engineering and
     administration                      10,635             10,530                     21,651           21,236
                                    -----------        -----------                -----------      -----------

Operating earnings                        4,835              3,737                      8,593            6,474

Interest expense                            228                104                        488              248
                                    -----------        -----------                -----------      -----------

Earnings before income taxes              4,607              3,633                      8,105            6,226

Provision for income taxes                1,773              1,338                      3,120            2,334
                                    -----------        -----------                -----------      -----------

Net earnings                        $     2,834        $     2,295                $     4,985      $     3,892
                                    ===========        ===========                ===========      ===========

Per share amounts:  *

   Earnings per share:
     Basic                          $       .77        $       .63                $      1.35      $      1.07
                                    ===========        ===========                ===========      ===========
     Diluted                        $       .73        $       .59                $      1.27      $      1.00
                                    ===========        ===========                ===========      ===========

   Dividends declared -
     Common Stock                   $       .18        $       .15                $       .36      $       .30
                                    ===========        ===========                ===========      ===========

   Dividends declared -
     Class B Common Stock           $       .16        $       .14                $       .32      $       .27
                                    ===========        ===========                ===========      ===========

   Shares used in computation of:
     Basic                            3,663,794          3,632,886                  3,684,441        3,622,874
     Impact of dilutive stock
       options                          237,881            269,990                    238,234          278,057
                                    -----------        -----------                -----------      -----------

     Diluted                          3,901,675          3,902,876                  3,922,675        3,900,931
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

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                            Six Months Ended
                                                                                June 30,
                                                                            ----------------
                                                                    1999                         1998
                                                                -----------                  -----------
Operating activities:
   Net earnings                                                 $     4,985                 $      3,892
   Adjustments to reconcile net
     earnings to net cash provided
     by (used for) operations:
       Depreciation                                                   3,044                        2,609
       Amortization                                                      98                           77
       Noncurrent employee benefits                                     204                          473
       Changes in:
         Receivables                                                 (1,158)                        (216)
         Inventory                                                    1,151                          904
         Current liabilities other than short-term debt                 457                         (534)
         Prepaid expenses and other                                      23                            4
                                                                -----------                 ------------
   Total adjustments                                                  3,819                        3,317
                                                                -----------                 ------------
Net cash provided by (used for) operations                            8,804                        7,209
                                                                -----------                 ------------

Investing activities:
   Property, plant and equipment                                     (6,102)                      (9,737)
   Other - net                                                         (381)                       1,271
                                                                -----------                 ------------
Net cash provided by (used for) investing activities                 (6,483)                      (8,466)
                                                                -----------                 ------------

Financing activities:
   Bank borrowings (repayments)                                      (2,169)                         181
   Dividends                                                         (1,238)                      (1,056)
   Stock options and ESSOP                                              642                        2,015
   Treasury stock transactions                                       (1,215)                        (678)
                                                                -----------                 ------------
Net cash provided by (used for)
   financing activities                                              (3,980)                         462
                                                                -----------                 ------------

Increase (decrease) in cash                                          (1,659)                        (795)
Beginning of year                                                     2,371                        1,055
                                                                -----------                 ------------
End of period                                                   $       712                 $        260
                                                                ===========                 ============

Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the period for:
     Income taxes                                               $     1,974                 $      2,178
                                                                ===========                 ============
     Interest                                                   $       517                 $        335
                                                                ===========                 ============


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at June 30, 1999 and the results of operations for the three and six-month periods ended June 30, 1999 and 1998 and the cash flows for the six-month periods ended June 30, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1998 data to conform to the 1999 presentation.

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

3. During the six months ended June 30, 1999, the Company repurchased 35,436 shares of common stock for an aggregate purchase price of $1,215,000.

4. The Company continues to address the year 2000 software issues as discussed in the Company's Annual Report to Shareholders for the year ended December 31, 1998. Many systems have already been updated while other systems are in process. All remaining upgrades are expected to be completed during the third quarter of 1999 and management does not expect to incur any significant costs in excess of normal software upgrade costs. Testing has begun and will continue until the implementation is complete. If the Company and its vendors do not properly address this issue, the Company could incur additional transaction processing costs and there could be interruptions in the Company's supply chain, resulting in increased costs as the Company obtains alternate vendors. However, the Company does not expect to have any significant problems with its products, systems or vendors as a result of this issue.

5. The various trusts of the Wright Family Voting Trust ("WFVT") continue to sell Company common stock for diversification purposes. The WFVT released for sale 34,984 shares in 1995, 38,850 shares in 1996, 21,400 shares in 1997, 49,450 shares in 1998 and 30,494 shares through the period ended June 30, 1999. The WFVT has indicated that these trusts presently intend to continue diversifying in the future. The Company does not have a commitment to purchase any of these shares.

6. In the ordinary course of business, the Company enters into various material purchase agreements with its vendors, some of which contain minimum purchase quantity commitments extending beyond one year. Future purchase commitments are not expected to exceed normal usage requirements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Receivables as of June 30, 1999 increased 5.8%, or $1,158,000, from the December 31, 1998 balance primarily due to the increased sales. Inventories decreased 5.1% as efficient inventory management offset increased production requirements. Property, plant and equipment (at cost) increased $5,665,000 in connection with completion of the Milwaukee facility expansion and remodeling plus other equipment purchases. Prepaid pension decreased $252,000 since December 31, 1998, due to the recording of normal pension expense with no funding payments required due to the overfunded status of the plan.

Payables decreased $521,000 since December 31, 1998 due to timing of payments. Income and other taxes payable increased $970,000 due to the timing of estimated tax payments and a higher tax rate for 1999 compared to 1998. Changes in accrued non-pension postretirement benefits and other accrued employee benefits since December 31, 1998, were primarily due to the timing of benefit payments. Long-term debt increased $244,000 due to the addition of a capital lease during the second quarter of 1999.

Since December 31, 1998, common stock and capital in excess of par value both increased due to new shares issued in connection with stock options exercised and ESSOP purchases. Treasury stock increased due to shares repurchased by the Company.

The Company paid down short-term debt by $2,413,000 since December 31, 1998 as cash generated by operations exceeded cash requirements for fixed asset additions, dividends and stock repurchases.

As of June 30, 1999, the Company had approximately $39,300,000 of credit lines with domestic and foreign banks of which $11,902,000 was in use. This compares to $11,557,000 in use at June 30, 1998 and $14,315,000 at December 31, 1998. The
Company believes that the present lines of credit are adequate to meet operating requirements.


Results of Operations

Net sales for the second quarter of 1999 of $38,512,000 reflect a 5.7% increase over the second quarter of 1998. For the six-month period ended June 30, 1999, sales of $76,909,000 represented a 10% increase over the first six months of 1998. These increases were primarily due to higher unit sales of both residential and commercial/industrial water meters, which offset lower sales of valves and automotive fluid meters. The increases also represent higher international sales of water meters, primarily into Mexico.

Gross margins increased from 39.2% in the second quarter of 1998 to 40.2% in the second quarter of 1999 due to favorable pricing and product mix offsetting higher manufacturing capacity costs. The six-month margins for 1999 were 39.3%, down from 39.6% for the first six months of 1998 due to the higher manufacturing capacity costs in the first quarter of 1999.

Selling, engineering and administrative costs increased only 1.0% for the second quarter of 1999 compared to the same quarter in 1998, and 2.0% for the six-month period, due to cost controls offsetting normal personnel and expense increases. Interest expense increased between the periods due to higher debt balances, including debt associated with the increased ESSOP loan. Also, interest related to the Milwaukee facility expansion was capitalized during 1998, but no such offset was made in 1999 due to completion of the expansion.

The effective tax rates for both the quarter and six-month periods of 1999 were estimated to be 38.5%, which is higher than the 1998 rates due to favorable tax credits in 1998 and impacts of foreign tax rates.

Earnings for the second quarter of 1999 were $2,834,000, an increase of 23.5% over second quarter 1998 earnings of $2,295,000. This increase was primarily due to the increases in sales and improved margins, while the Company's selling, engineering and administration expenses increased only 1%. For the six-month periods, the 28.1% increase in net earnings was primarily due to the 10% increase in sales, while selling, engineering and administration expenses only increased 2%.

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

                           Part II - Other Information


Item 4   Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of Shareholders was held April 23, 1999.

(b) 1. The following table represents the aggregate votes related to the election of directors:


                                                                      Votes          Votes
         NAME                                                          FOR          WITHHELD        Not Voted
         ----                                                         -----         --------        ---------
         DIRECTORS ELECTED TO THREE-YEAR
         TERMS EXPIRING AT 2002 ANNUAL MEETING
         James L. Forbes                                            12,628,832       11,834          766,518
         Charles F. James, Jr.                                      12,628,950       11,716          766,518
         John J. Stollenwerk                                        12,629,240       11,426          766,518
         James O. Wright, Jr.                                       12,629,351       11,315          766,518

         DIRECTOR ELECTED TO A TWO-YEAR TERM EXPRING AT THE 2001
         ANNUAL MEETING
         Robert D. Belan                                            12,627,998       12,668          766,518


         2. DIRECTORS CONTINUING IN OFFICE WITH TERMS EXPIRING AT THE 2000 ANNUAL MEETING
              James O. Wright
              Robert M. Hoffer
              Andrew J. Policano

         3. DIRECTORS CONTINUING IN OFFICE WITH TERMS EXPIRING AT THE 2001 ANNUAL MEETING
              Kenneth P. Manning
              Donald J. Schuenke
              Pamela B. Strobel

(c)      1.   Proxies were solicited to restate the Restated Articles of
              Incorporation to (i) provide that all outstanding shares of Class
              B Common Stock will automatically be converted into shares of Common Stock on a share-for-share basis upon the closing of a public offering of Common Stock with gross proceeds to the Company of not less than $20,000,000 (a "Qualified Public Offering"); (ii) provide that Section 180.1150 of the Wisconsin Business
              Corporation Law will become applicable to the Company upon the closing of a Qualified Public Offering; and (iii) eliminate certain provisions of the Restated Articles relating to the initial issuance of the Class B Common Stock in 1986 that are no longer relevant. There was no solicitation in opposition to these amendments. The restating of the Restated Articles required the affirmative vote of a majority of the votes entitled to be cast at the meeting by the holders of Common Stock and holders of Class B
              Common Stock, each voting separately as a class, as well as the affirmative vote of a majority of the votes entitled to be cast at the meeting by all shareholders voting together as a single class.
              The proposal passed with 75% of the votes of holders of Common
              Stock, 95.4% of the votes of holders of Class B shares, and a combined vote of 91.4% of the total votes entitled to be cast at the meeting. As of the record date, February 26, 1999, the total number of votes represented by shares of Common Stock and Class B
              Common Stock was 13,405,624. The following table represents the aggregate votes cast on the restatement proposal:

                                                      Votes               Votes             Votes            Broker
                                                       FOR               AGAINST           ABSTAIN          NON-VOTES
                                                      -----              -------           -------          ---------
              Common Stock                           1,941,173            18,643           27,617            335,273
              Class B Common Stock                  10,317,960                 0                0                  0
              Common and Class B
              Voting as a Single Class              12,259,133            18,643           27,617            335,273


              2. Proxies were solicited for the adoption of the Badger Meter, Inc. 1999 Stock Option Plan. There were no solicitations in opposition to the proposed adoption of the plan, and the plan was adopted with 98.8% votes in favor of its adoption. The following table represents the aggregate votes related to the adoption of the stock option plan:


                                                      Votes               Votes             Votes
                                                       FOR               AGAINST           ABSTAIN
                                                      -----              -------           -------
                                                    12,468,263           112,953            31,618


(d) Not applicable.


Item 5   Market for Registrant's Common Equity and Related Stockholder Matters

A shareholder wishing to include a proposal pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), in the proxy statement for the 2000 Annual Meeting of Shareholders must forward the proposal to the company by November 23,1999. In addition, a shareholder who otherwise intends to present business at the 2000 Annual Meeting (including nominating persons for election as directors) must comply with the requirements set forth in the Company's Restated By-laws. Among other things, to bring business before an annual meeting, a shareholder must give written notice thereof, complying with the Restated By-laws, to the Secretary of the Company not less than 60 days and not more than 90 days prior to the second Saturday in the month of April (subject to certain exceptions if the annual meeting is advanced or delayed a certain number of days). Accordingly, if the Company does not receive notice of a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 prior to February 8, 2000, then the notice will be considered untimely and the Company will not be required to present such proposal at the 2000 Annual Meeting. If the Board of Directors chooses to present such proposal at the 2000 Annual Meeting, then the persons named in the proxy solicited by the Board of Directors for the 2000 Annual Meeting may exercise discretionary voting power with respect to such proposal.


Item 6   Exhibits and Reports on Form 8-K

(a)   Exhibits:

      (3.0) (i)  Articles of Incorporation
      (3.0) (ii) By-laws
      (27.0)     Financial Data Schedule

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K filed for the three months ended June 30, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                    BADGER METER, INC.



Dated:  July 27, 1999                               By /S/  Richard A. Meeusen
                                                       -----------------------
                                                       Richard A. Meeusen
                                                       Vice President - Finance
                                                       and Treasurer
                                                       Chief Financial Officer





                                                    By /S/  Beverly L.P. Smiley
                                                       -------------------------
                                                       Beverly L.P. Smiley
                                                       Corporate Controller

                                  EXHIBIT INDEX


                                                                 Page Number

(3.0) (i)      Articles of Incorporation                             13

(3.0) (ii)     By-laws                                               20

(27.0)         Financial Data Schedule