Form 10-Q
period 1999-09-30
BADGER METER INC
filed 1999-11-12
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to


Commission File Number  1-6706

                               BADGER METER, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Wisconsin                                        39-0143280
       ---------                                        ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


4545 West Brown Deer Road, Milwaukee, Wisconsin           53223
------------------------------------------------          -----
  (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code    (414) 355-0400
                                                      --------------

                                      None
              ------------------------------------------------------
             (Former name, former address and former fiscal year, if
             changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



       Class                                  Outstanding at October 15, 1999
-----------------------------                 -------------------------------

Common Stock, $1.00 par value                         3,348,335

                               BADGER METER, INC.

                                      INDEX




                                                                                                 Page No.
Part I.  Financial Information:

   Item 1       Financial Statements:

                Consolidated Condensed Balance Sheets - -
                September 30, 1999 and December 31, 1998                                             3

                Consolidated Condensed Statements of Operations - -
                Three and Nine Months Ended September 30, 1999 and 1998                              4

                Consolidated Condensed Statements of Cash Flows - -
                Nine Months Ended September 30, 1999 and 1998                                        5

                Notes to Consolidated Condensed Financial Statements                                 6

   Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                  7

Part II. Other Information:

   Item 6(a)    Exhibits                                                                             10

   Item 6(b)    Reports on Form 8-K                                                                  10

   Exhibit Index                                                                                     12


                      Part I - Financial Information
                               BADGER METER, INC.

Item 1   Financial Statements

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                               Assets          September 30,  December 31,
                                                               ------              1999          1998
                                                                                   ----          ----
                                                                                (Unaudited)

Current assets:
     Cash                                                                        $     918       $   2,371
     Receivables                                                                    22,713          19,814
     Inventories:
       Finished goods                                                                4,941           5,270
       Work in process                                                               8,603          10,089
       Raw materials and purchased parts                                             7,111           7,044
                                                                                 ---------       ---------
         Total inventories                                                          20,655          22,403

     Prepaid expenses                                                                1,330           1,064
                                                                                 ---------       ---------
         Total current assets                                                       45,616          45,652
Property, plant and equipment, at cost                                              87,716          79,934
     Less accumulated depreciation                                                 (46,470)        (42,523)
                                                                                 ---------       ---------
                                                                                    41,246          37,411
Intangible assets, at cost less accumulated amortization                             1,121           1,452
Prepaid pension                                                                      5,884           6,262
Deferred income taxes                                                                2,927           2,930
Other assets                                                                         4,478           3,238
                                                                                 ---------       ---------
Total assets                                                                     $ 101,272       $  96,945
                                                                                 =========       =========

                                       Liabilities and Shareholders' Equity
                                       ------------------------------------
Current liabilities:
     Short-term debt                                                             $   9,044       $  14,287
     Current portion long-term debt                                                  5,172              28
     Payables                                                                       10,084          10,174
     Accrued compensation and employee benefits                                      5,739           5,521
     Other accrued liabilities                                                       4,579           4,386
     Income and other taxes                                                          1,283             480
                                                                                 ---------       ---------
         Total current liabilities                                                  35,901          34,876
Accrued non-pension postretirement benefits                                          7,092           7,459
Other accrued employee benefits                                                      4,564           4,162
Long-term debt                                                                      12,377           2,600
Shareholders' equity:
     Common Stock                                                                    4,519           3,392
     Class B Common Stock                                                                0             111
     Capital in excess of par value                                                 12,733          12,732
     Reinvested earnings                                                            44,758          39,198
     Less: Employee benefit stock                                                   (2,589)         (2,606)
           Treasury stock, at cost                                                 (18,083)         (4,979)
                                                                                 ---------       ---------
         Total shareholders' equity                                                 41,338          47,848
                                                                                 ---------       ---------
Total liabilities and shareholders' equity                                       $ 101,272       $  96,945
                                                                                 =========       =========



     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (Dollars in Thousands Except Share Amounts)
                                   (Unaudited)



                                          Three Months Ended                 Nine Months Ended
                                             September 30,                     September 30,
                                             -------------                     -------------
                                           1999           1998             1999             1998
                                           ----           ----             ----             ----

Net sales                              $   37,551      $   39,370      $  114,460      $  109,299

Cost of sales                              22,660          23,627          69,325          65,846
                                       ----------      ----------      ----------      ----------

Gross margin                               14,891          15,743          45,135          43,453

Selling, engineering and
     administration                        10,602          11,754          32,253          32,990
                                       ----------      ----------      ----------      ----------

Operating earnings                          4,289           3,989          12,882          10,463

Interest expense                              354              99             842             347
                                       ----------      ----------      ----------      ----------

Earnings before income taxes                3,935           3,890          12,040          10,116

Provision for income taxes                  1,515           1,486           4,635           3,820
                                       ----------      ----------      ----------      ----------

Net earnings                           $    2,420      $    2,404      $    7,405      $    6,296
                                       ==========      ==========      ==========      ==========

Per share amounts:*

   Earnings per share:
     Basic                             $      .70      $      .66      $     2.08      $     1.74
                                       ==========      ==========      ==========      ==========
     Diluted                           $      .65      $      .62      $     1.95      $     1.61
                                       ==========      ==========      ==========      ==========

   Dividends declared -
     Common Stock                      $      .18      $      .15      $      .54      $      .45
                                       ==========      ==========      ==========      ==========

   Dividends declared -
     Class B Common Stock              $      .00      $      .14      $      .32      $      .41
                                       ==========      ==========      ==========      ==========

   Shares used in computation of:
     Basic                              3,471,997       3,630,008       3,562,166       3,624,776
     Impact of dilutive stock
       options                            236,278         246,364         238,271         277,620
                                       ----------      ----------      ----------      ----------

     Diluted                            3,708,275       3,876,372       3,800,437       3,902,396
                                       ==========      ==========      ==========      ==========



* Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not necessarily equal the total for the year. All of the outstanding Class B Common Stock was converted to Common Stock on August 17, 1999.

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                         -------------
                                                                                      1999           1998
                                                                                      ----           ----
Operating activities:
   Net earnings                                                                     $  7,405       $  6,296
   Adjustments to reconcile net
     earnings to net cash provided
     by (used for) operations:
       Depreciation                                                                    4,418          3,600
       Amortization                                                                      140            126
       Noncurrent employee benefits                                                      430            744
       Deferred income taxes                                                               0              0
       Changes in:
         Receivables                                                                  (2,899)        (3,270)
         Inventory                                                                     1,748           (300)
         Current liabilities other than short-term debt                                1,124          5,505
         Prepaid expenses and other                                                     (263)            (9)
                                                                                    --------       --------
   Total adjustments                                                                   4,698          6,396
                                                                                    --------       --------
Net cash provided by (used for) operations                                            12,103         12,692
                                                                                    --------       --------

Investing activities:
   Property, plant and equipment                                                      (8,253)       (13,980)
   Other - net                                                                        (1,049)         1,774
                                                                                    --------       --------
Net cash provided by (used for) investing activities                                  (9,302)       (12,206)
                                                                                    --------       --------

Financing activities:
   Net increase (decrease) short-term debt                                            (5,533)            70
   Issuance of long-term debt                                                         15,000              0
   Repayments of long-term debt                                                          211           (147)
   Dividends                                                                          (1,845)        (1,583)
   Stock options and ESSOP                                                             1,017          2,150
   Treasury stock transactions                                                       (13,104)        (1,192)
                                                                                    --------       --------
Net cash provided by (used for)
   financing activities                                                               (4,254)          (702)
                                                                                    --------       --------

Increase (decrease) in cash                                                           (1,453)          (216)
Beginning of year                                                                      2,371          1,055
                                                                                    --------       --------
End of period                                                                       $    918       $    839
                                                                                    ========       ========

Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the period for:
     Income taxes                                                                   $  4,189       $  4,433
                                                                                    ========       ========
     Interest (1998 includes $208,000 of interest                                   $    819       $    520
        capitalized during facility construction)                                   ========       ========



     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at September 30, 1999 and the results of operations for the three and nine-month periods ended September 30, 1999 and 1998 and the cash flows for the nine-month periods ended September 30, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1998 data to conform to the 1999 presentation.

2. The consolidated condensed balance sheet at December 31, 1998, was derived from amounts included in the Annual Report to Shareholders which was incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1998. Refer to the footnotes in those reports for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as discussed below and as a result of normal transactions in the interim.

3. In August of 1999, the Company borrowed $15,000,000 of long-term, unsecured debt from a local bank. The debt bears interest at 7.15% and is due in monthly installments through August, 2002. Principal payments total $1,519,000 for 1999, $4,756,000 for 2000, $5,115,000 for 2001 and
     $3,610,000 for 2002.

     The proceeds of the debt were used to retire short-term debt and to repurchase 303,914 shares of the Company's common stock for $11,200,000. The stock was repurchased from certain trusts for the benefit of the Wright family and from one current and one retired officer of the Company. Including all transactions, the Company repurchased a total of 358,185 shares of common stock for an aggregate purchase price of $13,047,000 during the nine months ended September 30, 1999.

     In addition, the Wright Family Voting Trust and certain other trusts converted all of their Class B common stock to common stock. As a result, all Class B stock, for a total of 1,072,086 shares, converted on a share-for-share basis into common stock, leaving the Company with only one class of stock. In connection with the stock repurchase, the Wright Family Voting Trust was dissolved.

4. The Company entered into change of control contracts with seven corporate officers and five business unit officers.

5. The Company continues to address the year 2000 software issues as discussed in the Company's Annual Report to Shareholders for the year ended December 31, 1998. All systems have been updated but system testing continues. Management does not expect to incur any significant costs in excess of normal software upgrade costs. If the Company and its vendors do not properly address this issue, the Company could incur additional transaction processing costs and there could be interruptions in the Company's supply chain, resulting in increased costs as the Company obtains alternate vendors. However, the Company does not expect to have any significant problems with its products, systems or vendors as a result of this issue.

6. In the ordinary course of business, the Company enters into various material purchase agreements with its vendors, some of which contain minimum purchase quantity commitments extending beyond one year. Future purchase commitments are not expected to exceed normal usage requirements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Receivables as of September 30, 1999 increased 14.6%, or $2,899,000, from the December 31, 1998 balance primarily due to the increased sales for the third quarter of 1999 compared to the fourth quarter of 1998. Inventories decreased 7.8% as efficient inventory management offset increased production requirements. Property, plant and equipment (at cost) increased $7,782,000 in connection with completion of the Milwaukee facility expansion and remodeling plus other equipment purchases. Prepaid pension decreased $378,000 since December 31, 1998, due to the recording of normal pension expense with no funding payments required due to the overfunded status of the plan.

The decrease in intangible assets of $331,000 and the related increase in other assets of $1,240,000 were due primarily to the sale of the Company's natural gas instrumentation product line during the third quarter of 1999. The sale included patents, inventory and some fixed assets, in return for a long-term receivable included in other assets. There was no gain or loss recorded as a result of the sale.

Income and other taxes payable increased $803,000 due to the timing of estimated tax payments and a higher tax rate for 1999 compared to 1998. Changes in accrued non-pension postretirement benefits and other accrued employee benefits since December 31, 1998, were primarily due to the timing of benefit payments. Long-term debt and the current maturities of long-term debt increased $14,921,000 primarily due to the $15,000,000 of new borrowing in August, 1999 as discussed in the Notes to Consolidated Condensed Financial Statements.

Since December 31, 1998, common stock and capital in excess of par value both increased due to new shares issued in connection with stock options exercised and ESSOP purchases. Treasury stock increased due to shares repurchased by the Company as discussed in the Notes to Consolidated Condensed Financial Statements.

The Company paid down short-term debt by $5,243,000 since December 31, 1998, using a portion of the proceeds of the new long-term debt and using cash generated by operations, which exceeded cash requirements for fixed asset additions and dividends.

As of September 30, 1999, the Company had approximately $56,500,000 of credit lines with domestic and foreign banks of which $26,247,000 was in use. This compares to $11,315,000 in use at September 30, 1998 and $14,315,000 at December 31, 1998. The Company believes that the present lines of credit are adequate to meet operating requirements.

Results of Operations

Net sales for the third quarter of 1999 of $37,551,000 reflect a 4.6% decrease over the third quarter of 1998. This decrease was primarily due to lower sales of certain industrial flow meters and valves due to a softening of the industrial markets, and lower sales of residential water meters. There were significant shipments of residential water meters in the third quarter of 1998 in connection with the City of Philadelphia project, which was completed in early 1999 and therefore impacted the quarter-to-quarter comparison. Also, there were no shipments in the third quarter of 1999 for a large metering program for the City of Houston. However, management believes that this project will continue.

For the nine-month period ended September 30, 1999, sales of $114,460,000 represented a 4.7% increase over the first nine months of 1998. This increase was primarily due to higher unit sales of both residential and commercial/industrial water meters, which offset lower sales of valves and industrial flow meters.

Gross margins remained relatively flat, at 39.7% for the third quarter of 1999 compared to 40.0% for the third quarter of 1998 and 39.4% for the first nine months of 1999 compared to 39.8% for the same period in 1998. The slight decreases were due primarily to product mix.

 Selling, engineering and administrative costs decreased 9.8% for the third quarter of 1999 compared to the same quarter in 1998 due primarily to lower incentive and environmental accruals. For the nine-month periods, the 2.2% decrease was due to these same factors, but partially offset by normal personnel and expense increases. Interest expense increased between the periods due to higher debt balances, including debt associated with the increased ESSOP loan and the August, 1999 long-term debt. Also, interest related to the Milwaukee facility expansion was capitalized during 1998, but no such offset was made in 1999 due to completion of the expansion.

The effective tax rates for both the quarter and nine-month periods of 1999 were estimated to be 38.5%, which is slightly higher than the 1998 rates due to favorable tax credits in 1998 and impacts of foreign tax rates.

Earnings for the third quarter of 1999 were $2,420,000, an increase of .7% over third quarter 1998 earnings of $2,404,000. These relatively flat earnings were due primarily to lower sales revenues and margins and higher interest expense, offset by lower selling, engineering and administration expenses. For the nine-month periods, the 17.6% increase in net earnings was primarily due to the 4.7% increase in sales, while selling, engineering and administration expenses decreased 2.2%.

Basic and diluted earnings per share both increased substantially more than the increases in net earnings for both the quarter and nine-month periods. This was primarily due to the August, 1999 stock repurchase discussed in the Notes to Consolidated Condensed Financial Statements.


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

The Company has an alliance and distribution agreement with Itron, Inc. ("Itron") and a product license agreement with CellNet Data Systems, Inc. ("CellNet"). Under these agreements, the Company has developed, and is continuing to develop, products with compatible radio-frequency communication technology. Both the Itron and CellNet systems utilize frequencies that are licensed by the Federal Communications Commission ("FCC"). During the third quarter of 1999, the FCC issued a Notice of Proposed Rule Making which stated that new applications for the use of these frequencies will not be accepted. This notification has no impact on existing licenses. Although both Itron and CellNet are seeking resolution of this issue, both companies have indicated that they may experience delays in projects and related revenues. The uncertainty associated with this issue will prevent Badger Meter from selling Itron and CellNet sytems to new customers until the issue is resolved. Management is unable to estimate the amount or duration of the impact. It should be noted, however, that this FCC action has no impact on the Company's TRACE(R) automated meter reading systems, which utilize a different frequency.

On September 9, 1999, a fire at one of the Company's major vendors damaged a significant amount of equipment used in the production of most of the Company's meter castings. A portion of Badger's requirements is being supplied through the use of alternate equipment that was not damaged by the fire. The vendor is working to rebuild the facility and equipment. Although the fire did not have a significant impact on third quarter sales due to the availability of inventory, management believes that there may be some impact on fourth quarter sales. The Company carries business interruption insurance, which specifically addresses this situation. However, at this time, management is unable to estimate the amount of any potential sales loss or potential insurance recovery.

Forward Looking Statements

Certain statements in this report, as well as other information provided from time to time by the Company or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words "anticipate," "believe," "estimate," "expect," "think," and "objective" or similar expressions are intended to identify forward looking statements. The forward looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things: the success or failure of new product offerings; the actions of competitors and alliance partners; changes in domestic conditions, including housing starts; changes in foreign economic conditions, including currency fluctuations; changes in laws and regulations; changes in customer demand and fluctuations in the prices of and availability of purchased raw materials and parts. Some or all of those factors are beyond the Company's control.

                           Part II - Other Information


Item 6   Exhibits and Reports on Form 8-K

(a) Exhibits:

    (3.0) (i)  Restated Articles of Incorporation
    (10.0)     Material Contracts
    (27.0)     Financial Data Schedule

(b) Reports on Form 8-K:

    A current report on Form 8-K, dated August 17, 1999, reporting under Item 1 "Changes in Control of Registrant" the conversion of outstanding Class B Common Stock to Common Stock and the repurchase of Common Stock from various trusts and individuals.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       BADGER METER, INC.



Dated:  October 26, 1999            By /S/  Richard A. Meeusen
                                       ---------------------------------------
                                       Richard A. Meeusen
                                       Vice President - Finance and Treasurer
                                       Chief Financial Officer





                                    By /S/  Beverly L.P. Smiley
                                       ---------------------------------------
                                       Beverly L.P. Smiley
                                       Corporate Controller

                                  EXHIBIT INDEX


                                                           Page Number


(3.0)(i)   Restated Articles of Incorporation                  13

(10.0)     Material Contracts                                  15

(27.0)     Financial Data Schedule