Form 10-K405
period 1999-12-31
BADGER METER INC
filed 2000-03-29
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended DECEMBER 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to
                               ------------  ------------

Commission file number         1-6706

                               BADGER METER, INC.
               (Exact name of registrant as specified in charter)

       WISCONSIN                                         39-0143280
(State of Incorporation)                    (I.R.S. Employer Identification No.)

4545 W. BROWN DEER ROAD
MILWAUKEE, WISCONSIN                                                 53223
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  414 - 355-0400

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of class:                                         on which registered:
COMMON STOCK                                            AMERICAN STOCK EXCHANGE
COMMON SHARE PURCHASED RIGHTS                           AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:       NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                     --   --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $88,952,851 as of February 29, 2000. At February 29, 2000, the registrant had 3,355,876 shares of Common Stock outstanding.

                      Documents Incorporated by Reference:

         Parts I and II incorporate information by reference from the company's 1999 Annual Report to Shareholders.

         Part III incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 2000 [to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year].

                                     Part I


Item 1.     Business

            Badger Meter, Inc. (the "company") is a marketer and manufacturer of products, and a provider of services, using flow measurement and control technologies serving markets worldwide. The company was incorporated in 1905.

                              Markets and Products

            The company's products are sold to water utilities, original equipment manufacturers and various industrial customers primarily operating in the following markets: water, wastewater and process waters; energy and petroleum; food and beverage; pharmaceutical; chemical; and concrete.

            The company has five major product lines: residential and commercial/industrial water meters (with related technologies), automotive fluid meters, small precision valves and industrial process meters. Water meters and related systems produce the majority of the company's sales. A "water meter system" generally consists of a water meter, a register (some with an interface technology for communicating the reading), a packaging system and the monitoring or computerized management system used to collect and relay the reading.

            The company's products are primarily manufactured in the company's Milwaukee, Wisconsin, Tulsa, Oklahoma and Rio Rico, Arizona facilities. Products are also assembled in facilities in Nogales, Mexico. Assembly and some light manufacturing are done in the Stuttgart, Germany facility.

            Badger Meter's products are sold throughout the world through various distribution channels including direct sales representatives, distributors and independent sales representatives. There is only a moderate seasonal impact on sales, primarily relating to slightly higher sales of certain utility products during the spring and summer months. No single customer accounts for more than 10% of the company's sales.

                                   Competition

            There are several competitors in each of the markets in which the company sells its products, and the competition varies from moderate to intense. Major competitors include Sensus Technologies, Inc., Schlumberger Industries, Inc. and ABB-Kent Meters, Inc. A number of the company's competitors in certain markets have greater financial resources. The company believes it currently provides the leading technology in certain types of automated and automatic water meter systems and high precision valves. As a result of significant research and development activities, the company enjoys favorable patent positions for several of its products.

                                     Backlog

            The dollar amount of the company's total backlog of unshipped orders at December 31, 1999 and 1998 was $24,985,000 and $32,290,000, respectively.
Substantially, the entire December 31, 1999 backlog is expected to be shipped in 2000. The December 31, 1999 decrease in the company's backlog was partially due to the 1999 completion of the City of Philadelphia order, which was the largest domestic automatic meter reading project implementation to date. In addition, orders during the second half of 1999 were impacted by several factors: a freeze on radio frequency licenses by the Federal Communications Commission (which was lifted at the end of 1999 but still impacted new orders in the fourth quarter), a decrease in orders for industrial meters and valves due to changing market conditions, and reduced orders due to longer delivery times caused by a September 1999 fire at the facility of one of the company's principal vendors. This lower backlog and the aforementioned related factors may have an impact on first quarter sales in 2000.

                                  Raw Materials

            Raw materials used in the manufacture of the company's products include metal or alloys (such as bronze, aluminum, stainless steel, cast iron, brass and stellite), plastic resins, glass, microprocessors and other electronic subassemblies. There are multiple sources for these raw materials, but the company purchases some bronze castings and certain electronic subassemblies from single suppliers. The company believes these items would be available from other sources, but that the loss of its current suppliers would result in higher cost of materials, delivery delays, short-term increases in inventory and higher quality control costs. Prices may also be affected by world commodity markets.




                            Research and Development

              Expenditures for research and development activities relating to the development of new products, the improvement of existing products and manufacturing process improvements were $5,971,000 during 1999, as compared to $6,105,000 during 1998 and $4,397,000 during 1997. Research and development activities are primarily sponsored by the company. The company also engages in some joint research and development with other companies.

                                Intangible Assets

              The company owns or controls many patents, trademarks, tradenames and license agreements, in the United States and other countries, related to its products and technologies. No single patent, trademark, tradename or license is material to the company's business as a whole.

                            Environmental Protection

              The company is subject to contingencies relative to compliance with Federal, State and local provisions and regulations relating to the protection of the environment. Currently the company is in the process of resolving issues relative to two landfill sites. Also, the company is in the process of settling a suit alleging a violation of Proposition 65, California's environmental regulation (see Item 3). The company does not believe the ultimate resolution of any of these claims will have a material adverse effect on the results of operations. Expenditures during 1999 and 1998 for compliance with environmental control provisions and regulations were not material and the company does not anticipate any material future expenditures.

              To insure compliance with environmental regulations at company sites, the Board of Directors has established a Compliance Committee that monitors the company's compliance with various regulatory authorities in regard to environmental matters, among other things.

                                    Employees

              The company and its subsidiaries employed 989 persons at December 31, 1999, of which 251 employees are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The company is currently operating under a four-year contract with the union, which expires on October 31, 2000. The company has good relations with the union and all of its employees.

                       Foreign Operations and Export Sales

              The company has distributors and sales representatives throughout the world. Additionally, the company has a sales, assembly, light manufacturing and distribution facility in Stuttgart, Germany, sales and customer service offices in Mexico City and Singapore, and two assembly facilities in Nogales, Mexico. The company exports products manufactured in Milwaukee, WI, Tulsa, OK, and Rio Rico, AZ.

              Information about the company's foreign operations and export sales is included in Note 10 in the Notes to Consolidated Financial Statements of the company's 1999 Annual Report to Shareholders and such information is incorporated herein by reference.

                  Financial Information about Industry Segments

              The company operates in one industry segment as a marketer and manufacturer of various flow measurement and control products.

Item 2.       Properties

              The principal facilities utilized by the company at December 31, 1999, are listed below. Except as indicated, the company owns all of such facilities in fee simple.


                                                                                       Approximate Area
Location                                Principal Use                                  (Square Feet)
--------                                -------------                                  -------------
Milwaukee, Wisconsin                    Manufacturing and offices                       323,000
Tulsa, Oklahoma                         Manufacturing and offices                        77,500  (1)
Rio Rico, Arizona                       Manufacturing and offices                        36,000
Nogales, Mexico                         Assembly, manufacturing and offices              41,700  (2)
Nogales, Mexico                         Assembly, manufacturing and offices              18,350  (3)
Stuttgart, Germany                      Assembly, manufacturing and offices              23,000  (4)



(1)  Includes 18,000 sq. ft. leased facility.  Lease term expires June 30, 2000.
(2)  Leased facility.  Lease term expires January 31, 2002.
(3)  Leased facility.  Lease term expires October 31, 2002.
(4)  Leased facility.  Lease term expires December 31, 2005.

              In addition to the foregoing facilities, the company leases several sales offices. The company believes that its facilities are generally well maintained and have sufficient capacity for its current needs. In 1999, the company completed the construction of a 67,000 square foot addition to its Milwaukee, Wisconsin facility. The addition houses a new engineering laboratory, design facility, offices and expanded manufacturing operations, which address future capacity requirements.

Item 3.       Legal Proceedings

              There are currently no material legal proceedings pending with relation to the company, except as discussed below.

              In February, 1997, the company, along with other major manufacturers of water meters, was named as a defendant in a California lawsuit filed by the Natural Resources Defense Council. The lawsuit claims that the meter manufacturers are violating the standards established by California's Proposition 65 by selling bronze water meters in California that allegedly leach lead in excess of the Proposition 65 limits. The lawsuit has been resolved with the plaintiffs and will be scheduled for approval by the court in May 2000, following a notice period providing water utilities with an opportunity to object to the terms of the settlement. The terms and conditions of the settlement do not have a material adverse effect on the results of operations.

Item 4.        Submission of Matters to a Vote of Security Holders

               No matters were submitted to a vote of the company's shareholders during the quarter ended December 31, 1999.

                        Executive Officers of the Company

              The following table sets forth certain information regarding the executive officers of the company.


                                                                                          Age at
Name                                        Position                                    2/29/2000
----                                        --------                                    ---------
James L. Forbes                             Chairman and Chief                               67
                                            Executive Officer

Robert D. Belan                             President and Chief Operating Officer            59

William H. Vander Heyden                    Vice President - Industrial                      63

Robert M. Bullis                            Vice President - Operations                      50

Ronald H. Dix                               Vice President - Administration                  55
                                            and Human Resources

Deirdre C. Elliott                          Vice President - Corporate Counsel               43
                                            and Secretary

Wayne J. Fleischmann                        Vice President - Residential Products            46

Richard A. Meeusen                          Vice President - Finance, Treasurer and          45
                                            Chief Financial Officer

William H. Oberleitner                      Vice President - Sales                           65

Beverly L.P. Smiley                         Vice President - Controller                      50

Theodore N. Townsend                        Vice President - International                   55

Dennis J. Webb                              Vice President - Engineering and Quality         52

Daniel D. Zandron                           Vice President - Commercial and                  51
                                            Industrial Products

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

              Mr. Forbes was elected Chairman and Chief Executive Officer in April 1999. Prior to that date, Mr. Forbes served as President and Chief Executive Officer for more than five years.

              Mr. Belan was elected President and Chief Operating Officer in April 1999. Mr. Belan served as Executive Vice President from April 1998 to April 1999. From 1992 to 1998, Mr. Belan served as Vice President - Utility.

              Mr. Vander Heyden has served as Vice President - Industrial for more than five years. Mr. Vander Heyden retired as of January 31, 2000.

              Mr. Bullis was elected Vice President - Operations in November 1999. Prior to that date, Mr. Bullis served as Vice President - Operations - Utility for more than five years.

              Mr. Dix has served as Vice President - Administration and Human Resources for more than five years.

              Ms. Elliott has served as Vice President - Corporate Counsel and Secretary for more than five years.

              Mr. Fleischmann was elected Vice President - Residential Products in November 1999. From February 1999 to November 1999, Mr. Fleischmann served as Vice President - Residential Products - Utility. Prior to that date, Mr. Fleischmann served as Vice President - Residential Business - Utility and Controller - Utility for more than five years.

              Mr. Meeusen joined the company and was elected Vice President - Finance and elected Chief Financial Officer in November 1995 and was elected Treasurer in January 1996. Prior to joining the company, Mr. Meeusen was Vice President - Finance and Treasurer for Zenith Sintered Products for more than five years.

              Mr. Oberleitner was elected Vice President - Sales in November 1999. Mr. Oberleitner served as Vice President - Sales - Utility from May 1997 to November 1999. From 1991 to 1997, Mr. Oberleitner served as Regional Sales Manager - Utility.

              Ms. Smiley was elected Vice President - Controller in November 1999. Ms. Smiley served as Corporate Controller from April 1997 to November 1999. Prior to that date, Ms. Smiley served as Accounting Manager of the company for more than five years.

              Mr. Townsend joined the company and was elected Vice President - International in February 1996. From 1993 to 1995, Mr. Townsend was Managing Director of International Gas Measurement, based in London, England for twelve companies related to Elster/Kromshroder and American Meter Companies.

              Mr. Webb was elected Vice President - Engineering and Quality in November 1999. Prior to that date, Mr. Webb served as Vice President - Engineering and Quality - Utility for more than five years.

              Mr. Zandron was elected Vice President - Commercial and Industrial Products in November 1999. From May 1999 to November 1999, Mr. Zandron served as Vice President - Commercial and Industrial Products - Utility. Prior to that date, Mr. Zandron served as Vice President - Commercial and Industrial and Marketing for more than five years.


                                     Part II


Item 5.       Market for the Registrant's Common Stock and Related Stockholder
              Matters

              The information set forth on page 29 in the company's 1999 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 6.       Selected Financial Data

              The information set forth on pages 1 and 31 in the company's 1999 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

              The information set forth on pages 17, 18 and 19 in the company's 1999 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 7.a.     Quantitative and Qualitative Disclosures of Market Risk

              The information set forth on page 19 under the heading "Market Risk" in the company's 1999 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 8.       Financial Statements and Supplementary Data

              Consolidated financial statements of the company at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 and the auditor's report thereon and the company's unaudited quarterly financial data for the two-year period ended December 31, 1999 are incorporated herein by reference from the 1999 Annual Report to Shareholders, pages 20 through 30.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.


                                    Part III

Item 10.      Directors and Executive Officers of the Registrant

              Information required by this Item with respect to directors is included under the headings "Nomination and Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 14, 2000, and is incorporated herein by reference.

              Information concerning the executive officers of the company is included in Part I of this Form 10-K.

Item 11.      Executive Compensation

              Information required by this Item is included under the headings "Nomination and Election of Directors - Director Compensation" and "Executive Compensation" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 14, 2000, and is incorporated herein by reference; provided, however, that the subsection entitled "Executive Compensation-Board Management Review Committee Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

              Information required by this Item is included under the heading "Stock Ownership of Management and Others" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 14, 2000, and is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

              Information required by this Item is included under the headings "Management Review Committee Interlocks and Insider Participation" and "Certain Transactions" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 14, 2000, and is incorporated herein by reference.


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

              (b)   Reports on Form 8-K

                    No report on Form 8-K was filed by the registrant during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BADGER METER, INC.
Registrant

By:     /s/ Richard A. Meeusen
        ----------------------
        Richard A. Meeusen
        Vice President - Finance and Treasurer
        Chief Financial Officer
        February 11, 2000


By:    /s/ Beverly L.P. Smiley
       -----------------------
       Vice President - Controller
       February 11, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ James O. Wright                   /s/ James L. Forbes
-------------------                   -------------------
James O. Wright                       James L. Forbes
Director                              Chairman and
February 11, 2000                     Chief Executive Officer
                                      February 11, 2000

/s/ Robert M. Hoffer                  /s/ Pamela B. Strobel
--------------------                  ---------------------
Robert M. Hoffer                      Pamela B. Strobel
Director                              Director
February 11, 2000                     February 11, 2000

/s/ Charles F. James, Jr.             /s/ Andrew J. Policano
-------------------------             ----------------------
Charles F. James, Jr.                 Andrew J. Policano
Director                              Director
February 11, 2000                     February 11, 2000

/s/ Donald J. Schuenke                /s/ Kenneth P. Manning
----------------------                ----------------------
Donald J. Schuenke                    Kenneth P. Manning
Director                              Director
February 11, 2000                     February 11, 2000

/s/ John J. Stollenwerk               /s/ James O. Wright, Jr.
-----------------------               ------------------------
John J. Stollenwerk                   James O. Wright, Jr.
Director                              Director
February 11, 2000                     February 11, 2000

/s/ Robert D. Belan
-------------------
Robert D. Belan
Director
February 11, 2000

                               BADGER METER, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES



                                                                         Page References
                                                              Annual Report
                                                                   to
                                                              Shareholders          Form 10-K
                                                              Page Number           Page Number
                                                              ------------          -----------

Item 14(a) 1
------------
   Financial statements:
     Consolidated balance sheets at
       December 31, 1999 and 1998                                 21

     Consolidated statements of operations
       for each of the three years in the
       period ended December 31, 1999                             20

     Consolidated statements of cash flows
       for each of the three years in the
       period ended December 31, 1999                             22

     Consolidated statements of shareholders'
       equity for each of the three years in
       the period ended December 31, 1999                         23

     Notes to consolidated financial
       statements                                              24 - 30

     Report of Ernst & Young LLP,
       Independent Auditors                                       51

Item 14(a) 2
------------
   Financial statement schedules:
     Consolidated schedules for each of
       the three years in the period ended
       December 31, 1999
         II - Valuation and qualifying accounts                                        F-1

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


                                       F-0

                               BADGER METER, INC.

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1999, 1998, and 1997




                                              Balance at            Additions          Deductions          Balance
                                              beginning             charged to         from                at end
                                              of year               earnings           allowances          of year


Allowance for doubtful receivables:
                  1999                        $369,000                $95,000        $(32,000) (a)         $496,000
                                              ========                =======        =============         ========



                  1998                        $308,000               $151,000          $ 90,000(a)         $369,000
                                              ========               ========          ===========         ========



                  1997                        $242,000               $119,000          $ 53,000(a)         $308,000
                                              ========               ========          ===========         ========


Warranty/after-sale cost reserve:
                  1999                      $4,386,000             $1,368,000           $1,919,000       $3,835,000
                                            ==========             ==========           ==========       ==========



                  1998                      $3,630,000             $2,783,000           $2,027,000       $4,386,000
                                            ==========             ==========           ==========       ==========



                  1997                      $1,929,000             $3,352,000           $1,651,000       $3,630,000
                                            ==========             ==========           ==========       ==========






Note:

     (a) Accounts receivable written off, less recoveries, against the allowance.



                                       F-1

                                  EXHIBIT INDEX

Exhibit No.                           Exhibit Description

 (3.0)          Restated Articles of Incorporation effective September 30, 1999.
                [Incorporated by reference from Exhibit (3.0) (i) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999].

 (3.1)          Restated By-Laws as amended February 11, 2000.

 (4.0) Loan Agreement, as amended April 30, 1988, between the Registrant and the M&I Marshall & Ilsley Bank relating to the Registrant's revolving credit loan. [Incorporated by reference from Exhibit (4.0) to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1988].

 (4.1) Loan Agreement between Firstar Bank Milwaukee, N.A. and the Badger Meter Employee Savings and Stock Ownership Plan and Trust, dated December 1, 1995. [Incorporated by reference from Exhibit (4.3) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995].

 (4.2) Loan Agreement, as amended December 21, 1998, between Firstar Bank Milwaukee, N.A. and the Badger Meter Employee Savings and Stock Ownership Plan and Trust. [Incorporated by reference from Exhibit (4.2) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998].

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

*A management contract or compensatory plan or arrangement.

Exhibit No.                           Exhibit Description

(10.4) * Badger Meter, Inc. 1997 Stock Option Plan. [Incorporated by reference from Exhibit (4.1) to the Registrant's Form S-8 Registration Statement (Registration No. 333-28617)].

(10.5) * Badger Meter, Inc. Deferred Compensation Plan. [Incorporated by reference from Exhibit (10.5) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993].

(10.6)          Badger Meter, Inc. Employee Savings and Stock Ownership Plan.
                [Incorporated by reference from Exhibit (4.1) to the Registrant's Form S-8 Registration Statement (Registration No. 033-62241)].

(10.7) * Long-Term Incentive Plan. [Incorporated by reference from Exhibit (10.6) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995].

(10.8) * Badger Meter, Inc. Supplemental Non-Qualified Unfunded Pension Plan. [Incorporated by reference from Exhibit (10.7) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995].

(10.9) * Forms of the Key Executive Employment and Severance Agreements between Badger Meter, Inc. and the applicable executive officers. [Incorporated by reference from Exhibit (10.0) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999].

(13.0) Portions of the Annual Report to Shareholders that are incorporated by reference.

(21.0)          Subsidiaries of the Registrant.

(23.0)          Consent of Ernst & Young LLP, Independent Auditors.

(27.0)          Financial Data Schedule.

(99.0) Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 14, 2000. [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant's fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12 and 13 of this Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report].



*A management contract or compensatory plan or arrangement.