Form 10-Q
period 2000-03-31
BADGER METER INC
filed 2000-04-20
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number  1-6706

                               BADGER METER, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


         Wisconsin                                        39-0143280
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


4545 West Brown Deer Road, Milwaukee, Wisconsin              53223
    (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code        (414) 355-0400


                                      None
                  ---------------------------------------------
                  (Former  name,  former  address and former
                   fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                   Outstanding at April 14, 2000
---------------------------                        -----------------------------
Common Stock, $1.00 par value                              3,370,391

                               BADGER METER, INC.

                                      INDEX




                                                                       Page No.
Part I.  Financial Information:

   Item 1       Financial Statements:

                Consolidated Condensed Balance Sheets - -
                March 31, 2000 and December 31, 1999                      3

                Consolidated Condensed Statements of Operations - -
                Three Months Ended March 31, 2000 and 1999                4

                Consolidated Condensed Statements of Cash Flows - -
                Three Months Ended March 31, 2000 and 1999                5

                Notes to Consolidated Condensed Financial Statements      6

   Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       7

Part II. Other Information:

   Item 6(a)    Exhibits                                                  9

   Item 6(b)    Reports on Form 8-K                                       9

   Exhibit Index                                                          11

                         Part I - Financial Information
                               BADGER METER, INC.

Item 1   Financial Statements

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                     Assets                          March 31,                 December 31,
                                     ------                            2000                       1999
                                                                       ----                       ----
                                                                    Unaudited)
Current assets:
     Cash                                                         $     911                    $   3,752
     Receivables                                                     27,280                       24,278
     Inventories:
       Finished goods                                                 5,099                        4,077
       Work in process                                                8,762                        8,347
       Raw materials and purchased parts                              7,976                        6,582
                                                                  ---------                    ---------
         Total inventories                                           21,837                       19,006

     Prepaid expenses                                                 1,167                          943
                                                                  ---------                    ---------
         Total current assets                                        51,195                       47,979
Property, plant and equipment, at cost                               89,167                       87,733
     Less accumulated depreciation                                  (47,271)                     (45,617)
                                                                  ---------                    ---------
                                                                     41,896                       42,116
Intangible assets, at cost less accumulated amortization              1,065                        1,095
Prepaid pension                                                       5,648                        5,791
Deferred income taxes                                                 2,236                        2,213
Other assets                                                          3,721                        3,892
                                                                  ---------                    ---------
Total assets                                                      $ 105,761                    $ 103,086
                                                                  =========                    =========



                      Liabilities and Shareholders' Equity

Current liabilities:
     Short-term debt                                              $  15,108                    $  11,702
     Current portion of long-term debt                                4,976                        4,887
     Payables                                                         9,857                       10,499
     Accrued compensation and employee benefits                       4,231                        5,914
     Other accrued liabilities                                        3,785                        3,716
     Income and other taxes                                           1,273                          111
                                                                  ---------                    ---------
         Total current liabilities                                   39,230                       36,829
Accrued non-pension postretirement benefits                           6,846                        7,014
Other accrued employee benefits                                       4,741                        4,741
Long-term debt                                                       10,213                       11,493
Shareholders' equity:
     Common Stock                                                     4,584                        4,531
     Capital in excess of par value                                  14,051                       13,382
     Reinvested earnings                                             48,090                       46,445
     Less: Employee benefit stock                                    (2,600)                      (2,600)
           Treasury stock, at cost                                  (19,394)                     (18,749)
                                                                  ---------                    ---------
         Total shareholders' equity                                  44,731                       43,009
                                                                  ---------                    ---------
Total liabilities and shareholders' equity                        $ 105,761                    $ 103,086
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

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (Dollars in Thousands Except Share Amounts)
                                   (Unaudited)


                                                                      Three Months Ended
                                                                           March 31,
                                                                           ---------
                                                           2000                       1999
                                                           ----                       ----

Net sales                                              $    36,907                $    38,397

Cost of sales                                               22,618                     23,623
                                                       -----------                -----------

Gross margin                                                14,289                     14,774

Selling, engineering and
     administration                                         10,701                     10,877
                                                       -----------                -----------

Operating earnings                                           3,588                      3,897

Interest expense                                               515                        260

Other expense (income), net                                   (716)                       139
                                                       ------------               -----------

Earnings before income taxes                                 3,789                      3,498

Provision for income taxes                                   1,432                      1,347
                                                          --------                -----------

Net earnings                                           $     2,357                $     2,151
                                                       ===========                ===========

Per share amounts:  *

   Earnings per share:
     Basic                                             $       .71                $       .58
                                                       ===========                ===========
     Diluted                                           $       .67                $       .55
                                                       ===========                ===========

   Dividends declared -
     Common Stock                                      $       .22                $       .18
                                                       ===========                ===========

   Dividends declared -
     Class B Common Stock                              $       .00                $       .16
                                                       ===========                ===========

   Shares used in computation of:
     Basic                                               3,310,517                  3,679,033
     Impact of dilutive stock
       options                                             196,536                    239,804
                                                       -----------                -----------

     Diluted                                             3,507,053                  3,918,837
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

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                                     ---------
                                                                    2000                        1999
                                                                    ----                        ----
Operating activities:
   Net earnings                                                 $     2,357                  $     2,151
   Adjustments to reconcile net
     earnings to net cash provided
     by (used for) operations:
       Depreciation                                                   1,654                        1,548
       Amortization                                                      30                           49
       Noncurrent employee benefits                                     (25)                          96
       Deferred income taxes                                            (23)                         (17)
       Changes in:
         Receivables                                                 (3,002)                        (554)
         Inventory                                                   (2,831)                       1,819
         Current liabilities other than debt                         (1,094)                        (592)
         Prepaid expenses and other                                    (224)                        (101)
                                                                ------------                 -----------
   Total adjustments                                                 (5,515)                       2,248
                                                                ------------                 -----------
Net cash provided by (used for) operations                           (3,158)                       4,399
                                                                ------------                 -----------

Investing activities:
   Property, plant and equipment                                     (1,434)                      (3,025)
   Other - net                                                          171                         (134)
                                                                -----------                  ------------
Net cash provided by (used for) investing activities                 (1,263)                      (3,159)
                                                                -----------                  ------------

Financing activities:
   Net increase (decrease) short-term debt                            3,406                       (2,178)
   Repayments of long-term debt                                      (1,191)                           0
   Dividends                                                           (712)                        (621)
   Stock options and ESSOP                                              722                          500
   Treasury stock transactions                                         (645)                        (215)
                                                                ------------                 ------------
Net cash provided by (used for)
   financing activities                                               1,580                       (2,514)
                                                                -----------                  -----------

Increase (decrease) in cash                                          (2,841)                      (1,274)
Beginning of year                                                     3,752                        2,371
                                                                -----------                  -----------
End of period                                                   $       911                  $     1,097
                                                                ===========                  ===========

Supplemental  disclosures of cash flow information:
  Cash paid (refunded) during the period for:
     Income taxes                                               $       156                 $        182
                                                                ===========                 ============
     Interest                                                   $       523                 $        252
                                                                ===========                 ============

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at March 31, 2000 and the results of operations for the three month periods ended March 31, 2000 and 1999 and the cash flows for the three-month periods ended March 31, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1999 data to conform to the 2000 presentation.

2. The consolidated condensed balance sheet at December 31, 1999, was derived from amounts included in the Annual Report to Shareholders, which was incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1999. Refer to the footnotes in those reports for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as discussed below and as a result of normal transactions in the interim.

3. Other expense (income), net includes foreign currency gains and losses, which are recognized as incurred. The Company's functional currency for all of its foreign subsidiaries is the U.S. dollar. Other income for the first quarter of 2000 also includes $750,000 of business interruption insurance proceeds related to lost sales and margins as a result of a fire at a vendor's facility during 1999.

4. In the ordinary course of business, the Company enters into various material purchase agreements with its vendors, some of which contain minimum purchase quantity commitments extending beyond one year. Future purchase commitments are not expected to exceed normal usage requirements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Receivables as of March 31, 2000 increased 12.4%, or $3,002,000, from the December 31, 1999 balance primarily due to extended terms offered to domestic distributors and certain customers in Mexico. Inventories increased 14.9% as the company increased stocking levels of certain long-lead electronic items. Property, plant and equipment (at cost) increased $1,434,000 due to normal equipment purchases during the quarter. Prepaid pension decreased $143,000 since December 31, 1999, due to the recording of normal pension expense with no funding payments required due to the overfunded status of the plan.

Since December 31, 1999, short-term debt increased $3,406,000 to fund increased working capital, fixed asset additions and repayment of long-term debt. Payables decreased $642,000 due to regular timing of payment processing. Accrued compensation and employee benefits decreased $1,683,000 due primarily to payment of 1999 incentives during the first quarter of 2000. Income and other taxes payable increased $1,162,000 due to the timing of estimated tax payments.

Changes in accrued non-pension postretirement benefits and other accrued employee benefits since December 31, 1999, were primarily due to the timing of benefit payments. Long-term debt and the current maturities of long-term debt decreased $1,191,000 due to regular monthly debt repayments.

Since December 31, 1999, common stock and capital in excess of par value both increased due to new shares issued in connection with stock options exercised and ESSOP purchases. Treasury stock increased due to shares repurchased during the quarter.

As of March 31, 2000, the Company had approximately $54,200,000 of credit facilities with domestic and foreign banks of which $30,297,000 was in use. This compares to $14,737,000 in use at March 31, 1999 and $28,082,000 at December 31, 1999. The Company believes that the present lines of credit are adequate to meet operating requirements and future capital needs.

Results of Operations

Net sales for the first quarter of 2000 of $36,907,000 reflect a 3.9% decrease over the first quarter of 1999. This decrease was primarily due to lower sales of certain utility products due to several factors. A September 1999 fire at the facility of one of the company's principal vendors continued to negatively impact sales in the first quarter of 2000, although the impact of those lost sales on net income was offset by business interruption insurance proceeds. The six-month Federal Communications Commission freeze, which ended in December 1999, continued to have an impact on first quarter sales of certain automatic meter reading products due to the disruption of the sales cycle. In addition, a major automated meter reading systems alliance partner filed bankruptcy during the first quarter of 2000, which created confusion in the market place and impacted sales opportunities for products that were under development with that partner. Finally, competitive market pressures had a negative impact on sales of certain industrial flow meters. Management expects that these factors will continue to impact the Company for an indefinite period of time.

Gross margins remained relatively flat, at 38.7% for the first quarter of 2000 compared to 38.5% for the first quarter of 1999. Selling, engineering and administrative costs decreased 1.6% for the first quarter of 2000 compared to the same quarter in 1999 due primarily to lower environmental accruals. Interest expense increased between the periods due to higher debt balances, primarily the long-term debt issued in August 1999 to repurchase stock.

Other expense (income), net, for the first quarter of 2000 included $750,000 of business interruption insurance proceeds related to lost sales and margins as a result of a fire at a vendor's facility in 1999. The effective tax rate for the first quarter of 2000 was 37.8%, down from 38.5% in 1999 due primarily to the favorable settlement of a tax audit in late 1999.

Earnings for the first quarter of 2000 were $2,357,000, an increase of 9.6% over first quarter 1999 earnings of $2,151,000. The impacts of lower sales and higher interest expense were offset by the insurance proceeds, and marketing and administrative expenses for the quarter.

Basic and diluted earnings per share increased 22.4% and 21.8%, respectively, for the first quarter of 2000 compared to the same quarter of 1999. These higher increases (when compared to the 9.6% increase in net earnings) were due to the reduction in shares outstanding as a result of stock repurchases.

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

Forward Looking Statements

Certain statements in this report, as well as other information provided from time to time by the Company or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words "anticipate," "believe," "estimate," "expect," "think," "should" and "objective" or similar expressions are intended to identify forward looking statements. The forward looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things: the success or failure of new product offerings; the actions and financial condition of competitors and alliance partners; changes in domestic conditions, including housing starts; changes in foreign economic conditions, including currency fluctuations; changes in laws and regulations; changes in customer demand and fluctuations in the prices of and availability of purchased raw materials and parts. Some or all of these factors are beyond the Company's control. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward looking statements and are cautioned not to place undue reliance on such forward looking statements. The forward looking statements made herein are made only as of the date of this document and the Company undertakes no obligation to publicly update such forward looking statements to reflect subsequent events or circumstances.

                           Part II - Other Information


Item 6   Exhibits and Reports on Form 8-K

(a)  Exhibits:

     (27.0)     Financial Data Schedule

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed for the three months ended March 31, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BADGER METER, INC.



Dated:  April 20, 2000                 By /S/  Richard A. Meeusen
                                          -----------------------
                                          Richard A. Meeusen
                                          Vice President - Finance and Treasurer
                                          Chief Financial Officer





                                       By /S/  Beverly L.P. Smiley
                                          ------------------------
                                          Beverly L.P. Smiley
                                          Vice President - Controller

                              EXHIBIT INDEX


                                                            Page Number


 (27.0)    Financial Data Schedule