Form 10-Q
period 2000-06-30
BADGER METER INC
filed 2000-07-24
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              -------------    -------------


Commission File Number  1-6706
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                          Outstanding at July 14, 2000
-----------------------------             ----------------------------
Common Stock, $1.00 par value                        3,369,716

                               BADGER METER, INC.

                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
Part I.  Financial Information:

   Item 1       Financial Statements:

                Consolidated Condensed Balance Sheets - -
                June 30, 2000 and December 31, 1999                                                  3

                Consolidated Condensed Statements of Operations - -
                Three and Six Months Ended June 30, 2000 and 1999                                    4

                Consolidated Condensed Statements of Cash Flows - -
                Six Months Ended June 30, 2000 and 1999                                              5

                Notes to Consolidated Condensed Financial Statements                                 6

   Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                  7

Part II. Other Information:

   Item 4       Submission of Matters to a Vote of Security Holders                                  9

   Item 5       Market for Registrant's Common Equity and Related Stockholder
                Matters                                                                              9

   Item 6(a)    Exhibits                                                                            10

   Item 6(b)    Reports on Form 8-K                                                                 10

   Exhibit Index                                                                                    12


                      Part I - Financial Information
                               BADGER METER, INC.

Item 1   Financial Statements

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                     Assets                         June 30,                 December 31,
                                     ------                           2000                       1999
                                                                      ----                       ----
                                                                 (Unaudited)
Current assets:
     Cash                                                       $     1,286                  $     3,752
     Receivables                                                     25,912                       24,278
     Inventories:
       Finished goods                                                 5,055                        4,077
       Work in process                                                9,495                        8,347
       Raw materials and purchased parts                             10,256                        6,582
                                                                -----------                  -----------
         Total inventories                                           24,806                       19,006

     Prepaid expenses                                                 1,129                          943
                                                                -----------                  -----------
         Total current assets                                        53,133                       47,979
Property, plant and equipment, at cost                               90,286                       87,733
     Less accumulated depreciation                                  (47,770)                    (45,617)
                                                                ------------                 -----------
                                                                     42,516                       42,116
Intangible assets, at cost less accumulated amortization              1,028                        1,095
Prepaid pension                                                       5,505                        5,791
Deferred income taxes                                                 2,241                        2,213
Other assets                                                          4,064                        3,892
                                                                -----------                  -----------
Total assets                                                    $   108,487                  $   103,086
                                                                ===========                  ===========

                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities:
     Short-term debt                                            $    18,381                  $    11,702
     Current portion of long-term debt                                5,065                        4,887
     Payables                                                        10,056                       10,499
     Accrued compensation and employee benefits                       3,721                        5,914
     Other accrued liabilities                                        3,783                        3,716
     Income and other taxes                                           1,629                          111
                                                                -----------                  -----------
         Total current liabilities                                   42,635                       36,829
Accrued non-pension postretirement benefits                           6,712                        7,014
Other accrued employee benefits                                       4,885                        4,741
Long-term debt                                                        8,624                       11,493
Shareholders' equity:
     Common Stock                                                     4,591                        4,531
     Capital in excess of par value                                  14,139                       13,382
     Reinvested earnings                                             48,909                       46,445
     Less: Employee benefit stock                                    (2,300)                     (2,600)
           Treasury stock, at cost                                  (19,708)                    (18,749)
                                                                ------------                 -----------
         Total shareholders' equity                                  45,631                       43,009
                                                                -----------                  -----------
Total liabilities and shareholders' equity                      $   108,487                  $   103,086
                                                                ===========                  ===========

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (Dollars in Thousands Except Share Amounts)
                                   (Unaudited)

                                           Three Months Ended                             Six Months Ended
                                                 June 30,                                      June 30,
                                                -------                                       -------
                                           2000               1999                       2000             1999
                                           ----               ----                       ----             ----

Net sales                           $    35,845        $    38,512                $    72,752      $    76,909

Cost of sales                            23,851             23,042                     46,469           46,665
                                    -----------        -----------                -----------      -----------

Gross margin                             11,994             15,470                     26,283           30,244

Selling, engineering and
     administration                      10,523             10,530                     21,224           21,407
                                    -----------        -----------                -----------      -----------

Operating earnings                        1,471              4,940                      5,059            8,837

Interest expense                            565                228                      1,080              488

Other expense (income), net              (1,530)               105                     (2,246)             244
                                    ------------       -----------                -----------      -----------

Earnings before income taxes              2,436              4,607                      6,225            8,105

Provision for income taxes                  902              1,773                      2,334            3,120
                                    -----------        -----------                -----------      -----------

Net earnings                        $     1,534        $     2,834                $     3,891      $     4,985
                                    ===========        ===========                ===========      ===========

Per share amounts:  *

   Earnings per share:
     Basic                          $       .46        $       .77                $      1.17      $      1.35
                                    ===========        ===========                ===========      ===========
     Diluted                        $       .44        $       .73                $      1.11      $      1.27
                                    ===========        ===========                ===========      ===========

   Dividends declared -
     Common Stock                   $       .22        $       .18                $       .43      $       .36
                                    ===========        ===========                ===========      ===========

   Dividends declared -
     Class B Common Stock           $       .00        $       .16                $       .00      $       .32
                                    ===========        ===========                ===========      ===========

   Shares used in computation of:
     Basic                            3,323,458          3,663,794                  3,316,988        3,684,441
     Impact of dilutive stock
       options                          179,942            237,881                    186,472          238,234
                                    -----------        -----------                -----------      -----------

     Diluted                          3,503,400          3,901,675                  3,503,460        3,922,675
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

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                                     --------
                                                                       2000                         1999
                                                                       ----                         ----
Operating activities:
   Net earnings                                                 $     3,891                 $     4,985
   Adjustments to reconcile net
     earnings to net cash provided
     by (used for) operations:
       Depreciation                                                   3,008                        3,044
       Amortization                                                      67                           98
       Noncurrent employee benefits                                     428                          204
       Changes in:
         Receivables                                                 (1,634)                      (1,158)
         Inventory                                                   (5,800)                       1,151
         Current liabilities other than debt                         (1,051)                         457
         Prepaid expenses and other                                    (214)                          23
                                                                ------------                ------------
   Total adjustments                                                 (5,196)                       3,819
                                                                ------------                ------------
Net cash provided by (used for) operations                           (1,305)                       8,804
                                                                ------------                ------------

Investing activities:
   Property, plant and equipment                                     (3,408)                      (6,102)
   Other - net                                                         (172)                        (381)
                                                                ------------                -------------
Net cash provided by (used for) investing activities                 (3,580)                      (6,483)
                                                                ------------                -------------

Financing activities:
   Net increase (decrease) in short-term debt                         6,679                       (2,413)
   Issuance of long-term debt                                             0                          244
   Repayments of long-term debt                                      (2,691)                           0
   Dividends                                                         (1,427)                      (1,238)
   Stock options and ESSOP                                              817                          642
   Treasury stock transactions                                         (959)                      (1,215)
                                                                ------------                -------------
Net cash provided by (used for)
   financing activities                                               2,419                       (3,980)
                                                                -----------                 -------------

Increase (decrease) in cash                                          (2,466)                      (1,659)
Beginning of year                                                     3,752                        2,371
                                                                ------------                ------------
End of period                                                   $     1,286                 $        712
                                                                ============                ============

Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the period for:
     Income taxes                                               $       697                 $      1,974
                                                                ===========                 ============
     Interest                                                   $     1,144                 $        517
                                                                ===========                 ============


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at June 30, 2000 and the results of operations for the three and six-month periods ended June 30, 2000 and 1999 and the cash flows for the six-month periods ended June 30, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1999 data to conform to the 2000 presentation.

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

3. Other expense (income), net includes foreign currency gains and losses, which are recognized as incurred. The Company's functional currency for all of its foreign subsidiaries is the U.S. dollar. Other income for the second quarter of 2000 also includes $1,480,000 of business interruption insurance proceeds related to lost sales and margins as a result of a fire at a vendor's facility during 1999. When combined with the $750,000 of insurance proceeds recorded in the fourth quarter of 1999 and the $750,000 recorded in the first quarter of 2000, the total insurance proceeds related to the fire were $2,980,000.

4. In the ordinary course of business, the Company enters into various material purchase agreements with its vendors, some of which contain minimum purchase quantity commitments extending beyond one year. Future purchase commitments are not expected to exceed normal usage requirements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

Receivables as of June 30, 2000 increased 6.7%, or $1,634,000, from the December 31, 1999 balance primarily due to extended terms offered to certain customers in Mexico and high sales in the last month of the quarter. Inventories increased 30.5% as the company increased stocking levels of certain long-lead electronic items. Property, plant and equipment (at cost) increased $2,553,000 due to normal equipment purchases of $3,408,000 during the quarter, offset by retirements. Prepaid expenses increased $186,000 due to timing of annual payments such as insurance premiums. Prepaid pension decreased $286,000 since December 31, 1999, due to the recording of normal pension expense with no funding payments required due to the overfunded status of the plan.

Since December 31, 1999, short-term debt increased $6,679,000 to fund increased working capital, fixed asset additions and repayment of long-term debt. Accrued compensation and employee benefits decreased $2,193,000 due primarily to payment of 1999 incentives during the first quarter of 2000. Income and other taxes payable increased $1,518,000 due to the timing of estimated tax payments.

Changes in accrued non-pension postretirement benefits and other accrued employee benefits since December 31, 1999, were primarily due to the timing of benefit payments. Long-term debt and the current maturities of long-term debt decreased $2,691,000 due to regular monthly debt repayments.

Since December 31, 1999, common stock and capital in excess of par value both increased due to new shares issued in connection with stock options exercised and ESSOP purchases. Treasury stock increased due to shares repurchased during the period.

As of June 30, 2000, the Company had approximately $52,389,000 of credit facilities with domestic and foreign banks of which $31,772,000 was in use. This compares to $11,902,000 in use at June 30, 1999 and $28,082,000 at December 31, 1999. The Company believes that the present lines of credit are adequate to meet operating requirements and future capital needs.

Results of Operations

Net sales for the second quarter of 2000 of $35,845,000 reflect a 6.9% decrease from the second quarter of 1999. For the six-month period ended June 30, 2000, sales of $72,752,000 represented a 5.4% decrease from the first six months of 1999. These decreases were primarily due to lower sales of certain utility products due to several factors. A September 1999 fire at the facility of one of the company's principal vendors continued to negatively impact sales in the first half of 2000, although the impact of those lost sales on net income was offset by business interruption insurance proceeds. The six-month Federal Communications Commission freeze, which ended in December 1999, continued to have an impact on sales of certain automatic meter reading products due to the disruption of the sales cycle. In addition, a major automated meter reading systems alliance partner filed bankruptcy during the first quarter of 2000, which continues to create confusion in the market place and impact sales opportunities for products that were under development with that partner. Competitive market pressures and the stronger dollar had a negative impact on sales of certain industrial products, particularly in Europe. Increased sales of water meters to commercial/industrial and submetering customers only partially offset these negative factors.

Also, a one-time manufacturing problem resulted in increased scrap levels and reduced margins during the second quarter of 2000. This problem was identified by the company and corrected during the quarter, but certain deliveries of product were delayed while the problem was being addressed.

Gross margins decreased from 40.2% in the second quarter of 1999 to 33.5% in the second quarter of 2000 due to the previously mentioned manufacturing problem and due to a higher mix of international sales of water meters with lower margins than domestic meters. The six-month margins for 2000 were 36.1%, down from 39.3% for the first six months of 1999 due to these same factors.

Selling, engineering and administrative costs were relatively flat for the second quarter of 2000 compared to the same quarter in 1999, and decreased 0.9% for the six-month period, due to lower incentive accruals and cost controls offsetting personnel and expense increases. Interest expense increased between the periods due to higher interest rates and higher debt balances, including new long-term debt associated with an August 1999 stock repurchase.

Other expense (income), net, for the second quarter of 2000 included $1,480,000 of business interruption insurance proceeds related to lost sales and margins as a result of a fire at a vendor's facility in 1999. When combined with the $750,000 of insurance proceeds recorded in the fourth quarter of 1999 and the $750,000 recorded in the first quarter of 2000, the total insurance proceeds related to the fire were $2,980,000.

The effective tax rate for the first quarter of 2000 was 37.0%, down from 38.5% in 1999 due primarily to the favorable settlement of a tax audit in late 1999 and certain foreign tax credits.

Earnings for the second quarter of 2000 were $1,534,000, a decrease of 45.9% over second quarter 1999 earnings of $2,834,000. Earnings for the six-month periods decrease 21.9%. These decreases were primarily due to the decreases in sales and margins.

Other Matters

During the quarter, the Company settled a suit alleging violation of Proposition 65, California's environmental regulation. All settlement costs had been previously accrued and the settlement did not have a material impact on the Company's financial position or results of operations.

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

                           Part II - Other Information


Item 4   Submission of Matters to a Vote of Security Holders


(a)      The Annual Meeting of Shareholders was held April 14, 2000.

(b)      1.   The following table represents the aggregate votes related to the election of directors:

                                                                     Votes           Votes
       NAME                                                           FOR          WITHHELD        Not Voted
       ----                                                           ---          --------        ---------
       DIRECTORS ELECTED TO THREE-YEAR
       TERMS EXPIRING AT 2003 ANNUAL MEETING
       Ulice Payne, Jr.                                            2,684,241        6,752           664,883
       Andrew J. Policano                                          2,688,426        2,567           664,883
       Steven J. Smith                                             2,686,051        4,942           664,883


         2. DIRECTORS CONTINUING IN OFFICE WITH TERMS EXPIRING AT THE 2001 ANNUAL MEETING
              Robert D. Belan
              Kenneth P. Manning
              Donald J. Schuenke
              Pamela B. Strobel

         3. DIRECTORS CONTINUING IN OFFICE WITH TERMS EXPIRING AT THE 2002 ANNUAL MEETING
              James L. Forbes
              Charles F. James, Jr.
              John J. Stollenwerk
              James O. Wright, Jr.


(c)      Not applicable.


Item 5   Market for Registrant's Common Equity and Related Stockholder Matters

A shareholder wishing to include a proposal pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), in the proxy statement for the 2001 Annual Meeting of Shareholders must forward the proposal to the company by November 16, 2000. In addition, a shareholder who otherwise intends to present business at the 2001 Annual Meeting (including nominating persons for election as directors) must comply with the requirements set forth in the Company's Restated By-laws. Among other things, to bring business before an annual meeting, a shareholder must give written notice thereof, complying with the Restated By-laws, to the Secretary of the Company not less than 60 days and not more than 90 days prior to the second Saturday in the month of April (subject to certain exceptions if the annual meeting is advanced or delayed a certain number of days). Accordingly, if the Company does not receive notice of a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 prior to February 12, 2001, then the notice will be considered untimely and the Company will not be required to present such proposal at the 2001 Annual Meeting. If the Board of Directors chooses to present such proposal at the 2001 Annual Meeting, then the persons named in the proxy solicited by the Board of Directors for the 2001 Annual Meeting may exercise discretionary voting power with respect to such proposal.

Item 6   Exhibits and Reports on Form 8-K

(a)   Exhibits:

      (27.0)     Financial Data Schedule

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K filed for the three months ended June 30, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                     BADGER METER, INC.
                                     ------------------



Dated:  July 20, 2000              By /S/  Richard A. Meeusen
                                      -----------------------
                                      Richard A. Meeusen
                                      Vice President - Finance and Treasurer
                                      Chief Financial Officer





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