Form 10-Q
period 2000-09-30
BADGER METER INC
filed 2000-10-19
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ---------------        ---------------

Commission File Number  1-6706
                        ------

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                                 Outstanding at October 13, 2000
-----------------------------                    -------------------------------
Common Stock, $1.00 par value                               3,367,016

                               BADGER METER, INC.

                                      INDEX


                                                                                                 Page No.
                                                                                                 --------
Part I.  Financial Information:

   Item 1       Financial Statements:

                Consolidated Condensed Balance Sheets - -
                September 30, 2000 and December 31, 1999                                             3

                Consolidated Condensed Statements of Operations - -
                Three and Nine Months Ended September 30, 2000 and 1999                              4

                Consolidated Condensed Statements of Cash Flows - -
                Nine Months Ended September 30, 2000 and 1999                                        5

                Notes to Consolidated Condensed Financial Statements                                 6

   Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                  7

Part II. Other Information:

   Item 6(a)    Exhibits                                                                             9

   Item 6(b)    Reports on Form 8-K                                                                  9

   Exhibit Index                                                                                     11

                     Part I - Financial Information
                           BADGER METER, INC.

Item 1   Financial Statements

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                  Assets         September 30,                December 31,
                                                  ------             2000                        1999
                                                                     ----                        ----
                                                                 (Unaudited)
Current assets:
     Cash                                                       $     1,262                  $     3,752
     Receivables                                                     26,573                       24,278
     Inventories:
       Finished goods                                                 5,196                        4,077
       Work in process                                                9,466                        8,347
       Raw materials and purchased parts                              9,301                        6,582
                                                                -----------                  -----------
         Total inventories                                           23,963                       19,006

     Prepaid expenses                                                 1,522                          943
                                                                -----------                  -----------
         Total current assets                                        53,320                       47,979
Property, plant and equipment, at cost                               89,522                       87,733
     Less accumulated depreciation                                  (46,836)                     (45,617)
                                                                ------------                 -----------
                                                                     42,686                       42,116
Intangible assets, at cost less accumulated amortization                992                        1,095
Prepaid pension                                                       5,363                        5,791
Deferred income taxes                                                 2,232                        2,213
Other assets                                                          3,647                        3,892
                                                                -----------                  -----------
Total assets                                                    $   108,240                  $   103,086
                                                                ===========                  ===========

                                       Liabilities and Shareholders' Equity
                                       ------------------------------------

Current liabilities:
     Short-term debt                                            $    17,752                  $    11,702
     Current portion of long-term debt                                5,156                        4,887
     Payables                                                         9,287                       10,499
     Accrued compensation and employee benefits                       4,141                        5,914
     Other accrued liabilities                                        3,863                        3,716
     Income and other taxes                                           2,289                          111
                                                                -----------                  -----------
         Total current liabilities                                   42,488                       36,829
Accrued non-pension postretirement benefits                           6,664                        7,014
Other accrued employee benefits                                       5,074                        4,741
Long-term debt                                                        7,292                       11,493
Shareholders' equity:
     Common Stock                                                     4,594                        4,531
     Capital in excess of par value                                  14,167                       13,382
     Reinvested earnings                                             50,142                       46,445
     Less: Employee benefit stock                                    (2,300)                      (2,600)
           Treasury stock, at cost                                  (19,881)                     (18,749)
                                                                ------------                 -----------
         Total shareholders' equity                                  46,722                       43,009
                                                                -----------                  -----------
Total liabilities and shareholders' equity                      $   108,240                  $   103,086
                                                                ===========                  ===========


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (Dollars in Thousands Except Share Amounts)
                                   (Unaudited)



                                            Three Months Ended                            Nine Months Ended
                                               September 30,                                September 30,
                                               ------------                                 ------------

                                           2000               1999                       2000             1999
                                           ----               ----                       ----             ----

Net sales                           $    39,508        $    37,551                $   112,260      $   114,460

Cost of sales                            25,029             22,660                     71,498           69,325
                                    -----------        -----------                -----------      -----------

Gross margin                             14,479             14,891                     40,762           45,135

Selling, engineering and
     administration                      10,693             10,509                     31,917           31,916
                                    -----------        -----------                -----------      -----------

Operating earnings                        3,786              4,382                      8,845           13,219

Interest expense                            572                354                      1,652              842

Other expense (income), net                 123                 93                     (2,123)             337
                                    -----------        -----------                -----------      -----------

Earnings before income taxes              3,091              3,935                      9,316           12,040

Provision for income taxes                1,143              1,515                      3,477            4,635
                                    -----------        -----------                -----------      -----------

Net earnings                        $     1,948        $     2,420                $     5,839      $     7,405
                                    ===========        ===========                ===========      ===========

Per share amounts:  *

   Earnings per share:
     Basic                          $       .59        $       .70                $      1.76      $      2.08
                                    ===========        ===========                ===========      ===========
     Diluted                        $       .56        $       .65                $      1.67      $      1.95
                                    ===========        ===========                ===========      ===========

   Dividends declared -
     Common Stock                   $       .22        $       .18                $       .65      $       .54
                                    ===========        ===========                ===========      ===========

   Shares used in computation of:
     Basic                            3,323,071          3,471,997                  3,319,026        3,562,166
     Impact of dilutive stock
       options                          156,410            236,278                    175,764          238,271
                                    -----------        -----------                -----------      -----------

     Diluted                          3,479,481          3,708,275                  3,494,790        3,800,437
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

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                   -------------

                                                                       2000                         1999
                                                                       ----                         ----
Operating activities:
   Net earnings                                                 $     5,839                  $     7,405
   Adjustments to reconcile net
     earnings to net cash provided
     by (used for) operations:
       Depreciation                                                   4,477                        4,418
       Amortization                                                     103                          140
       Noncurrent employee benefits                                     711                          430
       Deferred income taxes                                            (19)                           3
       Changes in:
         Receivables                                                 (2,295)                      (2,899)
         Inventory                                                   (4,957)                       1,748
         Current liabilities other than debt                           (660)                       1,124
         Prepaid expenses and other                                    (579)                        (266)
                                                                ------------                ------------
   Total adjustments                                                 (3,219)                       4,698
                                                                ------------                ------------
Net cash provided by (used for) operations                            2,620                       12,103
                                                                -----------                 ------------

Investing activities:
   Property, plant and equipment                                     (5,047)                      (8,253)
   Other - net                                                          245                       (1,049)
                                                                -----------                 ------------
Net cash provided by (used for) investing activities                 (4,802)                      (9,302)
                                                                ------------                ------------

Financing activities:
   Net increase (decrease) in short-term debt                         6,050                       (5,533)
   Issuance of long-term debt                                             0                       15,211
   Repayments of long-term debt                                      (3,932)                           0
   Dividends                                                         (2,142)                      (1,845)
   Stock options and ESSOP                                              848                        1,017
   Treasury stock transactions                                       (1,132)                     (13,104)
                                                                ------------                ------------
Net cash provided by (used for)
   financing activities                                                (308)                      (4,254)
                                                                ------------                ------------

Increase (decrease) in cash                                          (2,490)                      (1,453)
Beginning of year                                                     3,752                        2,371
                                                                -----------                 ------------
End of period                                                   $     1,262                 $        918
                                                                ===========                 ============

Supplemental disclosures of cash flow information:
 Cash paid (refunded) during the period for:
     Income taxes                                               $     1,304                 $      4,189
                                                                ===========                 ============
     Interest                                                   $     1,675                 $        819
                                                                ===========                 ============



     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at September 30, 2000 and the results of operations for the three and nine-month periods ended September 30, 2000 and 1999 and the cash flows for the nine-month periods ended September 30, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 1999 data to conform to the 2000 presentation.

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

3. Other expense (income), net includes foreign currency gains and losses, which are recognized as incurred. The Company's functional currency for all of its foreign subsidiaries is the U.S. dollar. Other income for the first nine months of 2000 also includes $2,230,000 of business interruption insurance proceeds related to lost sales and margins as a result of a fire at a vendor's facility during 1999. The insurance claim was fully settled during the second quarter of 2000.

4. In the ordinary course of business, the Company enters into various material purchase agreements with its vendors, some of which contain minimum purchase quantity commitments extending beyond one year. Future purchase commitments are not expected to exceed normal usage requirements.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Receivables as of September 30, 2000 increased 9.5%, or $2,295,000, from the December 31, 1999 balance primarily due to an 8.5% increase in sales for the third quarter of 2000 compared to the fourth quarter of 1999. Inventories increased 26.1% as the company increased stocking levels of certain long-lead electronic items. Property, plant and equipment (at cost) increased $1,789,000 due to normal equipment purchases partially offset by asset retirements. Prepaid expenses increased $579,000 due to timing of annual payments such as insurance premiums. Prepaid pension decreased $428,000 since December 31, 1999, due to the recording of normal pension expense with no funding payments required as a result of the overfunded status of the plan.

Since December 31, 1999, short-term debt increased $6,050,000 to fund increased working capital, fixed asset additions and repayment of long-term debt. Accrued compensation and employee benefits decreased $1,773,000 due primarily to payment of 1999 incentives during the first quarter of 2000. Income and other taxes payable increased $2,178,000 due to the timing of estimated tax payments.

Changes in accrued non-pension postretirement benefits and other accrued employee benefits since December 31, 1999, were primarily due to the timing of benefit payments. Long-term debt and the current maturities of long-term debt decreased $3,932,000 due to regular monthly debt repayments.

Since December 31, 1999, common stock and capital in excess of par value both increased due to new shares issued in connection with stock options exercised and ESSOP purchases. Treasury stock increased due to shares repurchased during the period. Employee benefit stock decreased $300,000 due to the regular repayment of the ESSOP debt.

As of September 30, 2000, the Company had approximately $51,205,000 of credit facilities with domestic and foreign banks of which $30,048,000 was in use. This compares to $26,247,000 in use at September 30, 1999 and $28,082,000 at December 31, 1999. The Company believes that the present lines of credit are adequate to meet operating requirements and future capital needs.

Results of Operations

Net sales for the third quarter of 2000 of $39,508,000 reflect a 5.2% increase from the third quarter of 1999. This increase was primarily due to increased sales of water meters to utilities, partially offset by lower sales of industrial products. For the nine-month period ended September 30, 2000, sales of $112,260,000 represented a 1.9% decrease from the first nine months of 1999. This decrease was primarily due to lower sales of both utility and industrial products due to several factors. A September 1999 fire at the facility of one of the company's principal vendors continued to negatively impact sales in the first half of 2000, although the impact of those lost sales on net income was offset by business interruption insurance proceeds. The six-month Federal Communications Commission freeze, which ended in December 1999, continued to have an impact on sales of certain automatic meter reading products due to the disruption of the sales cycle. In addition, a major automated meter reading systems alliance partner filed bankruptcy during the first quarter of 2000, which continues to create confusion in the market place and impact sales opportunities for products that were under development with that partner. Competitive market pressures and the stronger dollar had a negative impact on sales of certain industrial products, particularly in Europe. Increased sales of water meters to commercial/industrial and submetering customers only partially offset these negative factors.

Also, a one-time manufacturing problem resulted in increased scrap levels and reduced margins during the second quarter of 2000. This problem was identified by the company and corrected during the second quarter, but certain deliveries of product were delayed while the problem was being addressed.

Gross margins decreased from 39.7% in the third quarter of 1999 to 36.6% in the third quarter of 2000 due primarily to a higher mix of international sales of water meters with lower margins than domestic meter sales. The nine-month margins for 2000 were 36.3%, down from 39.4% for the first nine months of 1999 due to the increased international water meter sales and a one-time manufacturing problem during the second quarter of 2000. Also, both the quarter and year-to-date margins were affected by the higher capacity levels in 2000 compared to 1999, which resulted in less favorable manufacturing variances.

Selling, engineering and administrative costs were up 1.8% for the third quarter of 2000 compared to the same quarter in 1999, and were relatively flat for the nine-month period, due to lower incentive accruals and cost controls offsetting personnel and expense increases. Interest expense increased between the periods due to higher interest rates and higher debt balances, including new long-term debt associated with an August 1999 stock repurchase.

Other expense (income), net, for the first nine months of 2000 included $2,230,000 of business interruption insurance proceeds related to lost sales and margins as a result of a fire at a vendor's facility in 1999. The claim was fully settled during the second quarter and, as such, no proceeds are included in the third quarter results.

The effective tax rate was 37.0% for the third quarter of 2000 and 37.3% for the nine-month period, down from 38.5% for both the third quarter and nine-month period in 1999 due primarily to the favorable settlement of a tax audit in late 1999 and certain foreign tax credits.

Earnings for the third quarter of 2000 were $1,948,000, a decrease of 19.5% over third quarter 1999 earnings of $2,420,000 primarily due to lower margins. Earnings for the nine-month period decreased 21.1% due to lower sales and margins.

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

                           Part II - Other Information

Item 6   Exhibits and Reports on Form 8-K

(a)   Exhibits:

      (27.0)     Financial Data Schedule

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K filed for the three months ended September 30, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        BADGER METER, INC.
                                        ------------------



Dated:  October 19, 2000                By /S/  Richard A. Meeusen
                                          ------------------------
                                          Richard A. Meeusen
                                          Vice President - Finance and Treasurer
                                          Chief Financial Officer





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