Form 10-K405
period 2000-12-31
BADGER METER INC
filed 2001-03-27
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended DECEMBER 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________to____________

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

                                        Name of each exchange
Title of class:                         on which registered:
COMMON STOCK                            AMERICAN STOCK EXCHANGE
COMMON SHARE PURCHASE RIGHTS            AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $82,392,016 as of February 28, 2001. At February 28, 2001, the registrant had 3,209,524 shares of Common Stock outstanding.

                      Documents Incorporated by Reference:

     Parts I and II incorporate information by reference from the company's 2000 Annual Report to Shareholders.

     Part III incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2001 [to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year].

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

          The company has five major product lines: residential and commercial/industrial water meters (with related technologies), automotive fluid meters, small precision valves and industrial process meters. Water meters and related systems produce the majority of the company's sales. A "water meter system" generally consists of a water meter, a register (some with an interface technology for communicating the reading), packaging and the monitoring or computerized management system used to collect and relay the reading.

          The company's products are primarily manufactured and assembled in the company's Milwaukee, Wisconsin, Tulsa, Oklahoma, and Rio Rico, Arizona facilities. Assembly is also done in the company's Nogales, Mexico and Stuttgart, Germany facility.

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

                                   Competition

          There are several competitors in each of the markets in which the company sells its products, and the competition varies from moderate to intense. Major competitors include Invensys, Inc., Schlumberger Industries, Inc. and ABB-Kent Meters, Inc. A number of the company's competitors in certain markets have greater financial resources. The company believes it currently provides the leading technology in certain types of automated and automatic water meter systems and high precision valves. As a result of significant research and development activities, the company enjoys favorable patent positions for several of its products.

                                     Backlog

          The dollar amount of the company's total backlog of unshipped orders at December 31, 2000 and 1999 was $20,400,000 and $24,985,000, respectively. The company expects to ship nearly all of the December 31, 2000 backlog in 2001.

                                  Raw Materials

          Raw materials used in the manufacture of the company's products include metal or alloys (such as bronze, aluminum, stainless steel, cast iron, brass and stellite), plastic resins, glass, microprocessors and other electronic subassemblies and components. There are multiple sources for these raw materials, but the company purchases some bronze castings and certain electronic subassemblies from single suppliers. The company believes these items would be available from other sources, but that the loss of its current suppliers would result in higher cost of materials, delivery delays, short-term increases in inventory and higher quality control costs. The company carries business interruption insurance on key suppliers. Prices may also be affected by world commodity markets.

                            Research and Development

          Expenditures for research and development activities relating to the development of new products, the improvement of existing products and manufacturing process improvements were $6,562,000 during 2000, as compared to $6,012,000 during 1999 and $6,105,000 during 1998. Research and development activities are primarily sponsored by the company. The company also engages in some joint research and development with other companies.

                                Intangible Assets

          The company owns or controls many patents, trademarks, trade names and license agreements in the United States and other countries that relate to its products and technologies. No single patent, trademark, trade name or license is material to the company's business as a whole.

                            Environmental Protection

          The company is subject to contingencies relative to compliance with Federal, State and local provisions and regulations relating to the protection of the environment. Currently the company is in the process of resolving issues relative to two landfill sites. The company does not believe the ultimate resolution of either of these claims will have a material adverse effect on the results of operations. Expenditures during 2000 and 1999 for compliance with environmental control provisions and regulations were not material and the company does not anticipate any material future expenditures.

          To insure compliance with environmental regulations at company sites, the Board of Directors has established a Compliance Committee that monitors the company's compliance with various regulatory authorities in regard to environmental matters, among other things.

                                    Employees

          The company and its subsidiaries employed 956 persons at December 31, 2000, of which 245 employees are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The company is currently operating under a four-year contract with the union, which expires on October 31, 2004. The company has good relations with the union and all of its employees.

                       Foreign Operations and Export Sales

          The company has distributors and sales representatives throughout the world. Additionally, the company has a sales, assembly and distribution facility in Stuttgart, Germany, sales and customer service offices in Mexico City and Singapore, and two assembly facilities in Nogales, Mexico. The company exports products manufactured in Milwaukee, Wisconsin, Tulsa, Oklahoma, and Rio Rico, Arizona.

          Information about the company's foreign operations and export sales is included in Note 10 in the Notes to Consolidated Financial Statements of the company's 2000 Annual Report to Shareholders and such information is incorporated herein by reference.

                  Financial Information about Industry Segments

          The company operates in one industry segment as a marketer and manufacturer of various flow measurement and control products.

 Item 2.  Properties

          The principal facilities utilized by the company at December 31, 2000, are listed below. Except as indicated, the company owns all of such facilities in fee simple.


                                                                Approximate Area
Location                 Principal Use                           (Square Feet)
--------                 -------------                          ----------------
Milwaukee, Wisconsin     Manufacturing and offices               323,000
Tulsa, Oklahoma          Manufacturing and offices                77,500 (1)
Rio Rico, Arizona        Manufacturing and offices                36,000
Nogales, Mexico          Assembly, manufacturing and offices      41,700 (2)
Nogales, Mexico          Assembly, manufacturing and offices      18,350 (3)
Stuttgart, Germany       Assembly, manufacturing and offices      23,000 (4)

(1)    Includes 18,000 sq. ft. leased facility.  Lease term expires May 1, 2001.
(2)    Leased facility.  Lease term expires January 31, 2002.
(3)    Leased facility.  Lease term expires October 31, 2002.
(4)    Leased facility.  Lease term expires December 31, 2005.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of the company's shareholders during the quarter ended December 31, 2000.

                        Executive Officers of the Company

          The following table sets forth certain information regarding the executive officers of the company.

                                                                         Age at
Name                       Position                                    2/28/2001
----                       --------                                    ---------

James L. Forbes            Chairman, President and Chief                  68
                           Executive Officer

Robert D. Belan            Executive Vice President - Operations          60

Richard A. Meeusen         Executive Vice President - Administration      46

Robert M. Bullis           Vice President - Manufacturing                 51

Ronald H. Dix              Vice President - Human Resources               56

Deirdre C. Elliott         Vice President - Corporate Counsel             44
                           and Secretary

Richard E. Johnson         Vice President - Finance, Chief Financial      46
                           Officer and Treasurer

Beverly L.P. Smiley        Vice President - Controller                    51

Kenneth E. Smith           Vice President - Industrial Products           52
                           and International

Dennis J. Webb             Vice President - Customer Solutions            53

Daniel D. Zandron          Vice President - Utility Products              52

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

          Mr. Forbes was elected Chairman, President and Chief Executive Officer in February 2001. Mr. Forbes served as Chairman and Chief Executive Officer from April 1999 to February 2001. Prior to that date, Mr. Forbes served as President and Chief Executive Officer for more than five years.

          Mr. Belan was elected Executive Vice President - Operations in February 2001. Mr. Belan served as President and Chief Operating Officer from April 1999 to February 2001. Mr. Belan served as Executive Vice President from April 1998 to April 1999. Prior to that date, Mr. Belan served as Vice President -- Utility for more than five years.

          Mr. Meeusen was elected Executive Vice President -- Administration in February 2001. Mr. Meeusen served as Treasurer from January 1996 to February 2001. In addition, Mr. Meeusen served as Vice President -- Finance and Chief Financial Officer from November 1995 to February 2001.

          Mr. Bullis was elected Vice President -- Manufacturing in February 2001. He served as Vice President -- Operations from November 1999 to February 2001. Prior to that date, Mr. Bullis served as Vice President -- Operations -- Utility for more than five years.

          Mr. Dix was elected Vice President -- Human Resources in February 2001. Prior to that date, Mr. Dix served as Vice President -- Administration and Human Resources for more than five years.

          Ms. Elliott has served as Vice President -- Corporate Counsel and Secretary for more than five years.

          Mr. Johnson joined the company and was elected Vice President -- Finance, Chief Financial Officer and Treasurer in February 2001. Prior to joining the company, Mr. Johnson served as Director of Business Support for the Energy Delivery Business of Wisconsin Electric Power Company from 1999 to December 2000. From 1996 to 1999, Mr. Johnson served as the Director of Business Support for the Distribution Operations of Wisconsin Electric Power Company, and from 1994 to 1996, served as the Director of Support Services for Wisconsin Natural Gas.

          Ms. Smiley was elected Vice President -- Controller in November 1999. Ms. Smiley served as Corporate Controller from April 1997 to November 1999. Prior to that date, Ms. Smiley served as Accounting Manager of the company for more than five years.

          Mr. Smith was elected Vice President -- Industrial Products and International in November 2000. Mr. Smith served as Vice President -- Industrial and Commercial Products from January 2000 to November 2000. Prior to joining the company, Mr. Smith served as President of Peek Measurement Group for more than five years.

          Mr. Webb was elected Vice President -- Customer Solutions in April 2000. Mr. Webb served as Vice President -- Engineering and Quality from November 1999 to April 2000. Prior to that date, Mr. Webb served as Vice President -- Engineering and Quality -- Utility for more than five years.

          Mr. Zandron was elected Vice President -- Utility Products in November 2000. Mr. Zandron served as Vice President -- Commercial and Industrial Products, and a number of similar capacities, from January 2000 to November 2000. From May 1999 to January 2000, Mr. Zandron served as Vice President -- Commercial and Industrial Products -- Utility. Prior to that date, Mr. Zandron served as Vice President -- Commercial and Industrial and Marketing for more than five years.


                                     Part II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

          The information set forth on page 21 in the company's 2000 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 6.   Selected Financial Data

          The information set forth on pages 1 and 23 in the company's 2000 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The information set forth on pages 9, 10 and 11 in the company's 2000 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 7.a. Quantitative and Qualitative Disclosures of Market Risk

          The information set forth on page 11 under the heading "Market Risk" in the company's 2000 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 8.   Financial Statements and Supplementary Data

          Consolidated financial statements of the company at December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 and the auditor's report thereon and the company's unaudited quarterly financial data for the two-year period ended December 31, 2000 are incorporated herein by reference from the 2000 Annual Report to Shareholders, pages 12 through 22.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

          Information required by this Item with respect to directors is included under the headings "Nomination and Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2001, and is incorporated herein by reference.

          Information concerning the executive officers of the company is included in Part I of this Form 10-K.

Item 11.  Executive Compensation

          Information required by this Item is included under the headings "Nomination and Election of Directors -- Director Compensation" and "Executive Compensation" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2001, and is incorporated herein by reference; provided, however, that the subsection entitled "Executive Compensation -- Board Management Review Committee Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Information required by this Item is included under the heading "Stock Ownership of Management and Others" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2001, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

          Information required by this Item is included under the headings "Management Review Committee Interlocks and Insider Participation" and "Certain Transactions" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2001, and is incorporated herein by reference.

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

          (b) Reports on Form 8-K

              No report on Form 8-K was filed by the registrant during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BADGER METER, INC.
Registrant

By:     /s/ Richard A. Meeusen
        ----------------------
        Richard A. Meeusen
        Vice President -- Finance and Treasurer
        Chief Financial Officer

        February 9, 2001

By:     /s/ Beverly L.P. Smiley
        -----------------------
        Beverly L.P. Smiley
        Vice President -- Controller

        February 9, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ James L. Forbes                       /s/ Robert D. Belan
------------------------------------      --------------------------------------
James L. Forbes                           Robert D. Belan
Chairman and                              President and
Chief Executive Officer                   Chief Operating Officer
February 9, 2001                          February 9, 2001

/s/ Steven J. Smith                       /s/ Ulice Payne, Jr.
------------------------------------      --------------------------------------
Steven J. Smith                           Ulice Payne, Jr.
Director                                  Director
February 9, 2001                          February 9, 2001

/s/ Charles F. James, Jr.                 /s/ Andrew J. Policano
------------------------------------      --------------------------------------
Charles F. James, Jr.                     Andrew J. Policano
Director                                  Director
February 9, 2001                          February 9, 2001

/s/ Donald J. Schuenke                    /s/ Kenneth P. Manning
------------------------------------      --------------------------------------
Donald J. Schuenke                        Kenneth P. Manning
Director                                  Director
February 9, 2001                          February 9, 2001

/s/ John J. Stollenwerk                   /s/ James O. Wright, Jr.
------------------------------------      --------------------------------------
John J. Stollenwerk                       James O. Wright, Jr.
Director                                  Director
February 9, 2001                          February 9, 2001

                               BADGER METER, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                           Page References
                                                     Annual Report
                                                         to
                                                      Shareholders    Form 10-K
                                                      Page Number    Page Number
                                                     -------------   -----------
Item 14(a) 1

   Financial statements:
     Consolidated balance sheets at
       December 31, 2000 and 1999                         13

     Consolidated statements of operations
       for each of the three years in the
       period ended December 31, 2000                     12

     Consolidated statements of cash flows
       for each of the three years in the
       period ended December 31, 2000                     14

     Consolidated statements of shareholders'
       equity for each of the three years in
       the period ended December 31, 2000                 15

     Notes to consolidated financial
       statements                                      16 -- 21

     Report of Ernst & Young LLP,
       Independent Auditors                               22


Item 14(a) 2

   Financial statement schedules:
     Consolidated schedules for each of
       the three years in the period ended
       December 31, 2000
         II -- Valuation and qualifying accounts                           F-1

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and the notes thereto.

                               BADGER METER, INC.

          SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 2000, 1999 and 1998

                                     Balance at    Additions     Deductions      Balance
                                     beginning     charged to    from            at end
                                     of year       earnings      allowances      of year

Allowance for doubtful receivables:

           2000                      $496,000      $154,000      $ 24,000 (a)     $626,000
                                     ========      ========      ===========      ========

           1999                      $369,000      $ 95,000      $(32,000)(a)     $496,000
                                     ========      ========      ===========      ========

           1998                      $308,000      $151,000      $ 90,000 (a)     $369,000
                                     ========      ========      ===========      ========


Warranty/after-sale cost reserve:

           2000                    $3,835,000    $1,503,000       $2,093,000    $3,245,000
                                   ==========    ==========       ==========    ==========

           1999                    $4,386,000    $1,368,000       $1,919,000    $3,835,000
                                   ==========    ==========       ==========    ==========

           1998                    $3,630,000    $2,783,000       $2,027,000    $4,386,000
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

 (3.1)          Restated By-Laws as amended February 9, 2001.

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

 (10.3) * Badger Meter, Inc. 1995 Stock Option Plan. [Incorporated by reference from Exhibit (4.1) to the Registrant's Form S-8
                Registration Statement (Registration No. 33-62239)].

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

(10.9)* Forms of the Key Executive Employment and Severance Agreements between Badger Meter, Inc. and the applicable executive officers. [Incorporated by reference from Exhibit (10.0) to the Registrant's Quarterly Report on Form 10-Q for the period ended
                September 30, 1999].

(10.10)*        Badger Meter, Inc. 1999 Stock Option Plan.

(10.11)*        Badger Meter, Inc. Amendment to Deferred Compensation Plan.

(13.0) Portions of the Annual Report to Shareholders that are incorporated by reference.

(21.0)          Subsidiaries of the Registrant.

(23.0)          Consent of Ernst & Young LLP, Independent Auditors.

(99.0)          Definitive Proxy Statement for the Annual Meeting of
                Shareholders to be held April 27, 2001. [To be filed with the Securities and Exchange Commission under Regulation 14A within
                120 days after the end of the Registrant's fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12 and 13 of this Form 10-K, the definitive Proxy
                Statement is not deemed filed as part of this report].

*A management contract or compensatory plan or arrangement.