Form 10-Q
period 2001-04-25
BADGER METER INC
filed 2001-04-26
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

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
             (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                                   Outstanding at April 20, 2001
-----------------------------                      -----------------------------

Common Stock, $1.00 par value                               3,213,766

                               BADGER METER, INC.

                                      INDEX




                                                                                                 Page No.
                                                                                                 --------
Part I.  Financial Information:

   Item 1       Financial Statements:

                Consolidated Condensed Balance Sheets - -
                March 31, 2001 and December 31, 2000                                                 3

                Consolidated Condensed Statements of Operations - -
                Three Months Ended March 31, 2001 and 2000                                           4

                Consolidated Condensed Statements of Cash Flows - -
                Three Months Ended March 31, 2001 and 2000                                           5

                Notes to Consolidated Condensed Financial Statements                                 6

   Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                  7

Part II. Other Information:

   Item 6(a)    Exhibits                                                                             9

   Item 6(b)    Reports on Form 8-K                                                                  9



                      Part I - Financial Information
                               BADGER METER, INC.

Item 1 Financial Statements

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                    Assets                       March 31,                   December 31,
                                    ------                         2001                          2000
                                                                   ----                          ----
                                                                (Unaudited)
Current assets:
     Cash                                                       $     1,765                  $     4,237
     Receivables                                                     20,414                       19,006
     Inventories:
       Finished goods                                                 4,365                        4,221
       Work in process                                                8,905                        8,428
       Raw materials                                                  8,061                        7,673
                                                                -----------                  -----------
         Total inventories                                           21,331                       20,322

     Prepaid expenses                                                 1,212                          952
                                                                -----------                  -----------
         Total current assets                                        44,722                       44,517
Property, plant and equipment, at cost                               91,614                       89,716
     Less accumulated depreciation                                  (48,817)                     (47,122)
                                                                ------------                 -----------
        Net property, plant and equipment                            42,797                       42,594

Intangible assets, at cost less accumulated amortization              1,052                        1,097
Prepaid pension                                                       5,207                        5,440
Deferred income taxes                                                 1,392                        1,396
Other assets                                                          3,832                        3,666
                                                                -----------                  -----------
Total assets                                                    $    99,002                  $    98,710
                                                                ===========                  ===========

                          Liabilities and Shareholders' Equity
                          ------------------------------------

Current liabilities:
     Short-term debt                                            $    17,066                  $    17,769
     Current portion of long-term debt                                5,340                        5,248
     Payables                                                         9,811                        7,188
     Accrued compensation and employee benefits                       3,532                        3,344
     Other accrued liabilities                                        3,240                        3,245
     Income and other taxes                                           1,003                          901
                                                                -----------                  -----------
         Total current liabilities                                   39,992                       37,695
Accrued non-pension postretirement benefits                           6,539                        6,669
Other accrued employee benefits                                       5,044                        5,083
Long-term debt                                                        4,173                        5,944
Shareholders' equity:
     Common Stock                                                     4,645                        4,610
     Capital in excess of par value                                  15,103                       14,713
     Reinvested earnings                                             50,367                       50,536
     Less: Employee benefit stock                                    (1,900)                      (2,300)
           Treasury stock, at cost                                  (24,961)                     (24,240)
                                                                ------------                 -----------
         Total shareholders' equity                                  43,254                       43,319
                                                                -----------                  -----------
Total liabilities and shareholders' equity                      $    99,002                  $    98,710
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

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (Dollars in Thousands Except Share Amounts)
                                   (Unaudited)


                                                                      Three Months Ended
                                                                           March 31,
                                                                           ---------
                                                              2001                       2000
                                                              ----                       ----
Net sales                                              $    35,454                $    36,907

Cost of sales                                               23,427                     22,618
                                                       -----------                -----------

Gross margin                                                12,027                     14,289

Selling, engineering and
     administration                                         10,206                     10,701
                                                       -----------                -----------

Operating earnings                                           1,821                      3,588

Interest expense                                               456                        515

Other expense (income), net                                    (50)                      (716)
                                                       ------------               -----------

Earnings before income taxes                                 1,415                      3,789

Provision for income taxes                                     481                      1,432
                                                       -----------                -----------

Net earnings                                           $       934                $     2,357
                                                       ===========                ===========

Per share amounts:  *

   Earnings per share:
     Basic                                             $       .29                $       .71
                                                       ===========                ===========
     Diluted                                           $       .28                $       .67
                                                       ===========                ===========

   Dividends declared:
     Common Stock                                      $       .25                $       .22
                                                       ===========                ===========

   Shares used in computation of:
     Basic                                               3,210,104                  3,310,517
     Impact of dilutive stock
       options                                             121,022                    196,536
                                                       -----------                -----------

     Diluted                                             3,331,126                  3,507,053
                                                       ===========                ===========



*Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not necessarily equal the total for the year.

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                                     ---------
                                                                       2001                         2000
                                                                       ----                         ----
Operating activities:
   Net earnings                                                 $       934                  $     2,357
   Adjustments to reconcile net
     earnings to net cash provided
     by (used for) operations:
       Depreciation                                                   1,695                        1,654
       Amortization                                                      45                           30
       Tax benefit on stock options                                     169                          229
       Noncurrent employee benefits                                     464                          (25)
       Deferred income taxes                                              4                          (23)
       Changes in:
         Receivables                                                 (1,408)                      (3,002)
         Inventory                                                   (1,009)                      (2,831)
         Current liabilities other than short-term debt               2,739                       (1,323)
         Prepaid expenses and other                                    (260)                        (224)
                                                                ------------                 -----------
   Total adjustments                                                  2,439                       (5,515)
                                                                -----------                  -----------
Net cash provided by (used for) operations                            3,373                       (3,158)
                                                                -----------                  -----------

Investing activities:
   Property, plant and equipment                                     (1,898)                      (1,434)
   Other - net                                                         (166)                         171
                                                                ------------                 -----------
Net cash provided by (used for) investing activities                 (2,064)                      (1,263)
                                                                ------------                 -----------

Financing activities:
   Net increase (decrease) in short-term debt                          (703)                       3,406
   Repayments of long-term debt                                      (1,679)                      (1,191)
   Dividends                                                         (1,103)                        (712)
   Stock options and ESSOP                                              425                          722
   Treasury stock transactions                                         (721)                        (645)
                                                                ------------                 -----------
Net cash provided by (used for)
   financing activities                                              (3,781)                       1,580
                                                                ------------                 -----------

Increase (decrease) in cash                                          (2,472)                      (2,841)
Beginning of year                                                     4,237                        3,752
                                                                -----------                  -----------
End of period                                                   $     1,765                 $        911
                                                                ===========                 ============

Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the period for:
     Income taxes                                               $       342                 $        156
                                                                ===========                 ============
     Interest                                                   $       465                 $        523
                                                                ===========                 ============


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at March 31, 2001 and the results of operations for the three month periods ended March 31, 2001 and 2000 and the cash flows for the three-month periods ended March 31, 2001 and 2000. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 2000 data to conform to the 2001 presentation.

2. The consolidated condensed balance sheet at December 31, 2000, was derived from amounts included in the Annual Report to Shareholders, which was incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 2000. Refer to the footnotes in those reports for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as discussed below and as a result of normal transactions in the interim.

3. Other expense (income), net includes foreign currency gains and losses, which are recognized as incurred. The Company's functional currency for all of its foreign subsidiaries is the U.S. dollar. Other income for the first three months of 2000 also includes $750,000 of business interruption insurance proceeds related to lost sales and margins as a result of a fire at a vendor's facility during 1999. The insurance claim was fully settled during the second quarter of 2000.

4. In the ordinary course of business, the Company enters into various material purchase agreements with its vendors, some of which contain minimum purchase quantity commitments extending beyond one year. Future purchase commitments are not expected to exceed normal usage requirements.

5. For 2001, Statement of Financial Accounting Standards No. 133 (SFAS), "Accounting for Derivative Instruments and Hedging Activities," became effective for the Company. SFAS 133 has not had a material effect on the Company's results of operations, financial position or disclosures.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Cash at March 31, 2001 has declined as compared to the balance at December 31, 2000 because a significant payment was received on the last business day of 2000 and has now been put to use for working capital and other needs.

Receivables as of March 31, 2001 increased 7.4%, or $1,408,000, from the December 31, 2000 balance due to the timing of sales. Inventories increased 5.0%, or $1,009,000, as the company increased stocking levels of certain long-lead electronic items.

Prepaid expenses increased since December 31, 2000 as annual insurance payments are made in the first quarter. Property, plant and equipment (at cost) increased $1,898,000 due to normal equipment purchases.

Since December 31, 2000, short-term debt decreased $703,000 as a result of increased cash generated from operations. Payables increased $2,623,000 due to regular timing of payment processing. Long-term debt and the current maturities of long-term debt decreased $1,679,000 due to regular monthly debt repayments.

Common stock and capital in excess of par value both increased at March 31, 2001 due to new shares issued in connection with stock options exercised and ESSOP purchases. Treasury stock increased due to shares repurchased during the period. Employee benefit stock decreased $400,000 due to the regular repayment of the ESSOP debt and the related release of shares.

As of March 31, 2001, the Company had approximately $43,521,000 of short-term credit facilities with domestic and foreign banks of which $17,066,000 was in use. This compares to $15,108,000 in use at March 31, 2000 and $17,769,000 at December 31, 2000. The Company believes that the present lines of credit are adequate to meet operating requirements and future capital needs. The Company also believes it would have no difficulty securing additional term debt.

Results of Operations

Net sales for the first quarter of 2001 of $35,454,000 reflect a 3.9% decrease as compared to the first quarter of 2000. The decrease was principally due to lower sales of residential and commercial/industrial water meters and related technologies, offset somewhat by increases in industrial product sales. In addition, the first quarter of 2000 contains approximately $1,663,000 in sales of product lines that were discontinued in 2000. The decline in water meter sales is a result of several factors. The market for the Company's products is reflecting the effects of the general economic slowdown. In addition, increased competition and new entrants to the market have had a negative impact on sales, particularly on higher priced automated meter reading products. This was offset somewhat by increases in lower-priced local read water meters.

Gross margins decreased from 38.7% in the first quarter of 2000 to 33.9% in the first quarter of 2001 due to lower sales of automated meter reading products, which carry higher margins than sales of local read water meter products. Also, the margins for the quarter were affected by several large lower-margin projects during the quarter and higher costs associated with increased manufacturing capacity.

Selling, engineering and administration costs were down 4.6% for the first quarter of 2001 compared to the same quarter in 2000 due to lower incentive accruals and cost controls offsetting personnel and expense increases, as well as reductions in costs associated with discontinued product lines.

Interest expense decreased between the periods due to lower interest rates and reduced debt. Other expense (income), net, for the first three months of 2000 included $750,000 of business interruption insurance proceeds related to lost sales and margins as a result of a fire at a vendor's facility in 1999. The claim was fully settled during the second quarter of 2000 and, as such, no proceeds are included in the first quarter of 2001.

The effective tax rate was 34.0% for the first quarter of 2001 and 37.8% for the first quarter in 2000 due to the effect of certain non-taxable items on lower than expected pre-tax income.

As a result of the above, earnings for the first quarter of 2001 were $934,000, a decrease of 60.4% from first quarter 2000 earnings of $2,357,000. Basic and diluted earnings per share declined 59.2% and 58.2%, respectively, for the first quarter of 2001 compared to the first quarter of 2000.

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

Forward Looking Statements

Certain statements contained in this document, as well as other information provided from time to time by the Company or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words "anticipate," "believe," "estimate," "expect," "think," "should" and "objective" or similar expressions are intended to identify forward looking statements. The forward looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things:

     -    the success or failure of new product offerings

     - the actions and financial condition of competitors and alliance partners

     -    changes in competitive pricing and bids in the marketplace

     -    changes in domestic conditions, including housing starts

     - changes in foreign economic conditions, including currency fluctuations

     -    changes in laws and regulations

     - changes in customer demand and fluctuations in the prices of and availability of purchased raw materials and parts.

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

                           Part II - Other Information

Item 6 Exhibits and Reports on Form 8-K

(a)  Exhibits:

     None

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed for the three months ended March 31, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         BADGER METER, INC.
                                         ------------------



Dated:  April 25, 2001                 By /S/  Richard E. Johnson
                                          -----------------------
                                          Richard E. Johnson
                                          Vice President - Finance and Treasurer
                                          Chief Financial Officer





                                       By /S/  Beverly L.P. Smiley
                                          ------------------------
                                          Beverly L.P. Smiley
                                          Vice President - Controller