Form 10-Q
period 2001-06-30
BADGER METER INC
filed 2001-07-19
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                                  Outstanding at July 13, 2001
-----------------------------                     ----------------------------
Common Stock, $1.00 par value                            3,202,649

                               BADGER METER, INC.

                                      INDEX



                                                                                                 Page No.
                                                                                                 --------
Part I.  Financial Information:

   Item 1       Financial Statements:

                Consolidated Condensed Balance Sheets --
                June 30, 2001 and December 31, 2000                                                  3

                Consolidated Condensed Statements of Operations --
                Three and Six Months Ended June 30, 2001 and 2000                                    4

                Consolidated Condensed Statements of Cash Flows --
                Six Months Ended June 30, 2001 and 2000                                              5

                Notes to Consolidated Condensed Financial Statements                                 6

   Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                  7

   Item 3       Quantitative and Qualitative Disclosures about Market Risk                           9

Part II. Other Information:

   Item 4       Submission of Matters to a Vote of Security Holders                                  10

   Item 5       Market for Registrant's Common Equity and Related Stockholder Matters                10

   Item 6(a)    Exhibits                                                                             11

   Item 6(b)    Reports on Form 8-K                                                                  11

   Exhibit Index                                                                                     13

                         Part I - Financial Information
                               BADGER METER, INC.

Item 1   Financial Statements

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)



                                            Assets                  June 30,      December 31,
                                            ------                   2001             2000
                                                                     ----             ----
                                                                  (Unaudited)


Current assets:
     Cash                                                       $     1,784        $     4,237
     Receivables                                                     22,329             19,006
     Inventories:
       Finished goods                                                 4,831              4,221
       Work in process                                                8,430              8,428
       Raw materials                                                  8,356              7,673
                                                                -----------        -----------
         Total inventories                                           21,617             20,322

     Prepaid expenses                                                 1,123                952
                                                                -----------        -----------
         Total current assets                                        46,853             44,517

Property, plant and equipment, at cost                               92,024             89,716
     Less accumulated depreciation                                  (49,934)           (47,122)
                                                                -----------        -----------
        Net property, plant and equipment                            42,090             42,594

Intangible assets, at cost less accumulated amortization              1,007              1,097
Prepaid pension                                                       4,975              5,440
Deferred income taxes                                                 1,394              1,396
Other assets                                                          3,656              3,666
                                                                -----------        -----------
Total assets                                                    $    99,975        $    98,710
                                                                ===========        ===========

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
     Short-term debt                                            $    24,798        $    17,769
     Current portion of long-term debt                                  100              5,248
     Payables                                                        10,530              7,188
     Accrued compensation and employee benefits                       3,806              3,344
     Other accrued liabilities                                        3,228              3,245
     Income and other taxes                                           1,405                901
                                                                -----------        -----------
         Total current liabilities                                   43,867             37,695
Accrued non-pension postretirement benefits                           6,459              6,669
Other accrued employee benefits                                       5,166              5,083
Long-term debt                                                        1,900              5,944
Shareholders' equity:
     Common Stock                                                     4,656              4,610
     Capital in excess of par value                                  15,349             14,713
     Reinvested earnings                                             50,115             50,536
     Less: Employee benefit stock                                    (1,900)            (2,300)
           Treasury stock, at cost                                  (25,637)           (24,240)
                                                                -----------        -----------
         Total shareholders' equity                                  42,583             43,319
                                                                -----------        -----------
Total liabilities and shareholders' equity                      $    99,975        $    98,710
                                                                ===========        ===========



     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)



                                             Three Months Ended                             Six Months Ended
                                                   June 30,                                     June 30,
                                                   -------                                      -------

                                           2001               2000                       2001             2000
                                           ----               ----                       ----             ----

Net sales                           $    33,949        $    35,845                $    69,403      $    72,752

Cost of sales                            23,007             23,851                     46,434           46,469
                                    -----------        -----------                -----------      -----------

Gross margin                             10,942             11,994                     22,969           26,283

Selling, engineering and
     administration                       9,890             10,523                     20,096           21,224
                                    -----------        -----------                -----------      -----------

Operating earnings                        1,052              1,471                      2,873            5,059

Interest expense                            394                565                        850            1,080

Other expense (income), net                (171)            (1,530)                      (221)          (2,246)
                                    -----------        -----------                -----------      -----------

Earnings before income taxes                829              2,436                      2,244            6,225

Provision for income taxes                  300                902                        781            2,334
                                    -----------        -----------                -----------      -----------

Net earnings                        $       529        $     1,534                $     1,463      $     3,891
                                    ===========        ===========                ===========      ===========

Per share amounts:  *

   Earnings per share:
     Basic                          $       .17        $       .46                $       .46      $      1.17
                                    ===========        ===========                ===========      ===========
     Diluted                        $       .16        $       .44                $       .44      $      1.11
                                    ===========        ===========                ===========      ===========

   Dividends declared -
     Common Stock                   $       .25        $       .22                $       .50      $       .43
                                    ===========        ===========                ===========      ===========

   Shares used in computation of:
     Basic                            3,170,236          3,323,458                  3,171,144        3,316,988
     Impact of dilutive stock
       options                          139,101            179,942                    128,180          186,472
                                    -----------        -----------                -----------      -----------

     Diluted                          3,309,337          3,503,400                  3,299,324        3,503,460
                                    ===========        ===========                ===========      ===========



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

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                               Six Months Ended
                                                                                   June 30,

                                                                       2001                       2000
                                                                       ----                       ----

Operating activities:
   Net earnings                                                 $     1,463                  $    3,891
   Adjustments to reconcile net
     earnings to net cash provided
     by (used for) operations:
       Depreciation                                                   3,276                       3,008
       Amortization                                                      90                          67
       Tax benefit on stock options                                     248                         283
       Noncurrent employee benefits                                     738                         428
       Deferred income taxes                                              2                         (28)
       Changes in:
         Receivables                                                 (3,323)                     (1,634)
         Inventory                                                   (1,295)                     (5,800)
         Current liabilities other than short-term debt               4,291                      (1,334)
         Prepaid expenses and other                                    (482)                       (186)
                                                                ------------                 -----------
   Total adjustments                                                  3,545                      (5,196)
                                                                ------------                 -----------
Net cash provided by (used for) operations                            5,008                      (1,305)
                                                                ------------                 -----------

Investing activities:
   Property, plant and equipment                                     (2,772)                     (3,408)
   Other - net                                                           10                        (172)
                                                                ------------                 -----------
Net cash provided by (used for) investing activities                 (2,762)                     (3,580)
                                                                ------------                 -----------

Financing activities:
   Net increase (decrease) in short-term debt                         7,029                       6,679
   Repayments of long-term debt                                      (9,192)                     (2,691)
   Dividends                                                         (1,573)                     (1,427)
   Stock options and ESSOP                                              434                         817
   Treasury stock transactions                                       (1,397)                       (959)
                                                                ------------                 -----------
Net cash provided by (used for)
   financing activities                                              (4,699)                      2,419
                                                                ------------                 -----------

Increase (decrease) in cash                                          (2,453)                     (2,466)
Beginning of year                                                     4,237                       3,752
                                                                ------------                 -----------
End of period                                                   $     1,784                 $     1,286
                                                                ============                ============




Supplemental disclosures of cash flow information:
   Cash paid (refunded) during the period for:
     Income taxes                                               $       346                 $       697
                                                                ============                ============
     Interest                                                   $       909                 $     1,144
                                                                ============                ============

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at June 30, 2001 and the results of operations for the three and six-month periods ended June 30, 2001 and 2000 and the cash flows for the six-month periods ended June 30, 2001 and 2000. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 2000 data to conform to the 2001 presentation.

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

3. Other expense (income), net includes foreign currency gains and losses, which are recognized as incurred. The Company's functional currency for all of its foreign subsidiaries is the U.S. dollar. Other income for the second quarter of 2000 also includes $1,480,000 of business interruption insurance proceeds related to lost sales and margins as a result of a fire at a vendor's facility during 1999. When combined with the $750,000 of insurance proceeds recorded in the first quarter of 2000, the total insurance proceeds recorded in the first six months of 2000 were $2,230,000. The insurance claim was fully settled during the second quarter of 2000.

4. In the ordinary course of business, the Company enters into various material purchase agreements with its vendors, some of which contain minimum purchase quantity commitments extending beyond one year. Future purchase commitments are not expected to exceed normal usage requirements.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

Cash at June 30, 2001 has declined as compared to the balance at December 31, 2000 because a significant payment was received on the last business day of 2000 and has now been put to use for working capital and other needs.

Receivables as of June 30, 2001 increased 17.5%, or $3,323,000, from the December 31, 2000 balance due to the timing of sales. Inventories increased 6.4%, or $1,295,000, as the Company increased stocking levels of certain long-lead electronic items.

Prepaid expenses increased since December 31, 2000 as annual insurance payments are made in the first quarter. Property, plant and equipment (at cost) increased $2,308,000 due to normal equipment purchases, net of retirements. Prepaid pension decreased as a result of pension expense incurred to date in 2001.

Since December 31, 2000, short-term debt increased $7,029,000, a net result of cash generated from operations and the Company's decision to utilize short-term debt to reduce higher rate long-term obligations that would have matured in August, 2002. As a result of the latter and regular long-term debt payments in the course of business, long-term debt and the current maturities of long-term debt declined $9,192,000. Payables increased $3,342,000 due to the timing of purchases and payment processing. Accrued compensation and employee benefits increased due to the timing of payments. Income and other taxes increased $504,000 since December 31, 2000 due to the timing of estimated tax payments.

Common stock and capital in excess of par value both increased at June 30, 2001 due to new shares issued in connection with stock options exercised and ESSOP purchases. Treasury stock increased due to shares repurchased during the period. Employee benefit stock decreased $400,000 due to the regular repayment of the ESSOP debt and the related release of shares.

As of June 30, 2001, the Company had approximately $43,000,000 of short-term credit facilities with domestic and foreign banks of which $24,798,000 was in use. The Company believes that the present lines of credit are adequate to meet operating requirements and future capital needs. The Company also believes it would have no difficulty securing additional term debt.

Results of Operations

Net sales for the second quarter of 2001 of $33,949,000 reflect a 5.3% decrease as compared to the second quarter of 2000. For the six-month period ended June 30, 2001, net sales decreased $3,349,000, or 4.6%, as compared to the same period in 2000. The decreases were principally due to lower sales of residential and commercial/industrial water meters and related technologies and lower sales of valves, offset somewhat by increases in automotive and other industrial product sales. In addition, the results contain approximately $1,314,000 and $2,977,000 of sales for the three and six-month periods, respectively, ending June 30, 2000 in sales of product lines that were no longer manufactured after 2000.

The decline in overall sales is a result of several factors. The market for the Company's products is reflecting the effects of the general economic slowdown. For residential water meters, increased competition and new entrants to the market have also had a negative impact on sales, particularly on higher priced automated meter reading products. These market conditions cause utility officials to move slowly and cautiously when making decisions on meter reading. Customers are focusing on their short-term needs and avoiding long-term investment in new technologies. The economic slowdown has affected commercial/industrial meter and research and control valve sales as more customers delay purchasing decisions until conditions improve. We believe that customers of commercial/industrial meters have also been delaying purchases pending release of the new compound meter line, which occurred in June, 2001.

Gross margins decreased from 33.5% in the second quarter of 2000 to 32.2% in the second quarter of 2001 due to lower sales of automated meter reading products, which carry higher margins than sales of local read water meter products. Also, the margins for the quarter were affected by several large lower-margin projects during the quarter and higher costs associated with underutilized manufacturing capacity. A one-time manufacturing problem resulted in increased scrap levels and reduced margins during the second quarter of 2000. For the six-month period ended June 30, 2001, gross margins declined to 33.1% from 36.1% in the same period in 2000 due to the same reasons discussed above.

Selling, engineering and administration costs were down 6.0% for the second quarter of 2001 compared to the same quarter in 2000 and down 5.3% for the six months ended June 30, 2001 as compared to the same period in 2000. The decreases are due to lower incentive accruals and cost controls offsetting personnel and expense increases, as well as reductions in costs associated with product lines no longer manufactured.

Interest expense decreased for both the quarter and on a year-to-date basis due to lower interest rates and reduced overall debt. Other expense (income), net, included $1,480,000 and $2,230,000, for the three and six-months ended June 30, 2000, respectively, of business interruption insurance proceeds related to lost sales and margins as a result of a fire at a vendor's facility in 1999. The claim was fully settled during the second quarter of 2000 and, as such, no proceeds are included in the 2001 results.

The effective tax rates were 36.2% for the second quarter of 2001 and 34.8% for the first six months of 2001. These rates are less than the statutory rates due to the effect of certain non-taxable items on lower than expected pre-tax income.

As a result of the above, earnings for the second quarter of 2001 were $529,000, a decrease of 65.5% from second quarter 2000 earnings of $1,534,000. Earnings for the six-month period ending June 30, 2001 were $1,463,000, a decline of 62.4% from the same period in 2000.

Other Matters

The Company is subject to contingencies relative to environmental laws and regulations. Currently, the Company is in the process of resolving issues relative to a landfill site. The Company does not believe the ultimate resolution of this claim will have a material adverse effect on the Company's financial position or results of operations. Provision has been made for all known settlement costs. No other risks or uncertainties were identified that could have a material impact on operations and no long-lived assets have become permanently impaired in value.

Item 3  Quantitative and Qualitative Disclosures about Market Risk

The Company's quantitative and qualitative disclosures about market risk are incorporated by reference from Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and have not materially changed since that report was filed.

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

                           Part II - Other Information


Item 4   Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of Shareholders was held April 27, 2001.

(b)      1.   The following table represents the aggregate votes related to the election of directors:



                                                                       Votes           Votes
         NAME                                                           FOR          WITHHELD        Not Voted
         ----                                                           ---          --------        ---------

         DIRECTORS ELECTED TO THREE-YEAR
         TERMS EXPIRING AT 2004 ANNUAL MEETING
         Kenneth P. Manning                                        2,905,092       13,225          291,207
         John J. Stollenwerk                                       2,910,608        7,709          291,207



         2. DIRECTORS CONTINUING IN OFFICE WITH TERMS EXPIRING AT THE 2003 ANNUAL MEETING
              Ulice Payne, Jr.
              Andrew J. Policano
              Steven J. Smith

         3. DIRECTORS CONTINUING IN OFFICE WITH TERMS EXPIRING AT THE 2002 ANNUAL MEETING
              James L. Forbes
              Charles F. James, Jr.
              James O. Wright, Jr.


(c)   Not applicable.


Item 5   Market for Registrant's Common Equity and Related Stockholder Matters

A shareholder wishing to include a proposal pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), in the proxy statement for the 2002 Annual Meeting of Shareholders must forward the proposal to the company by November 22, 2001. In addition, a shareholder who otherwise intends to present business at the 2002 Annual Meeting (including nominating persons for election as directors) must comply with the requirements set forth in the Company's Restated By-laws. Among other things, to bring business before an annual meeting, a shareholder must give written notice thereof, complying with the Restated By-laws, to the Secretary of the Company not less than 60 days and not more than 90 days prior to the second Saturday in the month of April (subject to certain exceptions if the annual meeting is advanced or delayed a certain number of days). Accordingly, if the Company does not receive notice of a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 prior to February 12, 2002, then the notice will be considered untimely and the Company will not be required to present such proposal at the 2002 Annual Meeting. If the Board of Directors chooses to present such proposal at the 2002 Annual Meeting, then the persons named in the proxy solicited by the Board of Directors for the 2002 Annual Meeting may exercise discretionary voting power with respect to such proposal.

                           Part II - Other Information

Item 6   Exhibits and Reports on Form 8-K

(a)   Exhibits:

      ( 3.1) (ii)     Restated By-laws as amended on April 27, 2001

(b)   Reports on Form 8-K:

      A Form 8-K was filed on April 27, 2001 to disclose the full contents of the Company's website, which was expanded in order to ensure full compliance with Regulation FD.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       BADGER METER, INC.



Dated July 18, 2001                  By /S/  Richard E. Johnson
                                        -----------------------
                                        Richard E. Johnson
                                        Vice President - Finance and Treasurer
                                        Chief Financial Officer





                                     By /S/  Beverly L.P. Smiley
                                        ------------------------
                                        Beverly L.P. Smiley
                                        Vice President - Controller

                                  EXHIBIT INDEX

                                                                    Page Number


( 3.0) (ii)  Restated By-laws as amended April 27, 2001                 14