Form 10-Q
period 2001-09-30
BADGER METER INC
filed 2001-10-18
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

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
                                                                 --------------

                                      None
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                                 Outstanding at October 12, 2001
-----------------------------                    -------------------------------

Common Stock, $1.00 par value                             3,186,687

                               BADGER METER, INC.

                                      INDEX




                                                                                                 Page No.
                                                                                                 --------

Part I.  Financial Information:

   Item 1       Financial Statements:

                Consolidated Condensed Balance Sheets - -
                September 30, 2001 and December 31, 2000                                             3

                Consolidated Condensed Statements of Operations - -
                Three and Nine Months Ended September 30, 2001 and 2000                              4

                Consolidated Condensed Statements of Cash Flows - -
                Nine Months Ended September 30, 2001 and 2000                                        5

                Notes to Consolidated Condensed Financial Statements                                 6

   Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                  7

   Item 3       Quantitative and Qualitative Disclosures about Market Risk                           9

Part II. Other Information:

   Item 6(a)    Exhibits                                                                             10

   Item 6(b)    Reports on Form 8-K                                                                  10

                                      -2-

                         Part I - Financial Information
                               BADGER METER, INC.
                                   (Unaudited)
Item 1   Financial Statements

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                Assets            September 30,             December 31,
                                                ------                2001                      2000
                                                                      ----                      ----
                                                                  (Unaudited)

Current assets:
     Cash                                                       $     2,502                  $     4,237
     Receivables                                                     21,551                       19,006
     Inventories:
       Finished goods                                                 5,686                        4,557
       Work in process                                                7,472                        8,092
       Raw materials                                                  8,855                        7,673
                                                                -----------                  -----------
         Total inventories                                           22,013                       20,322

     Prepaid expenses                                                 1,315                          952
                                                                -----------                  -----------
         Total current assets                                        47,381                       44,517
Property, plant and equipment, at cost                               91,199                       89,716
     Less accumulated depreciation                                  (49,968)                     (47,122)
                                                                ------------                 -----------
        Net property, plant and equipment                            41,231                       42,594

Intangible assets, at cost less accumulated amortization                805                        1,097
Prepaid pension                                                       4,742                        5,440
Deferred income taxes                                                 1,383                        1,396
Other assets                                                          3,690                        3,666
                                                                -----------                  -----------
Total assets                                                    $    99,232                  $    98,710
                                                                ===========                  ===========

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
     Short-term debt                                            $    21,737                  $    17,769
     Current portion of long-term debt                                  431                        5,248
     Payables                                                        10,862                        7,188
     Accrued compensation and employee benefits                       3,992                        3,344
     Other accrued liabilities                                        3,225                        3,245
     Income and other taxes                                           1,823                          901
                                                                -----------                  -----------
         Total current liabilities                                   42,070                       37,695
Accrued non-pension postretirement benefits                           6,368                        6,669
Other accrued employee benefits                                       5,263                        5,083
Long-term debt                                                        3,236                        5,944
Shareholders' equity:
     Common Stock                                                     4,663                        4,610
     Capital in excess of par value                                  15,454                       14,713
     Reinvested earnings                                             50,268                       50,536
     Less: Employee benefit stock                                    (1,900)                      (2,300)
           Treasury stock, at cost                                  (26,190)                     (24,240)
                                                                ------------                 -----------
         Total shareholders' equity                                  42,295                       43,319
                                                                -----------                  -----------
Total liabilities and shareholders' equity                      $    99,232                  $    98,710
                                                                ===========                  ===========


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)


                                            Three Months Ended                           Nine Months Ended
                                               September 30,                               September 30,
                                               -------------                               -------------

                                           2001               2000                       2001             2000
                                           ----               ----                       ----             ----

Net sales                           $    35,575        $    39,508                $   104,978      $   112,260

Cost of sales                            24,207             25,029                     70,641           71,498
                                    -----------        -----------                -----------      -----------

Gross margin                             11,368             14,479                     34,337           40,762

Selling, engineering and
     administration                       9,310             10,693                     29,406           31,917
                                    -----------        -----------                -----------      -----------

Operating earnings                        2,058              3,786                      4,931            8,845

Interest expense                            332                572                      1,182            1,652

Other expense (income), net                 203                123                        (18)          (2,123)
                                    -----------        -----------                -----------      ------------

Earnings before income taxes              1,523              3,091                      3,767            9,316

Provision for income taxes                  572              1,143                      1,353            3,477
                                    -----------        -----------                -----------      -----------

Net earnings                        $       951        $     1,948                $     2,414      $     5,839
                                    ===========        ===========                ===========      ===========

Per share amounts:  *

   Earnings per share:
     Basic                          $       .30        $       .59                $       .76      $      1.76
                                    ===========        ===========                ===========      ===========
     Diluted                        $       .29        $       .56                $       .73      $      1.67
                                    ===========        ===========                ===========      ===========

   Dividends declared -
     Common Stock                   $       .25        $       .22                $       .75      $       .65
                                    ===========        ===========                ===========      ===========

   Shares used in computation of:
     Basic                            3,159,880          3,323,071                  3,167,350        3,319,026
     Impact of dilutive stock
       options                          120,225            156,410                    123,535          175,764
                                    -----------        -----------                -----------      -----------

     Diluted                          3,280,105          3,479,481                  3,290,885        3,494,790
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

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                   -------------
                                                                       2001                         2000
                                                                       ----                         ----

Operating activities:
   Net earnings                                                 $     2,414                  $     5,839
   Adjustments to reconcile net
     earnings to net cash provided
     by (used for) operations:
       Depreciation                                                   4,906                        4,477
       Amortization                                                     292                          103
       Tax benefit on stock options                                     297                          315
       Noncurrent employee benefits                                     977                          711
       Changes in:
         Receivables                                                 (2,545)                      (2,295)
         Inventory                                                   (1,691)                      (4,957)
         Current liabilities other than short-term debt               5,224                         (660)
         Prepaid expenses and other                                    (661)                        (598)
                                                                -----------                  -----------
   Total adjustments                                                  6,799                       (2,904)
                                                                -----------                  -----------
Net cash provided by (used for) operations                            9,213                        2,935
                                                                -----------                  -----------

Investing activities:
   Property, plant and equipment                                     (3,543)                      (5,047)
   Other - net                                                          (24)                         245
                                                                -----------                  -----------
Net cash provided by (used for) investing activities                 (3,567)                      (4,802)
                                                                -----------                  -----------

Financing activities:
   Net increase (decrease) in short-term debt                         3,968                        6,050
   Issuance of long-term debt                                         1,700                            0
   Repayments of long-term debt                                      (9,225)                      (3,932)
   Dividends                                                         (2,371)                      (2,142)
   Stock options and ESSOP                                              497                          533
   Treasury stock transactions                                       (1,950)                      (1,132)
                                                                -----------                  -----------
Net cash provided by (used for)
   financing activities                                              (7,381)                        (623)
                                                                -----------                  -----------

Increase (decrease) in cash                                          (1,735)                      (2,490)
Beginning of year                                                     4,237                        3,752
                                                                -----------                  -----------
End of period                                                   $     2,502                  $     1,262
                                                                ===========                  ===========

Supplemental disclosures of cash flow information:
   Cash paid (refunded) during the period for:
     Income taxes                                               $       663                  $     1,304
                                                                -----------                  -----------
     Interest                                                   $     1,202                  $     1,675
                                                                ===========                  ===========


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at September 30, 2001 and the results of operations for the three and nine-month periods ended September 30, 2001 and 2000 and the cash flows for the nine-month periods ended September 30, 2001 and 2000. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 2000 data to conform to the 2001 presentation.

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

5. In June 2001, the Financial Accounting Standards Board (FASB) issued two new Statements of Financial Accounting Standards: No. 141 (SFAS 141) "Business Combinations" and No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". In October 2001, the FASB issued No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets". Certain provisions of SFAS No. 141 became effective for the Company on July 1, 2001. All other provisions of the above noted statements become effective for the Company beginning January 1, 2002. The Company does not believe any of these recently issued Statements will have a material effect on the Company's results of operations, financial position or disclosures.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

Cash at September 30, 2001 has declined as compared to the balance at December 31, 2000 because a significant payment was received on the last business day of 2000 and has now been put to use for working capital and other needs.

Receivables as of September 30, 2001 increased 13.4%, or $2,545,000, from the December 31, 2000 balance due to the timing of sales. Inventories increased 8.3%, or $1,691,000, as the Company increased stocking levels of certain long-lead electronic items as well as the effect of lower sales volumes.

Prepaid expenses increased since December 31, 2000 due to the timing of annual insurance payments. Property, plant and equipment (at cost) increased $1,483,000 due to normal equipment purchases, net of retirements. Prepaid pension decreased as a result of pension expense incurred to date in 2001.

Since December 31, 2000, short-term debt increased $3,968,000, a net result of cash generated from operations offset by the Company's decision to utilize short-term debt to reduce higher rate long-term obligations that would have matured in August 2002. As a result of the latter, and the net result of regular long-term debt payments and additional obligations incurred in connection with construction of a new plant in the Czech Republic, long-term debt and the current maturities of long-term debt declined $7,525,000. Payables increased $3,674,000 due to the timing of purchases and payment processing. Accrued compensation and employee benefits increased $648,000 due to the timing of payments. Income and other taxes increased $922,000 since December 31, 2000 due to the timing of estimated tax payments.

Common stock and capital in excess of par value both increased at September 30, 2001 due to new shares issued in connection with stock options exercised and ESSOP purchases. Treasury stock increased due to shares repurchased during the period. Employee benefit stock decreased $400,000 due to the regular repayment of the ESSOP debt and the related release of shares.

As of September 30, 2001, the Company had approximately $44,000,000 of short-term credit facilities with domestic and foreign banks of which $21,737,000 was in use. The Company believes that the present lines of credit are adequate to meet operating requirements and future capital needs. The Company also believes it would have no difficulty securing additional term debt.

Results of Operations

Net sales for the third quarter of 2001 of $35,575,000 reflect a 10.0% decrease as compared to the third quarter of 2000. For the nine-month period ended September 30, 2001, net sales decreased $7,282,000, or 6.5%, as compared to the same period in 2000. The decreases were principally due to lower sales of residential and commercial/industrial water meters and related technologies, and lower sales of valves, automotive and other industrial product sales. In addition, the results contain approximately $1,340,000 and $4,317,000 of sales for the three and nine-month periods, respectively, ending September 30, 2000 in sales of product lines that were sold and therefore no longer manufactured after 2000.

The decline in overall sales was a result of several factors. The market for the Company's products reflected the effects of the general economic slowdown. For utility products, increased competition and price pressures have also had a negative impact on sales, particularly in higher priced automated meter reading products. These market conditions contributed to utility officials moving cautiously when making decisions on metering system purchases. Customers focused on their short-term needs and avoided long-term investment in new technologies. The economic slowdown has affected the company's other products (research and control valves, automotive and industrial products) as more customers delay purchasing decisions until conditions improve. The terrorist attack on September 11, 2001 had little financial impact on the Company for the periods under discussion. However, it is expected to have future negative impact, particularly in the short-term, as water utilities shift their time and resources to focus on the security of their water systems, and as it further delays economic recovery.

Gross margins decreased from 36.6% in the third quarter of 2000 to 32.0% in the third quarter of 2001 due to lower sales of automated meter reading products, which carry higher margins than sales of local read water meter products. Also, the margins for the quarter were affected by several lower-margin projects during the quarter and higher costs associated with underutilized manufacturing capacity. For the nine-month period ended September 30, 2001, gross margins declined to 32.7% from 36.3% in 2000 due to the same reasons discussed above.

Selling, engineering and administration costs were down 12.9% for the third quarter of 2001 compared to the same quarter in 2000 and down 7.9% for the nine months ended September 30, 2001, as compared to the same period in 2000. The decreases were due to lower incentive accruals and cost controls offsetting personnel and expense increases, as well as reductions in costs associated with product lines no longer manufactured.

Interest expense decreased for both the quarter and on a year-to-date basis due to lower interest rates and reduced overall debt. Other expense (income), net, included $2,230,000, for the nine months ended September 30, 2000, of business interruption insurance proceeds related to lost sales and margins as a result of a fire at a vendor's facility in 1999. The claim was fully settled during the second quarter of 2000 and, as such, no proceeds are included in the 2001 results.

The effective tax rates were 37.6% for the third quarter of 2001 and 35.9% for the first nine months of 2001. These rates are less than the statutory rates due to the effect of certain non-taxable items on lower than expected pre-tax income.

As a result of the above, earnings for the third quarter of 2001 were $951,000, a decrease of 51.2% from third quarter 2000 earnings of $1,948,000. Earnings for the nine-month period ending September 30, 2001 were $2,414,000, a decline of 58.7% from the same period in 2000.

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

                           Part II - Other Information

Item 6   Exhibits and Reports on Form 8-K

(a)   Exhibits:

      None

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K filed for the three months ended September 30, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       BADGER METER, INC.
                                       ------------------



Dated October 18, 2001              By /S/  Richard E. Johnson
                                       -----------------------
                                       Richard E. Johnson
                                       Vice President - Finance and Treasurer
                                       Chief Financial Officer





                                    By /S/  Beverly L.P. Smiley
                                       ------------------------
                                       Beverly L.P. Smiley
                                       Vice President - Controller