Form 10-K405
period 2001-12-31
BADGER METER INC
filed 2002-03-12
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended DECEMBER 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $73,922,683 as of February 28, 2002. At February 28, 2002, the registrant had 2,926,472 shares of Common Stock outstanding.

                      Documents Incorporated by Reference:

         Parts I and II incorporate information by reference from the company's 2001 Annual Report to Shareholders.

         Part III incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2002 [to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year].

                                     Part I


Item 1. Business

         Badger Meter, Inc. (the "company") is a leading marketer and manufacturer of products, and a provider of services, using flow measurement and control technologies serving markets worldwide. The company was incorporated in 1905.

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

         The company's products are primarily manufactured and assembled in the company's Milwaukee, Wisconsin, Tulsa, Oklahoma, Rio Rico, Arizona and Brno, Czech Republic facilities. Assembly is also done in the company's Nogales, Mexico and Stuttgart, Germany facilities.

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

                                   Competition

         There are several competitors in each of the markets in which the company sells its products, and the competition varies from moderate to intense. Major competitors include Invensys, Inc., Neptune Technology Group, Inc. (formerly Schlumberger Industries, Inc.) and ABB-Kent Meters, Inc. A number of the company's competitors in certain markets have greater financial resources. The company believes it currently provides the leading technology in certain types of automated and automatic water meter systems and small, high-precision valves. As a result of significant research and development activities, the company enjoys favorable patent positions for several of its products.

                                     Backlog

         The dollar amount of the company's total backlog of unshipped orders at December 31, 2001 and 2000 was $18,100,000 and $20,400,000, respectively. The company expects to ship nearly all of the December 31, 2001 backlog in 2002.

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

                            Research and Development

         Expenditures for research and development activities relating to the development of new products, the improvement of existing products and manufacturing process improvements were $5,422,000 during 2001, as compared to $6,562,000 during 2000 and $6,012,000 during 1999. Research and development activities are primarily sponsored by the company. The company also engages in some joint research and development with other companies.

                                Intangible Assets

         The company owns or controls many patents, trademarks, trade names and license agreements in the United States and other countries that relate to its products and technologies. No single patent, trademark, trade name or license is material to the company's business as a whole.

                            Environmental Protection

         The company is subject to contingencies relative to compliance with Federal, State and local provisions and regulations relating to the protection of the environment. Currently the company is in the process of resolving an issue relative to a landfill site. The company does not believe the ultimate resolution of this issue will have a material adverse effect on the company's financial position or results of operations. Expenditures during 2001 and 2000 for compliance with environmental control provisions and regulations were not material and the company does not anticipate any material future expenditures.

         To insure compliance with environmental regulations at company sites, the Board of Directors has established a Compliance Committee that monitors the company's compliance with various regulatory authorities in regard to environmental matters, among other things.

                                    Employees

         The company and its subsidiaries employed 936 persons at December 31, 2001, of which 230 employees are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The company is currently operating under a four-year contract with the union, which expires on October 31, 2004. The company has good relations with the union and all of its employees.

                       Foreign Operations and Export Sales

         The company has distributors and sales representatives throughout the world. Additionally, the company has a sales, assembly and distribution facility in Stuttgart, Germany, sales and customer service offices in Mexico City and Singapore, an assembly facility in Nogales, Mexico, and a manufacturing facility in Brno, Czech Republic. The company exports products from the United States that are manufactured in Milwaukee, Wisconsin, Tulsa, Oklahoma, and Rio Rico, Arizona.

         Information about the company's foreign operations and export sales is included in Note 10 in the Notes to Consolidated Financial Statements of the company's 2001 Annual Report to Shareholders and such information is incorporated herein by reference.


                  Financial Information about Industry Segments

         The company operates in one industry segment as a marketer and manufacturer of various flow measurement and control products as described in
Note 10 in the Notes to Consolidated Financial Statements of the company's 2001 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 2. Properties

         The principal facilities utilized by the company at December 31, 2001, are listed below. Except as indicated, the company owns all of such facilities in fee simple. The company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

                                                                                      Approximate Area
Location                                Principal Use                                  (Square Feet)
--------                                -------------                                  -------------
Milwaukee, Wisconsin                    Manufacturing and offices                        323,000
Tulsa, Oklahoma                         Manufacturing and offices                         59,500
Rio Rico, Arizona                       Manufacturing and offices                         36,000
Nogales, Mexico                         Assembly and offices                              41,700 (1)
Stuttgart, Germany                      Assembly and offices                              23,000 (2)
Brno, Czech Republic                    Manufacturing and offices                         12,900

(1)  Leased facility. Lease term expires January 31, 2004.
(2)  Leased facility. Lease term expires December 31, 2005.


Item 3. Legal Proceedings

         There are currently no material legal proceedings pending with relation to the company.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the company's shareholders during the quarter ended December 31, 2001.

                        Executive Officers of the Company

              The following table sets forth certain information regarding the executive officers of the company.

                                                                                         Age at
Name                                        Position                                    2/28/2002
----                                        --------                                    ---------
James L. Forbes                             Chairman and Chief Executive Officer             69

Richard A. Meeusen                          President                                        47

Robert D. Belan                             Executive Vice President                         61

Robert M. Bullis                            Vice President - Manufacturing                   52

Ronald H. Dix                               Vice President - Administration and              57
                                            Human Resources

Deirdre C. Elliott                          Vice President - Corporate Counsel               45
                                            and Secretary

Horst Gras                                  Vice President - International Operations        46

Richard E. Johnson                          Vice President - Finance, Chief Financial        47
                                            Officer and Treasurer

Beverly L.P. Smiley                         Vice President - Corporate Controller            52

Kenneth E. Smith                            Vice President - Sales and Marketing             53

Dennis J. Webb                              Vice President - Engineering                     54

Daniel D. Zandron                           Vice President - Business Development            53

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

         Mr. Forbes was elected Chairman and Chief Executive Officer in November 2001. Mr. Forbes served as Chairman, President and Chief Executive officer from February to November 2001, and has served as Chairman and Chief Executive Officer from April 1999 to February 2001. Prior to that date, Mr. Forbes served as President and Chief Executive Officer for more than five years.

         Mr. Meeusen was elected President in November 2001. Mr. Meeusen served as Executive Vice President - Administration from February to November 2001, and as Treasurer from January 1996 to February 2001. In addition, Mr. Meeusen served as Vice President - Finance and Chief Financial Officer from November 1995 to February 2001.

         Mr. Belan was elected Executive Vice President in November 2001. Mr. Belan served as Executive Vice President - Operations from February to November 2001, and as President and Chief Operating Officer from April 1999 to February 2001. Mr. Belan served as Executive Vice President from April 1998 to April 1999. Prior to that date, Mr. Belan served as Vice President - Utility for more than five years.

         Mr. Bullis was elected Vice President - Manufacturing in February 2001. He served as Vice President - Operations from November 1999 to February 2001. Prior to that date, Mr. Bullis served as Vice President - Operations - Utility for more than five years.

         Mr. Dix was elected Vice President - Administration and Human Resources in November 2001. Mr. Dix served as Vice President - Human Resources from February to November 2001. Prior to that date, Mr. Dix served as Vice President
- Administration and Human Resources for more than five years.

         Ms. Elliott has served as Vice President - Corporate Counsel and Secretary for more than five years.

         Mr. Gras was elected Vice President - International Operations in November 2001. Prior to that date, Mr. Gras served as Vice President - Badger Meter Europe for more than five years.

         Mr. Johnson joined the company and was elected Vice President - Finance, Chief Financial Officer and Treasurer in February 2001. Prior to joining the company, Mr. Johnson served as Director of Business Support for the Energy Delivery Business of Wisconsin Electric Power Company from 1999 to December 2000. From 1996 to 1999, Mr. Johnson served as the Director of Business Support for the Distribution Operations of Wisconsin Electric Power Company.

         Ms. Smiley was elected Vice President - Corporate Controller in November 1999. Ms. Smiley served as Corporate Controller from April 1997 to November 1999. Prior to that date, Ms. Smiley served as Accounting Manager of the company for more than five years.

         Mr. Smith was elected Vice President - Sales and Marketing in November 2001. Mr. Smith served as Vice President - Industrial Products and International from November 2000 to November 2001. Mr. Smith served as Vice President - Industrial and Commercial Products from January 2000 to November 2000. Prior to joining the company, Mr. Smith served as President of Peek Measurement Group for more than five years.

         Mr. Webb was elected Vice President - Engineering in November 2001. Mr. Webb served as Vice President - Customer Solutions from April 2000 to November 2001, and as Vice President - Engineering and Quality from November 1999 to April 2000. Prior to that date, Mr. Webb served as Vice President - Engineering and Quality - Utility for more than five years.

         Mr. Zandron was elected Vice President - Business Development in November 2001. Mr. Zandron served as Vice President - Utility Products from November 2000 to November 2001, and as Vice President - Commercial and Industrial Products, and a number of similar capacities, from January 2000 to November 2000. From May 1999 to January 2000, Mr. Zandron served as Vice President - Commercial and Industrial Products - Utility. Prior to that date, Mr. Zandron served as Vice President - Commercial and Industrial and Marketing for more than five years.


                                     Part II


Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

          The information set forth on page 25 in the company's 2001 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 6.   Selected Financial Data

          The information set forth on pages 1 and 26 in the company's 2001 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The information set forth on pages 12 through 15 in the company's 2001 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 7.a. Quantitative and Qualitative Disclosures of Market Risk

          The information set forth on page 15 under the heading "Market Risk" in the company's 2001 Annual Report to Shareholders is incorporated herein by reference in response to this Item.

Item 8.  Financial Statements and Supplementary Data

         Consolidated financial statements of the company at December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 and the auditor's report thereon and the company's unaudited quarterly financial data for the two-year period ended December 31, 2001 are incorporated herein by reference from the 2001 Annual Report to Shareholders, pages 16 through 26.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    Part III

Item 10. Directors and Executive Officers of the Registrant

         Information required by this Item with respect to directors is included under the headings "Nomination and Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 2002, and is incorporated herein by reference.

         Information concerning the executive officers of the company is included in Part I of this Form 10-K.

Item 11. Executive Compensation

         Information required by this Item is included under the headings "Nomination and Election of Directors - Director Compensation" and "Executive Compensation" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 2002, and is incorporated herein by reference; provided, however, that the subsection entitled "Executive Compensation-Board Management Review Committee Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information required by this Item is included under the heading "Stock Ownership of Management and Others" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 2002, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Information required by this Item is included under the headings "Management Review Committee Interlocks and Insider Participation" and "Certain Transactions" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 2002, and is incorporated herein by reference.


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

         (b)  Reports on Form 8-K

              No report on Form 8-K was filed by the registrant during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BADGER METER, INC.
Registrant

By:     /s/ Richard E. Johnson
        ----------------------
        Richard E. Johnson
        Vice President - Finance, Chief Financial Officer,
        and Treasurer
        February 8, 2002

By:     /s/ Beverly L.P. Smiley
        -----------------------
        Beverly L.P. Smiley
        Vice President - Corporate Controller
        February 8, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ James L. Forbes                             /s/ Andrew J. Policano
-------------------                             ----------------------
James L. Forbes                                 Andrew J. Policano
Chairman and                                    Director
Chief Executive Officer                         February 8, 2002
February 8, 2002

/s/ Richard A. Meeusen                          /s/ Steven J. Smith
----------------------                          -------------------
Richard A. Meeusen                              Steven J. Smith
President                                       Director
February 8, 2002                                February 8, 2002

/s/ Charles F. James, Jr.                       /s/ John J. Stollenwerk
-------------------------                       -----------------------
Charles F. James, Jr.                           John J. Stollenwerk
Director                                        Director
February 8, 2002                                February 8, 2002

/s/ Kenneth P. Manning                          /s/ James O. Wright, Jr.
----------------------                          ------------------------
Kenneth P. Manning                              James O. Wright, Jr.
Director                                        Director
February 8, 2002                                February 8, 2002

/s/ Ulice Payne, Jr.
--------------------
Ulice Payne, Jr.
Director
February 8, 2002

                               BADGER METER, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                                       Page References
                                                              Annual Report
                                                                  to
                                                              Shareholders          Form 10-K
                                                              Page Number           Page Number
                                                              -----------           -----------
Item 14(a) 1

   Financial statements:

     Consolidated statements of operations
       for each of the three years in the
       period ended December 31, 2001                             16

     Consolidated balance sheets at
       December 31, 2001 and 2000                                 17

     Consolidated statements of cash flows
       for each of the three years in the
       period ended December 31, 2001                             18

     Consolidated statements of shareholders'
       equity for each of the three years in
       the period ended December 31, 2001                         19

     Notes to consolidated financial
       statements                                               20 - 25

     Report of Ernst & Young LLP,
       Independent Auditors                                       26


Item 14(a) 2

   Financial statement schedules:
     Consolidated schedules for each of
       the three years in the period ended
       December 31, 2001
         II - Valuation and qualifying accounts                                      F-1

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

                               BADGER METER, INC.

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 2001, 2000 and 1999


                                            Balance at           Additions           Deductions          Balance
                                            beginning            charged to          from                at end
                                            of year              earnings            allowances          of year

Allowance for doubtful receivables:

                  2001                        $626,000                $23,000         $ 17,000 (a)         $632,000
                                              ========                =======         ============         ========



                  2000                        $496,000               $154,000          $24,000 (a)         $626,000
                                              ========               ========          ===========         ========



                  1999                        $369,000                $95,000        $(32,000) (a)         $496,000
                                              ========                =======        =============         ========







Warranty/after-sale cost reserve:

                  2001                      $3,245,000             $1,837,000           $1,629,000       $3,453,000
                                            ==========             ==========           ==========       ==========



                  2000                      $3,835,000             $1,503,000           $2,093,000       $3,245,000
                                            ==========             ==========           ==========       ==========



                  1999                      $4,386,000             $1,368,000           $1,919,000       $3,835,000
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

  (3.1)           Restated By-Laws as amended November 9, 2001.

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

  (10.10)* Badger Meter, Inc. 1999 Stock Option Plan. [Incorporated by reference from Exhibit (4.1) to the Registrant's Form S-8 Registration Statement (Registration No. 333-73228)].

  (10.11)*        Badger Meter, Inc. Amendment to Deferred Compensation Plan.
                  [Incorporated by reference from Exhibit (10.11) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.]

  (10.12)* Retirement Agreement between Robert D. Belan and the Registrant, dated January 28, 2002.

  (13.0) Portions of the Annual Report to Shareholders that are incorporated by reference.

  (21.0)          Subsidiaries of the Registrant.

  (23.0)          Consent of Ernst & Young LLP, Independent Auditors.

  (99.0) Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2002. [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant's fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12 and 13 of this Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report].


* A management contract or compensatory plan or arrangement.