Form 10-K405/A
period 2001-12-31
BADGER METER INC
filed 2002-03-14
CIK 9092

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                               AMENDMENT NO. 1 TO

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $73,922,683 as of February 28, 2002. At February 28, 2002, the registrant had 3,190,597 shares of Common Stock outstanding.

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

                                EXPLANATORY NOTE

     The undersigned registrant hereby amends the cover page of its Annual Report on Form 10-K for the year ended December 31, 2001 to correct the number of shares of Common Stock outstanding as of February 28, 2002, as set forth below:

          "At February 28, 2002, the registrant had 3,190,597 shares of Common Stock outstanding."

     Except as noted herein, the registrant's December 31, 2001 Annual Report on Form 10-K for the year ended December 31, 2001 remains as originally filed with the Securities and Exchange Commission on March 12, 2002.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 13, 2002


                                    BADGER METER, INC.
                                    Registrant


                                    By: /s/ Richard E. Johnson
                                       ----------------------------------------
                                       Richard E. Johnson
                                       Vice President - Finance, Chief Financial
                                           Officer, and Treasurer


                                    By: /s/ Beverly L.P. Smiley
                                       ----------------------------------------
                                       Beverly L.P. Smiley
                                       Vice President - Corporate Controller