Form 10-Q
period 2002-03-31
BADGER METER INC
filed 2002-04-17
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                                   Outstanding at April 12, 2002
           -----                                   -----------------------------

Common Stock, $1.00 par value                             3,192,351

                               BADGER METER, INC.

                                      INDEX


                                                                                           Page No.
                                                                                           --------
Part I.  Financial Information:

   Item 1       Financial Statements:

                Consolidated Condensed Balance Sheets - -
                March 31, 2002 and December 31, 2001                                           3

                Consolidated Condensed Statements of Operations - -
                Three Months Ended March 31, 2002 and 2001                                     4

                Consolidated Condensed Statements of Cash Flows - -
                Three Months Ended March 31, 2002 and 2001                                     5

                Notes to Consolidated Condensed Financial Statements                           6

   Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                            7

   Item 3       Quantitative and Qualitative Disclosures about Market Risk                     8

Part II. Other Information:

   Item 6(a)    Exhibits                                                                       9

   Item 6(b)    Reports on Form 8-K                                                            9

                         Part I - Financial Information
                               BADGER METER, INC.
                                  (Unaudited *)

Item 1   Financial Statements

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                           Assets                 March 31,                  December 31,
                                           ------                   2002*                       2001
                                                                    -----                       ----
                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents                                  $     5,737                  $     3,410
     Receivables                                                     19,838                       18,700
     Inventories:
       Finished goods                                                 5,647                        5,260
       Work in process                                                8,103                        8,190
       Raw materials                                                  7,328                        8,037
                                                                -----------                  -----------
         Total inventories                                           21,078                       21,487
     Prepaid expenses                                                 1,061                          767
     Deferred income tax                                              2,588                        2,588
                                                                -----------                  -----------

         Total current assets                                        50,302                       46,952
Property, plant and equipment, at cost                               92,748                       91,443
     Less accumulated depreciation                                  (52,019)                     (50,319)
                                                                ------------                 -----------
        Net property, plant and equipment                            40,729                       41,124

Intangible assets, at cost less accumulated amortization                213                          227
Prepaid pension                                                       8,665                        8,965
Other assets                                                          3,438                        3,561
Goodwill                                                                546                          546
                                                                -----------                  -----------
Total assets                                                    $   103,893                  $   101,375
                                                                ===========                  ===========

                                Liabilities and Shareholders' Equity
                                ------------------------------------

Current liabilities:
     Short-term debt                                            $     3,386                  $     5,129
     Current portion of long-term debt                                4,067                        3,135
     Payables                                                        10,607                        8,887
     Accrued compensation and employee benefits                       3,774                        2,992
     Other accrued liabilities                                        3,444                        3,453
     Income and other taxes                                             939                          186
                                                                -----------                  -----------
         Total current liabilities                                   26,217                       23,782
Deferred income tax                                                   2,539                        2,539
Accrued non-pension postretirement benefits                           5,881                        6,093
Other accrued employee benefits                                       5,444                        5,461
Long-term debt                                                       19,534                       20,498
Shareholders' equity:
     Common Stock                                                     4,703                        4,677
     Capital in excess of par value                                  16,552                       16,168
     Reinvested earnings                                             51,553                       50,736
     Less: Employee benefit stock                                    (1,535)                      (1,900)
           Treasury stock, at cost                                  (26,995)                     (26,679)
                                                                ------------                 -----------
         Total shareholders' equity                                  44,278                       43,002
                                                                -----------                  -----------
Total liabilities and shareholders' equity                      $   103,893                  $   101,375
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

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                                        ---------

                                                              2002                       2001
                                                              ----                       ----
Net sales                                              $    37,454                $    35,454

Cost of sales                                               24,694                     23,427
                                                       -----------                -----------

Gross margin                                                12,760                     12,027
Selling, engineering and
     administration                                          9,944                     10,206
                                                       -----------                -----------

Operating earnings                                           2,816                      1,821

Interest expense                                               372                        456
Other expense (income), net                                    (31)                       (50)
                                                       ------------               -----------

Earnings before income taxes                                 2,475                      1,415

Provision for income taxes                                     868                        481
                                                       -----------                -----------

Net earnings                                           $     1,607                $       934
                                                       ===========                ===========

Per share amounts:  *

   Earnings per share:
     Basic                                             $       .51                $       .29
                                                       ===========                ===========
     Diluted                                           $       .49                $       .28
                                                       ===========                ===========

   Dividends declared:                                 $       .25                $       .25
                                                       ===========                ===========

   Shares used in computation of:
     Basic                                               3,154,686                  3,210,104
     Impact of dilutive stock
       options                                             131,765                    121,022
                                                       -----------                -----------

     Diluted                                             3,286,451                  3,331,126
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

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                                  ---------

                                                                       2002                         2001
                                                                       ----                         ----
Operating activities:
   Net earnings                                                 $     1,607                  $       934
   Adjustments to reconcile net
     earnings to net cash provided
     by (used for) operations:
       Depreciation                                                   1,701                        1,695
       Amortization                                                      14                           45
       Tax benefit on stock options                                      70                          169
       Noncurrent employee benefits                                     436                          464
       Changes in:
         Receivables                                                 (1,138)                      (1,408)
         Inventory                                                      409                       (1,696)
         Current liabilities other than short-term debt               3,176                        3,426
         Prepaid expenses and other                                    (294)                        (567)
                                                                -----------                  -----------
   Total adjustments                                                  4,374                        2,128
                                                                -----------                  -----------
Net cash provided by (used for) operations                            5,981                        3,062
                                                                -----------                  -----------

Investing activities:
   Property, plant and equipment                                     (1,306)                      (1,898)
   Other - net                                                          123                         (166)
                                                                -----------                  -----------
Net cash provided by (used for) investing activities                 (1,183)                      (2,064)
                                                                ------------                 -----------

Financing activities:
   Net increase (decrease) in short-term debt                        (1,743)                        (703)
   Repayments of long-term debt                                         (32)                      (1,679)
   Dividends                                                           (790)                        (792)
   Stock options and ESSOP                                              410                          425
   Treasury stock transactions                                         (316)                        (721)
                                                                ------------                 -----------
Net cash provided by (used for)
   financing activities                                              (2,471)                      (3,470)
                                                                ------------                 -----------

Increase (decrease) in cash                                           2,327                       (2,472)
Beginning of year                                                     3,410                        4,237
                                                                -----------                  -----------
End of period                                                   $     5,737                  $     1,765
                                                                ===========                  ===========




     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at March 31, 2002 and the results of operations for the three-month periods ended March 31, 2002 and 2001 and the cash flows for the three-month periods ended March 31, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 2001 data to conform to the 2002 presentation.

2. The consolidated condensed balance sheet at December 31, 2001, was derived from amounts included in the Annual Report to Shareholders, which was incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 2001. Refer to the footnotes in those reports for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as discussed below and as a result of normal transactions in the interim.

3. In January 2002, the Company borrowed $20 million of long-term, unsecured debt from a local bank. The purpose of the loan was to replace short-term borrowings. As a result of obtaining the loan, $20 million of commercial paper was reclassified to long-term debt for financial statement presentation at December 31, 2001. The debt bears interest at 6.73% and is due in quarterly installments through January 2007.

4. Other expense (income), net includes foreign currency gains and losses, which are recognized as incurred. The Company's functional currency for all of its foreign subsidiaries is the U.S. dollar.

5. In February 2002, the Company signed a letter of intent to acquire Data Industrial Corporation of Mattapoisett, Massachusetts. The completion of this small acquisition, anticipated in the second quarter of 2002, will broaden the Company's line of meters for the industrial market.

6. In the ordinary course of business, the Company enters into various material purchase agreements with its vendors, some of which contain minimum purchase quantity commitments extending beyond one year. Future purchase commitments are not expected to exceed normal usage requirements.

7. In June 2001, the Financial Accounting Standards Board (FASB) issued two new Statements of Financial Accounting Standards: No. 141 (SFAS 141) "Business Combinations" and No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". In October 2001, the FASB issued No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets". Certain provisions of SFAS No. 141 became effective for the Company on July 1, 2001. All other provisions of the above noted statements became effective for the Company beginning January 1, 2002. These statements have not had a material effect on the Company's results of operations, financial position or disclosures.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Cash at March 31, 2002 increased $2.3 million since December 31, 2001 due to higher cash flows associated with improved results and the timing of accounts payable payments offset somewhat by reductions in short term debt and increased accounts receivable.

Receivables at March 31, 2002 increased 6.1%, or $1.1 million, from the December 31, 2001 balance due to increased sales in the first quarter of 2002 as compared to the fourth quarter of 2001. Inventories declined 1.9% from December 31, 2001 levels because of the improved sales levels.

Prepaid expenses increased since December 31, 2001 due to the timing of annual insurance payments. Net property, plant and equipment declined nearly $400,000, the result of depreciation expense offset by equipment purchases. Prepaid pension decreased as a result of pension expense incurred to date in 2002.

Since December 31, 2001, short-term debt decreased $1.7 million as proceeds from a $20 million long-term unsecured borrowing were used to retire commercial paper maturing in the first quarter. The $20 million was borrowed in January 2002 and was reflected as long-term debt as of December 31, 2001. Payables increased $1.7 million due to the timing of purchases and payment processing. Accrued compensation and employee benefits increased $782,000 due to the accrual of anticipated incentives. Income and other taxes increased $753,000 since December 31, 2001 due to the timing of estimated tax payments.

Common stock and capital in excess of par value both increased at March 31, 2002 due to new shares issued in connection with stock options exercised and ESSOP purchases. Treasury stock increased due to shares repurchased during the period. Employee benefit stock decreased $365,000 due to the regular repayment of the ESSOP debt and the related release of shares.

As of March 31, 2002, the Company had approximately $35.1 million of short-term credit facilities with domestic and foreign banks of which $3.4 million was in use. The Company believes that the present lines of credit are adequate to meet operating requirements and future capital needs. The Company also believes it would have no difficulty securing additional term debt.

Results of Operations

Net sales for the first quarter of 2002 of $37,454,000 reflect a 5.6% increase as compared to the first quarter of 2001. The increase is the result of stronger sales of residential water meter products offset somewhat by lower sales in automotive fluid products, small precision valves and industrial products. The increase in residential water meter sales was due to higher volumes in both local manual-read water meters and automatic meter reading technologies offset in part by lower prices on the manual-read meters. Sales were also affected by modest price increases in automated meter reading technologies. Sales of automotive fluid meters, small precision valves and other industrial products continued to be affected by the economic recession. Many of these products are sold to customers in the construction, manufacturing, and oil and gas markets, which continue to lag the economy. In addition, the first quarter of 2001 includes approximately $1.4 million of sales from product lines that were discontinued.

Gross margins improved slightly from the first quarter of 2001 with 34.1% versus 33.9% last year. The slight increase is the net result of increased water meter volumes and modest price increases for automated water meters offset by lower volumes and prices for automotive fluid meters, precision valves and industrial products.

Selling, engineering and administration costs were down $262,000, or 2.6%, for the first quarter of 2002 compared to the same quarter in 2001. Cost controls put into effect throughout 2001 helped offset inflation, wage increases and incentive accruals.

Interest expense decreased for the first quarter of 2002 due to lower interest rates and reduced overall debt.

The effective tax rates were 35.1% and 34.0% for the first quarters of 2002 and 2001, respectively. These rates are less than the statutory rates due to the effect of certain non-taxable items on expected pre-tax income.

As a result of the above, earnings for the first quarter of 2002 were $1,607,000, a increase of 72.1% from first quarter 2001 earnings of $934,000. Earnings per share on a diluted basis were $0.49 for the first quarter of 2002 versus $0.28 for the same period last year.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

The Company's quantitative and qualitative disclosures about market risk are incorporated by reference from Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and have not materially changed since that report was filed.

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

                           Part II - Other Information

Item 6 Exhibits and Reports on Form 8-K

(a)  Exhibits:

     None.

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed for the three months ended March 31, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                     BADGER METER, INC.
                                                     ------------------



Dated April 17, 2002                               By /S/  Richard E. Johnson
                                                      -----------------------
                                                      Richard E. Johnson
                                                      Vice President - Finance and Treasurer
                                                      Chief Financial Officer





                                                   By /S/  Beverly L.P. Smiley
                                                      ------------------------
                                                      Beverly L.P. Smiley
                                                      Vice President - Corporate Controller