Form 10-Q
period 2002-06-30
BADGER METER INC
filed 2002-08-12
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________



Commission File Number  1-6706
                        ------

                               BADGER METER, INC.
              ----------------------------------------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




            Class                    Outstanding at August 5 , 2002
-----------------------------        ------------------------------
Common Stock, $1.00 par value                  3,193,068

                               BADGER METER, INC.

                                      INDEX



                                                                                                 Page No.
                                                                                                 --------
Part I.  Financial Information:

   Item 1       Financial Statements:

                Consolidated Condensed Balance Sheets - -
                June 30, 2002 and December 31, 2001                                                   3

                Consolidated Condensed Statements of Operations - -
                Three and Six Months Ended June 30, 2002 and 2001                                     4

                Consolidated Condensed Statements of Cash Flows - -
                Six Months Ended June 30, 2002 and 2001                                               5

                Notes to Consolidated Condensed Financial Statements                                  6

   Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                   8

   Item 3       Quantitative and Qualitative Disclosures about Market Risk                           10

   Item 4       Submission of Matters to a Vote of Security Holders                                  11

   Item 5       Market for Registrant's Common Equity and Related Stockholder Matters                11

Part II. Other Information:

   Item 6(a)    Exhibits                                                                             12

   Item 6(b)    Reports on Form 8-K                                                                  12

Exhibit Index                                                                                        14


                         Part I - Financial Information
                               BADGER METER, INC.

Item 1   Financial Statements

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                           Assets                June 30,              December 31,
                                                                  2002                     2001
                                                                 -------               -----------
                                                               (Unaudited)
Current assets:
     Cash and cash equivalents                                  $     2,924           $     3,410
     Receivables                                                     27,742                18,700
     Inventories:
       Finished goods                                                 9,134                 5,260
       Work in process                                                6,422                 8,190
       Raw materials                                                  9,057                 8,037
                                                                -----------           -----------
         Total inventories                                           24,613                21,487
     Prepaid expenses                                                   968                   767
     Deferred income tax                                              2,457                 2,588
                                                                -----------           -----------

         Total current assets                                        58,704                46,952
Property, plant and equipment, at cost                               96,656                91,443
     Less accumulated depreciation                                  (52,396)              (50,319)
                                                                -----------           -----------
        Net property, plant and equipment                            44,260                41,124

Intangible assets, at cost less accumulated amortization              1,153                   227
Prepaid pension                                                       8,364                 8,965
Other assets                                                          3,566                 3,561
Goodwill                                                              5,143                   546
                                                                -----------           -----------
Total assets                                                    $   121,190           $   101,375
                                                                ===========           ===========

                      Liabilities and Shareholders' Equity

Current liabilities:
     Short-term debt                                            $     8,209           $     5,129
     Current portion of long-term debt                                4,996                 3,135
     Payables                                                        15,737                 8,887
     Accrued compensation and employee benefits                       5,152                 2,992
     Other accrued liabilities                                        3,550                 3,453
     Income and other taxes                                           2,179                   186
                                                                -----------           -----------
         Total current liabilities                                   39,823                23,782
Deferred income tax                                                   2,539                 2,539
Accrued non-pension postretirement benefits                           5,733                 6,093
Other accrued employee benefits                                       5,363                 5,461
Long-term debt                                                       21,996                20,498
Shareholders' equity:
     Common Stock                                                     4,727                 4,677
     Capital in excess of par value                                  17,103                16,168
     Reinvested earnings                                             53,084                50,736
     Less: Employee benefit stock                                    (1,535)               (1,900)
           Treasury stock, at cost                                  (27,643)              (26,679)
                                                                -----------           -----------
         Total shareholders' equity                                  45,736                43,002
                                                                -----------           -----------
Total liabilities and shareholders' equity                      $   121,190           $   101,375
                                                                ===========           ===========


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           (Dollars in Thousands Except Share and Per Share Amounts)
                                   (Unaudited)

                                           Three Months Ended                             Six Months Ended
                                                 June 30,                                      June 30,
                                                 -------                                       -------
                                           2002               2001                       2002             2001
                                           ----               ----                       ----             ----
Net sales                           $    43,586        $    33,949                $    81,040      $    69,403

Cost of sales                            28,768             23,007                     53,462           46,434
                                    -----------        -----------                -----------      -----------

Gross margin                             14,818             10,942                     27,578           22,969
Selling, engineering and
     administration                      10,838              9,890                     20,782           20,096
                                    -----------        -----------                -----------      -----------

Operating earnings                        3,980              1,052                      6,796            2,873

Interest expense                            468                394                        840              850
Other expense (income), net                 (57)              (171)                       (88)            (221)
                                    -----------        ------------               -----------      ------------

Earnings before income taxes              3,569                829                      6,044            2,244

Provision for income taxes                1,249                300                      2,117              781
                                    -----------        -----------                -----------      -----------

Net earnings                        $     2,320        $       529                $     3,927      $     1,463
                                    ===========        ===========                ===========      ===========

Per share amounts:  *

   Earnings per share:
     Basic                          $       .73        $       .17                $      1.24      $       .46
                                    ===========        ===========                ===========      ===========
     Diluted                        $       .70        $       .16                $      1.20      $       .44
                                    ===========        ===========                ===========      ===========

   Dividends declared:              $       .25        $       .25                $       .50      $       .50
                                    ===========        ===========                ===========      ===========

   Shares used in computation of:
     Basic                            3,156,771          3,170,236                  3,155,734        3,171,144
     Impact of dilutive stock
       options                          143,564            139,101                    128,466          128,180
                                    -----------        -----------                -----------      -----------
     Diluted                          3,300,335          3,309,337                  3,284,200        3,299,324
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

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                           Six Months Ended
                                                                                June 30,
                                                                               --------

                                                                       2002                  2001
                                                                       ----                  ----
Operating activities:
   Net earnings                                                 $     3,927           $     1,463
   Adjustments to reconcile net
     earnings to net cash provided
     by (used for) operations:
       Depreciation                                                   3,742                 3,276
       Amortization                                                      37                    90
       Tax benefit on stock options                                     118                   248
       Noncurrent employee benefits                                     508                   738
       Changes in:
         Receivables                                                 (4,140)               (3,323)
         Inventory                                                       61                (1,982)
         Current liabilities other than short-term debt               6,800                 4,978
         Prepaid expenses and other                                    (181)                 (480)
                                                                ------------          -----------
   Total adjustments                                                  6,945                 3,545
                                                                -----------           -----------
Net cash provided by (used for) operations                           10,872                 5,008
                                                                -----------           -----------

Investing activities:
   Property, plant and equipment                                     (2,582)               (2,772)
   Acquisitions, net of cash acquired                                (8,277)                    0
   Other - net                                                         (277)                   10
                                                                ------------          -----------
Net cash provided by (used for) investing activities                (11,136)               (2,762)
                                                                ------------          -----------

Financing activities:
   Net increase (decrease) in short-term debt                         3,080                 7,029
   Repayments of long-term debt                                      (1,626)               (9,192)
   Dividends                                                         (1,579)               (1,573)
   Stock options and ESSOP                                              867                   434
   Treasury stock transactions                                         (964)               (1,397)
                                                                ------------          -----------
Net cash provided by (used for)
   financing activities                                                (222)               (4,699)
                                                                ------------          -----------

Increase (decrease) in cash                                            (486)               (2,453)
Beginning of year                                                     3,410                 4,237
                                                                -----------           -----------
End of period                                                   $     2,924           $     1,784
                                                                ===========           ===========



     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at June 30, 2002 and the results of operations for the three and six-month periods ended June 30, 2002 and 2001 and the cash flows for the six-month periods ended June 30, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 2001 data to conform to the 2002 presentation.

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

4. Other expense (income), net includes foreign currency gains and losses, which are recognized as incurred. The Company's functional currency for its significant foreign subsidiaries is the U.S. dollar.

5. On May 1, 2002, the Company acquired 100% of the outstanding common stock of Data Industrial Corporation (DIC) of Mattapoisett, Massachusetts, for $5.1 million net of cash acquired. This amount included direct acquisition costs. DIC manufactures and markets a line of insertion flow meters that are sold to commercial and industrial markets.

     The Company has not finalized the allocation of the purchase price as of June 30, 2002. An estimation of this allocation was prepared and is included as part of these financial statements. The purchase price has been allocated as follows: $722,000 to receivables, $927,000 to inventory, $800,000 to property, plant and equipment, $250,000 to intangibles, $2,911,000 to goodwill, $492,000 to accounts payable, and other assets and liabilities.

     On June 1, 2002, the Company acquired 100% of the outstanding common stock of MecaPlus Equipements SA (MPE) of Nancy, France, for $3.2 million net of cash acquired. This amount included direct acquisition costs. MPE purchases lubrication meters, oil tanks, hoses, reels and other equipment for assembly into lubrication systems for use in measuring and dispensing automotive fluids such as oil, grease and transmission fluid. The acquisition of MPE brings the Company closer to its European automotive customers by offering a full line of lubrication systems in addition to the current metering products.

     The Company has not finalized the allocation of the purchase price of MPE as of June 30, 2002. An estimation of this allocation was prepared and is included as part of these financial statements. The purchase price has been allocated as follows: $4,180,000 to receivables, $2,260,000 to inventory, $3,497,000 to property, plant and equipment, $391,000 to intangibles, $1,686,000 to goodwill, $3,531,000 to accounts payable, $4,984,000 of assumed debt, and other assets and liabilities.

     The acquisitions of DIC and MPE were accounted for under the purchase method and the results of both have been included in the Company's consolidated results from the date of acquisition. Both acquisitions were funded through a combination of internally generated funds and commercial paper. These acquisitions are part of the Company's strategy to broaden its line of meters for commercial and niche industrial markets. To date, the net results of the acquisitions have been minimally accretive.

     The following preliminary, unaudited proforma information combines historical results, as if DIC and MPE had been owned by the Company for the periods presented.


     Thousands, except per share amounts
     ------------------------------------------------------------------------------------------------
                                           Three Months Ended                   Six Months Ended
                                                 June 30,                            June 30,
                                                 -------                             -------
                                           2002               2001             2002             2001
                                           ----               ----             ----             ----
     Net sales                        $  46,710           $ 39,760        $  89,276        $  80,511
     Net earnings                     $   2,288           $    691        $   3,923        $   1,701
     Diluted earnings
       per share                      $     .69           $    .21        $    1.19        $     .52

     The proforma results include amortization of the intangibles mentioned above and interest expense on debt incurred to finance the purchases. The proforma results are not necessarily indicative of what would have occurred if the acquisitions had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

6. In the ordinary course of business, the Company enters into various material purchase agreements with its vendors, some of which contain minimum purchase quantity commitments extending beyond one year. Future purchase commitments are not expected to exceed normal usage requirements.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

In the second quarter of 2002, the Company completed two acquisitions, Data Industrial Corporation (DIC) and MecaPlus Equipements (MPE). These acquisitions were accounted for under the purchase accounting method, and as a result, some of the variances shown since December 31, 2001, were attributable to the assets acquired and liabilities assumed in the acquisitions. The acquisitions are further discussed in footnote 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Cash at June 30, 2002, declined nearly $0.5 million. This is the net result of higher cash flows associated with improved results of operations, the timing of accounts payable payments, and the utilization of short-term debt and cash for the acquisitions noted above.

Receivables at June 30, 2002, increased $9.0 million, of which approximately $5.0 million was associated with receivables from the acquisitions. The remainder of the increase was due to the increased sales in 2002 compared to 2001. Nearly all of the increase associated with the inventory balances was due to the acquisitions. Without the acquisitions, inventory levels were very comparable to those as of December 31, 2001.

Prepaid expenses have increased since December 31, 2001, due to the timing of the annual insurance payments. Property, plant and equipment and accumulated depreciation have both increased since December 31, 2001, due principally to assets acquired in the acquisitions referenced above, as well as normal impacts of capital expenditures and depreciation expense. The increase in patents was due principally to assets acquired in the acquisitions.

Goodwill has increased nearly $4.6 million. This was related directly to the acquisitions of the above-referenced companies. As mentioned in footnote 5, the Company has not finalized the allocation of the purchase price of either acquisition as of June 30, 2002. Revisions to the purchase price allocations are not expected to be material.

Accounts payable has increased since December 31, 2001, due to the timing of purchases and payment processing. In addition, $4.0 million represents accounts payable from the acquisitions. Compensation and employee benefits increased $2.2 million, of which $233,000 was associated with the acquisitions. The remainder was due to the accrual of anticipated incentives. Income and other taxes have increased nearly $2 million since year-end due to the timing of estimated tax payments.

Common stock and capital in excess of par value both increased at June 30, 2002, due to new shares issued in connection with stock options exercised and ESSOP purchases. Treasury stock increased due to shares repurchased during the period. Employee benefits stock decreased $365,000 due to the regular repayment of the ESSOP debt and the related release of shares.

As of June 30, 2002, the Company had approximately $35.5 million of short-term credit facilities with domestic and foreign banks of which $8.2 million was in use. The Company believes that the present lines of credit are adequate to meet operating requirements and future capital needs. The Company also believes it would have no difficulty securing additional term debt.

Results of Operations

Net sales for the second quarter of 2002 of $43,586,000 reflected a 28.4% increase compared to the second quarter of 2001. Net sales for the first six months of 2002 were $81,040,000 compared to $69,403,000, a 16.8% increase. The second quarter results include $2.5 million of sales associated with the acquired companies, which is also reflected in the six-month results. In addition, the six-month results for 2001 include approximately $1.4 million of sales from product lines that were discontinued.

The balance of the sales increases for both the second quarter and first six months of 2002 was the result of stronger sales of residential and commercial water meter products offset somewhat by lower sales of automotive fluid meters, small precision valves and industrial products. The increase in residential water meter sales was due to higher volumes in both local manual-read water meters and automated meter reading technologies. Sales were also affected by modest price increases in certain automated meter reading technologies and in local bronze meters.

Sales of automotive fluid meters, small precision valves and other industrial products continued to be affected by the economic recession. Many of these products are sold to customers in the construction, manufacturing, and oil and gas industries, whose markets remain sluggish.

Gross margins improved for the second quarter of 2002 to 34.0% compared with 32.2% for the second quarter of 2001. For the first six months of 2002, margins were 34% versus 33.1% for the first six months last year. Increases for both periods were the net result of increased water meter volumes and modest price increases to customers, offset by product cost increases and lower volumes and prices for automotive fluid meters, small precision valves and industrial products.

Selling, engineering and administration costs increased 9.6% for the second quarter ended June 30, 2002, and 3.4% for the six months ended June 30, 2002, compared to the same periods in 2001. The increases for both periods were due principally to the effects of the acquisitions discussed above. Efforts begun in 2001 to reduce costs have helped offset inflation, wage increases and incentive accruals.

Interest expense increased for the second quarter of 2002 over the same period in 2001 due to the effects of the acquisitions. Interest for the six months ended June 30, 2002, was less than the six months ended June 30, 2001, due to lower interest rates and less overall pre-acquisition debt.

As a result of the above, earnings for the second quarter of 2002 were $2,320,000, an increase over the second quarter 2001 earnings of $529,000. On a diluted earnings per share basis, this equates to $0.70 per share for the second quarter of 2002 compared to $0.16 for the same period in 2001. Earnings for the six-month period ended June 30, 2002, were $3,927,000, compared to $1,463,000 for the same period in 2001. On a diluted earnings per share basis, earnings were $1.20 for the first six months of 2002 compared to $0.44 for the same period in 2001.

Other Matters

The Company is subject to contingencies relative to environmental laws and regulations. Currently, the Company is in the process of resolving an issue relative to a landfill site. The Company is also a defendant in three multi-party asbestos suits as a result of its membership in certain trade organizations. The cases are pending in state court in Mississippi. The Company does not believe the ultimate resolution of these claims will have a material adverse effect on the Company's financial position or results of operations. Provision has been made for all known settlement costs. No other risks or uncertainties were identified that could have a material impact on operations and no long-lived assets have become permanently impaired in value.

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

                           Part II - Other Information

Item 4   Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of Shareholders was held April 19, 2002.

(b)      1.   The following table represents the aggregate votes related to the election of directors:



                                                                    Votes           Votes
       NAME                                                          FOR          WITHHELD        Not Voted
       ----                                                          ---          --------        ---------
       DIRECTORS ELECTED TO THREE-YEAR
       TERMS EXPIRING AT 2005 ANNUAL MEETING
       James L. Forbes                                             2,861,166       25,023          304,408
       Richard A. Meeusen                                          2,866,069       20,120          304,408



     2. DIRECTORS CONTINUING IN OFFICE WITH TERMS EXPIRING AT THE 2004 ANNUAL MEETING
         Kenneth P. Manning
         John J. Stollenwerk

     3. DIRECTORS CONTINUING IN OFFICE WITH TERMS EXPIRING AT THE 2003 ANNUAL MEETING
         Ulice Payne, Jr.
         Andrew J. Policano
         Steven J. Smith


(c) Proxies were solicited for the adoption of the Badger Meter, Inc. 2002 Director Stock Grant Plan. There were no solicitations in opposition to the proposed adoption of the Plan, and the Plan was adopted with 94.7% votes in favor of its adoption. The following table represents the aggregate votes related to the adoption of the 2002 Director Stock Grant Plan:


                                                                     Votes           Votes           Votes
                                                                      FOR           AGAINST         ABSTAIN
                                                                      ---           -------         -------
                                                                   2,733,846       123,026          29,317



(d)      Not applicable.

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters

A shareholder wishing to include a proposal pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), in the proxy statement for the 2003 Annual Meeting of Shareholders must forward the proposal to the company by November 26, 2002. In addition, a shareholder who otherwise intends to present business at the 2003 Annual Meeting (including nominating persons for election as directors) must comply with the requirements set forth in the Company's Restated By-laws. Among other things, to bring business before an annual meeting, a shareholder must give written notice thereof, complying with the Restated By-laws, to the Secretary of the Company not less than 60 days and not more than 90 days prior to the second Saturday in the month of April (subject to certain exceptions if the annual meeting is advanced or delayed a certain number of days). Accordingly, if the Company does not receive notice of a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 prior to February 11, 2003, then the notice will be considered untimely and the Company will not be required to present such proposal at the 2003 Annual Meeting. If the Board of Directors chooses to present such proposal at the 2003 Annual Meeting, then the persons named in the proxy solicited by the Board of Directors for the 2003 Annual Meeting may exercise discretionary voting power with respect to such proposal.

 Item 6 Exhibits and Reports on Form 8-K

(a)   Exhibits:

      ( 3.1) (ii)   Restated By-laws as amended on April 19, 2002

      (10.0)        Material Contracts

      (99.0)        Additional Exhibits

      (99.1)        Written Statement of the Chief Executive Officer

      (99.2)        Written Statement of the Chief Financial Officer


(b)   Reports on Form 8-K:

      There were no reports on Form 8-K filed for the three months ended June 30, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                BADGER METER, INC.



Dated: August 9, 2002        By /S/  Richard E. Johnson
                                -----------------------
                                Richard E. Johnson
                                Vice President -- Finance, Treasurer
                                and Chief Financial Officer





                             By /S/  Beverly L.P. Smiley
                                ------------------------
                                Beverly L.P. Smiley
                                Vice President -- Corporate Controller



                                  EXHIBIT INDEX

                                                                                Page Number
 (3.0) (ii)   Restated By-laws as amended April 19, 2002                           15

(10.0)        Material Contracts                                                   31

(99.0)        Additional Exhibits                                                  33

(99.1)        Written Statement of the Chief Executive Officer                     42

(99.2)        Written Statement of the Chief Financial Officer                     43


