Form 10-Q
period 2002-09-30
BADGER METER INC
filed 2002-10-23
CIK 9092

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                               Outstanding at October 11, 2002
-----------------------------                  -------------------------------

Common Stock, $1.00 par value                               3,199,507

                               BADGER METER, INC.

                                      INDEX




                                                                                      Page No.
                                                                                      --------
Part I.  Financial Information:

   Item 1       Financial Statements:

                Consolidated Condensed Balance Sheets - -
                September 30, 2002 and December 31, 2001                                  3

                Consolidated Condensed Statements of Operations - -
                Three and Nine Months Ended September 30, 2002 and 2001                   4

                Consolidated Condensed Statements of Cash Flows - -
                Nine Months Ended September 30, 2002 and 2001                             5

                Notes to Consolidated Condensed Financial Statements                      6

   Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                       8

   Item 3       Quantitative and Qualitative Disclosures about Market Risk               10

   Item 4       Controls and Procedures                                                  10

Part II. Other Information:

   Item 6(a)    Exhibits                                                                 11

   Item 6(b)    Reports on Form 8-K                                                      11

Exhibit Index                                                                            15




                         Part I - Financial Information
                               BADGER METER, INC.
Item 1   Financial Statements

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)





                                              Assets              September 30,                December 31,
                                                                      2002                        2001
                                                                      ----                        ----
                                                                  (Unaudited)
Current assets:
     Cash and cash equivalents                                  $     6,019                  $     3,410
     Receivables                                                     25,430                       18,700
     Inventories:
       Finished goods                                                 9,477                        5,260
       Work in process                                                6,196                        8,190
       Raw materials                                                  9,534                        8,037
                                                                -----------                  -----------
         Total inventories                                           25,207                       21,487
     Prepaid expenses                                                 1,245                          767
     Deferred income tax                                              2,485                        2,588
                                                                -----------                  -----------

         Total current assets                                        60,386                       46,952
Property, plant and equipment, at cost                               97,361                       91,443
     Less accumulated depreciation                                  (53,925)                     (50,319)
                                                                -----------                  -----------
        Net property, plant and equipment                            43,436                       41,124

Intangible assets, at cost less accumulated amortization              1,122                          227
Prepaid pension                                                      17,457                        8,965
Other assets                                                          3,488                        3,561
Goodwill                                                              5,112                          546
                                                                -----------                  -----------
Total assets                                                    $   131,001                  $   101,375
                                                                ===========                  ===========

                                  Liabilities and Shareholders' Equity

Current liabilities:
     Short-term debt                                            $    17,291                  $     5,129
     Current portion of long-term debt                                5,055                        3,135
     Payables                                                        15,404                        8,887
     Accrued compensation and employee benefits                       6,168                        2,992
     Other accrued liabilities                                        3,640                        3,453
     Income and other taxes                                           3,577                          186
                                                                -----------                  -----------
         Total current liabilities                                   51,135                       23,782
Deferred income tax                                                   2,539                        2,539
Accrued non-pension postretirement benefits                           5,609                        6,093
Other accrued employee benefits                                       5,495                        5,461
Long-term debt                                                       18,890                       20,498
Shareholders' equity:
     Common Stock                                                     4,735                        4,677
     Capital in excess of par value                                  17,336                       16,168
     Reinvested earnings                                             54,567                       50,736
     Less: Employee benefit stock                                    (1,535)                      (1,900)
           Treasury stock, at cost                                  (27,770)                     (26,679)
                                                                -----------                  -----------
         Total shareholders' equity                                  47,333                       43,002
                                                                -----------                  -----------
Total liabilities and shareholders' equity                      $   131,001                  $   101,375
                                                                ===========                  ===========

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            (Dollars in Thousands Except Share and Per Share Amounts)
                                   (Unaudited)


                                          Three Months Ended                            Nine Months Ended
                                             September 30,                                  September 30,
                                             ------------                                   ------------

                                           2002               2001                       2002             2001
                                           ----               ----                       ----             ----

Net sales                           $    45,952        $    35,575                $   126,992      $   104,978

Cost of sales                            30,285             24,207                     83,747           70,641
                                    -----------        -----------                -----------      -----------

Gross margin                             15,667             11,368                     43,245           34,337
Selling, engineering and
     administration                      11,071              9,310                     31,853           29,406
                                    -----------        -----------                -----------      -----------

Operating earnings                        4,596              2,058                     11,392            4,931

Interest expense                            647                332                      1,487            1,182
Other expense (income), net                 375                203                        287              (18)
                                    -----------        -----------                -----------      ------------

Earnings before income taxes              3,574              1,523                      9,618            3,767

Provision for income taxes                1,267                572                      3,384            1,353
                                    -----------        -----------                -----------      -----------

Net earnings                        $     2,307        $       951                $     6,234      $     2,414
                                    ===========        ===========                ===========      ===========

Per share amounts:  *

   Earnings per share:
     Basic                          $       .73        $       .30                $      1.97      $       .76
                                    ===========        ===========                ===========      ===========

     Diluted                        $       .70        $       .29                $      1.89      $       .73
                                    ===========        ===========                ===========      ===========

   Dividends declared:              $       .26        $       .25                $       .76      $       .75
                                    ===========        ===========                ===========      ===========

   Shares used in computation of:
     Basic                            3,163,872          3,159,880                  3,158,474        3,167,350
     Impact of dilutive stock
       options                          133,541            120,225                    133,914          123,535
                                    -----------        -----------                -----------      -----------
     Diluted                          3,297,413          3,280,105                  3,292,388        3,290,885
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

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                              Nine Months Ended
                                                                                September 30,
                                                                                -------------

                                                                       2002                         2001
                                                                       ----                         ----
Operating activities:
   Net earnings                                                 $     6,234                  $     2,414
   Adjustments to reconcile net
     earnings to net cash provided
     by (used for) operations:
       Depreciation                                                   5,602                        4,906
       Amortization                                                      68                          292
       Tax benefit on stock options                                     133                          297
       Noncurrent employee benefits                                     816                          977
       Changes in:
         Receivables                                                 (1,903)                      (2,545)
         Inventory                                                     (286)                      (2,378)
         Current liabilities other than short-term debt               8,888                        5,911
         Prepaid expenses and other                                  (9,676)                        (661)
                                                                -----------                  -----------
   Total adjustments                                                  3,642                        6,799
                                                                -----------                  -----------
Net cash provided by (used for) operations                            9,876                        9,213
                                                                -----------                  -----------

Investing activities:
   Property, plant and equipment                                     (3,602)                      (3,543)
   Acquisitions, net of cash acquired                                (8,468)                           0
   Other - net                                                         (221)                         (24)
                                                                -----------                  -----------
Net cash provided by (used for) investing activities                (12,291)                      (3,567)
                                                                -----------                  -----------

Financing activities:
   Net increase (decrease) in short-term debt                        12,162                        3,968
   Issuance of long-term debt                                             0                        1,700
   Repayments of long-term debt                                      (4,737)                      (9,225)
   Dividends                                                         (2,403)                      (2,371)
   Stock options and ESSOP                                            1,093                          497
   Treasury stock transactions                                       (1,091)                      (1,950)
                                                                -----------                  -----------
Net cash provided by (used for)
   financing activities                                               5,024                       (7,381)
                                                                -----------                  -----------

Increase (decrease) in cash                                           2,609                       (1,735)
Beginning of year                                                     3,410                        4,237
                                                                -----------                  -----------
End of period                                                   $     6,019                  $     2,502
                                                                ===========                  ===========





     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at September 30, 2002 and the results of operations for the three and nine-month periods ended September 30, 2002 and 2001 and the cash flows for the nine-month periods ended September 30, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 2001 data to conform to the 2002 presentation.

2. The consolidated condensed balance sheet at December 31, 2001, was derived from amounts included in the Annual Report to Shareholders, which was incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 2001. Refer to the footnotes in those reports for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.

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

5. On May 1, 2002, the Company acquired 100% of the outstanding common stock of Data Industrial Corporation (DIC) of Mattapoisett, Massachusetts, for $5.2 million net of cash acquired. This amount included direct acquisition costs. DIC manufactures and markets a line of insertion flow meters that are sold to commercial and industrial markets.

     The Company has not finalized the allocation of the purchase price as of September 30, 2002. An estimation of this allocation was prepared and is included as part of these financial statements. The purchase price has been allocated to the following significant components: $722,000 to receivables, $992,000 to inventory, $1,038,000 to property, plant and equipment, $250,000 to intangibles, $2,662,000 to goodwill, and $492,000 to accounts payable.

     On June 1, 2002, the Company acquired 100% of the outstanding common stock of MecaPlus Equipements SA (MPE) of Nancy, France, for $3.3 million net of cash acquired. This amount included direct acquisition costs. MPE purchases lubrication meters, oil tanks, hoses, reels and other equipment for assembly into lubrication systems for use in measuring and dispensing automotive fluids such as oil, grease and transmission fluid. The acquisition of MPE brings the Company closer to its European automotive customers by offering a full line of lubrication systems in addition to the current metering products.

     The Company has not finalized the allocation of the purchase price of MPE as of September 30, 2002. An estimation of this allocation was prepared and is included as part of these financial statements. The purchase price has been allocated to the following significant components: $4,106,000 to receivables, $2,442,000 to inventory, $3,274,000 to property, plant and equipment, $368,000 to intangibles, $1,896,000 to goodwill, $3,320,000 to accounts payable, and $5,048,000 of assumed debt.

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



     Thousands, except per share amounts
     --------------------------------------------------------------------------------------------------------------
                                             Three Months Ended                              Nine Months Ended
                                                September 30,                                  September 30,
                                                ------------                                   ------------
                                           2002               2001                         2002             2001
                                           ----               ----                         ----             ----

     Net sales                        $  45,952           $ 40,091                  $   135,228      $   120,602
     Net earnings                     $   2,307           $    979                  $     6,250      $     2,680
     Diluted earnings
       per share                      $     .70           $    .30                  $      1.90      $       .81



     The proforma results include amortization of the intangibles and depreciation of the fixed assets mentioned above and interest expense on debt incurred to finance the purchases. The proforma results are not necessarily indicative of what would have occurred if the acquisitions had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

6. In the ordinary course of business, the Company enters into various material purchase agreements with its vendors, some of which contain minimum purchase quantity commitments extending beyond one year. Future purchase commitments are not expected to exceed normal usage requirements.

7. In the quarter ending September 30, 2002, the Financial Accounting Standards Board (FASB) issued two new Statements of Financial Accounting
     Standards: No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of Statement 13, and Technical Corrections" and No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". The Company does not believe either of these recently issued Statements will have a material effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

In the second quarter of 2002, the Company completed two acquisitions, Data Industrial Corporation (DIC) and Meca Plus Equipements (MPE). These acquisitions were accounted for under the purchase accounting method, and as a result, some of the variances shown since December 31, 2001, were attributable to the assets acquired and liabilities assumed in the acquisitions. The acquisitions are further discussed in footnote 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Net sales for the third quarter of 2002 of $45,952,000 reflected a $10.4 million or 29.2% increase compared to the third quarter of 2001. Net sales for the first nine months of 2002 were $126,992,000 compared to $104,978,000 for the same period in 2001, a $22.0 million or 21.0% increase. The increases are the net result of the acquisitions, increases in residential and commercial water meters and decreases in certain industrial products, all further discussed below.

The 2002 amounts include $4.3 million and $6.7 million of sales for the third quarter and year-to-date results, respectively, related to the acquired companies. Without the acquisitions, sales would have increased $6.1 million or 17.2% and $15.3 million or 14.6% for the quarter and year-to date amounts over comparable periods in 2001. In addition, the nine-month results for 2001 include approximately $1.4 million of sales from product lines that were discontinued in 2001.

Residential and commercial water meter sales increased $5.7 million and $18.1 million for the third quarter and year-to-date results, respectively, over the same periods in 2001. For the third quarter, this increase was driven by increased sales of plastic meters and meters with automated meter reading technology, offset somewhat by lower volumes of local read meters. On a year-to-date basis, the increases are driven by increased volumes in local read and automated meter reading technologies, the latter of which carries a higher price.

Sales of automotive fluid meters, small precision valves and other industrial products, excluding sales from the acquisitions, continued to be affected by the economic recession, increasing only $400,000 for the third quarter and decreasing $2.8 million year-to-date, over the same periods in 2001. For the third quarter, this increase was due to improved sales of automotive fluid meters and electro-magnetic meters, offset primarily by research control valves and other industrial products. On a year-to-date basis, sales of all the industrial products declined, except electro-magnetic meters. Many of these products are sold to customers in the construction, manufacturing, and oil and gas industries, whose markets remain sluggish.

Gross margins improved for the third quarter of 2002 to 34.1% compared with 32.0% for the third quarter of 2001. For the first nine months of 2002, margins were 34.1% versus 32.7% for the first nine months of last year. Increases for both periods were principally the result of increased water meter volumes and modest price increases to customers. The volume increases improved margins through better absorption of manufacturing costs. Margins also improved due to the increased sales of meters with automated meter reading technology which carry higher margins. The increases in margins were offset somewhat by the net decline in industrial sales.

Selling, engineering and administration costs increased 18.9% for the third quarter ended September 30, 2002, and 8.3% for the nine months ended September 30, 2002, compared to the same periods in 2001. The increases for both periods were due principally to the effects of the acquisitions discussed above ($1.5 million and $2.6 million for the third quarter and year-to-date, respectively) and additional accrued benefits, principally accrued employee incentives ($491,000 and $1,373,000 for third quarter and year-to-date, respectively) as a result of improved financial results in 2002. Efforts begun in 2001 to reduce costs have somewhat offset inflation, wage increases and incentive accruals.

Interest expense increased for the third quarter and year-to-date by $315,000 and $305,000, respectively, over the same periods in 2001 due primarily to the effects of additional debt incurred to finance the acquisitions, offset somewhat by lower interest rates and less overall pre-acquisition debt. Note that the $9.4 million of pension funding referenced above did not occur until late in the third quarter and therefore did not have a material effect on interest expense.

As a result of the above, earnings for the third quarter of 2002 were $2,307,000 compared with the third quarter 2001 earnings of $951,000. On a diluted earnings per share basis, this equates to $0.70 per share for the third quarter of 2002 compared to $0.29 for the same period in 2001. Earnings for the nine-month period ended September 30, 2002, were $6,234,000, compared to $2,414,000 for the same period in 2001. On a diluted earnings per share basis, earnings were $1.89 for the first nine months of 2002 compared to $0.73 for the same period in 2001.


Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash at September 30, 2002 increased $2.6 million. This is due primarily to the timing of accounts payable payments and customer cash receipts.

Receivables at September 30, 2002, increased $6.7 million, of which approximately $4.82 million was associated with receivables from the acquired companies. The remainder of the increase was due to the increased sales in 2002 compared to 2001.

Nearly all of the increase associated with the inventory balances was due to the acquisitions. Without the acquisitions, inventory levels were very comparable to those as of December 31, 2001.

Prepaid expenses have increased since December 31, 2001, due to the timing of the annual insurance payments. Property, plant and equipment and accumulated depreciation have both increased since December 31, 2001, due principally to assets acquired in the acquisitions referenced above, as well as normal impacts of capital expenditures and depreciation expense. The increase in intangible assets was due principally to patents acquired in the acquisitions.

Prepaid pension increased nearly $8.5 million since December 31, 2001. This is the net result of $9.4 million in additional funding provided by the Company in the third quarter offset by annual pension expense recorded year to date. The company made a decision to fully fund the plan. Pension rules recognize pension costs differently than generally accepted accounting principles, which results in a significant increase in prepaid pension.

Goodwill increased nearly $4.6 million since December 31, 2002. This was related directly to the acquisitions of the above-referenced companies. As mentioned in footnote 5, the Company has not finalized the allocation of the purchase price of either acquisition as of September 30, 2002. Revisions to the purchase price allocations are not expected to be material.

Short-term debt increased to $17,291,000 at September 30, 2002 from $5,129,000 at December 31, 2001. The principal reasons for the increase are the acquisitions in 2002 and the funding of the pension plan, both of which are discussed above. The current portion of long-term debt increased $1.9 million since year-end due to the debt assumed in the acquisitions.

Accounts payable increased $6.5 million since December 31, 2001, due to the timing of purchases and payment processing. In addition, $3.8 million represents accounts payable from the acquisitions. Compensation and employee benefits increased $3.2 million, of which $527,000 was associated with the acquisitions. The remainder was due to the accrual of anticipated employee incentives and other items. Income and other taxes increased nearly $3.4 million since year-end due to the timing of estimated tax payments.

Common stock and capital in excess of par value both increased at September 30, 2002, due to new shares issued in connection with stock options exercised and ESSOP purchases. Treasury stock increased due to shares repurchased during the period. Employee benefit stock decreased $365,000 due to the regular repayment of the ESSOP debt and the related release of shares.

As of September 30, 2002, the Company had approximately $36.2 million of short-term credit facilities with domestic and foreign banks of which $17.3 million was in use. The Company believes that the present lines of credit are adequate to meet operating requirements and future capital needs. The Company also believes it would have no difficulty securing additional term debt.

Other Matters

The Company is subject to contingencies relative to environmental laws and regulations. Currently, the Company is in the process of resolving an issue relative to a landfill site. The Company is also a defendant in three multi-party asbestos suits as a result of its membership in certain trade organizations. The cases are pending in state court in Mississippi. The Company does not believe the ultimate resolution of these claims will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Provision has been made for all known settlement costs. No other risks or uncertainties were identified that could have a material impact on operations and no long-lived assets have become permanently impaired in value.

Item 3   Quantitative and Qualitative Disclosures about Market Risk

The Company's quantitative and qualitative disclosures about market risk are incorporated by reference from Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and have not materially changed since that report was filed.

Item 4   Controls and Procedures

Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's President and Chief Executive Officer and the Vice President -- Finance, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14. Based upon that evaluation, the President and Chief Executive Officer and the Vice President -- Finance, Treasurer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings.

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


Item 6   Exhibits and Reports on Form 8-K

(a)   Exhibits:

      (99.1)     Written Statement of the Chief Executive Officer

      (99.2)     Written Statement of the Chief Financial Officer


(b)   Reports on Form 8-K:

      There were no reports on Form 8-K filed for the three months ended September 30, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         BADGER METER, INC.
                                         ------------------



Dated: October 23, 2002                By /S/  Richard A. Meeusen
                                          -----------------------
                                          Richard A. Meeusen
                                          President and Chief Executive Officer



                                       By /S/  Richard E. Johnson
                                          -----------------------
                                          Richard E. Johnson
                                          Vice President - Finance, Treasurer
                                          and Chief Financial Officer



                                       By /S/  Beverly L.P. Smiley
                                          ------------------------
                                          Beverly L.P. Smiley
                                          Vice President - Corporate Controller





CERTIFICATION

I, Richard A. Meeusen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Badger Meter, Inc. (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 23, 2002


                                       By /S/  Richard A. Meeusen
                                          -----------------------
                                          Richard A. Meeusen
                                          President and Chief Executive Officer





CERTIFICATION

I, Richard E. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Badger Meter, Inc. (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 23, 2002


                                       By /S/  Richard E. Johnson
                                          -----------------------
                                          Richard E. Johnson
                                          Vice President - Finance, Treasurer
                                          and Chief Executive Officer

                                  EXHIBIT INDEX

                                                                     Page Number

(99.1)     Written Statement of the Chief Executive Officer               16

(99.2)     Written Statement of the Chief Financial Officer               17