Form 10-K
period 2002-12-31
BADGER METER INC
filed 2003-03-21
CIK 9092

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                            ------------------------

                               BADGER METER, INC.

                            4545 W. BROWN DEER ROAD
                           MILWAUKEE, WISCONSIN 53223
                                 (414) 355-0400
                            A WISCONSIN CORPORATION
                   IRS EMPLOYER IDENTIFICATION NO. 39-0143280
                           COMMISSION FILE NO. 1-6706

     The company has the following classes of securities registered pursuant to
Section 12(b) of the Act:

                                                 Name of each exchange
    Title of class:                              on which registered:
    Common Stock                                 American Stock Exchange
    Common Share Purchase Rights                 American Stock Exchange

     The company does not have any securities registered pursuant to Section 12(g) of the Act.

     The company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

     The company includes a disclosure of delinquent filers pursuant to Item 405 of Regulation S-K in the definitive Proxy Statement incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.

     The company is an accelerated filer (as defined in Rule 12b-2 of the Act).

     The aggregate market value of the Common Stock held by non-affiliates of the company as of February 28, 2003 was approximately $79,604,415. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $27.50 per share, the closing price of the Common Stock as reported on the American Stock Exchange on June 28, 2002, and (ii) each of the executive officers and directors is deemed to be an affiliate.

     As of February 28, 2003, there were 3,234,711 shares of Common Stock outstanding.

     Portions of the company's Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year, are incorporated by reference from the definitive Proxy Statement.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

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

     - the success or failure of new product offerings and acquisitions

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

AVAILABLE INFORMATION

     The company's Internet address is http://www.badgermeter.com. The company makes available free of charge (other than an investor's own Internet access charges) through its Internet website its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, on the same day they are electronically filed with, or furnished to, the Securities and Exchange Commission. The company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

MARKETS AND PRODUCTS

     Badger Meter is a leading marketer and manufacturer of products using flow measurement and control technologies developed both internally and with other technology companies. Its products are used to measure and control the flow of liquids in a variety of applications. The company has five primary worldwide product lines. Two product lines, residential and commercial water meters (with various meter reading technology systems), are generally sold to water utilities. The other three lines are called industrial products and include automotive fluid meters and systems, small precision valves and industrial process meters (with related accessories and instrumentation).

     Water meters and related systems provide the majority of the company's sales. A "water meter system" generally consists of a water meter, a register (some with a digital interface technology for communicating the reading), packaging and the monitoring or computerized management system used to collect and relay the reading. Badger Meter's strategy is to solve customers' metering needs with its proprietary meter reading systems or other systems available through alliances within the marketplace. In both alternatives, the company provides the meter that generates a mechanical signal and the device that converts the signal into a digital form. That signal may then be read by either a proprietary meter reading system or systems developed by other technology companies.

     The company's products are primarily manufactured and assembled in the company's Milwaukee, Wisconsin; Tulsa, Oklahoma; Rio Rico, Arizona; Mattapoisett, Massachusetts and Brno, Czech Republic facilities. Products are also assembled in the company's Nogales, Mexico; Stuttgart, Germany and Nancy, France facilities.

     The company's products are sold throughout the world through various distribution channels including direct sales representatives, distributors and independent sales representatives. There is a moderate seasonal impact on sales, primarily relating to slightly higher sales of certain utility products during the spring and summer months. No single customer accounts for more than 10% of the company's sales.

COMPETITION

     There are several competitors in each of the markets in which the company sells its products, and the competition varies from moderate to intense. Major competitors include Invensys, Inc., Neptune Technology Group, Inc. and AMCO Water Metering Systems (formerly ABB-Kent Meters, Inc.). A number of the company's competitors in certain markets have greater financial resources. The company believes it currently provides the leading technology in certain types of automated and automatic water meter systems and small, high-precision valves. As a result of significant research and development activities, the company enjoys favorable patent positions for several of its products.

BACKLOG

     The dollar amount of the company's total backlog of unshipped orders at December 31, 2002 and 2001 was $21,200,000 and $18,100,000, respectively.
Backlog is comprised of firm orders and signed contractual commitments. The company expects to ship nearly all of the December 31, 2002 backlog in 2003.

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

RESEARCH AND DEVELOPMENT

     Expenditures for research and development activities relating to the development of new products, the improvement of existing products and manufacturing process improvements were $5,658,000 in 2002, compared to $5,422,000 during 2001, and $6,562,000 during 2000. Research and development activities are primarily sponsored by the company. The company also engages in some joint research and development with other companies.

INTANGIBLE ASSETS

     The company owns or controls many patents, trademarks, trade names and license agreements in the United States and other countries that relate to its products and technologies. No single patent, trademark, trade name or license is material to the company's business as a whole.

ENVIRONMENTAL PROTECTION

     The company is subject to contingencies relative to compliance with federal, state and local provisions and regulations relating to the protection of the environment. Currently, the company is in the process of resolving an issue relative to a landfill site. The company does not believe the ultimate resolution of this issue will have a material adverse effect on the company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Expenditures during 2002 and 2001 for compliance with environmental control provisions and regulations were not material and the company does not anticipate any material future expenditures.

     To ensure compliance with environmental regulations at company sites, the Board of Directors has chartered the Audit and Compliance Committee to monitor the company's compliance with various regulatory authorities with regard to environmental matters, among other things.

EMPLOYEES

     The company and its subsidiaries employed 1,025 persons at December 31, 2002, of which 231 employees are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The company is currently operating under a four-year contract with the union, which expires October 31, 2004. The company believes it has good relations with the union and all of its employees.

FOREIGN OPERATIONS AND EXPORT SALES

     The company has distributors and sales representatives throughout the world. Additionally, the company has a sales, assembly and distribution facility in Stuttgart, Germany, sales and customer service offices in Mexico City and Singapore, an assembly facility in Nogales, Mexico, a manufacturing facility in Brno, Czech Republic, and a sales and assembly facility in Nancy, France. The company exports products from the United States that are manufactured in Milwaukee, Wisconsin; Tulsa, Oklahoma; Rio Rico, Arizona and Mattapoisett, Massachusetts.

     Information about the company's foreign operations and export sales is included in Note 10 "Industry Segment and Geographic Areas" in the Notes to Consolidated Financial Statements in Part II, Item 8 of the company's 2002 Annual Report on Form 10-K.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The company operates in one industry segment as a marketer and manufacturer of various flow measurement and control products as described in Note 10 "Industry Segment and Geographic Areas" in the Notes to Consolidated Financial Statements in Part II, Item 8 of the company's 2002 Annual Report on Form 10-K.

ITEM 2.  PROPERTIES

     The principal facilities utilized by the company at December 31, 2002, are listed below. Except as indicated, the company owns all of such facilities in fee simple. The company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

                                                                                  APPROXIMATE AREA
LOCATION                                                   PRINCIPAL USE           (SQUARE FEET)
--------                                                   -------------          ----------------
Milwaukee, Wisconsin                                 Manufacturing and offices        323,000
Tulsa, Oklahoma                                      Manufacturing and offices         59,500
Rio Rico, Arizona                                    Manufacturing and offices         36,000
Nogales, Mexico                                      Assembly and offices              41,700(1)
Mattapoisett, Massachusetts                          Manufacturing and offices         23,000(2)
Stuttgart, Germany                                   Assembly and offices              23,000(3)
Brno, Czech Republic                                 Manufacturing and offices         12,900
Nancy, France                                        Assembly and offices              52,500

---------------

(1)  Leased facility. Lease term expires January 31, 2004.

(2)  Leased facility. Lease term expires February 28, 2004.

(3)  Leased facility. Lease term expires December 31, 2005.

ITEM 3.  LEGAL PROCEEDINGS

     There are currently no material legal proceedings pending with relation to the company, except as discussed below.

     The company is a defendant in five multi-party asbestos suits as a result of its membership in certain trade organizations. The cases are pending in state court in Mississippi. The company does not believe the ultimate resolution of these claims will have a material adverse effect on the company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the company's shareholders during the quarter ended December 31, 2002.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information regarding the executive officers of the company.

                                                                                                AGE AT
NAME                                                   POSITION                                2/28/2003
----                        ---------------------------------------------------------------    ---------
James L. Forbes.........    Chairman                                                              70
Richard A. Meeusen......    President and Chief Executive Officer                                 48
Robert M. Bullis........    Vice President -- Manufacturing                                       53
Ronald H. Dix...........    Vice President -- Administration and Human Resources                  58
Deirdre C. Elliott......    Vice President -- Corporate Counsel and Secretary                     46
Horst E. Gras...........    Vice President -- International Operations                            47
Richard E. Johnson......    Vice President -- Finance, Chief Financial Officer and                48
                            Treasurer
Beverly L.P. Smiley.....    Vice President -- Corporate Controller                                53
Kenneth E. Smith........    Vice President -- Sales and Marketing                                 54
Dennis J. Webb..........    Vice President -- Engineering                                         55
Daniel D. Zandron.......    Vice President -- Business Development                                54

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

     Mr. Forbes was elected Chairman in April 2002. Mr. Forbes served as Chairman and Chief Executive Officer from November 2001 to April 2002, as Chairman, President and Chief Executive officer from February 2001 to November 2001, and as Chairman and Chief Executive Officer from April 1999 to February 2001. Prior to that date, Mr. Forbes served as President and Chief Executive Officer for more than five years.

     Mr. Meeusen was elected President and Chief Executive Officer in April 2002. Mr. Meeusen served as President from November 2001 to April 2002, and as Executive Vice President -- Administration from February 2001 to November 2001. In addition, Mr. Meeusen served as Vice President -- Finance and Chief Financial Officer from November 1995 to February 2001, as well as Treasurer from January 1996 to February 2001.

     Mr. Bullis was elected Vice President -- Manufacturing in February 2001. He served as Vice President -- Operations from November 1999 to February 2001. Prior to that date, Mr. Bullis served as Vice President -- Operations -- Utility for more than five years.

     Mr. Dix was elected Vice President -- Administration and Human Resources in November 2001. Mr. Dix served as Vice President -- Human Resources from February 2001 to November 2001. Prior to that date, Mr. Dix served as Vice
President -- Administration and Human Resources for more than five years.

     Ms. Elliott has served as Vice President -- Corporate Counsel and Secretary for more than five years.

     Mr. Gras was elected Vice President -- International Operations in November 2001. Prior to that date, Mr. Gras served as Vice President -- Badger Meter Europe for more than five years.

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

     Ms. Smiley was elected Vice President -- Corporate Controller in November 1999. Ms. Smiley served as Corporate Controller from April 1997 to November 1999.

     Mr. Smith was elected Vice President -- Sales and Marketing in November 2001. Mr. Smith served as Vice President -- Industrial Products and International from November 2000 to November 2001. Mr. Smith served as Vice President -- Industrial and Commercial Products from January 2000 to November 2000. Prior to joining the company in January 2000, Mr. Smith served as President of Peek Measurement Group for more than five years.

     Mr. Webb was elected Vice President -- Engineering in November 2001. Mr. Webb served as Vice President -- Customer Solutions from April 2000 to November 2001, and as Vice President -- Engineering and Quality from November 1999 to April 2000. Prior to that date, Mr. Webb served as Vice President -- Engineering and Quality -- Utility for more than five years.

     Mr. Zandron was elected Vice President -- Business Development in November 2001. Mr. Zandron served as Vice President -- Utility Products from November 2000 to November 2001, and as Vice President -- Commercial and Industrial Products, and a number of similar capacities, from January 2000 to November 2000. From May 1999 to January 2000, Mr. Zandron served as Vice
President -- Commercial and Industrial Products -- Utility. Prior to that date, Mr. Zandron served as Vice President -- Commercial and Industrial and Marketing for more than five years.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     Information required by this Item is set forth on page 30 in Part II, Item 8 under the heading "Financial Statements and Supplementary Data" of the company's 2002 Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                   BADGER METER, INC.
                                                            TEN YEAR SUMMARY OF SELECTED DATA
                                                                 YEARS ENDED DECEMBER 31
                        ---------------------------------------------------------------------------------------------------------
                          2002       2001       2000       1999       1998       1997       1996       1995      1994      1993
                        --------   --------   --------   --------   --------   --------   --------   --------   -------   -------
                                                      (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING RESULTS
Net sales.............  $167,317    138,537    146,389    150,877    143,813    130,771    116,018    108,644    99,155    84,497
Research and
  development.........  $  5,658      5,422      6,562      6,012      6,105      4,397      3,851      3,858     3,278     3,642
Earnings before income
  taxes...............  $ 11,437      5,010     10,727     15,659     13,364     10,205      8,167      5,911     4,974     3,306
Net earnings..........  $  7,271      3,364      6,941      9,700      8,247      6,522      5,127      3,719     3,216     2,164
Earnings to sales.....       4.3%       2.4%       4.7%       6.4%       5.7%       5.0%       4.4%       3.4%      3.2%      2.6%
                        --------   --------   --------   --------   --------   --------   --------   --------   -------   -------
PER COMMON SHARE
Basic earnings........  $   2.30       1.06       2.10       2.78       2.28       1.83       1.46       1.06       .93       .64
Diluted earnings......  $   2.20       1.03       2.00       2.60       2.12       1.65       1.39       1.06       .93       .64
Cash dividends
  declared:
  Common Stock........  $   1.02       1.00        .86        .72        .60        .48        .43        .39       .35       .32
  Class B Common
    Stock.............  $      0          0          0        .32        .54        .44        .39        .36       .32       .29
Price range -- high...  $  34.00      33.22      37.38      41.00      40.63      57.50      20.81      13.50     14.00     11.00
Price range -- low....  $  22.08      19.76      23.00      29.38      25.00      18.13      12.38      11.06      9.50      8.88
Closing price.........  $  32.10      22.43      23.00      30.13      35.63      40.75      19.19      13.25     11.94      9.56
Book value............  $  14.93      13.52      13.51      12.88      13.13      11.62      10.32       9.16      8.38      7.66
                        --------   --------   --------   --------   --------   --------   --------   --------   -------   -------
SHARES OUTSTANDING
Common Stock..........     3,221      3,180      3,207      3,340      2,538      2,444      2,426      2,387     2,377     2,281
Class B Common
  Stock...............         0          0          0          0      1,108      1,126      1,126      1,126     1,126     1,126
                        --------   --------   --------   --------   --------   --------   --------   --------   -------   -------
FINANCIAL POSITION
Working capital.......  $  6,825     23,170      6,822     11,150     10,776     13,870     17,645     16,178    14,569    12,010
Current ratio.........  1.1 to 1   2.0 to 1   1.2 to 1   1.3 to 1   1.3 to 1   1.5 to 1   2.0 to 1   2.1 to 1    1.7 to    1.6 to
                                                                                                                      1         1
Net cash provided by
  operations..........  $ 12,234      8,587     13,251     15,652     15,007      5,178      9,878     12,026     6,342     2,969
Capital
  expenditures........  $  5,914      5,007      6,403      9,981     17,926      8,349      5,382      4,493     3,553     3,121
Total assets..........  $126,463    101,375     98,023    102,186     96,945     82,297     66,133     60,527    61,993    57,627
Short-term and current
  portion of long-term
  debt................  $ 26,334      8,264     23,017     16,589     14,315     11,245      2,634      5,515    10,437    12,582
Long-term debt........  $ 13,046     20,498      5,944     11,493      2,600        928      1,091      1,000     1,200     1,400
Shareholders'
  equity..............  $ 48,095     43,002     43,319     43,009     47,848     41,467     36,638     32,163    29,351    26,074
Debt to total
  capitalization......      45.0%      40.1%      40.1%      39.5%      26.1%      22.7%       9.2%      16.8%     28.4%     34.9%
Return on
  shareholders'
  equity..............      15.1%       7.8%      16.0%      22.6%      17.2%      15.7%      14.0%      11.6%     11.0%      8.3%
Price/earnings
  ratio...............      14.0       21.2       11.0       10.8       15.6       22.3       13.1       12.5      12.8      15.1
                        --------   --------   --------   --------   --------   --------   --------   --------   -------   -------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

     Badger Meter is a leading marketer and manufacturer of products using flow measurement and control technologies developed both internally and with other technology companies. Its products are used to measure and control the flow of liquids in a variety of applications. The company has five primary worldwide product lines. Two product lines, residential and commercial water meters (with various meter reading technology systems), are generally sold to water utilities. The other three lines are called industrial products and include automotive fluid meters and systems, small precision valves and industrial process meters (with related accessories and instrumentation).

     Water meters and related systems provide the majority of the company's sales. A "water meter system" generally consists of a water meter, a register (some with a digital interface technology for communicating the reading), packaging and the monitoring or computerized management system used to collect and relay the reading. Badger Meter's strategy is to solve customers' metering needs with its proprietary meter reading systems or other systems available through alliances within the marketplace. In both alternatives, the company provides the meter that generates a mechanical signal and the device that converts the signal into a digital form. That signal may then be read by either a proprietary meter reading system or systems developed by other technology companies.

RESULTS OF OPERATIONS

     In the second quarter of 2002, the company completed two acquisitions, Data Industrial Corporation (DIC) and MecaPlus Equipements SA (MPE). These acquisitions were accounted for under the purchase accounting method, and as a result, some of the variances shown since December 31, 2001, were attributable to the results of operations since the date of acquisition. The acquisitions are further discussed in Part II, Item 8, in the Notes to Consolidated Financial Statements under the heading Note 3 B "Acquisitions" in the company's 2002 Annual Report on Form 10-K.

NET SALES

     Badger Meter's net sales increased nearly $28.8 million or 20.8% for 2002 compared to 2001. The increase is the net result of the acquisitions, increases in net sales of residential and commercial water meters and decreases in net sales of certain industrial products, all further discussed below.

     The 2002 net sales amounts include $11.0 million or 6.6% related to the acquired companies. Without the acquisitions, net sales would have increased $17.8 million or 14.2% over sales in 2001. In addition, the results for 2001 included approximately $1.4 million of net sales from product lines that were discontinued. Net sales trends are primarily affected by new product sales, water meter sales to municipalities and general market conditions. Residential water meter sales are influenced by both privatizations of water services and a continued industry movement away from manual-read meters to automated meter reading technologies.

     Residential and commercial water meter net sales increased nearly $20.6 million over 2001. The net sales increase was driven by increased volumes in both plastic and bronze local-read meters as well as increased sales of automated meter reading technologies, the latter of which carries a higher price. A portion of the net sales increase, although not quantifiable, is also due in part to the reorganization of the sales force. Prior to 2001, sales representatives were assigned geographic areas. Late in 2001, a change was made to focus less on geography and more on the type of customer. Customers include independent distributors, large cities, private water companies and numerous smaller municipal water utilities. One group of the company's sales representatives focused on the distributors, another on large accounts (public and private) and the third group focused on the remaining customers, while the company maintained approximately the same number of sales employees. As a result, the third group covers larger geographic areas. Because of the additional focus on customer groups, there was an increase in sales to distributors in 2002. Many smaller utilities purchased water meters through distributors, and the company believes that the increased attention to the distributor network caused the distributors to make an increased effort to sell Badger Meter products.

     Industrial net sales declined $1.4 million or 4.9% in 2002 from 2001. The main cause of this decrease was poor market conditions in the niche market for automotive fluid meters. Somewhat offsetting the decline was increased volumes of electromagnetic flow meters.

     International net sales are comprised primarily of sales of automotive fluid meters and small valves in Europe, sales of water meters and related technologies in Latin America, and sales of valves and other metering products throughout the world. In Europe, sales are made in both U.S. dollars and euros. Most other international sales are made in U.S. dollars. The company is able to partially hedge its euro exposure by holding euro-denominated debt. International sales, excluding the effects of the MPE acquisition, increased 4.1% over 2001 due to plastic meter sales into the Latin American market.

     In 2001, net sales decreased nearly $7.9 million or 5.4% compared to 2000. A significant factor in the decline was the discontinuance of certain product lines. Net sales related to those lines were $1.4 million in 2001 compared with $5.6 million in 2000, which accounts for nearly $4.2 million of the decline. The remaining $3.7 million was due to a sales decrease in residential and commercial water meters of approximately $1.8 million, and a decrease in industrial sales of $1.9 million. The decrease in residential and commercial water meter sales was primarily due to lower sales of automated meter reading systems, offset somewhat by volume increases in lower price local (or manual) read systems. The automotive fluid products, small precision valves and other industrial products also saw volume decline, offset slightly by higher prices.

GROSS MARGINS

     Gross margins were 33.5%, 32.1% and 36.2% for 2002, 2001 and 2000, respectively. The increase in gross margin between 2002 and 2001 is due to increased sales volumes, which absorbed factory capacity costs, as well as continuing efforts to reduce product costs. Margins were also affected by higher sales of automated meter reading products, which have higher margins than manual (or local) read meters. Margins declined in 2001 from those levels in 2000 when actual sales did not meet expected levels to absorb the cost of factory capacity. Also, the lack of significant price increases in recent years has reduced margins.

OPERATING EXPENSES

     Selling, engineering and administration costs increased 11.4% in 2002 over 2001 levels. Much of this increase is attributable to the newly acquired companies, as well as increased incentive compensation as a result of meeting sales and earnings targets. Without the acquisitions and increased incentive costs, these expenses would have decreased 3.8% due to continuing cost control efforts and the elimination of costs associated with discontinued product lines. Selling, engineering and administration costs decreased 8.5% in 2001 compared to 2000 due to lower incentive accruals and cost controls, as well as cost reductions associated with discontinued product lines, offsetting personnel and expense increases.

INTEREST EXPENSE

     Interest expense increased $468,000 in 2002 compared to 2001. The increase was due primarily to the increased borrowing needs as a result of the company's acquisition of two new companies and the payment of $9.4 million into the company's pension plan in 2002. These factors were offset somewhat by a decrease in interest rates during the year. The company continues to use commercial paper at very favorable interest rates to finance its operations.

     Interest expense decreased $825,000 in 2001 compared to 2000. This decrease was a result of significantly lower interest rates and the company's repayment in 2001 of a term loan that had a higher interest rate than available commercial paper borrowings.

OTHER INCOME, NET

     Other income, net in 2002 and 2001 relates primarily to foreign exchange gains. Other income, net for 2000 included $2,230,000 of proceeds from business interruption insurance, which offset lost sales and margins associated with a fire at the facility of one of the company's principal vendors during 1999. Without these proceeds, other income, net for 2000 would have been an expense of $316,000.

INCOME TAXES

     Income taxes as a percentage of earnings before income taxes was 36.4%, 32.9% and 35.3% for 2002, 2001 and 2000, respectively. The increase in 2002 from 2001 was due primarily to a higher level of pre-tax earnings compared to 2001 that reduced the percentage effects of certain permanent items on book-tax differences. The decrease in 2001 from 2000 was due to lower state and foreign taxes on lower pre-tax income and to the increased percentage effects of certain permanent items on book-tax differences.

     In 2002, the company determined that there were excess reserves for prior year taxes, and accordingly reduced tax expense by $675,000. At the same time, the company concluded that it was not certain that net operating loss carryforwards for foreign subsidiaries would be realized through future profits and as such a $475,000 valuation reserve was created by increasing the tax expense.

NET EARNINGS AND EARNINGS PER SHARE

     As a result of the above-mentioned items, net earnings were $7,271,000, $3,364,000 and $6,941,000 in 2002, 2001 and 2000, respectively. On a diluted basis, earnings per share were $2.20, $1.03 and $2.00, respectively, for the same periods.

LIQUIDITY AND CAPITAL RESOURCES

     The main sources of liquidity for the company are cash from operations and borrowing capacity. Cash provided by operations increased $3.6 million or 42.4% for 2002 compared to 2001 primarily as a result of increased earnings, deferral of income taxes, current liabilities, and lower accounts receivable (net of acquired companies). Offsetting these items somewhat was a $9.4 million payment to the company's pension plan to maintain full funding status. Cash provided by operations decreased 35.2% in 2001 compared to 2000 primarily as a result of lower earnings, increased inventories and a $4.4 million payment to the company's pension plan, offset partially by increased payables.

     Receivables and inventories increased 18.4% and 17.2%, respectively, between December 31, 2001 and 2002. Increases in both of these accounts are primarily due to the receivables and inventories acquired as a result of the acquisitions. Capital expenditures totaled $5.9 million in 2002, up from $5.0 million in 2001, but lower than $6.4 million in 2000. These amounts vary due to the timing of capital expenditures. The company believes it will be able to increase production with minimal additional capital expenditures.

     Prepaid pension increased nearly $8.5 million at the end of 2002 compared to the same date in 2001. This is primarily the result of making a $9.4 million contribution to the pension plan, offset by pension expenses during 2002. Payment to the company's pension plan was made to maintain proper funding levels as of the September 30, 2002 measurement date. Goodwill increased $5.2 million from 2001 to 2002 due to the acquisitions of MPE and DIC.

     The increase in payables between years is primarily the result of the assumed payables of the acquired companies as well as the timing of purchases.

     Short-term debt increased $15.2 million. This increase is due to the use of short-term debt to finance the two acquisitions and the $9.4 million payment into the company's pension plan, offset somewhat by increased cash generated from operations. In addition, the company made a prepayment on a portion of its long-term debt to take advantage of lower commercial paper interest rates. Accrued compensation and employee benefits increased nearly $3 million due to increased incentive costs associated with improved sales and earnings levels.

     Income and other taxes increased nearly $1.4 million as a result of increased earnings during 2002. Net deferred income taxes changed $1.7 million from 2001 due to increased earnings and the timing of tax payments. The principal timing difference related to the deductibility of the payment to the company's pension plan, most of which is shown as a prepaid on the company's balance sheet.

     Total outstanding long-term debt (both the current and long-term portions) decreased $4.6 million as a result of regular debt payments and the $4 million prepayment allowed under terms of the loan agreement. Common stock and capital in excess of par value both increased during 2002 due to stock issued in connection with the exercise of stock options and ESSOP transactions. Employee benefit stock decreased by $365,000 due to shares released as a result of payments made on the ESSOP loan. Treasury stock increased due to shares repurchased during the year.

     Badger Meter's financial condition remains strong. The company believes that its operating cash flows, available borrowing capacity and ability to raise capital provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of capacity and development of new products.

CONTRACTUAL OBLIGATIONS

     The company guarantees the outstanding debt of the Badger Meter Employee Savings and Stock Ownership Plan (ESSOP) that is recorded in long-term debt, offset by a similar amount in shareholders' equity. The loan amount is collateralized by shares of the company's Common Stock. Payments of $365,000 and $400,000 in 2002 and 2001, respectively, reduced the loan to $1.5 million at December 31, 2002.

     The company also guarantees the present and future debt of the Badger Meter Officers Voting Trust (BMOVT), from which officers obtained loans from a bank in order to purchase shares of the company's Common Stock. The officers' loan amounts are collateralized by the company's shares that were purchased with the loans' proceeds. There have been no loans made to officers by the BMOVT since July 2002 due to restrictions as a result of new legislation. The amount that the company guaranteed was $2,380,000 and $2,167,000 at December 31, 2002 and 2001, respectively. The current loan expires in April 2003 when it will likely be renewed. The fair market value of this guarantee at December 31, 2002 was zero because the collateral value of the shares exceeded the loan amount.

     The following table includes the company's contractual obligations. There are no other undisclosed guarantees or off-balance sheet arrangements.

                                                                 PAYMENTS DUE BY PERIOD
                                                      --------------------------------------------
                                                                 LESS THAN
                                                       TOTAL      1 YEAR      1-3 YEARS    4 YEARS
                                                      -------    ---------    ---------    -------
                                                                     (IN THOUSANDS)
Current portion and long-term debt................    $17,301     $5,895       $10,231     $1,175
Capital lease obligations.........................        189         84           105          0
ESSOP.............................................      1,535          0         1,535          0
Operating leases..................................      1,078        616           462          0
                                                      -------     ------       -------     ------
Total contractual obligations.....................    $20,103     $6,595       $12,333     $1,175
                                                      =======     ======       =======     ======

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

     The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The company's critical accounting policies and estimates relate primarily to several judgmental reserves: allowance for doubtful accounts, allowance for obsolete inventories, warranty and after-sale costs reserve, and the health care reserve. Each of these judgmental reserves is evaluated quarterly and is reviewed with the company's Disclosure Committee and the Audit and Compliance Committee of the Board of Directors. The basis for the reserve amounts is determined by analyzing the minimum and maximum amount of anticipated exposure for each account, and then selecting the most appropriate amount within the range based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This method has been used for all years in the presented financials and has been used consistently throughout each year. Actual results may differ from these estimates under different assumptions or conditions.

     The criteria used for calculating each of the reserve amounts varies by type of reserve. For the allowance for doubtful accounts reserve, significant past due and foreign account balances are reviewed in conjunction with applying historical write-off ratios to the remaining balances. The calculation for the allowance for obsolete inventories reserve is determined by analyzing the relationship between the last time items were used with an analysis of estimated usage to determine if excess quantities exist. The calculation for warranty and after-sale costs reserve uses criteria that includes known potential problems on past sales as well as historical claims ratios for current sales. The health care reserve is determined by using medical cost trend analyses, reviewing subsequent payments made and estimating unbilled amounts. The changes in the balances of these judgmental reserves at December 31, 2002, compared to the prior year were primarily due to the previously mentioned acquisitions.

OTHER MATTERS

     The company believes it is in compliance with the various environmental statutes and regulations to which the company's domestic and international operations are subject. Currently, the company is in the process of resolving an issue relative to a landfill site. Provision has been made for all known settlement costs.

     The company is also a defendant in five multi-party asbestos suits as a result of its membership in certain trade organizations. The cases are pending in state court in Mississippi. The company does not believe the ultimate resolution of these issues will have a material adverse effect on the company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

MARKET RISKS

     In the ordinary course of business, the company is exposed to various market risks, including commodity prices, foreign currency rates and interest rates. The company typically does not hold or issue derivative instruments and has a policy specifically prohibiting the use of such instruments for trading purposes.

     Commodity risk is managed by keeping abreast of economic conditions and locking in purchase prices for quantities that correspond to the company's forecasted usage.

     The company's foreign currency risk relates to the sales of products to foreign customers, specifically European customers, as most other foreign sales are made in U.S. dollars. The company uses lines of credit with European banks to offset currency exposure related to European receivables and other monetary assets. As of December 31, 2002 and 2001, the company's foreign currency net monetary assets were substantially offset by comparable debt, resulting in no material exposure.

     The company's short-term debt on December 31, 2002, was floating rate debt with market values approximating carrying value. Fixed rate debt was principally a term loan with a 6.73% interest rate. For the floating rate debt, future annual interest costs will fluctuate based upon short-term interest rates. For the short-term debt on hand on December 31, 2002, the effect of a 1% change in interest rates is approximately $204,000 before income tax.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     Information required by this Item is set forth on page 11 in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risk" in the company's 2002 Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               BADGER METER, INC.

                         REPORT OF INDEPENDENT AUDITORS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Badger Meter, Inc.

     We have audited the accompanying consolidated balance sheets of Badger Meter, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Badger Meter, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2002, the company changed its method of accounting for goodwill.

                                                               Ernst & Young LLP

Milwaukee, Wisconsin
January 31, 2003

                               BADGER METER, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                                 ----         ----
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash......................................................   $  3,779     $  3,410
  Receivables...............................................     22,139       18,700
  Inventories:
     Finished goods.........................................      7,569        5,260
     Work in process........................................      8,308        8,190
     Raw materials..........................................      9,305        8,037
                                                               --------     --------
       Total inventories....................................     25,182       21,487
  Prepaid expenses..........................................      1,219          767
  Deferred income tax.......................................      3,061        2,588
                                                               --------     --------
       Total current assets.................................     55,380       46,952
Property, plant and equipment:
  Land and improvements.....................................      2,992        2,550
  Buildings and improvements................................     24,578       20,860
  Machinery and equipment...................................     71,226       68,033
                                                               --------     --------
                                                                 98,796       91,443
  Less accumulated depreciation.............................    (55,328)     (50,319)
                                                               --------     --------
     Net property, plant and equipment......................     43,468       41,124
Intangible assets, at cost less accumulated amortization....      1,112          227
Prepaid pension.............................................     17,454        8,965
Other assets................................................      3,352        3,561
Goodwill....................................................      5,697          546
                                                               --------     --------
Total assets................................................   $126,463     $101,375
                                                               ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt...........................................   $ 20,355     $  5,129
  Current portion of long-term debt.........................      5,979        3,135
  Payables..................................................     11,040        8,887
  Accrued compensation and employee benefits................      6,017        2,992
  Warranty and after-sale costs.............................      3,597        3,453
  Income and other taxes....................................      1,567          186
                                                               --------     --------
     Total current liabilities..............................     48,555       23,782
Deferred income tax.........................................      4,710        2,539
Accrued non-pension postretirement benefits.................      5,512        6,093
Other accrued employee benefits.............................      6,545        5,461
Long-term debt..............................................     13,046       20,498
Commitments and contingencies (Note 6)
Shareholders' equity:
  Common Stock, $1.00 par; authorized 40,000,000 shares;
     issued 4,762,398 shares in 2002 and 4,676,840 shares in
     2001...................................................      4,762        4,677
  Capital in excess of par value............................     18,169       16,168
  Reinvested earnings.......................................     54,776       50,736
  Accumulated other comprehensive loss......................        (61)           0
  Less: Employee benefit stock..............................     (1,535)      (1,900)
        Treasury stock, at cost, 1,541,791 shares in 2002
        and 1,497,199 shares in 2001........................    (28,016)     (26,679)
                                                               --------     --------
     Total shareholders' equity.............................     48,095       43,002
                                                               --------     --------
Total liabilities and shareholders' equity..................   $126,463     $101,375
                                                               ========     ========

See accompanying notes.

                               BADGER METER, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                              (IN THOUSANDS EXCEPT PER SHARE
                                                                         AMOUNTS)
Net sales...................................................  $167,317   $138,537   $146,389
Cost of sales...............................................   111,317     94,042     93,375
                                                              --------   --------   --------
Gross margin................................................    56,000     44,495     53,014
Selling, engineering and administration.....................    42,805     38,430     41,995
                                                              --------   --------   --------
Operating earnings..........................................    13,195      6,065     11,019
Interest expense............................................     1,849      1,381      2,206
Other income, net...........................................       (91)      (326)    (1,914)
                                                              --------   --------   --------
Earnings before income taxes................................    11,437      5,010     10,727
Provision for income taxes..................................     4,166      1,646      3,786
                                                              --------   --------   --------
Net earnings................................................  $  7,271   $  3,364   $  6,941
                                                              ========   ========   ========
Earnings per share:
  Basic.....................................................  $   2.30   $   1.06   $   2.10
  Diluted...................................................  $   2.20   $   1.03   $   2.00
                                                              ========   ========   ========
Shares used in computation of:
  Basic.....................................................     3,165      3,163      3,308
  Impact of dilutive stock options..........................       139        112        162
                                                              --------   --------   --------
  Diluted...................................................     3,304      3,275      3,470
                                                              ========   ========   ========

See accompanying notes.

                               BADGER METER, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 2002        2001       2000
                                                               --------    --------    -------
                                                                   (DOLLARS IN THOUSANDS)
Operating activities:
  Net earnings.............................................    $  7,271    $  3,364    $ 6,941
  Adjustments to reconcile net earnings to net cash
     provided by operations:
     Depreciation..........................................       7,882       6,477      5,925
     Amortization..........................................          98         324        148
     Tax benefit on stock options..........................         307         232        387
     Deferred income tax...................................       1,986       1,347        817
     Noncurrent employee benefits..........................       1,214       1,118        648
     Contributions to pension plan.........................      (9,393)     (4,441)         0
     Changes in:
       Receivables.........................................       1,323         306      5,272
       Inventories.........................................        (344)     (1,852)    (1,529)
       Current liabilities other than debt.................       2,242       1,527     (5,349)
       Prepaid expenses and other..........................        (352)        185         (9)
                                                               --------    --------    -------
  Total adjustments........................................       4,963       5,223      6,310
                                                               --------    --------    -------
Net cash provided by operations............................      12,234       8,587     13,251
                                                               --------    --------    -------
Investing activities:
  Property, plant and equipment............................      (5,914)     (5,007)    (6,403)
  Acquisitions, net of cash acquired.......................      (8,564)          0          0
  Other -- net.............................................        (168)        105         76
                                                               --------    --------    -------
Net cash used for investing activities.....................     (14,646)     (4,902)    (6,327)
                                                               --------    --------    -------
Financing activities:
  Net increase (decrease) in short-term debt...............      15,226     (12,640)     6,067
  Issuance of long-term debt...............................           0      21,700          0
  Repayments of long-term debt.............................      (9,656)     (9,259)    (5,188)
  Dividends................................................      (3,231)     (3,164)    (2,850)
  Stock options and ESSOP..................................       1,624       1,290      1,023
  Treasury stock purchases.................................      (1,595)     (2,439)    (5,491)
  Issuance of treasury stock...............................         413           0          0
                                                               --------    --------    -------
Net cash provided by (used for) financing activities.......       2,781      (4,512)    (6,439)
                                                               --------    --------    -------
Increase (decrease) in cash................................         369        (827)       485
Cash -- beginning of year..................................       3,410       4,237      3,752
                                                               --------    --------    -------
Cash -- end of year........................................    $  3,779    $  3,410    $ 4,237
                                                               ========    ========    =======
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Income taxes..........................................    $    757    $    624    $ 1,839
     Interest..............................................    $  1,664    $  1,390    $ 2,255

See accompanying notes.

                               BADGER METER, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                        ------------------------------------------------------------------------------------
                                                                                   OTHER
                                                                                  COMPRE-
                                                      CAPITAL IN                  HENSIVE    EMPLOYEE
                                          COMMON      EXCESS OF     REINVESTED    INCOME     BENEFIT     TREASURY
                                          STOCK       PAR VALUE      EARNINGS     (LOSS)      STOCK       STOCK       TOTAL
                                        ----------    ----------    ----------    -------    --------    --------    -------
                                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Balance, December 31, 1999............  $  4,531       $13,382       $46,445       $   0     $(2,600)    $(18,749)   $43,009
                                        --------       -------       -------       -----     -------     --------    -------
Net earnings..........................                                 6,941                                           6,941
Cash dividends of $.86 per share......                                (2,850)                                         (2,850)
Stock options exercised...............        75           895                                                           970
Tax benefit on stock options and
  dividends...........................                     387                                                           387
ESSOP transactions....................         4             5                                   300                     309
Treasury stock purchases..............                                                                     (5,491)    (5,491)
Other.................................                      44                                                            44
                                        --------       -------       -------       -----     -------     --------    -------
Balance, December 31, 2000............     4,610        14,713        50,536           0      (2,300)     (24,240)    43,319
                                        --------       -------       -------       -----     -------     --------    -------
Net earnings..........................                                 3,364                                           3,364
Cash dividends of $1.00 per share.....                                (3,164)                                         (3,164)
Stock options exercised...............        44           788                                                           832
Tax benefit on stock options and
  dividends...........................                     232                                                           232
ESSOP transactions....................        23           435                                   400                     858
Treasury stock purchases..............                                                                     (2,439)    (2,439)
                                        --------       -------       -------       -----     -------     --------    -------
Balance, December 31, 2001............     4,677        16,168        50,736           0      (1,900)     (26,679)    43,002
                                        --------       -------       -------       -----     -------     --------    -------
Comprehensive income:
  Net earnings........................                                 7,271                                           7,271
  Other comprehensive income (loss):
    Minimum accrued employee benefits
      liability (net of $288 tax
      effect).........................                                              (453)                               (453)
    Foreign currency translation......                                               392                                 392
                                                                                                                     -------
Comprehensive income..................                                                                                 7,210
Cash dividends of $1.02 per share.....                                (3,231)                                         (3,231)
Stock options exercised...............        61           915                                                           976
Tax benefit on stock options and
  dividends...........................                     307                                                           307
ESSOP transactions....................        24           624                                   365                   1,013
Treasury stock purchases..............                                                                     (1,595)    (1,595)
Issuance of treasury stock............                     155                                                258        413
                                        --------       -------       -------       -----     -------     --------    -------
Balance, December 31, 2002............  $  4,762       $18,169       $54,776       $ (61)    $(1,535)    $(28,016)   $48,095
                                        ========       =======       =======       =====     =======     ========    =======

See accompanying notes.

                               BADGER METER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Profile

     Badger Meter is a leading marketer and manufacturer of products using flow measurement and control technologies developed both internally and with other technology companies. Its products are used to measure and control the flow of liquids in a variety of applications. The company has five primary worldwide product lines. Two product lines, residential and commercial water meters (with various meter reading technology systems), are generally sold to water utilities. The other three lines are called industrial products and include automotive fluid meters and systems, small precision valves and industrial process meters (with related accessories and instrumentation).

Consolidation

     The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries.

Accounts Receivable

     Accounts receivable consists primarily of trade receivables. The company estimates and records provisions for an allowance for doubtful receivables. The balance of this allowance was $1,016,000 and $632,000 at December 31, 2002 and 2001, respectively. In 2002, the allowance increased $191,000 related to the acquisition of Data Industrial Corporation (DIC) and MecaPlus Equipements SA
(MPE). Refer to Note 3 B "Acquisitions" for a description of the acquisitions.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market. The company estimates and records provisions for an obsolete inventories reserve. The balance of this reserve was $1,003,000 and $757,000 at December 31, 2002 and 2001, respectively. In 2002, the reserve increased $324,000 related to the acquisition of DIC and MPE. Refer to Note 3 B "Acquisitions" for a description of the acquisitions.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets, principally by the straight-line method. The estimated useful lives of assets are: for land improvements, 15 years; for buildings and improvements, 10 - 39 years; and, for machinery and equipment, 3 - 20 years.

Long-Lived Assets

     The company evaluates the recoverability of its long-lived assets in accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The company annually evaluates whether the sum of the estimated undiscounted future cash flows attributable to assets held and used are less than their carrying amounts.

Intangible Assets

     Costs of purchased patents are amortized over the lives of the patents in accordance with Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets." Other intangible assets are amortized over their estimated useful lives. Accumulated amortization at December 31, 2002 and 2001, was $226,000 and $128,000, respectively.

                               BADGER METER, INC.

                        DECEMBER 31, 2002, 2001 AND 2000

Goodwill

     Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets," became effective for the company on January 1, 2002. This statement required companies to stop amortizing goodwill and to test for impairment. Prior to 2002, goodwill was amortized in a straight-line basis. Goodwill amortization expense for 2001 and 2000 was $79,000 and $70,000, respectively. An evaluation performed in December 2002 determined that goodwill had not become impaired. The amount of net goodwill recorded at December 31, 2002 and 2001, was $5,697,000 and $546,000, respectively. The increase was due to the acquisitions of DIC and MPE, which are described in Note 3 B "Acquisitions," as well as the translation effect resulting from changes in the euro exchange rate.

Revenue Recognition

     Revenues are recognized upon shipment of product, which corresponds with the transfer of title. The costs of shipping are billed to the customer upon shipment and are included in cost of sales.

Warranty and After-Sale Costs

     The company estimates and records provisions for warranties and other after-sale costs in the period the sale is reported. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the company's warranty and after-sale costs reserve are as follows:

                            BALANCE AT        ADDITIONS CHARGED                                      BALANCE AT
                        BEGINNING OF YEAR        TO EARNINGS      CLAIMS PAID   RESERVE ACQUIRED    END OF YEAR
                       --------------------   -----------------   -----------   ----------------   --------------
                                                    (IN THOUSANDS)
2002.................         $3,453               $1,086           $(1,167)          $225(a)          $3,597
2001.................         $3,245               $1,837           $(1,629)          $  0             $3,453
2000.................         $3,835               $1,503           $(2,093)          $  0             $3,245

---------------

(a) In 2002, the reserve increased $30,000 and $195,000 related to the acquisition of DIC and MPE, respectively. Refer to Note 3 B "Acquisitions" for a description of the acquisitions.

Research and Development

     Research and development costs are charged to expense as incurred and amounted to $5,658,000, $5,422,000, and $6,562,000 in 2002, 2001 and 2000,
respectively.

Other Income, Net

     Included in other income, net was foreign currency gains and losses, which are recognized as incurred. The company's functional currency for all of its foreign subsidiaries is the U.S. dollar, with the exception of Badger Meter France (the French parent holding company of MPE) and MPE, whose functional currency is the euro. Other income, net for 2000 included $2,230,000 of business interruption insurance proceeds related to lost sales and margins as a result of a fire at a vendor's facility in 1999.

Stock Option Plans

     The company has five stock option plans which provide for the issuance of options to key employees and directors of the company. Refer to Note 5 "Stock Option Plans" for a description of the plans.

                               BADGER METER, INC.

                        DECEMBER 31, 2002, 2001 AND 2000

     As allowed by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), and Statement No. 148, "Accounting for Stock-based Compensation -- Transition and Disclosure" (SFAS
148), the company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its stock option plans. Under APB 25, the company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The company has determined the pro forma information as if the company had accounted for stock options granted since January 1, 1995, under the fair value method of SFAS 123. The Black-Scholes option pricing model was used with the following weighted-average assumptions for options issued in each year:

                                                               2002         2001         2000
                                                             ---------    ---------    ---------
Risk-free interest rate..................................         4.2%         5.0%         6.8%
Dividend yield...........................................         4.3%           4%           3%
Volatility factor........................................          29%          29%          30%
Weighted-average expected life...........................    6.1 years    5.0 years    6.6 years

     The weighted-average fair values of options granted in 2002, 2001 and 2000, were $4.79, $6.28 and $10.12 per share, respectively. The following tables illustrate the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. These pro forma calculations only include the effects of options granted since January 1, 1995. As such, the impacts are not necessarily indicative of the effects on net income of future years.

                                                               2002     2001     2000
                                                               ----     ----     ----
                                                              (IN THOUSANDS EXCEPT PER
                                                                    SHARE DATA)
Net income, as reported.....................................  $7,271   $3,364   $6,941
Deduct: Total stock-based compensation determined under fair value based method for all awards since January 1, 1995,
  net of related tax effects................................    (285)    (385)    (368)
                                                              ------   ------   ------
Pro forma net income........................................  $6,986   $2,979   $6,573
                                                              ======   ======   ======
Earnings per share:
  Basic, as reported........................................  $ 2.30   $ 1.06   $ 2.10
  Basic, pro forma..........................................  $ 2.21   $  .95   $ 1.99
  Diluted, as reported......................................  $ 2.20   $ 1.03   $ 2.00
  Diluted, pro forma........................................  $ 2.12   $  .91   $ 1.90

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

     Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.

                               BADGER METER, INC.

                        DECEMBER 31, 2002, 2001 AND 2000

NOTE 2  COMMON STOCK

     The company has Common Stock, and also a Shareholder Rights Plan, which grants certain rights to existing holders of Common Stock. Subject to certain conditions, the rights are redeemable by the company and are exchangeable for shares of Common Stock. The rights have no voting power and expire on May 26, 2008.

NOTE 3  AFFILIATED COMPANY AND ACQUISITIONS

  A.  AFFILIATED COMPANY

     The company carries its 15% interest in a Mexican company, Medidores Azteca, S.A. (Azteca) at cost ($75,000). During 2002, 2001 and 2000, the company sold $1,201,000, $689,000 and $654,000, respectively, of product to Azteca. Trade receivables from Azteca at December 31, 2002 and 2001, were $621,000 and $750,000, respectively.

  B.  ACQUISITIONS

     On May 1, 2002, the company acquired 100% of the outstanding common stock of Data Industrial Corporation (DIC) of Mattapoisett, Massachusetts, for $5.1 million net of cash acquired. This amount included direct acquisition costs. DIC manufactures and markets a line of insertion flow meters that are sold to commercial and industrial markets.

     On June 1, 2002, the company acquired 100% of the outstanding common stock of MecaPlus Equipements SA (MPE) of Nancy, France, for $3.5 million net of cash acquired. This amount included direct acquisition costs. MPE purchases lubrication meters, oil tanks, hoses, reels and other equipment for assembly into lubrication systems for use in measuring and dispensing automotive fluids such as oil, grease and transmission fluid. The acquisition of MPE brings the company closer to its European automotive customers by offering a full line of lubrication systems in addition to the current metering products.

     The company has not finalized the allocation of the purchase price of DIC and MPE as of December 31, 2002. Changes to date from the preliminary purchase price allocations were primarily attributable to accounts receivable, inventories and warranty reserves. These amounts were adjusted as additional information became available. Total adjustments to date were not material. The following table shows the preliminary purchase price allocation for each acquisition.

                                                                 DIC        MPE
                                                                ------    -------
                                                                 (IN THOUSANDS)
Accounts receivable.........................................    $  722    $ 4,040
Inventories.................................................     1,092      2,259
Prepaid expenses and other..................................       100         70
Property, plant and equipment...............................     1,038      3,274
Intangible assets...........................................       250        350
Goodwill....................................................     2,600      2,280
                                                                ------    -------
Total purchased assets......................................    $5,802    $12,273
                                                                ======    =======
Payables....................................................    $  276    $ 2,765
Accrued liabilities and other...............................       414        541
Accrued compensation........................................         0        467
Bank debt...................................................         0      5,048
                                                                ------    -------
Total acquired liabilities..................................    $  690    $ 8,821
                                                                ======    =======
Cash paid, net of cash acquired.............................    $5,112    $ 3,452
                                                                ======    =======

                               BADGER METER, INC.

                        DECEMBER 31, 2002, 2001 AND 2000

     The acquisitions of DIC and MPE were accounted for under the purchase method and the results of both have been included in the company's consolidated results from the date of acquisition. These acquisitions are part of the company's strategy to broaden its line of meters for commercial and niche industrial markets.

     The following pro forma information combines historical results, as if DIC and MPE had been owned by the company for the years ended December 31, 2002 and 2001.

                                                                   2002          2001
                                                                ----------    ----------
                                                                (IN THOUSANDS EXCEPT PER
                                                                     SHARE AMOUNTS)
Net sales...................................................     $175,553      $159,086
Net earnings................................................     $  7,268      $  3,643
Diluted earnings per share..................................     $   2.21      $   1.11

     The pro forma amounts include the results of the stand-alone operations of DIC and MPE, plus the impact of purchase accounting entries, which include amortization of acquired intangibles, depreciation of the step up basis of the fixed assets, and interest expense on debt incurred to finance the purchases. The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

NOTE 4   SHORT-TERM DEBT AND CREDIT LINES

     Short-term debt at December 31, 2002 and 2001, consisted of:

                                                                 2002        2001
                                                                -------    --------
                                                                  (IN THOUSANDS)
Notes payable to banks......................................    $ 2,720    $  2,213
Commercial paper............................................     17,635      22,916
                                                                -------    --------
Subtotal....................................................     20,355      25,129
Reclassification to long-term debt (Note 9).................          0     (20,000)
                                                                -------    --------
Total short-term debt.......................................    $20,355    $  5,129
                                                                =======    ========

     The company has $36,344,000 of short-term credit lines with domestic and foreign banks, which includes a $25,000,000 line of credit that can also support commercial paper. At December 31, 2002, $20,355,000 was outstanding under these lines with a weighted-average interest rate on the outstanding balance of 2.12% and 2.63% at December 31, 2002 and 2001, respectively.

NOTE 5   STOCK OPTION PLANS

     As discussed in Note 1 "Summary of Significant Accounting Policies" under the heading "Stock Option Plans," the company has five stock option plans which provide for the issuance of options to key employees and directors of the company. Each plan authorizes the issuance of options to purchase up to an aggregate of 200,000 shares of Common Stock, with vesting periods of up to ten years and maximum option terms of ten years. As of December 31, 2002, options to purchase 37,663 shares are available for grant.

                               BADGER METER, INC.

                        DECEMBER 31, 2002, 2001 AND 2000

     The following table summarizes the transactions of the company's stock option plans for the three-year period ended December 31, 2002:

                                                                                  WEIGHTED-AVERAGE
                                                              NUMBER OF SHARES     EXERCISE PRICE
                                                              ----------------    ----------------
Options outstanding --
  December 31, 1999.........................................      508,720              $19.99
Options granted.............................................       35,200              $32.15
Options exercised...........................................      (74,168)             $13.07
Options forfeited...........................................      (11,500)             $25.90
                                                                  -------
Options outstanding --
  December 31, 2000.........................................      458,252              $21.90
Options granted.............................................       91,000              $28.50
Options exercised...........................................      (43,504)             $12.13
Options forfeited...........................................      (12,052)             $27.18
                                                                  -------
Options outstanding --
  December 31, 2001.........................................      493,696              $23.85
Options granted.............................................       77,300              $22.99
Options exercised...........................................      (61,831)             $15.81
Options forfeited...........................................      (17,911)             $37.13
                                                                  -------
Options outstanding --
  December 31, 2002.........................................      491,254              $24.24
                                                                  =======
Price range $8.38 - $12.38
  (weighted-average contractual life of 1.6 years)..........      106,100              $10.67
Price range $14.81 - $24.13
  (weighted-average contractual life of 6.3 years)..........      183,554              $22.28
Price range $28.50 - $40.25
  (weighted-average contractual life of 7.3 years)..........      201,600              $33.16
                                                                  -------
Exercisable options --
  December 31, 2000.........................................      251,516              $15.26
  December 31, 2001.........................................      288,937              $20.51
  December 31, 2002.........................................      258,407              $21.49

NOTE 6   COMMITMENTS AND CONTINGENCIES

  A.  COMMITMENTS

     The company leases equipment and facilities under operating leases, some of which contain renewal options. Total future minimum lease payments consisted of the following at December 31, 2002:

                                                                    TOTAL
                                                                    LEASES
                                                                --------------
                                                                (IN THOUSANDS)
2003........................................................        $  616
2004........................................................           257
2005........................................................           205
                                                                    ------
Total lease obligations.....................................        $1,078
                                                                    ======

     Total rental expense charged to operations under all operating leases was $1,318,000, $1,447,000 and $1,586,000 in 2002, 2001 and 2000, respectively.

                               BADGER METER, INC.

                        DECEMBER 31, 2002, 2001 AND 2000

  B.  CONTINGENCIES

     In the normal course of business, the company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the company, except as discussed below.

     The company is subject to contingencies relative to environmental laws and regulations. Currently, the company is in the process of resolving an issue relative to a landfill site. Provision has been made for all known settlement costs.

     The company is also a defendant in five multi-party asbestos suits as a result of its membership in certain trade organizations. The cases are pending in state court in Mississippi. The company does not believe the ultimate resolution of these issues will have a material adverse effect on the company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

     The company makes commitments in the normal course of business. At December 31, 2002, these commitments were not significant individually or in the aggregate.

     The company has evaluated its worldwide operations to determine if any risks and uncertainties exist that could severely impact its operations in the near term. The company does not believe that there are any significant risks. However, the company does rely on single suppliers for certain castings and components in several of its product lines. Although alternate sources of supply exist for these items, loss of certain suppliers could temporarily disrupt operations. The company attempts to mitigate these risks by working closely with key suppliers, purchasing minimal amounts from alternative suppliers, and by purchasing business interruption insurance where appropriate.

     The company reevaluates its exposures on a periodic basis and makes adjustments to reserves as appropriate.

NOTE 7   EMPLOYEE BENEFIT PLANS

  A.  PENSION PLANS

     The company maintains a non-contributory defined benefit pension plan for its employees. The following table sets forth the components of net periodic pension expense for the years ended December 31, 2002, 2001 and 2000, based on a September 30 measurement date:

                                                                 2002      2001      2000
                                                                ------    ------    ------
                                                                      (IN THOUSANDS)
Service cost -- benefits earned during the year.............    $1,797    $1,798    $1,758
Interest cost on projected benefit obligations..............     2,606     2,799     2,816
Expected return on plan assets..............................    (3,500)   (3,593)   (3,700)
Net amortization and deferral...............................         0       (88)     (522)
                                                                ------    ------    ------
Net periodic pension cost...................................    $  903    $  916    $  352
                                                                ======    ======    ======

                               BADGER METER, INC.

                        DECEMBER 31, 2002, 2001 AND 2000

     The following table provides a reconciliation of benefit obligations, plan assets and funded status based on a September 30 measurement date:

                                                                 2002       2001
                                                                -------    -------
                                                                  (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................    $37,001    $37,321
  Service cost..............................................      1,797      1,798
  Interest cost.............................................      2,606      2,799
  Plan amendments...........................................          0         32
  Actuarial gain (loss).....................................      1,598       (588)
  Benefits paid.............................................     (3,433)    (4,361)
                                                                -------    -------
Projected benefit obligation at September 30................    $39,569    $37,001
                                                                -------    -------
Change in plan assets:
  Fair value of plan assets at beginning of year............    $31,187    $40,330
  Actual return on plan assets..............................     (2,385)    (4,782)
  Company contribution......................................     13,834          0
  Benefits paid.............................................     (3,433)    (4,361)
                                                                -------    -------
Fair value of plan assets at September 30...................    $39,203    $31,187
                                                                -------    -------
Reconciliation:
  Funded status at September 30.............................    $  (366)   $(5,814)
  Unrecognized prior service cost...........................     (1,357)    (1,474)
  Unrecognized net actuarial loss...........................     19,177     11,812
  Company contribution (October 1 to December 31)...........          0      4,441
                                                                -------    -------
Prepaid pension asset at September 30 and December 31.......    $17,454    $ 8,965
                                                                =======    =======

     Actuarial assumptions used in the preparation of the above data:

                                                                2002    2001
                                                                ----    ----
Discount rate...............................................    7.0%    7.5%
Expected return on plan assets..............................    8.5%    9.0%
Rate of compensation increase...............................    5.0%    5.0%

     The fair value of the pension plan assets was $38,815,000 at December 31, 2002 and $36,901,000 at December 31, 2001. The variation in the fair value of the assets between September and December of each year is primarily from the change in the market value of the underlying investments as well as a company contribution during the fourth quarter of 2001.

     The company also maintains a supplemental non-qualified unfunded pension plan for officers and other key employees. In 2002, the company recorded an additional minimum liability to recognize the difference between amounts originally recorded and the accumulated benefit obligation as of the September 30, 2002 measurement date. A charge was recorded during 2002 in other comprehensive loss, net of the tax effect, for $453,000. Pension expense for this plan was $583,000 and $617,000 at December 31, 2002 and 2001, respectively, and the amount accrued was $2,949,000 and $2,018,000 as of the end of the same periods.

                               BADGER METER, INC.

                        DECEMBER 31, 2002, 2001 AND 2000

  B.  OTHER POSTRETIREMENT BENEFITS

     The company has certain postretirement plans that provide medical benefits for certain retirees and eligible dependents. The following table sets forth the components of net periodic postretirement benefit cost for the years ended December 31, 2002, 2001 and 2000:

                                                                2002     2001     2000
                                                                -----    -----    -----
                                                                    (IN THOUSANDS)
Service cost, benefits attributed for service
  of active employees for the period........................    $  95    $  97    $  96
Interest cost on the accumulated
  postretirement benefit obligation.........................      459      474      491
Unrecognized prior service credit...........................     (236)    (236)    (236)
Unrecognized net loss.......................................       69       61       67
                                                                -----    -----    -----
Net periodic postretirement benefit cost....................    $ 387    $ 396    $ 418
                                                                =====    =====    =====

     The following table provides a reconciliation of benefit obligations. It is the company's policy to fund health care benefits on a cash basis. Since there are no plan assets, the plan is unfunded. The following table provides a reconciliation of the benefit obligation at the company's December 31 measurement date.

                                                                 2002       2001
                                                                -------    -------
                                                                  (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................    $ 6,446    $ 6,629
  Service cost..............................................         95         97
  Interest cost.............................................        459        474
  Plan amendments...........................................        589          0
  Actuarial loss............................................        914        217
  Benefits paid.............................................       (971)      (971)
                                                                -------    -------
Projected benefit obligation and
  unfunded status at December 31............................      7,532      6,446
  Unrecognized prior service credit.........................        529      1,354
  Unrecognized net actuarial loss...........................     (2,549)    (1,707)
                                                                -------    -------
Accrued postretirement benefit cost at
  December 31...............................................    $ 5,512    $ 6,093
                                                                =======    =======

     The discount rate used to measure the accumulated postretirement benefit obligation was 7.0% for 2002 and 7.5% for 2001. Because the company established fixed company contribution amounts for retiree health care benefits, future health care cost trends do not impact the company's accruals or provisions.

  C.  BADGER METER EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

     The Badger Meter Employee Savings and Stock Ownership Plan (the ESSOP) has used proceeds from loans, guaranteed by the company, to purchase Common Stock of the company from shares held in treasury. The company is obligated to contribute sufficient cash to the ESSOP to enable it to repay the loan principal and interest. The principal amount of the loan was $1,535,000 as of December 31, 2002, and $1,900,000 as of December 31, 2001. This principal amount has been recorded as long-term debt and a like amount of unearned

                               BADGER METER, INC.

                        DECEMBER 31, 2002, 2001 AND 2000

compensation has been recorded as a reduction of shareholders' equity in the accompanying Consolidated Balance Sheets.

     The company made principal payments of $365,000, $400,000 and $300,000 in 2002, 2001 and 2000, respectively. These payments released shares of Common Stock (17,749 in 2002, 19,451 in 2001 and 14,591 in 2000) for allocation to participants in the ESSOP. The ESSOP held unreleased shares of 74,644, 92,393 and 111,844 as of December 31, 2002, 2001 and 2000, respectively. Unreleased shares are not considered outstanding for purposes of computing earnings per share.

     The ESSOP includes a voluntary 401(k) savings plan which allows certain employees to defer up to 20% of their income on a pretax basis. The company matches 25% of each employee's contribution, with the match percentage applying to a maximum of 7% of the employee's salary. The match is paid using company stock released through the ESSOP loan payments. For ESSOP shares purchased prior to 1993, compensation expense is recognized based on the original purchase price of the shares released and dividends on unreleased shares are charged to retained earnings. For shares purchased after 1992, expense is based on the market value of the shares on the date released and dividends on unreleased shares are accounted for as additional interest expense. At December 31, 2002, the company committed to contribute $250,000 to the ESSOP in 2003 to be used to pay down the existing loan. This commitment releases shares to satisfy the 401(k) match for 2002. Compensation expense of $234,000, $268,000 and $289,000 was recognized for the match for 2002, 2001 and 2000, respectively.

NOTE 8   INCOME TAX EXPENSE

     Details of earnings before income taxes and the related provision for income taxes are as follows:

                                                                 2002       2001      2000
                                                                -------    ------    -------
                                                                       (IN THOUSANDS)
Earnings (loss) before income taxes:
  Domestic..................................................    $12,845    $4,656    $10,200
  Foreign...................................................     (1,408)      354        527
                                                                -------    ------    -------
Total.......................................................    $11,437    $5,010    $10,727
                                                                =======    ======    =======
Income taxes:
  Current:
     Federal................................................    $ 1,783    $  379    $ 2,292
     State..................................................        336       (96)       535
     Foreign................................................         61        16        142
  Deferred:
     Federal................................................      1,468       847        653
     State..................................................        499       354        223
     Foreign................................................         19       146        (59)
                                                                -------    ------    -------
Total.......................................................    $ 4,166    $1,646    $ 3,786
                                                                =======    ======    =======

                               BADGER METER, INC.

                        DECEMBER 31, 2002, 2001 AND 2000

     The components of the net deferred taxes as of December 31, were as follows (in thousands):

                                                                 2002       2001
                                                                -------    ------
Deferred tax assets:
Receivables.................................................    $   316    $  227
Inventories.................................................        945       272
Accrued compensation........................................        698       589
Payables....................................................      1,647     1,711
Non-pension postretirement benefits.........................      2,139     2,456
Accrued employee benefits...................................      2,696     2,265
Net operating loss carryforwards............................        600         0
Valuation reserve...........................................       (475)        0
                                                                -------    ------
  Total deferred tax assets.................................      8,566     7,520

Deferred tax liabilities:
Depreciation................................................      3,581     3,844
Prepaid pension.............................................      6,325     3,480
Other.......................................................        309       147
                                                                -------    ------
  Total deferred tax liabilities............................     10,215     7,471
                                                                -------    ------
Deferred tax asset (liabilities), net.......................    $(1,649)   $   49
                                                                =======    ======

     The provision for income tax differs from the amount which would be provided by applying the statutory U.S. corporate income tax rate in each year due to the following items:

                                                                 2002      2001      2000
                                                                ------    ------    ------
                                                                      (IN THOUSANDS)
Provision at statutory rate.................................    $3,889    $1,703    $3,648
State income taxes, net of federal tax benefit..............       551       170       500
Foreign income taxes........................................        83       (11)      (97)
Tax benefit of FSC..........................................       (53)      (57)      (68)
Reversal of prior liabilities...............................      (675)     (150)     (150)
Valuation allowance.........................................       475         0         0
Other.......................................................      (104)       (9)      (47)
                                                                ------    ------    ------
Actual provision............................................    $4,166    $1,646    $3,786
                                                                ======    ======    ======

     The valuation allowance relates primarily to net operating loss carryforwards in certain foreign entities where there is uncertainty regarding the realization of the deferred tax benefit through future earnings.

     No provision for federal income taxes was made on the earnings of foreign subsidiaries that are considered permanently invested or that would be offset by foreign tax credits upon distribution. Such undistributed earnings at December 31, 2002, were $825,000.

                               BADGER METER, INC.

                        DECEMBER 31, 2002, 2001 AND 2000

NOTE 9  LONG TERM DEBT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     Long-term debt consists of the following:

                                                                 2002       2001
                                                                -------    -------
                                                                  (IN THOUSANDS)
ESSOP debt (Note 7C)........................................    $ 1,535    $ 1,900
Capital lease...............................................        189         33
Bank note...................................................      3,906      1,700
Term loan (Note 4)..........................................     13,395     20,000
                                                                -------    -------
Total debt..................................................     19,025     23,633
Less: current maturities....................................     (5,979)    (3,135)
                                                                -------    -------
Long-term debt..............................................    $13,046    $20,498
                                                                =======    =======

     Interest on the ESSOP debt may be charged at either prime rate or at LIBOR plus 1.5%. As of December 31, 2002, the LIBOR-based loan had an interest rate of 3.3%. The terms of the loan allow variable payments of principal with the final principal and interest payment due December 31, 2005. The interest expense on the ESSOP debt was $31,000, $76,000 and $125,000, which was net of dividends on unallocated ESSOP shares of $44,790, $54,000 and $57,000 for 2002, 2001 and 2000, respectively.

     In July 2001, the company borrowed $1,700,000 in connection with the construction of a new manufacturing facility in the Czech Republic, of which $1,214,000 was outstanding at December 31, 2002. The debt bears interest at LIBOR plus 1.75% and the rate is set daily. Payments are due in quarterly installments through April 2005. Principal payments total $486,000 per year for 2003 and 2004, with a final principal payment of $242,000 in 2005.

     At December 31, 2002, MPE held term loans totaling $2.7 million bearing interest of 5.7% with payments extending to 2015. This debt was collateralized by the MPE building. In the first quarter 2003, this debt was repaid in full. For financial statement presentation, the entire amount of debt was reclassified to the current maturities portion of long-term debt.

     In January 2002, the company borrowed $20,000,000 of long-term, unsecured debt from a local bank. The purpose of the loan was to replace short-term borrowings. As a result of obtaining the loan, $20,000,000 of commercial paper was reclassified to long-term debt at December 31, 2001 for financial statement presentation. The debt bears interest at 6.73% and is due in quarterly installments through January 2007. Principal payments are as follows: for 2003, $2,717,000; for 2004, $2,955,000; for 2005, $3,163,000; for 2006, $3,385,000;
and $1,175,000 thereafter. A voluntary $4 million prepayment was made in December 2002 per the terms of the loan.

     Cash, receivables and payables are reflected in the financial statements at fair value. Short-term debt is comprised of notes payable drawn against the company's lines of credit and commercial paper. Because of the short-term nature of these instruments, the carrying value approximates the fair value. Long-term debt related to the company's guarantee of the ESSOP debt is offset by a similar amount in shareholders' equity. The $1,214,000 outstanding bank debt in the Czech Republic is a term loan with variable interest based upon daily LIBOR rates; accordingly, carrying value approximates the fair market value. The remaining long-term debt of $13,395,000 was obtained in January 2002 at 6.73% and has a fair market value of $11,429,000 as of December 31, 2002.

     The company also guarantees the present and future debt of the Badger Meter Officers Voting Trust (BMOVT), from which officers obtained loans from a bank in order to purchase shares of the company's Common Stock. The officers' loan amounts are collateralized by the company's shares that were purchased with

                               BADGER METER, INC.

                        DECEMBER 31, 2002, 2001 AND 2000

the loans' proceeds. There have been no loans made to officers by the BMOVT since July 2002 due to restrictions as a result of new legislation. The amount that the company guaranteed was $2,380,000 and $2,167,000 at December 31, 2002 and 2001, respectively. The current loan expires in April 2003 when it will likely be renewed. The fair market value of this guarantee at December 31, 2002 was zero because the collateral value of the shares exceeded the loan amount.

NOTE 10  INDUSTRY SEGMENT AND GEOGRAPHIC AREAS

     The company is a marketer and manufacturer of flow measurement and control instruments, which comprise one reportable segment. The company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes, customers and methods of distribution.

     Information regarding revenues by geographic area is as follows, with approximately $7 million of the 2002 to 2001 increase in revenues for Europe related to the acquisition of MPE. Refer to Note 3 B "Acquisitions" for a description of the company's acquisitions.

                                                               2002        2001        2000
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Revenues:
  United States..........................................    $142,104    $120,811    $124,402
  Foreign:
     Europe..............................................    $ 13,974    $  6,835    $  7,145
     Mexico..............................................    $  6,495    $  6,910    $  9,919
     Other...............................................    $  4,744    $  3,981    $  4,923

     Information regarding assets by geographic area is as follows, with the increases in 2002 from 2001 for Europe related primarily to the acquisition of MPE. Refer to Note 3 B "Acquisitions" for a description of the company's acquisitions.

                                                                 2002       2001
                                                                -------    -------
                                                                  (IN THOUSANDS)
Long-Lived Assets (all non-current assets):
  United States.............................................    $60,642    $50,961
  Foreign:
     Europe.................................................    $10,407    $ 3,447
     Mexico.................................................    $    34    $    15

Net Assets:
  United States.............................................    $99,356    $91,223
  Foreign:
     Europe.................................................    $26,071    $ 8,943
     Mexico.................................................    $ 1,036    $ 1,209

                               BADGER METER, INC.

                        DECEMBER 31, 2002, 2001 AND 2000

NOTE 11 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), COMMON STOCK PRICE AND DIVIDENDS

                                                                  QUARTER ENDED
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
2002
Net sales...................................    $37,454     $43,586      $45,952         $40,325
Gross margin................................    $12,760     $14,818      $15,667         $12,755
Net earnings................................    $ 1,607     $ 2,320      $ 2,307         $ 1,037
Earnings per share:
  Basic.....................................    $   .51     $   .73      $   .73         $   .33
  Diluted...................................    $   .49     $   .70      $   .70         $   .31
Dividends declared..........................    $   .25     $   .25      $   .26         $   .26
Stock price:
  High......................................    $ 27.60     $ 33.73      $ 34.00         $ 33.73
  Low.......................................    $ 22.08     $ 27.29      $ 26.54         $ 27.03
  Quarter-end close.........................    $ 27.50     $ 27.50      $ 30.50         $ 32.10

2001
Net sales...................................    $35,454     $33,949      $35,575         $33,559
Gross margin................................    $12,027     $10,942      $11,368         $10,158
Net earnings................................    $   934     $   529      $   951         $   950
Earnings per share:
  Basic.....................................    $   .29     $   .17      $   .30         $   .30
  Diluted...................................    $   .28     $   .16      $   .29         $   .29
Dividends declared..........................    $   .25     $   .25      $   .25         $   .25
Stock price:
  High......................................    $ 29.24     $ 33.22      $ 29.47         $ 25.04
  Low.......................................    $ 22.80     $ 27.77      $ 23.20         $ 19.76
  Quarter-end close.........................    $ 28.50     $ 28.75      $ 25.30         $ 22.43

     Fourth quarter 2002 adjustments, primarily related to the determination of the functional currency of MPE, resulted in an increase in net income and net income per common share of $187,000, or $.06 per diluted share. These adjustments represent reversals of amounts recorded in previous quarters.

     Badger Meter, Inc. Common Stock is listed on the American Stock Exchange under the symbol BMI. Earnings per share is computed independently for each quarter. As such, the annual per share amount may not equal the sum of the quarterly amounts due to rounding. Shareholders of record as of December 31, 2002 and 2001, totaled 494 and 509, respectively, for Common Stock. Voting trusts are counted as single shareholders for this purpose.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item with respect to directors is included under the headings "Nomination and Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 2, 2003, and is incorporated herein by reference.

     Information concerning the executive officers of the company is included in
Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item is included under the headings "Nomination and Election of Directors -- Director Compensation" and "Executive Compensation" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 2, 2003, and is incorporated herein by reference; provided, however, that the subsection entitled "Executive Compensation-Board Management Review Committee Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is included under the heading "Stock Ownership of Management and Others" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 2, 2003, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is included under the headings "Management Review Committee Interlocks and Insider Participation" and "Certain Transactions" in the company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 2, 2003, and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the company's management, including the company's President and Chief Executive Officer and the company's Vice President -- Finance, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the company's President and Chief Executive Officer and the company's Vice President -- Finance, Chief Financial Officer and Treasurer concluded that the company's disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

     (b) Changes in internal controls. There were not any significant changes in the company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) Documents filed

         3. Exhibits. See the Exhibit Index included as the last three pages of this report which is incorporated herein by reference.

     (b) Reports on Form 8-K

         No report on Form 8-K was filed by the registrant during the quarter ended December 31, 2002.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BADGER METER, INC.

Dated: February 14, 2003
                                          By /s/ RICHARD A. MEEUSEN
                                            ------------------------------------
                                            Richard A. Meeusen
                                            President and Chief Executive
                                            Officer

                                          By /s/ RICHARD E. JOHNSON
                                            ------------------------------------
                                            Richard E. Johnson
                                            Vice President -- Finance, Chief
                                            Financial Officer and Treasurer

                                          By /s/ BEVERLY L.P. SMILEY
                                            ------------------------------------
                                            Beverly L.P. Smiley
                                            Vice President -- Corporate
                                            Controller

                                 CERTIFICATION

I, Richard A. Meeusen, certify that:

1. I have reviewed this annual report on Form 10-K of Badger Meter, Inc. (the registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 120 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

                                          By /s/ RICHARD A. MEEUSEN
                                            ------------------------------------
                                            Richard A. Meeusen
                                            President and Chief Executive
                                             Officer

                                 CERTIFICATION

I, Richard E. Johnson, certify that:

1. I have reviewed this annual report on Form 10-K of Badger Meter, Inc. (the registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 120 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

                                         By /s/ RICHARD E. JOHNSON
                                           ------------------------------------
                                            Richard E. Johnson
                                            Vice President -- Finance, and Chief
                                            Financial Officer and Treasurer

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

        /S/  JAMES L. FORBES                           /S/  ULICE PAYNE, JR.
------------------------------------            ------------------------------------
          James L. Forbes                                 Ulice Payne, Jr.
              Chairman                                        Director
         February 14, 2003                               February 14, 2003



      /S/  RICHARD A. MEEUSEN                         /S/  ANDREW J. POLICANO
------------------------------------            ------------------------------------
         Richard A. Meeusen                              Andrew J. Policano
   President and Chief Executive                              Director
        Officer and Director                             February 14, 2003
         February 14, 2003



       /S/  THOMAS J. FISCHER                           /S/  STEVEN J. SMITH
------------------------------------            ------------------------------------
         Thomas J. Fischer                                Steven J. Smith
              Director                                        Director
         February 14, 2003                               February 14, 2003



      /S/  KENNETH P. MANNING                         /S/  JOHN J. STOLLENWERK
------------------------------------            ------------------------------------
         Kenneth P. Manning                             John J. Stollenwerk
              Director                                        Director
         February 14, 2003                               February 14, 2003

                                 EXHIBIT INDEX

Exhibit
  No.                           Exhibit Description
-------                         -------------------
(3.0)     Restated Articles of Incorporation effective September 30, 1999.
          [Incorporated by reference from Exhibit (3.0) (i) to the Registrant's
          Quarterly Report on Form 10-Q for the period ended September 30,
          1999].

(3.1)     Restated By-Laws as amended February 14, 2003.

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

(4.3)     Rights Agreement, dated May 26, 1998, between the Registrant and
          Firstar Trust Company. [Incorporated by reference to Exhibit (4.1) to the Registrant's Registration Statement on Form 8-A (Commission File
          No. 1-6706)].

(4.4)     Agreement of Substitution and Amendment of Common Shares Rights
          Agreement, dated August 16, 2002, between the Registrant and American
          Stock Transfer and Trust Company [Incorporated by reference to Exhibit
          (4.2) to the Registrant's Registration Statement on Form S-3
          (Registration No. 333-102057)].

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

(10.6)    Badger Meter, Inc. Employee Savings and Stock Ownership Plan.
          [Incorporated by reference from Exhibit (4.1) to the Registrant's Form
          S-8 Registration Statement (Registration No. 33-62241)].

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

(10.11)*  Badger Meter, Inc. Amendment to Deferred Compensation Plan.
          [Incorporated by reference from Exhibit (10.11) to the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 2000].


(10.12)*  Retirement Agreement between Robert D. Belan and the Registrant, dated
          January 28, 2002. [Incorporated by reference from Exhibit (10.12) to the Registrant's Annual Report on Form 10-K for the year ended
          December 31, 2001].

(10.13)* Dividend Reinvestment and Stock Purchase Plan. [Incorporated by reference from the Registrant's Form S-3 Registration Statement
          (Registration No. 333-102057)].

(10.14)* Badger Meter, Inc. 2002 Director Stock Grant Plan. [Incorporated by reference from Exhibit (10.0) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002].

(21.0)    Subsidiaries of the Registrant.

(23.0)    Consent of Ernst & Young LLP, Independent Auditors.

(99.0) Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2003. [To be filed with the Securities and Exchange
          Commission under Regulation 14A within 120 days after the end of the Registrant's fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12 and 13 of this Form
          10-K, the definitive Proxy Statement is not deemed filed as part of this report].

(99.1)    Written Statement of the Chief Executive Officer

(99.2)    Written Statement of the Chief Financial Officer

__________
*  A management contract or compensatory plan or arrangement.