Form 10-Q
period 2003-03-31
BADGER METER INC
filed 2003-04-30
CIK 9092

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  for the quarterly period ended MARCH 31, 2003



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

         As of April 11, 2003, there were 3,241,536 shares of Common Stock outstanding with a par value of $1.00 per share.

                               BADGER METER, INC.

                                      INDEX



                                                                                                 Page No.
                                                                                                 --------
Part I.  Financial Information:

   Item 1       Financial Statements:

                Consolidated Condensed Balance Sheets - -
                March 31, 2003 and December 31, 2002                                               3

                Consolidated Condensed Statements of Operations - -
                Three Months Ended March 31, 2003 and 2002                                         4

                Consolidated Condensed Statements of Cash Flows - -
                Three Months Ended March 31, 2003 and 2002                                         5

                Notes to Consolidated Condensed Financial Statements                               6

   Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                9

   Item 3       Quantitative and Qualitative Disclosures about Market Risk                         10

   Item 4       Controls and Procedures                                                            10

Part II. Other Information:

   Item 6(a)    Exhibits                                                                           11

   Item 6(b)    Reports on Form 8-K                                                                11

Exhibit Index                                                                                      15

                         Part I - Financial Information
                               BADGER METER, INC.

Item 1 Financial Statements

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                               Assets                    March 31,        December 31,
                                                                                           2003               2002
                                                                                       --------------    --------------
                                                                                         (Unaudited)
Current assets:
     Cash                                                                              $        1,158    $        3,779
     Receivables                                                                               22,942            22,139
     Inventories:
       Finished goods                                                                           7,224             7,569
       Work in process                                                                          8,822             8,308
       Raw materials                                                                           11,496             9,305
                                                                                       --------------    --------------
         Total inventories                                                                     27,542            25,182
     Prepaid expenses                                                                           1,408             1,219
     Deferred income taxes                                                                      3,316             3,061
                                                                                       --------------    --------------
         Total current assets                                                                  56,366            55,380
Property, plant and equipment, at cost                                                        100,394            98,796
     Less accumulated depreciation                                                            (56,898)          (55,328)
                                                                                       --------------    --------------
        Net property, plant and equipment                                                      43,496            43,468

Intangible assets, at cost less accumulated amortization                                        1,096             1,112
Prepaid pension                                                                                17,274            17,454
Other assets                                                                                    3,125             3,352
Goodwill                                                                                        6,526             5,697
                                                                                       --------------    --------------
Total assets                                                                           $      127,883    $      126,463
                                                                                       ==============    ==============

                                          Liabilities and Shareholders' Equity

Current liabilities:
     Short-term debt                                                                   $       26,411    $       20,355
     Current portion of long-term debt                                                          3,405             5,979
     Payables                                                                                  11,387            11,040
     Accrued compensation and employee benefits                                                 4,274             6,017
     Warranty and after-sale costs                                                              3,603             3,597
     Income and other taxes                                                                     1,297             1,567
                                                                                       --------------    --------------
         Total current liabilities                                                             50,377            48,555
Deferred income taxes                                                                           4,718             4,710
Accrued non-pension postretirement benefits                                                     5,443             5,512
Other accrued employee benefits                                                                 6,371             6,545
Long-term debt                                                                                 11,940            13,046
Commitments and contingencies
Shareholders' equity:
     Common Stock                                                                               4,783             4,762
     Capital in excess of par value                                                            18,562            18,169
     Reinvested earnings                                                                       54,650            54,776
     Accumulated other comprehensive income (loss)                                                591               (61)
     Less: Employee benefit stock                                                              (1,285)           (1,535)
           Treasury stock, at cost                                                            (28,267)          (28,016)
                                                                                       --------------    --------------
         Total shareholders' equity                                                            49,034            48,095
                                                                                       --------------    --------------
Total liabilities and shareholders' equity                                             $      127,883    $      126,463
                                                                                       ==============    ==============

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            (Dollars in Thousands Except Share and Per Share Amounts)
                                   (Unaudited)


                                                       Three Months Ended
                                                           March 31,
                                               --------------------------------
                                                    2003              2002
                                               --------------    --------------
Net sales                                      $       39,575    $       37,454

Cost of sales                                          26,632            24,694
                                               --------------    --------------

Gross margin                                           12,943            12,760

Selling, engineering and administration                11,274             9,944
                                               --------------    --------------

Operating earnings                                      1,669             2,816

Interest expense                                          556               372
Other expense (income), net                               (43)              (31)
                                               --------------    --------------

Earnings before income taxes                            1,156             2,475

Provision for income taxes                                450               868
                                               --------------    --------------

Net earnings                                   $          706    $        1,607
                                               ==============    ==============

Per share amounts:

   Earnings per share:
     Basic                                     $          .22    $          .51
                                               ==============    ==============

     Diluted                                   $          .21    $          .49
                                               ==============    ==============

   Dividends declared:                         $          .26    $          .25
                                               ==============    ==============

   Shares used in computation of:
     Basic                                          3,204,840         3,154,686
     Impact of dilutive stock options                 121,592           131,765
                                               --------------    --------------
     Diluted                                        3,326,432         3,286,451
                                               ==============    ==============


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                         2003            2002
                                                     ------------    ------------
Operating activities:
   Net earnings                                      $        706    $      1,607
   Adjustments to reconcile net
     earnings to net cash provided
     by (used for) operations:
       Depreciation                                         1,785           1,701
       Amortization                                            16              14
       Tax benefit on stock options                           119              70
       Noncurrent employee benefits                           187             436
       Deferred income taxes                                 (247)              0
       Changes in:
         Receivables                                         (803)         (1,138)
         Inventories                                       (2,360)            409
         Current liabilities other than debt               (2,417)          3,176
         Prepaid expenses and other                          (189)           (294)
                                                     ------------    ------------
   Total adjustments                                       (3,909)          4,374
                                                     ------------    ------------
Net cash provided by (used for) operations                 (3,203)          5,981
                                                     ------------    ------------

Investing activities:
   Property, plant and equipment                           (1,813)         (1,306)
   Other - net                                                807             123
                                                     ------------    ------------
Net cash used for investing activities                     (1,006)         (1,183)
                                                     ------------    ------------

Financing activities:
   Net increase (decrease) in short-term debt               6,056          (1,743)
   Repayments of long-term debt                            (3,680)            (32)
   Dividends                                                 (832)           (790)
   Stock options and ESSOP                                    295             410
   Treasury stock purchases                                  (375)           (316)
   Issuance of treasury stock                                 124               0
                                                     ------------    ------------
Net cash provided by (used for)
   financing activities                                     1,588          (2,471)
                                                     ------------    ------------

Increase (decrease) in cash                                (2,621)          2,327
Cash - beginning of period                                  3,779           3,410
                                                     ------------    ------------
Cash - end of period                                 $      1,158    $      5,737
                                                     ============    ============





     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at March 31, 2003, the results of operations for the three-month periods ended March 31, 2003 and 2002, and the cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2. The consolidated condensed balance sheet at December 31, 2002, was derived from amounts included in the Company's Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002. Refer to the footnotes in that report for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.

     WARRANTY AND AFTER-SALE COSTS The Company estimates and records provisions for warranties and other after-sale costs in the period the sale is reported. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company's warranty and after-sale costs reserve for the quarters ended March 31, 2003 and 2002 are as follows:

                         Balance at      Additions                            Balance
                         beginning       charged to         Claims              at
(In thousands)            of year         earnings           paid             March 31
--------------------   --------------   --------------   --------------    --------------
2003                   $        3,597   $          294   $         (288)   $        3,603
2002                   $        3,453   $          296   $         (305)   $        3,444
====================   ==============   ==============   ==============    ==============

     STOCK OPTION PLANS The Company has five stock option plans which provide for the issuance of options to key employees and directors of the Company. Each plan authorizes the issuance of options to purchase up to an aggregate of 200,000 shares of Common Stock, with vesting periods of up to ten years and maximum option terms of ten years. As of March 31, 2003, options to purchase 19,963 shares are available for grant.

     As allowed by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), and Statement No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure", the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options.

                                                                 Three months
                                                                Ended March 31,
                                                         ----------------------------
(In thousands except per share amounts)                      2003            2002
------------------------------------------------------   ------------    ------------
Net income, as reported                                  $        706    $      1,607
Deduct:  Total stock-based compensation
  determined under fair value based method
  for all awards since January 1, 1995,
  net of related tax effects                                      (84)            (71)
                                                         ------------    ------------
Pro forma net income                                     $        622    $      1,536
Earnings per share:
  Basic, as reported                                     $        .22    $        .51
  Basic, pro forma                                       $        .19    $        .49
  Diluted, as reported                                   $        .21    $        .49
  Diluted, pro forma                                     $        .19    $        .47
                                                         ============    ============

3. The Company acquired Data Industrial Corporation (DIC) and MecaPlus Equipements SA (MPE) in May and June 2002, respectively. A description of the acquisitions is included in the Company's Annual Report on Form 10-K under Part II, Item 8 "Financial Statements and Supplementary Data." As of March 31, 2003, the Company had not finalized the allocation of the purchase price of either acquisition.

     At March 31, 2003, goodwill increased $757,000 from the December 31, 2002 amount to reflect severances related to the termination of several MPE employees in connection with management's initial assessment at the date of acquisition. The amount of the severance cost was not estimable until the first quarter of 2003. All amounts are anticipated to be paid by June 30, 2003. Additionally, goodwill increased $76,000 for the quarter due to currency translation adjustments.

     The following pro forma information combines historical results, as if DIC and MPE had been owned by the Company for the three months ended March 31, 2002.

(In thousands except per share amounts)
---------------------------------------
Net sales                                                      $     42,566
Net earnings                                                   $      1,635
Diluted earnings
 per share                                                     $        .50
                                                               ============

     The pro forma amounts include the results of the stand-alone operations of DIC and MPE, plus the impact of purchase accounting entries, which include amortization of the acquired intangibles, depreciation of the stepped up basis of the fixed assets, and interest expense on debt incurred to finance the purchases. The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been completed as of the beginning of 2002, nor are they necessarily indicative of future consolidated results.

4. The Company guarantees the outstanding debt of the Badger Meter Employee Savings and Stock Ownership Plan (ESSOP) that is recorded in long-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders' equity. The loan amount is collateralized by shares of the Company's Common Stock. A payment of $250,000 in the first quarter of 2003 reduced the loan from $1,535,000 at December 31, 2002 to $1,285,000 at March 31, 2003.

     The Company also guarantees the present and future debt of the Badger Meter Officers Voting Trust (BMOVT), from which officers obtained loans from a bank in order to purchase shares of the Company's Common Stock. The officers' loan amounts are collateralized by the Company's shares that were purchased with the loans' proceeds. There have been no loans made to officers by the BMOVT since July 2002 due to restrictions as a result of new legislation. The amount that the Company guaranteed was $2,281,000 and $2,380,000 at March 31, 2003 and December 31, 2002, respectively. The current loan expires in April 2003 when it will likely be renewed. The fair market value of this guarantee at March 31, 2003 and December 31, 2002 continued to be zero because the collateral value of the shares exceeded the loan amount.

5. Total comprehensive income was $1,358,000 and $1,607,000 for the three-month periods ended March 31, 2003 and 2002, respectively. Total comprehensive income is comprised of net income and other comprehensive income, which includes foreign currency translation adjustments. Included in the first quarter 2003 amount is $652,000 of other comprehensive income, which included $477,000 relating to the effect of the Company's Czech Republic subsidiary changing its functional currency from the U.S. dollar to the euro, effective January 1, 2003.

6. In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company, except as discussed below.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net sales for the three-months ended March 31, 2003, increased $2.1 million or 5.7% over the same period in 2002. The first quarter's results included $5.4 million of net sales related to two acquisitions, Data Industrial Corporation (DIC) and MecaPlus Equipements SA (MPE), which were acquired in the second quarter of 2002. Without the acquisitions, net sales would have decreased $3.3 million or 8.8% over the same period in 2002.

         The principal reason for the decline in net sales without acquisitions was due to lower sales of residential and commercial water meters offset slightly by higher sales in industrial products. Residential and commercial water meter net sales decreased $3.7 million over the same period in 2002. This sales decline was the result of lower volumes of water meters (with and without automation) offset somewhat by higher prices. The decline in volumes appears to be due to the continuing soft economy, and geopolitical and terrorism concerns. Many local governments struggled with reduced budgets, and the Company experienced longer sales cycles for purchases by water utilities as they evaluated the requirements and costs of increased security.

         Net sales of industrial products, excluding sales from the acquisitions, continued to be affected by the economic recession, increasing only $400,000 in the first quarter over the prior year's first quarter. The industrial net sales increase was the result of modestly higher revenues for automotive fluid meters, small precision valves and electromagnetic meters offset by decreases in other industrial products.

         Gross margins for the first quarter of 2003 were 32.7% compared to 34.1% in the first quarter of 2002. The decrease was principally the result of decreased water meter volumes which impacted overhead absorption, offset somewhat by price increases to customers. The gross margins for the first quarter were also affected by a manufacturing problem that resulted in an after-tax expense of approximately $150,000 or $0.05 per diluted share. The problem was discovered and resolved at the plant.

         Selling, engineering and administration costs increased $1.3 million or 13.4% for the first quarter of 2003 compared to the same period in 2002. The increase included the affect of the acquisitions discussed above ($1.7 million). Without the effects of the acquisitions, these expenses would have declined approximately $400,000, which was the net impact of lower incentives and administrative costs offset by higher marketing and product development costs and normal inflationary increases. Interest expense for the quarter was $184,000 higher than the same period in the prior year primarily due to the higher level of debt.

         As a result of the above, earnings for the first quarter of 2003 were $706,000 compared to earnings in the first quarter of 2002 of $1,607,000. On a diluted earnings per share basis, this equates to $0.21 per share for the first quarter of 2003 compared to $0.49 for the same period in 2002.

Liquidity and Capital Resources

         The main sources of liquidity for the Company are cash from operations and borrowing capacity. In the first quarter of 2003, $3.4 million of cash was used for operations, principally due to the increase in inventory balances and a reduction in current liabilities other than debt, as incentive payments based upon prior year results were paid in the first quarter of 2003. These uses of cash exceeded the cash provided by earnings.

         The change in accounts receivable balances from December 31, 2002 to March 31, 2003 is a function of timing of actual cash receipts.

         Inventories at March 31, 2003 increased nearly $2.4 million or 9.4%. This increase in inventory was due to a build up of certain longer lead-time materials for expected sales that did not materialize in the first quarter. Capital expenditures for the first quarter of 2003 were $1.6 million, which is nearly the same amount as the depreciation expense resulting in virtually no change from the net amount shown at December 31, 2002.

         Goodwill increased $829,000 due mainly to the Company continuing to finalize the allocation of the purchase price of MPE, and the effects of foreign currency translation adjustments.

         Short-term debt and the current portion of long-term debt at March 31, 2003 increased to $29.8 million versus a balance at the end of 2002 of $26.3 million. This increase was caused by the need for cash for operations, capital expenditures, repayments of long-term debt and dividends. The long-term debt amounts declined as a result of regularly scheduled payments, plus a prepayment to take advantage of lower short-term rates.

         Accounts payable increased to $11.6 million from $11.0 million at December 31, 2002 as a result of the timing of payments. Accrued compensation and employee benefits decreased to $4.3 million from $6.0 million at December 31, 2002 due principally to the first quarter payments of various incentives earned in 2002 as a result of the performance in that year. Income and other taxes decreased to $1.3 million from nearly $1.6 million at December 31, 2002 as a result of the timing of tax payments and lower taxable income.

         Common stock and capital in excess of par value have increased slightly since December 31, 2002 due to new shares issued in connection with stock options exercised and ESSOP purchases. Treasury stock increased due to shares repurchased during the period. Employee benefit stock decreased $250,000 due to the regular payment of the ESSOP debt and the related release of shares.

         As of March 31, 2003, the Company had approximately $38.5 million of short-term credit facilities with domestic and foreign banks of which $26.4 million was in use. Subsequent to the end of the quarter, the Company increased its existing short-term credit facilities by $5 million. The Company believes that the present lines of credit are adequate to meet operating requirements and future capital needs. The Company also believes it would have no difficulty securing additional term debt.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

         The Company's quantitative and qualitative disclosures about market risk are included in Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and have not materially changed since that report was filed.

Item 4   Controls and Procedures

         In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Vice President - Finance, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Company's President and Chief Executive Officer and the Company's Vice President - Finance, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Forward Looking Statements

         Certain statements contained in this document, as well as other information provided from time to time by the Company or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words "anticipate," "believe," "estimate," "expect," "think," "should" and "objective" or similar expressions are intended to identify forward looking statements. The forward looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things:

         o the success or failure of new product offerings and acquisitions

         o the actions and financial condition of competitors and alliance partners

         o        changes in competitive pricing and bids in the marketplace

         o        changes in domestic conditions, including housing starts

         o changes in foreign economic conditions, including currency fluctuations

         o        changes in laws and regulations

         o changes in customer demand and fluctuations in the prices of and availability of purchased raw materials and parts.

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


Item 6   Exhibits and Reports on Form 8-K

(a)      Exhibits:

         (99.1)   Written Statement of the Chief Executive Officer

         (99.2)   Written Statement of the Chief Financial Officer

         (99.3)   Code of Business Ethics for Financial Executives


(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed for the three months ended March 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      BADGER METER, INC.


Dated: April 24, 2003                 By /S/  Richard A. Meeusen
                                        ------------------------
                                        Richard A. Meeusen
                                        President and Chief Executive Officer



                                      By /S/  Richard E. Johnson
                                        ------------------------
                                        Richard E. Johnson
                                        Vice President - Finance, Treasurer
                                        and Chief Financial Officer



                                      By /S/  Beverly L.P. Smiley
                                        -------------------------
                                        Beverly L.P. Smiley
                                        Vice President - Corporate Controller




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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 24, 2003


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 24, 2003


                                By /S/  Richard E. Johnson
                                   -----------------------
                                   Richard E. Johnson
                                   Vice President - Finance, Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX

                                                                                                 Page Number
(99.1)     Written Statement of the Chief Executive Officer                                         16

(99.2)     Written Statement of the Chief Financial Officer                                         17

(99.3)     Code of Business Ethics for Financial Executives                                         18