Form 10-Q
period 2003-06-30
BADGER METER INC
filed 2003-08-01
CIK 9092

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  for the quarterly period ended JUNE 30, 2003



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

         The company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         As of July 25, 2003, there were 3,257,866 shares of Common Stock outstanding with a par value of $1.00 per share.

                               BADGER METER, INC.

          QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED JUNE 30, 2003

                                      INDEX


                                                                                                 Page No.
Part I.  Financial Information:

   Item 1       Financial Statements:

                Consolidated Condensed Balance Sheets --
                June 30, 2003 and December 31, 2002                                                   3

                Consolidated Condensed Statements of Operations --
                Three and Six Months Ended June 30, 2003 and 2002                                     4

                Consolidated Condensed Statements of Cash Flows --
                Six Months Ended June 30, 2003 and 2002                                               5

                Notes to Consolidated Condensed Financial Statements                                  6

   Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                   9

   Item 3       Quantitative and Qualitative Disclosures about Market Risk                           11

   Item 4       Controls and Procedures                                                              11

Part II. Other Information:

   Item 4       Submission of Matters to a Vote of Security Holders                                  12

   Item 6(a)    Exhibits                                                                             13

   Item 6(b)    Reports on Form 8-K                                                                  13

Exhibit Index                                                                                        15

                         Part I - Financial Information

Item 1   Financial Statements
                               BADGER METER, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                     Assets                               June 30,               December 31,
                                                                            2003                     2002
                                                                            ----                     ----
                                                                        (Unaudited)
Current assets:
     Cash                                                            $     2,968                 $     3,779
     Receivables                                                          28,577                      22,139
     Inventories:
       Finished goods                                                      7,322                       7,569
       Work in process                                                     9,277                       8,308
       Raw materials                                                      12,368                       9,305
                                                                     -----------                 -----------
         Total inventories                                                28,967                      25,182
     Prepaid expenses                                                      1,640                       1,219
     Deferred income taxes                                                 3,523                       3,061
                                                                     -----------                 -----------
         Total current assets                                             65,675                      55,380
Property, plant and equipment, at cost                                   102,103                      98,796
     Less accumulated depreciation                                       (58,372)                    (55,328)
                                                                     -----------                 -----------
        Net property, plant and equipment                                 43,731                      43,468

Intangible assets, at cost less accumulated amortization                   1,080                       1,112
Prepaid pension                                                           16,392                      17,454
Other assets                                                               3,308                       3,352
Goodwill                                                                   6,745                       5,697
                                                                     -----------                 -----------
Total assets                                                         $   136,931                 $   126,463
                                                                     ===========                 ===========

                      Liabilities and Shareholders' Equity
Current liabilities:
     Short-term debt                                                 $    28,744                 $    20,355
     Current portion of long-term debt                                     3,428                       5,979
     Payables                                                             14,268                      11,040
     Accrued compensation and employee benefits                            5,227                       6,017
     Warranty and after-sale costs                                         3,694                       3,597
     Income and other taxes                                                2,804                       1,567
                                                                     -----------                 -----------
         Total current liabilities                                        58,165                      48,555

Deferred income taxes                                                      4,720                       4,710
Accrued non-pension postretirement benefits                                5,314                       5,512
Other accrued employee benefits                                            6,230                       6,545
Long-term debt                                                            11,096                      13,046
Commitments and contingencies
Shareholders' equity:
     Common Stock                                                          4,803                       4,762
     Capital in excess of par value                                       18,797                      18,169
     Reinvested earnings                                                  56,418                      54,776
     Accumulated other comprehensive income (loss)                         1,002                         (61)
     Less: Employee benefit stock                                         (1,285)                     (1,535)
           Treasury stock, at cost                                       (28,329)                    (28,016)
                                                                     -----------                 -----------
         Total shareholders' equity                                       51,406                      48,095
                                                                     -----------                 -----------
Total liabilities and shareholders' equity                           $   136,931                 $   126,463
                                                                     ===========                 ===========


      See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           (Dollars in Thousands Except Share and Per Share Amounts)
                                  (Unaudited)


                                             Three Months Ended                            Six Months Ended
                                                  June 30,                                     June 30,
                                                  -------                                      -------

                                           2003               2002                       2003             2002
                                           ----               ----                       ----             ----


Net sales                           $    47,516        $    43,586                $    87,091      $    81,040

Cost of sales                            31,492             28,768                     58,124           53,462
                                     ----------        -----------                -----------      -----------

Gross margin                             16,024             14,818                     28,967           27,578

Selling, engineering and
     administration                      12,598             10,838                     23,872           20,782
                                     ----------        -----------                -----------      -----------

Operating earnings                        3,426              3,980                      5,095            6,796

Interest expense                            412                468                        968              840
Other income, net                        (1,179)               (57)                    (1,222)             (88)
                                     ----------        ------------               -----------      ------------

Earnings before income taxes              4,193              3,569                      5,349            6,044

Provision for income taxes                1,587              1,249                      2,037            2,117
                                     ----------        -----------                -----------      -----------

Net earnings                        $     2,606        $     2,320                $     3,312      $     3,927
                                     ==========        ===========                ===========      ===========

Per share amounts:  *

   Earnings per share:
     Basic                          $       .81        $       .73                $      1.03      $      1.24
                                     ==========        ===========                ===========      ===========

     Diluted                        $       .78        $       .70                $      1.00      $      1.20
                                     ==========        ===========                ===========      ===========

   Dividends declared:              $       .26        $       .25                $       .52      $       .50
                                     ==========        ===========                ===========      ===========

   Shares used in computation of:
     Basic                            3,221,003          3,156,771                  3,207,961        3,155,734
     Impact of dilutive stock
       options                          117,370            143,564                    118,970          128,466
                                     ----------        -----------                -----------      -----------
     Diluted                          3,338,373          3,300,335                  3,326,931        3,284,200
                                     ==========        ===========                ===========      ===========




*Earnings per share is computed independently for each of the periods presented. Therefore, the sum of the quarterly earnings per share does not necessarily equal the total for the year.

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                                 --------


                                                                       2003                         2002
                                                                       ----                         ----
Operating activities:
   Net earnings                                                 $     3,312                  $     3,927
   Adjustments to reconcile net
     earnings to net cash provided
     by (used for) operations:
       Depreciation                                                   3,594                        3,742
       Amortization                                                      32                           37
       Tax benefit on stock options                                     264                          118
       Noncurrent employee benefits                                     799                          508
       Deferred income taxes                                           (452)                         (80)
       Changes in:
         Receivables                                                 (6,438)                      (4,140)
         Inventories                                                 (3,785)                          61
         Current liabilities other than debt                          3,015                        6,800
         Prepaid expenses and other                                    (421)                        (101)
                                                                ------------                 -----------
   Total adjustments                                                 (3,392)                       6,945
                                                                ------------                 -----------
Net cash provided by (used for) operations                              (80)                      10,872
                                                                ------------                 -----------

Investing activities:
   Property, plant and equipment                                     (3,857)                      (2,582)
   Acquisitions, net of cash acquired                                     0                       (8,277)
   Other - net                                                          816                         (277)
                                                                -----------                  -----------
Net cash used for investing activities                               (3,041)                     (11,136)
                                                                ------------                 -----------

Financing activities:
   Net increase in short-term debt                                    8,389                        3,080
   Repayments of long-term debt                                      (4,501)                      (1,626)
   Dividends                                                         (1,670)                      (1,579)
   Stock options and ESSOP                                              405                          867
   Treasury stock purchases                                            (555)                        (964)
   Issuance of treasury stock                                           242                            0
                                                                -----------                  -----------
Net cash provided by (used for)
   financing activities                                               2,310                         (222)
                                                                -----------                  -----------

Decrease in cash                                                       (811)                        (486)
Cash - beginning of period                                            3,779                        3,410
                                                                -----------                  -----------
Cash - end of period                                            $     2,968                  $     2,924
                                                                ===========                  ===========





     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at June 30, 2003, the results of operations for the three and six-month periods ended June 30, 2003 and 2002, and the cash flows for the six-month periods ended June 30, 2003 and 2002. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2. The consolidated condensed balance sheet at December 31, 2002 was derived from amounts included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Refer to the footnotes in that report for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.

     Warranty and After-Sale Costs The Company estimates and records provisions for warranties and other after-sale costs in the period the sale is reported. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company's warranty and after-sale costs reserve for the six-month periods ended June 30, 2003 and 2002 are as follows:


                          Balance at        Additions                                              Balance
                           beginning       charged to            Claims          Reserve                at
     (In thousands)          of year         earnings              paid         acquired           June 30
     -----------------------------------------------------------------------------------------------------
     2003                     $3,597             $690            $(593)      $    0                 $3,694
     2002                     $3,453             $632            $(760)      $  225(a)              $3,550
     =====================================================================================================


     (a) In 2002, the reserve increased $30,000 and $195,000 related to the acquisition of Data Industrial Corporation and MecaPlus Equipements SA. Refer to Note 3 for a description of the acquisitions.

     Stock Option Plans The Company has six stock option plans which provide for the issuance of options to key employees and directors of the Company. Each plan authorizes the issuance of options to purchase up to an aggregate of 200,000 shares of Common Stock, with vesting periods of up to ten years and maximum option terms of ten years. As of June 30, 2003, options to purchase 134,235 shares are available for grant.

     As allowed by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), and Statement No. 148, "Accounting for Stock-based Compensation -- Transition and Disclosure", the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options.

                                                                    Three Months                          Six Months
                                                                   Ended June 30,                       Ended June 30,
                                                                   --------------                       --------------
     (In thousands except per share amounts)                    2003           2002                  2003           2002
     --------------------------------------------------------------------------------------------------------------------
     Net income, as reported                                    $2,606    $   2,320                 $ 3,312      $ 3,927
     Deduct:  Total stock-based compensation
       determined under fair value based method
       for all awards since January 1, 1995,
       net of related tax effects                                   80           71                     163          142
     --------------------------------------------------------------------------------------------------------------------
     Pro forma net income                                       $2,526    $   2,249                 $ 3,149      $ 3,785
     Earnings per share:
       Basic, as reported                                       $  .81    $     .73                 $  1.03      $  1.24
       Basic, pro forma                                         $  .78    $     .71                 $   .98      $  1.20
       Diluted, as reported                                     $  .78    $     .70                 $  1.00      $  1.20
       Diluted, pro forma                                       $  .76    $     .68                 $   .95      $  1.15
     ====================================================================================================================


3. The Company acquired Data Industrial Corporation (DIC ) and MecaPlus Equipements SA (MPE) in May and June 2002, respectively. A description of the acquisitions is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 under Part II, Item 8 "Financial Statements and Supplementary Data." During the second quarter 2003, the Company finalized the allocation of the purchase price for both acquisitions.

     As of June 30, 2003, goodwill increased $757,000 from the December 31, 2002 amount to reflect severances related to the termination of several MPE employees in connection with management's initial assessment at the date of acquisition. The amount of the severance cost was not estimable until the first quarter of 2003. Additionally, goodwill increased $291,000 due to currency translation adjustments for the six months ended June 30, 2003.

     The following unaudited pro forma information combines historical results, as if DIC and MPE had been owned by the Company for the following periods:


     (In thousands except per share amounts)
     -----------------------------------------------------------------------------------------------------
                                              Three Months Ended                        Six Months Ended
                                                 June 30, 2002                            June 30, 2002
                                                 -------------                            -------------

     Net sales                                    $    48,710                               $    89,276
     Net earnings                                 $     2,308                               $     3,943
     Diluted earnings
       per share                                  $       .70                               $      1.20
     =====================================================================================================


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

4. In order to better utilize existing capacity, a decision was made during the second quarter 2003 to move production of the non-magnetic impeller flow sensor systems product line from the Company's facility in Mattapoisett, Massachusetts to its facility in Tulsa, Oklahoma. The lease on the Massachusetts facility expires in early 2004 and it is expected that the move will be complete by the end of 2003. The affected employees were notified in early July 2003. The more significant expenses associated with this decision are severance costs and the disposal of leasehold improvements estimated to be $150,000 and $67,000, respectively. In accordance with Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," these costs will be recognized over the remainder of 2003.

5. Other income, net increased $1.1 million for the three and six-month periods ended June 30, 2003 compared to the same periods in 2002 due mainly to favorable exchange gains ($0.8 million and $0.9 million, respectively) primarily related to the strengthening of the euro versus the U.S. dollar. Also included in other income, net for the three month period ended June 30, 2003 was the gain from the sale of stock ($0.2 million) received when an insurance company from which the Company purchased life insurance policies converted from a mutual structure to a public structure.

6. The Company guarantees the outstanding debt of the Badger Meter Employee Savings and Stock Ownership Plan (ESSOP) that is recorded in long-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders' equity. The loan amount is collateralized by shares of the Company's Common Stock. A payment of $250,000 in the first quarter of 2003 reduced the loan from $1,535,000 at December 31, 2002 to $1,285,000 at June 30, 2003.

     The Company also guarantees the debt of the Badger Meter Officers Voting Trust (BMOVT), from which officers obtained loans from a bank in order to purchase shares of the Company's Common Stock. The officers' loan amounts are collateralized by the Company's shares that were purchased with the loans' proceeds. There have been no loans made to officers by the BMOVT since July 2002 due to restrictions as a result of legislation. The amount that the Company guaranteed was $1,988,000 and $2,380,000 at June 30, 2003 and December 31, 2002, respectively. The current loan was renewed in June 2003 with an expiration date of June 2004, at which time it will likely be renewed. The fair market value of this guarantee at June 30, 2003 and December 31, 2002 continues to be insignificant because the collateral value of the shares exceeded the loan amount.

7. Total comprehensive income is comprised of net income and other comprehensive income, which includes foreign currency translation adjustments. Total comprehensive income was $3,017,000 and $2,320,000 for the three-month periods ended June 30, 2003 and 2002, respectively. Included in the three months of 2003 is $411,000 of other comprehensive income related to foreign currency translation adjustments. Total comprehensive income was $4,375,000 and $3,927,000 for the six-month periods ended June 30, 2003 and 2002, respectively. Included in the six months of 2003 is $1,063,000 of other comprehensive income related to foreign currency translation adjustments. Of the $1,063,000, $477,000 relates to the effect of the Company's Czech Republic subsidiary changing its functional currency from the U.S. dollar to the euro, effective January 1, 2003.

8. In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company, except as discussed below.

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

9. In the quarter ended June 30, 2003, the Financial Accounting Standards Board (FASB) issued two new Statements of Financial Accounting Standards:
     No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" and No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Company does not believe either of these recently issued Statements will have a material effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations - Three Months Ended June 30

         Net sales for the three-months ended June 30, 2003 increased $3.9 million, or 9.0%, over the same period in 2002. The results in the second quarter included $6.0 million and $2.5 million of net sales related to the two acquired businesses, Data Industrial Corporation (DIC) and MecaPlus Equipements SA (MPE), which were acquired in the second quarter of 2002. The increase in sales related to the acquired companies is due to the timing of the acquisitions in the second quarter of 2002. Without the acquisitions, net sales would have increased $0.4 million, or 1.0%, over the same period in 2002.

         The slight increase in net sales without acquisitions was the effect of increased residential and commercial water meter sales of $100,000 and increased industrial product sales of $300,000. The slight increase in sales of residential and commercial products was the net result of a $1.2 million increase in residential water meter sales and a $1.1 million decrease in commercial water meter sales. Typically, residential and commercial water meter sales track in similar directions. The change in the second quarter 2003 is primarily a function of the nature and timing of orders.

         Residential sales in the second quarter of 2003 increased over the same period in 2002 due to higher sales of products with automated meter reading
(AMR) technologies mitigated somewhat by lower sales of local or manual read water meters. Sales of AMR products carry a higher selling price than local or manual read products. The decrease in commercial water meter sales was driven principally by lower volumes which appear to be due to the continuing softness in the general economy.

         Net sales of industrial products, excluding sales from the acquisitions, continued to be affected by the soft economy, increasing only $300,000 in the second quarter over the prior year's second quarter. The industrial net sales increase was the result of modestly higher revenues for automotive fluid meters, small precision valves and electromagnetic meters offset by decreases in other industrial products.

         Gross margins for the second quarter of 2003 were 33.7% compared to 34.0% in the second quarter 2002. The decrease was principally the result of decreased manual read water meter volumes which impacted overhead absorption, offset somewhat by higher prices associated with AMR sales.

         Selling, engineering and administration costs increased nearly $1.8 million, or 16.2%, for the second quarter 2003 compared to the same period in 2002. The increase included the affect of the acquisitions discussed above ($0.8 million). Without the effects of the acquisitions, these expenses would have increased approximately $1 million due to higher expenses associated with incentive compensation programs, professional fees and advertising as well as normal inflationary increases. Interest expense for the second quarter 2003 was $56,000 lower than the same period in the prior year primarily due to favorable interest rates.

         Other income, net increased $1.1 million for the second quarter 2003 compared to the same period in 2002 due to favorable exchange gains ($0.8 million) primarily as a result of the strengthening of the euro versus the U.S. dollar. Also included in other income, net was the gain from the sale of stock ($0.2 million) received when an insurance company from which the Company purchased life insurance policies converted from a mutual structure to a public structure.

         As a result of the above, net earnings for the second quarter of 2003 were $2,606,000 compared to net earnings in the second quarter of 2002 of $2,320,000. On a diluted earnings per share basis, this equates to $0.78 per share for the second quarter of 2003 compared to $0.70 for the same period in 2002.

Results of Operations - Six Months Ended June 30

         Net sales for the six months ended June 30, 2003 increased nearly $6.1 million, or 7.5%, over the same period in 2002. The totals include $11.4 million and $2.5 million of sales related to the two acquired businesses, DIC and MPE, which were acquired in the second quarter of 2002. Without the acquisitions, net sales would have decreased nearly $2.9 million, or 3.7%, over the same period in 2002.

         The decrease in sales without acquisitions was due to lower sales of residential and commercial water meters offset by higher sales of industrial products. Residential and commercial water meter sales declined $3.5 million in the first six months of 2003 compared to the first six months of 2002. The sales decline was the result of lower volumes of water meters (both manual read and automated) offset somewhat by higher prices. The decline in volumes appears to be due to the soft economy and geopolitical and terrorism concerns, particularly early in 2003. Many local governments are struggling with reduced budgets and the Company experienced longer sales cycles for purchases by water utilities.

         Net sales of industrial products, excluding sales from acquisitions, continued to be affected by the soft economy, increasing only $0.6 million in the first six months of 2003. This increase is the net result of increased automotive fluid meters, electromagnetic meters, and research and control valves offset by declines in other industrial products.

         Gross margins for the six months ended June 30, 2003 were 33.3% compared to 34.0% for the same period in 2002. The decrease was principally the result of decreased water meter volumes which impacted absorption, offset somewhat by higher prices due to product mix. The gross margins were also affected by a manufacturing problem during the first quarter 2003 that resulted in an after-tax expense of approximately $150,000 or $0.05 per diluted share. The problem was discovered and resolved at the plant.

         Selling, engineering and administration costs increased nearly $3.1 million, or 14.9%, for the first six months of 2003 compared to the same period in 2002. The increase included the affect of the acquisitions discussed above ($2.5 million). Without the effects of the acquisitions, these expenses would have increased approximately $0.6 million due to increased incentive compensation, advertising and normal inflationary increases. Interest expense for the period was $128,000 higher than the same period in the prior year primarily due to the increased debt associated with the acquisitions, which weren't completed until the second quarter of 2002, offset somewhat by favorable interest rates.

         Other income, net increased $1.1 million for the first six months of 2003 compared to the same period in 2002 due to favorable exchange gains ($0.9 million) primarily as a result of the strengthening of the euro versus the U.S. dollar. Also included in other income, net was the gain from the sale of stock ($0.2 million) received when an insurance company from which the Company purchased life insurance policies converted from a mutual structure to a public structure.

         As a result of the above, net earnings for the six month period ending June 30, 2003 were $3,312,000 compared to net earnings of $3,927,000 for the same period in 2002. On a diluted earnings per share basis, this equates to $1.00 per share for the first six months of 2003 compared to $1.20 for the same period in 2002.


Liquidity and Capital Resources

         The main sources of liquidity for the Company typically are cash from operations and borrowing capacity. For the first six months of 2003, approximately $100,000 of cash was used for operations, as the increases in inventories and receivables balances were offset by the increase in current liabilities other than debt and net earnings adjusted for non-cash expenses.

         The change in the receivables balance from $22.1 million at December 31, 2002 to $28.6 million at June 30, 2003 is due to increased sales. The receivable balance at December 31, 2002 was lower due to weaker sales near year-end and normal cyclical trends.

         Inventories at June 30, 2003 increased $3.8 million, or 15.0%. This increase in inventories was due to a build up of certain longer lead-time electronic materials as well as second quarter manufacturing of product expected to be shipped in the third quarter of 2003. Capital expenditures for the first six months of 2003 were $3.9 million, exceeding depreciation expense by $263,000, which accounted for the change in net property, plant and equipment from the net amount shown at December 31, 2002.

         Prepaid pension declined from $17.5 million at December 31, 2002 to $16.4 million at June 30, 2003. The Company received a refund of $0.7 million in the second quarter 2003 from the pension plan related to contributions made in 2002 in excess of the minimum funding levels. The remainder of the difference is normal pension amortization. Goodwill increased $1.0 million as the Company continued to finalize the allocation of the purchase price of MPE during the first quarter 2003, and the effects of foreign currency translation adjustments.

         Short-term debt and the current portion of long-term debt at June 30, 2003 increased to $32.2 million versus a balance at the end of 2002 of $26.3 million. This increase was caused by the need for cash for operations, capital expenditures, repayments of long-term debt and dividends. The long-term debt amounts declined as a result of regularly scheduled payments, plus a prepayment to take advantage of lower short-term rates.

         Payables increased to $14.3 million from $11.0 million at December 31, 2002 primarily as a result of the timing of payments. Accrued compensation and employee benefits decreased to $5.2 million from $6.0 million at December 31, 2002 due principally to the first quarter payments of various incentive compensation programs earned in 2002 as a result of the performance in that year. Income and other taxes increased to $2.8 million from nearly $1.6 million at December 31, 2002 as a result of the timing of tax payments.

         Common stock and capital in excess of par value have increased slightly since December 31, 2002 due to new shares issued in connection with the exercise of stock options and purchases by the Employee Savings and Stock Ownership Plan (ESSOP). Treasury stock increased due to shares repurchased during the period. Employee benefit stock decreased $250,000 due to the regular payment of the ESSOP debt during the first quarter 2003 and the related release of shares.

         As of June 30, 2003, the Company had approximately $44.5 million of short-term credit facilities with domestic and foreign banks of which $28.7 million was in use. The Company continues to take advantage of favorable interest rates for short term borrowing instruments, principally commercial paper. The Company believes that the present lines of credit are adequate to meet operating requirements and future capital needs. The Company also believes it would have no difficulty securing additional term debt.

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

         In order to better utilize existing capacity, a decision was made during the second quarter 2003 to move production of the non-magnetic impeller flow sensor systems product line from the Company's facility in Mattapoisett, Massachusetts to its facility in Tulsa, Oklahoma. The lease on the Massachusetts facility expires in early 2004 and it is expected that the move will be complete by the end of 2003. The affected employees were notified in early July 2003. The more significant expenses associated with this decision are severance costs and the disposal of leasehold improvements estimated to be $150,000 and $67,000, respectively. In accordance with Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," these costs will be recognized over the remainder of 2003.

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

Item 4   Controls and Procedures

         In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the second quarter 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President -- Finance, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Company's President and Chief Executive Officer and the Company's Senior Vice President -- Finance, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

         There was no change in the Company's internal control over financial reporting that occurred during the second quarter 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           Part II - Other Information

Item 4   Submission of Matters to a Vote of Security Holders


(a)      The Annual Meeting of Shareholders was held May 2, 2003.

(b) The following tables describe the election of directors at the 2003 Annual Meeting:

        NAME                                                          Votes           Votes
                                                                       FOR           WITHHELD       Not Voted
                                                                      -----          ---------      ---------
        DIRECTORS ELECTED TO THREE-YEAR
        TERMS EXPIRING AT THE 2006 ANNUAL
        MEETING
        Ulice Payne, Jr.                                            2,591,716         4,206          638,789
        Andrew J. Policano                                          2,591,716         4,206          638,789
        Steven J. Smith                                             2,591,794         4,128          638,789

        DIRECTOR ELECTED TO A TWO-YEAR
        TERM EXPIRING AT THE 2005 ANNUAL MEETING
        Thomas J. Fischer                                           2,591,684         4,238          638,789

         DIRECTORS CONTINUING IN OFFICE WITH TERMS EXPIRING AT THE 2005 ANNUAL MEETING
         James L. Forbes
         Richard A. Meeusen

         DIRECTORS CONTINUING IN OFFICE WITH TERMS EXPIRING AT THE 2004 ANNUAL MEETING
         Kenneth P. Manning
         John J. Stollenwerk

(c) Proxies were solicited for the adoption of the Badger Meter, Inc. 2003 Stock Option Plan. There were no solicitations in opposition to the proposed adoption of the Plan, and the Plan was adopted with 92% of the votes being cast in favor of its adoption. The following table describes the results of the vote of the shareholders with respect to the adoption of the 2003 Stock Option Plan:

                                    Votes      Votes     Votes      Broker
                                     FOR      AGAINST   ABSTAIN   Non-votes
                                     ---      -------   -------   ---------

                                  1,643,215   128,050    26,369    798,288


(d)      Not applicable.


Item 6   Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit No.  Description

     4 Loan Agreement between Bank One, NA and the Badger Meter Employee Savings and Stock Ownership Plan and Trust

     10           Badger Meter, Inc. 2003  Stock Option Plan

     31.1         Certification by the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2         Certification by the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

     99           Additional Exhibits

(b)  Reports on Form 8-K:

     A Form 8-K was filed on July 16, 2003 to disclose the full contents of the Company's press release that reported the results of the three and six-month periods ended June 30, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       BADGER METER, INC.


Dated: July 31, 2003                 By /S/  Richard A. Meeusen
                                        -----------------------
                                        Richard A. Meeusen
                                        President and Chief Executive Officer



                                     By /S/  Richard E. Johnson
                                        -----------------------
                                        Richard E. Johnson
                                        Senior Vice President - Finance, Chief
                                        Financial Officer and Treasurer



                                     By /S/  Beverly L.P. Smiley
                                        ------------------------
                                        Beverly L.P. Smiley
                                        Vice President - Corporate Controller

                               BADGER METER, INC.

          QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED JUNE 30, 2003

                                  EXHIBIT INDEX



     Exhibit No.  Description

     4 Loan Agreement between Bank One, NA and the Badger Meter Employee Savings and Stock Ownership Plan and Trust

     10           Badger Meter, Inc. 2003 Stock Option Plan

     31.1         Certification by the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2         Certification by the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

     99           Additional Exhibits