Form 10-Q
period 2003-09-30
BADGER METER INC
filed 2003-10-23
CIK 9092

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                for the quarterly period ended SEPTEMBER 30, 2003



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

         As of October 17, 2003, there were 3,270,543 shares of Common Stock outstanding with a par value of $1.00 per share.

                               BADGER METER, INC.

        QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2003

                                      INDEX




                                                                                                 Page No.
Part I.  Financial Information:

   Item 1       Financial Statements:

                Consolidated Condensed Balance Sheets - -
                September 30, 2003 and December 31, 2002                                              3

                Consolidated Condensed Statements of Operations - -
                Three and Nine Months Ended September 30, 2003 and 2002                               4

                Consolidated Condensed Statements of Cash Flows - -
                Nine Months Ended September 30, 2003 and 2002                                         5

                Notes to Consolidated Condensed Financial Statements                                  6

   Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                   9

   Item 3       Quantitative and Qualitative Disclosures about Market Risk                           11

   Item 4       Controls and Procedures                                                              11

Part II. Other Information:

   Item 6(a)    Exhibits                                                                             12

   Item 6(b)    Reports on Form 8-K                                                                  12

Exhibit Index                                                                                        14

                         Part I - Financial Information

Item 1   Financial Statements

                               BADGER METER, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                  September 30,                  December 31,
                                                                                       2003                           2002
                                                                                       ----                           ----
                                                                                    (Unaudited)
                                                Assets
                                                ------
Current assets:
     Cash                                                                        $        4,941                $        3,779
     Receivables                                                                         26,114                        22,139
     Inventories:
       Finished goods                                                                     7,910                         7,569
       Work in process                                                                    8,779                         8,308
       Raw materials                                                                     12,664                         9,305
                                                                                  -------------                 -------------
         Total inventories                                                               29,353                        25,182
     Prepaid expenses                                                                     1,798                         1,219
     Deferred income taxes                                                                3,967                         3,061
                                                                                  -------------                 -------------
         Total current assets                                                            66,173                        55,380
Property, plant and equipment, at cost                                                  102,655                        98,796
     Less accumulated depreciation                                                      (59,263)                      (55,328)
                                                                                  -------------                 -------------
        Net property, plant and equipment                                                43,392                        43,468

Intangible assets, at cost less accumulated amortization                                  1,324                         1,112
Prepaid pension                                                                          16,212                        17,454
Other assets                                                                              3,632                         3,352
Goodwill                                                                                  6,808                         5,697
                                                                                  -------------                 -------------
Total assets                                                                      $     137,541                 $     126,463
                                                                                  =============                 =============

                                  Liabilities and Shareholders' Equity
                                  ------------------------------------
Current liabilities:
     Short-term debt                                                              $      26,240                 $      20,355
     Current portion of long-term debt                                                    3,350                         5,979
     Payables                                                                            13,686                        11,040
     Accrued compensation and employee benefits                                           6,358                         6,017
     Warranty and after-sale costs                                                        3,760                         3,597
     Income and other taxes                                                               4,214                         1,567
                                                                                  -------------                 -------------
         Total current liabilities                                                       57,608                        48,555

Deferred income taxes                                                                     4,858                         4,710
Accrued non-pension postretirement benefits                                               5,168                         5,512
Other accrued employee benefits                                                           6,277                         6,545
Long-term debt                                                                           10,283                        13,046
Commitments and contingencies
Shareholders' equity:
     Common Stock                                                                         4,820                         4,762
     Capital in excess of par value                                                      19,041                        18,169
     Reinvested earnings                                                                 58,187                        54,776
     Accumulated other comprehensive income (loss)                                        1,107                           (61)
     Less: Employee benefit stock                                                        (1,285)                       (1,535)
           Treasury stock, at cost                                                      (28,523)                      (28,016)
                                                                                  -------------                 -------------
         Total shareholders' equity                                                      53,347                        48,095
                                                                                  -------------                 -------------
Total liabilities and shareholders' equity                                        $     137,541                 $     126,463
                                                                                  =============                 =============

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            (Dollars in Thousands Except Share and Per Share Amounts)
                                   (Unaudited)


                                          Three Months Ended                            Nine Months Ended
                                             September 30,                                September 30,
                                             ------------                                 ------------

                                           2003               2002                       2003             2002
                                           ----               ----                       ----             ----
Net sales                           $    48,613        $    45,952                $   135,704      $   126,992

Cost of sales                            32,516             30,285                     90,640           83,747
                                    -----------        -----------                -----------      -----------

Gross margin                             16,097             15,667                     45,064           43,245

Selling, engineering and
     administration                      11,317             11,071                     35,189           31,853
                                    -----------        -----------                -----------      -----------

Operating earnings                        4,780              4,596                      9,875           11,392

Interest expense                            423                647                      1,391            1,487
Other expense (income), net                  68                375                     (1,154)             287
                                    -----------        -----------                -----------      -----------

Earnings before income taxes              4,289              3,574                      9,638            9,618

Provision for income taxes                1,645              1,267                      3,682            3,384
                                    -----------        -----------                -----------      -----------

Net earnings                        $     2,644        $     2,307                $     5,956      $     6,234
                                    ===========        ===========                ===========      ===========

Per share amounts:  *

   Earnings per share:
     Basic                          $       .82        $       .73                $      1.85      $      1.97
                                     ==========        ===========                ===========      ===========

     Diluted                        $       .80        $       .70                $      1.81      $      1.89
                                     ==========        ===========                ===========      ===========

   Dividends declared:              $       .27        $       .26                $       .79      $       .76
                                     ==========        ===========                ===========      ===========

   Shares used in computation of:
     Basic                            3,237,605          3,163,872                  3,216,267        3,158,474
     Impact of dilutive stock
       options                           79,873            133,541                     69,699          133,914
                                     ----------        -----------                -----------      -----------
     Diluted                          3,317,478          3,297,413                  3,285,966        3,292,388
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

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                                 -------------

                                                                       2003                         2002
                                                                       ----                         ----
Operating activities:
   Net earnings                                                 $     5,956                  $     6,234
   Adjustments to reconcile net
     earnings to net cash provided
     by (used for) operations:
       Depreciation                                                   5,426                        5,602
       Amortization                                                      88                           68
       Tax benefit on stock options                                     397                          133
       Noncurrent employee benefits                                     880                          816
       Contributions to pension plan                                      0                       (9,393)
       Deferred income taxes                                           (758)                         103
       Changes in:
         Receivables                                                 (3,975)                      (1,903)
         Inventories                                                 (4,171)                        (286)
         Current liabilities other than debt                          5,040                        8,888
         Prepaid expenses                                              (579)                        (386)
                                                                ------------                 -----------
   Total adjustments                                                  2,348                        3,642
                                                                -----------                  -----------
Net cash provided by operations                                       8,304                        9,876
                                                                -----------                  -----------

Investing activities:
   Property, plant and equipment                                     (5,350)                      (3,602)
   Acquisitions, net of cash acquired                                     0                       (8,468)
   Other - net                                                          234                         (221)
                                                                -----------                  -----------
Net cash used for investing activities                               (5,116)                     (12,291)
                                                                ------------                 -----------

Financing activities:
   Net increase in short-term debt                                    5,885                       12,162
   Repayments of long-term debt                                      (5,392)                      (4,737)
   Dividends                                                         (2,545)                      (2,403)
   Stock options and ESSOP                                              533                        1,093
   Treasury stock purchases                                            (865)                      (1,091)
   Issuance of treasury stock                                           358                            0
                                                                -----------                  -----------
Net cash provided by (used for)
   financing activities                                              (2,026)                       5,024
                                                                ------------                 -----------

Increase in cash                                                      1,162                        2,609
Cash - beginning of period                                            3,779                        3,410
                                                                -----------                  -----------
Cash -- end of period                                           $     4,941                  $     6,019
                                                                ===========                  ===========


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at September 30, 2003, the results of operations for the three and nine-month periods ended September 30, 2003 and 2002, and the cash flows for the nine-month periods ended September 30, 2003 and 2002. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

     Warranty and After-Sale Costs The Company estimates and records provisions
     -----------------------------
     for warranties and other after-sale costs in the period the sale is reported. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company's warranty and after-sale costs reserve for the nine-month periods ended September 30, 2003 and 2002 are as follows:

                          Balance at        Additions                                                  Balance
                           beginning       charged to            Claims          Reserve                    at
     (In thousands)          of year         earnings              paid         acquired          September 30
     ---------------------------------------------------------------------------------------------------------
     2003                     $3,597           $1,086          $  (923)          $    0               $3,760
     2002                     $3,453           $1,042          $(1,079)          $  225(a)            $3,641
     =========================================================================================================

     (a) In 2002, the reserve increased $30,000 and $195,000 related to the acquisition of Data Industrial Corporation and MecaPlus Equipements SA. Refer to Note 3 for a description of the acquisitions.

     Stock Option Plans The Company has six stock option plans which provide for
     ------------------
     the issuance of options to key employees and directors of the Company. Each plan authorizes the issuance of options to purchase up to an aggregate of 200,000 shares of Common Stock, with vesting periods of up to ten years and maximum option terms of ten years. As of September 30, 2003, options to purchase 152,804 shares are available for grant.

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

                                                                     Three Months                         Nine Months
                                                                 Ended September 30,                 Ended September 30,
                                                                 -------------------                 -------------------
     (In thousands except per share amounts)                       2003         2002                  2003           2002
     --------------------------------------------------------------------------------------------------------------------
     Net income, as reported                                  $   2,644    $   2,307             $   5,956      $   6,234
     Deduct:  Total stock-based compensation
       determined under fair value based method
       for all awards since January 1, 1995,
       net of related tax effects                                    93           80                   269            256
     --------------------------------------------------------------------------------------------------------------------
     Pro forma net income                                     $   2,551    $   2,227             $   5,687      $   5,978
     Earnings per share:
       Basic, as reported                                     $     .82    $     .73             $    1.85      $    1.97
       Basic, pro forma                                       $     .79    $     .70             $    1.77      $    1.89
       Diluted, as reported                                   $     .80    $     .70             $    1.81      $    1.89
       Diluted, pro forma                                     $     .77    $     .68             $    1.73      $    1.82
     ====================================================================================================================

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

     In the first quarter 2003, goodwill increased $757,000 from the December 31, 2002 amount to reflect severances related to the termination of several MPE employees in connection with management's initial assessment at the date of acquisition. The amount of the severance cost was not estimable until the first quarter of 2003. As of September 30, 2003, $240,000 associated with the severances remains reserved. Additionally, goodwill increased $355,000 due to currency translation adjustments for the nine months ended September 30, 2003.

     The following unaudited pro forma information combines historical results, as if DIC and MPE had been owned by the Company for the nine months ended September 30, 2002:

     (In thousands except per share amounts)
     -------------------------------------------------------------------------------
     Net sales                                                           $   135,228
     Net earnings                                                        $     6,250
     Diluted earnings per share                                          $      1.90
     ===============================================================================

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

4. In order to better utilize existing capacity, a decision was made during the second quarter 2003 to move production of the impeller flow sensor systems product line from the Company's facility in Mattapoisett, Massachusetts to its facility in Tulsa, Oklahoma. The lease on the Massachusetts facility expires in early 2004 and it is expected that the move will be complete by the end of 2003. The affected employees were notified in early July 2003. The more significant expenses associated with this decision are severance costs and the disposal of leasehold improvements estimated to be $150,000 and $67,000, respectively. In accordance with Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," these costs will be recognized over the remainder of 2003.

5. Other expense (income), net increased $1.4 million for the nine months ended September 30, 2003 compared to the same period in 2002 due mainly to favorable exchange gains of $833,000 primarily related to the strengthening of the euro versus the U.S. dollar. Also included in other expense (income), net for the nine months ended September 30, 2003 was the gain from the sale of stock ($190,000) received when an insurance company from which the Company purchased life insurance policies converted from a mutual structure to a public structure and $145,000 of miscellaneous income associated with a jobs program at MPE.

6. The Company guarantees the outstanding debt of the Badger Meter Employee Savings and Stock Ownership Plan (ESSOP) that is recorded in long-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders' equity. The loan amount is collateralized by shares of the Company's Common Stock. A payment of $250,000 in the first quarter of 2003 reduced the loan from $1,535,000 at December 31, 2002 to $1,285,000 at September 30, 2003.

     The Company also guarantees the debt of the Badger Meter Officers Voting Trust (BMOVT), from which officers obtained loans from a bank in order to purchase shares of the Company's Common Stock. The officers' loan amounts are collateralized by the Company's shares that were purchased with the loans' proceeds. There have been no loans made to officers by the BMOVT since July 2002. The amount of such debt that the Company guaranteed was $1,988,000 and $2,380,000 at September 30, 2003 and December 31, 2002,
     respectively. The current loan was renewed in June 2003 with an expiration date of June 2004, at which time it is expected to be renewed. The fair market value of this guarantee at September 30, 2003 and December 31, 2002 continues to be insignificant because the collateral value of the shares exceeded the loan amount.

7. Total comprehensive income is comprised of net income and other comprehensive income, which includes foreign currency translation adjustments. Total comprehensive income was $2,749,000 and $2,307,000 for the three months ended September 30, 2003 and 2002, respectively. Included in the three months of 2003 is $105,000 of other comprehensive income related to foreign currency translation adjustments. Total comprehensive income was $7,124,000 and $6,234,000 for the nine months ended September 30, 2003 and 2002, respectively. Included in the nine months of 2003 is $1,107,000 of other comprehensive income related to foreign currency translation adjustments. Of the $1,107,000, $477,000 relates to the effect of the Company's Czech Republic subsidiary changing its functional currency from the U.S. dollar to the euro, effective January 1, 2003.

8. In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

     The Company is subject to contingencies relative to environmental laws and regulations. Currently, the Company is in the process of resolving an issue relative to a landfill site. Provision has been made for all known settlement costs.

     The Company is also a defendant in two multi-party asbestos suits as a result of its membership in certain trade organizations. The cases are pending in state court in Mississippi. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

     The Company enters into various agreements for the purchase of materials with its vendors, some of which contain minimum purchase quantity commitments extending beyond one year. Future purchase commitments are not expected to exceed normal usage requirements.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Months Ended September 30

         Net sales for the three-month period ended September 30, 2003 increased $2.7 million, or 5.8%, over the same period in 2002. The increase in net sales was due to increased residential and commercial water meter sales of $1.6 million and increased industrial product sales of $1.1 million. The increase in sales of residential products was the net result of higher sales of residential water meters with automated meter reading technology, partially offset by lower volumes of local or manual read meters which generally have a lower price. Commercial water meter sales increased due principally to increased volumes associated with a large metering project in South America. The industrial net sales increase was the result of modestly higher revenues for automotive fluid meters, electromagnetic meters and other industrial products, offset somewhat by decreases in valve sales due to the sluggish economy in that market.

         Gross margins for the third quarter of 2003 were 33.1% compared to 34.1% in the third quarter 2002. The decrease was principally the result of decreased manual read water meter volumes which impacted overhead absorption, offset somewhat by higher prices associated with sales of residential automated meter reading (AMR) systems.

         Selling, engineering and administration costs increased $246,000, or 2.2%, for the third quarter 2003 compared to the same period in 2002 due to higher expenses associated with professional fees as well as normal inflationary increases offset by cost control efforts. Interest expense for the third quarter 2003 was $224,000 lower than the same period in the prior year primarily due to favorable interest rates.

         Other expense (income), net decreased $0.3 million for the third quarter 2003 compared to the same period in 2002 due to miscellaneous income associated with a jobs program at MecaPlus Equipements ($145,000) in 2003.

         As a result of the above, net earnings for the third quarter of 2003 were $2,644,000 compared to net earnings in the third quarter of 2002 of $2,307,000. On a diluted earnings per share basis, this equated to $0.80 per share for the third quarter of 2003 compared to $0.70 for the same period in 2002.

Results of Operations - Nine Months Ended September 30

         Net sales for the nine months ended September 30, 2003 increased $8.7 million, or 6.9%, over the same period in 2002. Net sales include $16.2 million and $6.7 million of sales for the nine months ended September 30, 2003 and 2002, respectively, related to the two acquired businesses, Data Industrial Corporation (DIC) and MecaPlus Equipements (MPE), which were acquired in the second quarter of 2002.

         The decrease in sales without acquisitions was due to lower sales of residential and commercial water meters offset by higher sales of industrial products. Residential and commercial water meter sales declined $1.9 million in the first nine months of 2003 compared to the first nine months of 2002. The sales decline was the result of lower volumes of water meters (both manual read and automated) partially offset by higher prices. The decline in volumes appears to be due to the soft economy and geopolitical and terrorism concerns, particularly early in 2003. Many local governments struggled with reduced budgets and the Company experienced longer sales cycles for purchases by water utilities.

         Net sales of industrial products, excluding sales from acquisitions, increased $1.1 million in the first nine months of 2003. This increase is the net result of increased sales of automotive fluid meters, electromagnetic meters, and other industrial products partially offset by declines of valve sales, which continue to be soft in a sluggish market.

         Gross margins for the nine months ended September 30, 2003 were 33.2% compared to 34.1% for the same period in 2002. The decrease was principally the result of decreased water meter volumes which impacted absorption, offset somewhat by higher prices due to product mix. The gross margins were also affected by a manufacturing problem during the first quarter 2003 that resulted in an after-tax expense of approximately $150,000, or $0.05, per diluted share. The problem was discovered and resolved at the plant.

         Selling, engineering and administration costs increased $3.3 million, or 10.5%, for the first nine months of 2003 compared to the same period in 2002. The increase included the effect of the acquisitions discussed above ($2.5 million). Without the effects of the acquisitions, these expenses would have increased approximately $0.8 million due to increased professional fees and normal inflationary increases, offset somewhat by cost control efforts. Interest expense for the period was $96,000 lower than the same period in the prior year primarily due to favorable interest rates.

         Other expense (income), net increased $1.4 million for the first nine months of 2003 compared to the same period in 2002 primarily due to favorable exchange gains ($833,000), primarily as a result of the strengthening of the euro versus the U.S. dollar. Also included in other expense (income), net was the gain from the sale of stock ($190,000) received when an insurance company from which the Company purchased life insurance policies converted from a mutual structure to a public structure and $145,000 of miscellaneous income associated with a jobs program at MPE.

         As a result of the above, net earnings for the nine month period ending September 30, 2003 were $5,956,000 compared to net earnings of $6,234,000 for the same period in 2002. On a diluted earnings per share basis, this equated to $1.81 per share for the first nine months of 2003 compared to $1.89 for the same period in 2002.

Liquidity and Capital Resources

         The main sources of liquidity for the Company typically are cash from operations and borrowing capacity. For the first nine months of 2003, $8.3 million of cash was generated by operations, primarily as the result of net earnings and increases in current liabilities partially offset by increases in receivable and inventory balances associated with increased business.

         The change in the receivables balance from $22.1 million at December 31, 2002 to $26.1 million at September 30, 2003 is due to increased sales. The receivable balance at December 31, 2002 was lower due to weaker sales near year-end and normal cyclical trends.

         Inventories at September 30, 2003 increased nearly $4.2 million, or 16.6%. This increase in inventories was due to a build up of certain longer lead-time electronic materials and stock for new product offerings. Capital expenditures and depreciation expense for the first nine months of 2003 were both $5.4 million, resulting in little variance in net property, plant and equipment balances.

         Prepaid pension declined from $17.5 million at December 31, 2002 to $16.2 million at September 30, 2003. The Company received a refund of $0.7 million in the second quarter 2003 from the pension plan related to contributions made in 2002 in excess of the minimum funding levels. The remainder of the difference is normal pension amortization. Goodwill increased $1.1 million as a result of the Company finalizing the allocation of the purchase price of MPE during the first quarter 2003, and due to the effects of foreign currency translation adjustments.

         Short-term debt and the current portion of long-term debt at September 30, 2003 increased to a combined $29.6 million versus a balance at the end of 2002 of $26.3 million. This increase was due to cash required for increased receivable and inventory balances, capital expenditures, repayments of long-term debt and dividends. The long-term debt amounts declined as a result of regularly scheduled payments, plus a prepayment to take advantage of lower short-term rates.

         Payables increased to $13.7 million at September 30, 2003 from $11.0 million at December 31, 2002 primarily as a result of the timing of payments. Income and other taxes increased to $4.2 million from nearly $1.6 million at December 31, 2002 as a result of the timing of tax payments.

         Common stock and capital in excess of par value have increased since December 31, 2002 due to new shares issued in connection with the exercise of stock options and purchases by the Employee Savings and Stock Ownership Plan (ESSOP). Treasury stock increased due to shares repurchased during the period. Employee benefit stock decreased $250,000 due to the regular payment of the ESSOP debt during the first quarter 2003 and the related release of shares.

         As of September 30, 2003, the Company had $44.5 million of short-term credit facilities with domestic and foreign banks of which $26.2 million was in use. The Company continues to take advantage of favorable interest rates for short-term borrowing instruments, principally commercial paper. The Company believes that the present lines of credit are adequate to meet operating requirements and future capital needs. The Company also believes it would have no difficulty securing additional term debt.

Other Matters

         The Company is subject to contingencies relative to environmental laws and regulations. Currently, the Company is in the process of resolving an issue relative to a landfill site. Provision has been made for all known settlement costs.

         The Company is also a defendant in two multi-party asbestos suits as a result of its membership in certain trade organizations. The cases are pending in state court in Mississippi. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

         In order to better utilize existing capacity, a decision was made during the second quarter 2003 to move production of the impeller flow sensor systems product line from the Company's facility in Mattapoisett, Massachusetts to its facility in Tulsa, Oklahoma. The lease on the Massachusetts facility expires in early 2004 and it is expected that the move will be complete by the end of 2003. The affected employees were notified in early July 2003. The more significant expenses associated with this decision are severance costs and the disposal of leasehold improvements estimated to be $150,000 and $67,000, respectively. In accordance with Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," these costs are being recognized over the remainder of 2003.

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

Item 4 Controls and Procedures

         In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the third quarter 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President -- Finance, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Company's President and Chief Executive Officer and the Company's Senior Vice President -- Finance, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

         There was no change in the Company's internal control over financial reporting that occurred during the third quarter 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b)  Reports on Form 8-K:

     A current report was furnished on October 14, 2003 under Item 7 and 12 of Form 8-K to disclose the full contents of the Company's press release that reported the results of the three and nine-month periods ended September 30, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      BADGER METER, INC.



Dated: October 22, 2003               By /S/  Richard A. Meeusen
                                         -----------------------
                                         Richard A. Meeusen
                                         President and Chief Executive Officer



                                      By /S/  Richard E. Johnson
                                         -----------------------
                                         Richard E. Johnson
                                         Senior Vice President - Finance, Chief
                                         Financial Officer and Treasurer



                                      By /S/  Beverly L.P. Smiley
                                         ------------------------
                                         Beverly L.P. Smiley
                                         Vice President - Corporate Controller

                               BADGER METER, INC.

        QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2003

                                  EXHIBIT INDEX



Exhibit No.       Description

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