Form 10-K
period 2003-12-31
BADGER METER INC
filed 2004-03-05
CIK 9092

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     The aggregate market value of the Common Stock held by non-affiliates of the Company as of February 29, 2004 was $77,809,908. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $25.75 per share, the closing price of the Common Stock as reported on the American Stock Exchange on June 30, 2003, and (ii) each of the executive officers and directors is deemed to be an affiliate.

     As of February 29, 2004, there were 3,300,823 shares of Common Stock outstanding.

     Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year, are incorporated by reference from the definitive Proxy Statement into
Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements contained in this Form 10-K and accompanying 2003 Annual Report, as well as other information provided from time to time by the Company or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words "anticipate," "believe," "estimate," "expect," "think," "should" and "objective" or similar expressions are intended to identify forward looking statements. The forward looking statements are based on the Company's then current views and assumptions and involve risks and uncertainties that include, among other things:

     - the continued shift in the Company's business from lower cost, local-read meters towards more expensive, value-added automatic meter reading (AMR) systems;

     - the success or failure of new Company products, including the Orion radio frequency drive-by AMR meter, the advanced digital encoder (ADE) and the proposed Galaxy fixed base AMR system;

     - changes in competitive pricing and bids in the marketplace, and particularly continued intense price competition on government bid contracts for lower cost, local read meters;

     - the actions (or lack thereof) of the Company's competitors;

     - the Company's relationships with its alliance partners, particularly its alliance partners that provide AMR connectivity solutions;

     - the general health of the United States economy, particularly including housing starts and the overall industrial activity;

     - changes in foreign economic conditions, including currency fluctuations such as the recent increase in the euro versus the United States dollar;

     - changes in laws and regulations, particularly laws dealing with the use of lead (which can be used in the manufacture of certain meters incorporating brass housings) and Federal Communications Commission rules affecting the use and/or licensing of radio frequencies necessary for AMR products; and

     - increases in the cost and/or availability of needed raw materials and parts, including recent increases in the cost of brass housings as a result of increases in the commodity prices for copper and zinc at the supplier level.

     Some or all of these factors are beyond the Company's control. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward looking statements and are cautioned not to place undue reliance on such forward looking statements. The forward looking statements made in this document are made only as of the date of this document and the Company undertakes no obligation to publicly update such forward looking statements to reflect subsequent events or circumstances.

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

MARKETS AND PRODUCTS

     Badger Meter is a leading marketer and manufacturer of products using flow measurement and control technologies developed both internally and with other technology companies. Its products are used to measure and control the flow of liquids in a variety of applications. The Company's product lines fall into two general categories, utility and industrial. Two product lines, residential and commercial water meters (with various meter reading technology systems), are generally sold to water utilities. Industrial sales comprise the remainder of the sales and include automotive fluid meters and systems, small precision valves, electromagnetic meters, impeller flow meters and industrial process meters (all with related accessories and instrumentation).

     Residential and commercial water meters and related systems provide the majority of the Company's sales. Sales are classified as local (or manual) read meters or automatic meter reading (AMR) products. Local read meters consist of a water meter and a register. If the device is automatic, the register digitally encodes the mechanical reading and has a radio frequency transmitter communicating to a computerized system that collects the data, which in turn is sent to specific utility computerized programs. Net sales and the corresponding net income depend on unit volume and mix of products, with generally higher margins on AMR products. There is a base level of annual business driven by replacement units, and to a lesser extent, housing starts. It is the Company's belief that conversion from local read meters to AMR products can accelerate replacements of meters and result in growth. Badger Meter's strategy is to solve customers' metering needs with its proprietary meter reading systems or other systems available through alliances within the marketplace.

     The industrial products generally serve niche markets and have in the past utilized technology derived from utility products to serve industrial uses. As these markets evolve, these products are becoming more specialized to meet industrial flow measurement and communication protocol requirements. Serving these markets allows the Company to expand its technologies into other areas of flow measurement and control, as well as utilizing existing capacity and spreading fixed costs over a larger sales base.

     The Company's products are primarily manufactured and assembled in the Company's Milwaukee, Wisconsin; Tulsa, Oklahoma; Rio Rico, Arizona; Nogales, Mexico and Brno, Czech Republic facilities. Products are also assembled in the Company's Stuttgart, Germany and Nancy, France facilities.

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

COMPETITION

     There are several competitors in each of the markets in which the Company sells its products, and the competition varies from moderate to intense. Major competitors include Sensus Metering Systems, Inc. (formerly Invensys, Inc.), Neptune Technologies (formerly Neptune Technology Group, Inc.) and AMCO Water Metering Systems (formerly ABB-Kent Meters, Inc.). A number of the Company's competitors in certain markets have greater financial resources. The Company believes it currently provides the leading technology in water meters and associated automatic meter reading systems for water utilities. As a result of significant research and development activities, the Company enjoys favorable patent positions for several of its products.

BACKLOG

     The dollar amount of the Company's total backlog of unshipped orders at December 31, 2003 and 2002 was $24,800,000 and $21,200,000, respectively. At
December 31, 2003, backlog is comprised of firm orders and signed contractual commitments, or portions of such commitments, that call for shipment in 2004. Backlog can be significantly affected by the timing of orders for large utility projects.

RAW MATERIALS

     Raw materials used in the manufacture of the Company's products include metal or alloys (such as bronze, aluminum, stainless steel, cast iron, brass and stellite), plastic resins, glass, microprocessors and other electronic subassemblies and components. There are multiple sources for these raw materials, but the Company purchases some bronze castings and certain electronic subassemblies from single suppliers. The Company believes these items would be available from other sources, but that the loss of its current suppliers would result in higher cost of materials, delivery delays, short-term increases in inventory and higher quality control costs in the short term. The Company carries business interruption insurance on key suppliers. Prices may also be affected by world commodity markets.

RESEARCH AND DEVELOPMENT

     Expenditures for research and development activities relating to the development of new products, the improvement of existing products and manufacturing process improvements were $6,070,000 in 2003, compared to $5,658,000 during 2002, and $5,422,000 during 2001. Research and development activities are primarily sponsored by the Company. The Company also engages in some joint research and development with other companies.

INTANGIBLE ASSETS

     The Company owns or controls many patents, trademarks, trade names and license agreements in the United States and other countries that relate to its products and technologies. No single patent, trademark, trade name or license is material to the Company's business as a whole.

ENVIRONMENTAL PROTECTION

     The Company is subject to contingencies relative to compliance with federal, state and local provisions and regulations relating to the protection of the environment. Currently, the Company is in the process of resolving an issue relative to a landfill site. The Company does not believe the ultimate resolution of this issue will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Expenditures during 2003, 2002 and 2001 for compliance with environmental control provisions and regulations were not material and the Company does not anticipate any material future expenditures.

     To ensure compliance with environmental regulations at Company sites, the Board of Directors has directed the Audit and Compliance Committee to monitor the Company's compliance with various regulatory authorities with regard to environmental matters, among other things.

EMPLOYEES

     The Company and its subsidiaries employed 1,065 persons at December 31, 2003, of which 226 employees are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The Company is currently operating under a four-year contract with the union, which expires October 31, 2004. The Company believes it has good relations with the union and all of its employees.

FOREIGN OPERATIONS AND EXPORT SALES

     The Company has distributors and sales representatives throughout the world. Additionally, the Company has a sales, assembly and distribution facility in Stuttgart, Germany; sales and customer service offices in Mexico and Singapore; a manufacturing facility in Nogales, Mexico; a manufacturing and sales facility in Brno, Czech Republic; and a sales and assembly facility in Nancy, France. The Company exports products from the United States that are manufactured in Milwaukee, Wisconsin; Tulsa, Oklahoma; and Rio Rico, Arizona.

     Information about the Company's foreign operations and export sales is included in Note 10 "Industry Segment and Geographic Areas" in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2003 Annual Report on Form 10-K.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates in one industry segment as a marketer and manufacturer of flow measurement and control products as described in Note 10 "Industry Segment and Geographic Areas" in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2003 Annual Report on Form 10-K.

ITEM 2.  PROPERTIES

     The principal facilities utilized by the Company at December 31, 2003 are listed below. Except as indicated, the Company owns all of such facilities in fee simple. The Company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

                                                                                  APPROXIMATE AREA
LOCATION                                           PRINCIPAL USE                   (SQUARE FEET)
--------                                           -------------                  ----------------
Milwaukee, Wisconsin.....................    Manufacturing and offices                323,000
Tulsa, Oklahoma..........................    Manufacturing and offices                 59,500
Rio Rico, Arizona........................    Manufacturing and offices                 36,000
Nogales, Mexico..........................    Manufacturing and offices                 41,700(1)
Mattapoisett, Massachusetts..............    Manufacturing and offices                 23,000(2)
Stuttgart, Germany.......................    Assembly and offices                      23,000(3)
Brno, Czech Republic.....................    Manufacturing and offices                 24,300
Nancy, France............................    Assembly and offices                      52,500

---------------

(1)  Leased facility. Lease term expires January 31, 2006.

(2) Leased facility. Lease term expired February 28, 2004 and the facility was closed.

(3)  Leased facility. Lease term expires December 31, 2005.

ITEM 3.  LEGAL PROCEEDINGS

     There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

     The Company is a defendant in several multi-party asbestos suits generally as a result of its membership in certain trade organizations. The cases are pending in state courts in Mississippi, Texas and Illinois. The Company does not believe the ultimate resolution of these claims will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

     The Company is subject to contingencies relative to the protection of the environment. Information about the Company's compliance with environmental regulations is included in Part I, Item 1 under the heading "Environmental Protection."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2003.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information regarding the executive officers of the Company.

                                                                                            AGE AT
NAME                                                    POSITION                           2/29/2004
----                                                    --------                           ---------
Richard A. Meeusen...........    President and Chief Executive Officer                        49
Robert M. Bullis.............    Vice President -- Manufacturing                              54
Ronald H. Dix................    Senior Vice President -- Administration/Human                59
                                 Resources and Secretary
Horst E. Gras................    Vice President -- International Operations                   48
Richard E. Johnson...........    Senior Vice President -- Finance, Chief Financial            49
                                 Officer and Treasurer
Beverly L.P. Smiley..........    Vice President -- Controller                                 54
Kenneth E. Smith.............    Vice President -- Sales and Marketing                        55
Dennis J. Webb...............    Vice President -- Engineering                                56
Daniel D. Zandron............    Vice President -- Business Development                       55

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

     Mr. Meeusen was elected President and Chief Executive Officer in April 2002. Mr. Meeusen served as President from November 2001 to April 2002, and as Executive Vice President -- Administration from February 2001 to November 2001. From November 1995 until February 2001, Mr. Meeusen served as Vice President -- Finance, Chief Financial Officer and Treasurer.

     Mr. Bullis was elected Vice President -- Manufacturing in February 2001. He served as Vice President -- Operations from November 1999 to February 2001. Prior to that date, Mr. Bullis served as Vice President -- Operations -- Utility for more than five years.

     Mr. Dix was elected Senior Vice President -- Administration/Human Resources in May 2003 and Secretary in August 2003. Mr. Dix served as Vice
President -- Administration and Human Resources from November 2001 to May 2003, and as Vice President -- Human Resources from February 2001 to November 2001. Prior to that date, Mr. Dix served as Vice President -- Administration and Human Resources for more than five years.

     Mr. Gras was elected Vice President -- International Operations in November 2001. Prior to that date, Mr. Gras served as Vice President -- Badger Meter Europe for more than five years.

     Mr. Johnson was elected Senior Vice President -- Finance, Chief Financial Officer and Treasurer in May 2003. Mr. Johnson served as Vice
President -- Finance, Chief Financial Officer and Treasurer from February 2001 to May 2003. Prior to joining the Company, Mr. Johnson served as Director of Business Support for the Energy Delivery Business of Wisconsin Electric Power Company from 1999 to December 2000.

     Ms. Smiley was elected Vice President -- Controller in November 1999. From April 1997 to November 1999, Ms. Smiley served as Corporate Controller.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     Information required by this Item is set forth in Part II, Item 8 under the heading "Financial Statements and Supplementary Data" of this 2003 Annual Report on Form 10-K, under Note 11 "Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends" of the Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

                               BADGER METER, INC.

                       TEN YEAR SUMMARY OF SELECTED DATA

                                             YEARS ENDED DECEMBER 31
                               ----------------------------------------------------
                                 2003       2002       2001       2000       1999
                               --------   --------   --------   --------   --------
                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING RESULTS
Net sales....................  $183,989    167,317    138,537    146,389    150,877
Research and development.....  $  6,070      5,658      5,422      6,562      6,012
Earnings before income
  taxes......................  $ 13,351     11,437      5,010     10,727     15,659
Net earnings.................  $  7,577      7,271      3,364      6,941      9,700
Earnings to sales............       4.1%       4.3%       2.4%       4.7%       6.4%
                               --------   --------   --------   --------   --------
PER COMMON SHARE
Basic earnings...............  $   2.35       2.30       1.06       2.10       2.78
Diluted earnings.............  $   2.30       2.20       1.03       2.00       2.60
Cash dividends declared:
  Common Stock...............  $   1.06       1.02       1.00        .86        .72
  Class B Common Stock.......  $    n/a        n/a        n/a        n/a        .32
Price range -- high..........  $  39.75      34.00      33.22      37.38      41.00
Price range -- low...........  $  24.50      22.08      19.76      23.00      29.38
Closing price................  $  38.15      32.10      22.43      23.00      30.13
Book value...................  $  16.76      14.93      13.52      13.51      12.88
                               --------   --------   --------   --------   --------
SHARES OUTSTANDING
Common Stock.................     3,292      3,221      3,180      3,207      3,340
Class B Common Stock.........       n/a        n/a        n/a        n/a          0
                               --------   --------   --------   --------   --------
FINANCIAL POSITION
Working capital..............  $ 25,946      6,825     23,170      6,822     11,150
Current ratio................  1.7 to 1   1.1 to 1   2.0 to 1   1.2 to 1   1.3 to 1
Net cash provided by
  operations.................  $ 14,088     12,234      8,587     13,251     15,652
Capital expenditures.........  $  7,053      5,914      5,007      6,403      9,981
Total assets.................  $133,851    126,463    101,375     98,023    102,186
Short-term and current
  portion of long-term
  debt.......................  $  9,188     26,334      8,264     23,017     16,589
Long-term debt...............  $ 24,450     13,046     20,498      5,944     11,493
Shareholders' equity.........  $ 55,171     48,095     43,002     43,319     43,009
Debt to total
  capitalization.............      37.9%      45.0%      40.1%      40.1%      39.5%
Return on shareholders'
  equity.....................      13.7%      15.1%       7.8%      16.0%      22.6%
Price/earnings ratio.........      16.2       14.0       21.2       11.0       10.8
                               --------   --------   --------   --------   --------

                                             YEARS ENDED DECEMBER 31
                               ----------------------------------------------------
                                 1998       1997       1996       1995       1994
                               --------   --------   --------   --------   --------
                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING RESULTS
Net sales....................   143,813    130,771    116,018    108,644     99,155
Research and development.....     6,105      4,397      3,851      3,858      3,278
Earnings before income
  taxes......................    13,364     10,205      8,167      5,911      4,974
Net earnings.................     8,247      6,522      5,127      3,719      3,216
Earnings to sales............       5.7%       5.0%       4.4%       3.4%       3.2%
                               --------   --------   --------   --------   --------
PER COMMON SHARE
Basic earnings...............      2.28       1.83       1.46       1.06        .93
Diluted earnings.............      2.12       1.65       1.39       1.06        .93
Cash dividends declared:
  Common Stock...............       .60        .48        .43        .39        .35
  Class B Common Stock.......       .54        .44        .39        .36        .32
Price range -- high..........     40.63      57.50      20.81      13.50      14.00
Price range -- low...........     25.00      18.13      12.38      11.06       9.50
Closing price................     35.63      40.75      19.19      13.25      11.94
Book value...................     13.13      11.62      10.32       9.16       8.38
                               --------   --------   --------   --------   --------
SHARES OUTSTANDING
Common Stock.................     2,538      2,444      2,426      2,387      2,377
Class B Common Stock.........     1,108      1,126      1,126      1,126      1,126
                               --------   --------   --------   --------   --------
FINANCIAL POSITION
Working capital..............    10,776     13,870     17,645     16,178     14,569
Current ratio................  1.3 to 1   1.5 to 1   2.0 to 1   2.1 to 1   1.7 to 1
Net cash provided by
  operations.................    15,007      5,178      9,878     12,026      6,342
Capital expenditures.........    17,926      8,349      5,382      4,493      3,553
Total assets.................    96,945     82,297     66,133     60,527     61,993
Short-term and current
  portion of long-term
  debt.......................    14,315     11,245      2,634      5,515     10,437
Long-term debt...............     2,600        928      1,091      1,000      1,200
Shareholders' equity.........    47,848     41,467     36,638     32,163     29,351
Debt to total
  capitalization.............      26.1%      22.7%       9.2%      16.8%      28.4%
Return on shareholders'
  equity.....................      17.2%      15.7%      14.0%      11.6%      11.0%
Price/earnings ratio.........      15.6       22.3       13.1       12.5       12.8
                               --------   --------   --------   --------   --------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION AND OVERVIEW
---------------------------------

     Badger Meter is a leading marketer and manufacturer of products using flow measurement and control technologies developed both internally and with other technology companies. Its products are used to measure and control the flow of liquids in a variety of applications. The Company's product lines fall into two general categories, utility and industrial. Two product lines, residential and commercial water meters (with various meter reading technology systems), are generally sold to water utilities. Industrial sales comprise the remainder of the sales and include automotive fluid meters and systems, small precision valves, electromagnetic meters, impeller flow meters and industrial process meters (all with related accessories and instrumentation).

     Residential and commercial water meters and related systems provide the majority of the Company's sales. Sales are classified as local (or manual) read meters or automatic meter reading (AMR) products. Local read meters consist of a water meter and a register. If the device is automatic, the register digitally encodes the mechanical reading and has a radio frequency transmitter communicating to a computerized system that collects the data, which in turn is sent to specific utility computerized programs. Net sales and the corresponding net income depend on unit volume and mix of products, with generally higher margins on AMR products. There is a base level of annual business driven by replacement units, and to a lesser extent, housing starts. It is the Company's belief that conversion from local read meters to AMR products can accelerate replacements of meters and result in growth. Badger Meter's strategy is to solve customers' metering needs with its proprietary meter reading systems or other systems available through alliances within the marketplace.

     The industrial products generally serve niche markets and have in the past utilized technology derived from utility products to serve industrial uses. As these markets evolve, these products are becoming more specialized to meet industrial flow measurement and communication protocol requirements. Serving these markets allows the Company to expand its technologies into other areas of flow measurement and control, as well as utilizing existing capacity and spreading fixed costs over a larger sales base.

RESULTS OF OPERATIONS
---------------------

     In the second quarter of 2002, the Company completed two acquisitions, Data Industrial Corporation (DIC) and MecaPlus Equipements SA (MPE). Through the acquisition of DIC, the Company acquired an impeller flow meter allowing it to serve a market not previously served. The acquisition of MPE allowed the Company to expand into the lubrication system market in France while continuing to have a market for its automotive fluid meters. These acquisitions were accounted for under the purchase accounting method, and as a result, some of the variances shown since December 31, 2002 were attributable to having a full year's results in 2003 versus a partial year in 2002. The acquisitions are further discussed in
Part II, Item 8 under the heading "Financial Statements and Supplementary Data" of this 2003 Annual Report on Form 10-K, under Note 3 B "Acquisitions" of the Notes to Consolidated Financial Statements.

NET SALES

     Badger Meter's net sales increased nearly $16.7 million, or 10.0%, for 2003 compared to 2002. The increase was the net result of the acquisitions and increases in net sales of the Company's products as further discussed below.

     Net sales in 2003 included $21.7 million of sales related to the acquired companies compared to $11.0 million in 2002, with the latter amount representing sales only from the dates of the acquisitions. Without the acquisitions, net sales increased $6.0 million, or 3.9%, over 2002 net sales. Overall, Company sales trends are primarily affected by water meter demand by municipalities (both residential and commercial), new product introduction and general market conditions.

     Water meter sales are influenced by a continued industry movement away from manual-read meters to automatic meter reading technologies, the lengthening of the sales cycle and financial budget conditions of the various water utilities served. Customers include independent distributors, large cities, private water companies and numerous smaller municipal water utilities. One group of the Company's sales representatives focuses on distributors, another on large accounts (public and private), and a third group focuses on the remaining customers.

     Residential and commercial water meter net sales represented 72.3% of total sales in 2003 compared with 77.1% in 2002. These sales increased $4.1 million in 2003 to $133.1 million compared to $129.0 million in 2002. While the number of units utilizing the Company's principal automatic meter reading technologies increased, overall unit volume declined due to lower volumes of local (or manual) read water meters. The automatic meter reading technologies carry a higher price, which contributed to the increase in net sales. In addition, the increase in net sales included sales of the newly introduced Orion AMR system. Sales for the year were negatively influenced by longer sales cycles, particularly early in 2003 as water utilities evaluated the requirements and costs of increased security resulting from concerns over the war in Iraq and terrorism.

     Industrial sales are affected by economic conditions, domestically and internationally, in each of the markets served by the various product lines. In total, the industrial products represented 27.7% of total net sales in 2003 compared with 22.9% in 2002. Industrial product sales increased 32.7% to $50.9 million in 2003 compared with $38.3 million in 2002. Much of this increase is attributable to the two acquisitions completed in the second quarter of 2002 and to the effect of the stronger euro on sales in Europe. Without the acquisitions, the net change would be an increase of $1.9 million, or 7.0%, primarily due to the strengthening of the euro resulting in higher sales of automotive fluid meters and electromagnetic flow meters.

     International net sales are comprised primarily of sales of automotive fluid meters and small valves in Europe, sales of water meters and related technologies in Latin America, and sales of valves and other metering products throughout the world. In Europe, sales are made in both U.S. dollars and euros. Most other international sales are made in U.S. dollars. The Company is able to partially hedge its euro exposure by holding euro-denominated debt. International sales, excluding the effects of the prior year acquisition, increased 5.0% to $11.2 million from $10.6 million in 2002 due to increased sales into Latin America.

     The 2002 net sales included $11.0 million, or 6.6%, related to the acquired companies. Without the acquisitions, net sales increased $17.8 million, or 14.2%, over sales in 2001. In addition, the sales for 2001 included approximately $1.4 million of net sales from product lines that were discontinued. Residential and commercial water meter sales increased nearly $20.6 million over 2001 due to increased volumes of both plastic and bronze local-read meters as well as increased sales of AMR technologies.

GROSS MARGINS

     Gross margins were 32.9%, 33.5% and 32.1% for 2003, 2002 and 2001, respectively. The decrease between 2003 and 2002 was primarily due to lower unit volumes resulting in higher absorbed factory costs, the inability to increase prices for higher incurred costs due to market conditions, and to a lesser extent, the addition of MPE which has lower margins as an assembly operation. Somewhat offsetting these decreased volumes were increased volumes of AMR products, which carry higher margins. The increase in gross margin between 2002 and 2001 was due to increased sales volumes, which absorbed factory capacity costs, as well as continuing efforts to reduce product costs. Margins in 2002 were also affected by higher sales of automatic meter reading products.

OPERATING EXPENSES

     Selling, engineering and administration costs increased 8.4% in 2003 over 2002 levels. Some of the increase was attributable to the full year effects in 2003 of the prior year acquisitions, and to the severance costs of headcount reductions at MPE to better position it in the market. Without the effects of the acquisitions and the headcount reduction costs, these expenses increased 1.4% primarily due to increased health care expenses offset somewhat by continuing cost control efforts. Selling, engineering and administration costs increased 11.4% in 2002 over 2001 levels. Much of this increase was attributable to the newly acquired companies, as well as increased incentive compensation as a result of meeting sales and earnings targets.

INTEREST EXPENSE

     Interest expense decreased $112,000 in 2003 compared to 2002. This was primarily due to continuing favorable rates on the commercial paper the Company used to finance its operations in 2003, as well as the reduction in overall debt. Interest expense increased $468,000 in 2002 compared to 2001. This increase was due primarily to the increased borrowing needs as a result of the Company's acquisition of two new companies and the payment of $9.4 million into the Company's pension plan in 2002. These factors were offset somewhat by a decrease in interest rates during 2002.

OTHER INCOME, NET

     Other income, net in 2003, 2002 and 2001 related primarily to foreign exchange gains, particularly in 2003 due to the strengthening of the euro against the U.S. dollar. The Company has euro-based receivables on its corporate ledger that relate to its foreign subsidiaries, for which translation gain was recognized through the income statement while the offsetting translation loss on the corresponding subsidiary's debt was recognized as a component of other comprehensive income (loss). The significant strengthening of the euro in 2003 resulted in a translation gain of $781,000. During the second quarter, the Company borrowed euro-based debt domestically to hedge the euro-based receivable exposure.

INCOME TAXES

     Income taxes as a percentage of earnings before income taxes was 43.2%, 36.4% and 32.9% for 2003, 2002 and 2001, respectively. The increase in 2003 from 2002 was primarily due to recording a valuation reserve on the operating losses of certain of the Company's foreign subsidiaries, as further described below. The increase in 2002 from 2001 was due primarily to a higher level of pre-tax earnings compared to 2001 that reduced the percentage effects of certain permanent items on book-tax differences.

     In 2002, the Company determined that there were excess reserves for prior year taxes, and accordingly reduced tax expense by $675,000. At the same time, the Company concluded that it was not certain that net operating loss carryforwards for certain foreign subsidiaries would be realized through future profits, and as such a $475,000 valuation reserve was created by increasing the tax expense. The net result of these transactions did not significantly affect the effective tax rate for 2002.

     In 2003, the valuation reserve was further increased to $1,225,000 due to continued realization uncertainties for foreign net operating loss carryforwards. The increase in the reserve was recorded as additional tax expense, which significantly increased the Company's effective rate for 2003. At December 31, 2003, the Company had foreign net operating loss carryforwards at certain European subsidiaries totaling $6.2 million. The carryforwards have unlimited carryforward periods, which can be used to offset future taxable income at these locations.

NET EARNINGS AND EARNINGS PER SHARE

     As a result of the above-mentioned items, net earnings were $7,577,000, $7,271,000 and $3,364,000 in 2003, 2002 and 2001, respectively. On a diluted basis, earnings per share were $2.30, $2.20 and $1.03, respectively, for the same periods.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations in 2003 increased $1.9 million, or 15.2%, compared to 2002 primarily as a result of increased earnings and no required payment to the pension plan, offset by increases in receivables and inventories. Cash provided by operations increased $3.6 million, or 42.5%, for 2002 compared to 2001 primarily as a result of increased earnings, deferral of income taxes, higher current liabilities, and lower receivables (net of acquired companies). Offsetting these items somewhat in 2002 was a $9.4 million payment to the Company's pension plan to maintain full funding status.

     Receivables increased 18.8% between December 31, 2002 and 2003 due primarily to higher fourth quarter sales in 2003 versus 2002. Inventories increased 17.8% due primarily to the introduction of several new products in 2003 as well as longer lead-time on certain electronic components associated with the increased sales of AMR products. The increases in both receivables and inventories were also affected to a lesser extent by the strength of the euro on foreign subsidiaries' balances. Capital expenditures totaled $7.1 million in 2003, $5.9 million in 2002 and $5.0 million in 2001. These amounts vary due to the timing of capital expenditures. The Company believes it will be able to increase production with minimal additional capital expenditures.

     Prepaid pension decreased $1.2 million at the end of 2003 compared to the same date in 2002. This was the result of pension expense during 2003 and a partial refund from prior year's overfunding. Assumptions for determining pension liability, expected return on assets and annual expense are reviewed and, if appropriate, adjusted annually. The impacts of hypothetical changes in certain assumptions is difficult to determine as economic factors can often impact multiple assumptions and inputs at the same time. The Company believes its current assumptions are reasonable. At December 31, 2003, the market value of the assets in the Company's pension plan was $43.9 million. Included in the Company's December 31, 2003 prepaid pension balance was $17 million of unrecognized net actuarial losses.

     The amount of net goodwill recorded at December 31, 2003 and 2002 was $7,089,000 and $5,697,000, respectively. The increase included $635,000 due to the translation effect resulting from changes in the euro exchange rate for two of the Company's subsidiaries with euro based functional currency. In addition, the increase included $757,000 for the amount of severance costs related to the termination of several MPE employees in connection with management's initial assessment at the date of acquisition. The amount of the severance cost was not estimable until the first quarter of 2003. As of December 31, 2003, $277,000 associated with the severance remains accrued on the balance sheet.

     Short-term debt decreased $16.8 million in 2003. This decrease was offset by proceeds from long-term debt obtained at year end, the proceeds of which were used to repay much of the existing short- and long-term debt. The increase in payables between years is primarily the result of the timing of purchases. Accrued compensation and employee benefits increased $0.6 million due to increased incentive costs associated with improved sales and earnings levels. Income and other taxes increased $1.0 million as a result of increased earnings during 2003 and the timing of tax payments.

     Total outstanding long-term debt (both the current and long-term portions) increased $11.1 million, which was the net result of new long-term instruments obtained in late 2003, offset by regular debt payments. None of the Company's debt carries financial covenants or is collateralized.

     Common Stock and capital in excess of par value both increased during 2003 due to stock issued in connection with the exercise of stock options and treasury stock issuances. Employee benefit stock decreased by $250,000 due to shares released as a result of payments made on the ESSOP loan. Treasury stock increased due to shares repurchased during the year.

     Badger Meter's financial condition remains strong. The Company believes that its operating cash flows, available borrowing capacity including $33,166,000 of unused credit lines, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital and development of new products.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

     The Company guarantees the debt of the Badger Meter Officers' Voting Trust (BMOVT), from which the trust obtained loans from a bank on behalf of the officers of the Company in order to purchase shares of the Company's Common Stock. The officers' loan amounts are collateralized by the Company's shares that were purchased with the loans' proceeds. There have been no loans made to officers by the BMOVT since July 2002. The amount of such debt that the Company guaranteed was $1,754,000 and $2,380,000 at December 31, 2003 and 2002,
respectively. The current loan was renewed in April 2003 with an expiration date of April 2004, at which time it is expected to be renewed. The fair market value of this guarantee at December 31, 2003 continues to be insignificant because the collateral value of the shares exceeds the loan amount. The Company has no other undisclosed off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS
-----------------------

     The Company guarantees the outstanding debt of the Badger Meter Employee Savings and Stock Ownership Plan (ESSOP) that is recorded in long-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders' equity. The loan amount is collateralized by shares of the Company's Common Stock. Payments of $250,000 and $365,000 in 2003 and 2002, respectively, reduced the loan to $1,285,000 at December 31, 2003. The terms of the loan allow variable payments of principal with the final principal and interest payment due in June 2004, at which time it is expected to be renewed.

     The following table includes the Company's significant contractual obligations as of December 31, 2003. There are no other undisclosed guarantees.

                                                                  PAYMENTS DUE BY PERIOD
                                                              ------------------------------
                                                                        LESS THAN     1-3
                                                               TOTAL     1 YEAR      YEARS
                                                              -------   ---------   --------
                                                                      (IN THOUSANDS)
Current portion and long-term debt..........................  $28,705    $5,557     $23,148
Capital lease obligations...................................      105        88          17
ESSOP.......................................................    1,285     1,285          --
Royalty commitments.........................................      600       150         450
Minimum product purchases...................................    3,915     1,380       2,535
Operating leases............................................      575       324         251
Other distribution rights, investment and research and
  development commitments...................................      600       250         350
                                                              -------    ------     -------
Total contractual obligations...............................  $35,785    $9,034     $26,751
                                                              =======    ======     =======

     As of December 31, 2003, the Company had no material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and postretirement plans which are discussed in detail in Note 7 of the Notes to Consolidated Financial Statements. As of the most recent actuarial measurement date, no pension plan contributions are anticipated in 2004 and postretirement medical claims are paid as they are submitted. Postretirement medical claims are anticipated to be $1,276,000 in 2004.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
-------------------------------------------------

     The Company's accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements. As discussed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company's more significant estimates relate primarily to several judgmental reserves: allowance for doubtful accounts, allowance for obsolete inventories, warranty reserve, and the health care reserve. Each of these judgmental reserves is evaluated quarterly and is reviewed with the Company's Disclosure Committee and the Audit and Compliance Committee of the Board of Directors. The basis for the reserve amounts is determined by analyzing the minimum and maximum amount of anticipated exposure for each account, and then selecting the most appropriate amount within the range based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This method has been used for all years in the presented financials and has been used consistently throughout each year. Actual results may differ from these estimates under different assumptions or conditions.

     The criteria used for calculating each of the reserve amounts varies by type of reserve. For the allowance for doubtful accounts reserve, significant past due receivable balances are reviewed in conjunction with applying historical write-off ratios to the remaining balances. The calculation for the allowance for obsolete inventories reserve is determined by analyzing the relationship between the age and quantity of items on hand versus estimated usage to determine if excess quantities exist. The calculation for warranty and after-sale costs reserve uses criteria that includes known potential problems on past sales as well as historical claims ratios for current sales. The health care reserve is determined by using medical cost trend analyses, reviewing subsequent payments made and estimating unbilled amounts. The changes in the balances of these reserves at December 31, 2003 compared to the prior year were not material.

OTHER MATTERS
-------------

     The Company believes it is in compliance with the various environmental statutes and regulations to which the Company's domestic and international operations are subject. Currently, the Company is in the process of resolving an issue relative to a landfill site. Provision has been made for all known settlement costs, which are not material.

     The Company is also a defendant in several multi-party asbestos suits generally as a result of its membership in certain trade organizations. The cases are pending in state courts in Mississippi, Texas and Illinois. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

     On January 1, 2003, the Company changed the functional currency of one of its European subsidiaries to the euro from the U.S. dollar as a result of being sold by a subsidiary whose functional currency is the U.S. dollar to another subsidiary of the Company where the majority of their activities are euro-based. This change resulted in a credit of $479,000 to other comprehensive income, offset by a similar amount to the subsidiary's inventory and property, plant and equipment balances. The impact to the Company in the long-term is not expected to be significant.

MARKET RISKS
------------

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

     The Company's foreign currency risk relates to the sales of products to foreign customers, specifically European customers, as most other foreign sales are made in U.S. dollars. The Company uses lines of credit with U.S. and European banks to offset currency exposure related to European receivables and other monetary assets. As of December 31, 2003 and 2002, the Company's foreign currency net monetary assets were substantially offset by comparable debt resulting in no material exposure.

     The Company's short-term debt on December 31, 2003 was floating rate debt with market values approximating carrying value. Fixed rate debt was principally a U.S. dollar term loan with a 4.8% interest rate and a euro dollar revolving term loan with a 4% interest rate. For the floating rate debt, future annual interest costs will fluctuate based upon short-term interest rates. For the short-term debt on hand on December 31, 2003, the effect of a 1% change in interest rates is approximately $35,000 before income tax.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     Information required by this Item is set forth in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risks" in this 2003 Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               BADGER METER, INC.

                         REPORT OF INDEPENDENT AUDITORS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Badger Meter, Inc.

     We have audited the accompanying consolidated balance sheets of Badger Meter, Inc. (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Badger Meter, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

                                                           /s/ Ernst & Young LLP

Milwaukee, Wisconsin
February 4, 2004

                               BADGER METER, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (DOLLARS IN THOUSANDS
                                                                EXCEPT PER SHARE
                                                                    AMOUNTS)
ASSETS
Current assets:
  Cash......................................................  $  2,089    $  3,779
  Receivables...............................................    26,304      22,139
  Inventories:
     Finished goods.........................................     8,010       7,569
     Work in process........................................     8,494       8,308
     Raw materials..........................................    13,150       9,305
                                                              --------    --------
       Total inventories....................................    29,654      25,182
  Prepaid expenses..........................................     1,193       1,219
  Deferred income taxes.....................................     3,758       3,061
                                                              --------    --------
       Total current assets.................................    62,998      55,380
Property, plant and equipment, at cost:
  Land and improvements.....................................     3,360       2,992
  Buildings and improvements................................    28,069      24,578
  Machinery and equipment...................................    72,652      71,226
                                                              --------    --------
                                                               104,081      98,796
  Less accumulated depreciation.............................   (61,243)    (55,328)
                                                              --------    --------
     Net property, plant and equipment......................    42,838      43,468
Intangible assets, at cost less accumulated amortization....     1,336       1,112
Prepaid pension.............................................    16,236      17,454
Other assets................................................     3,354       3,352
Goodwill....................................................     7,089       5,697
                                                              --------    --------
Total assets................................................  $133,851    $126,463
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt...........................................  $  3,543    $ 20,355
  Current portion of long-term debt.........................     5,645       5,979
  Payables..................................................    14,895      11,040
  Accrued compensation and employee benefits................     6,619       6,017
  Warranty and after-sale costs.............................     3,767       3,597
  Income and other taxes....................................     2,583       1,567
                                                              --------    --------
     Total current liabilities..............................    37,052      48,555
Deferred income taxes.......................................     5,699       4,710
Accrued non-pension postretirement benefits.................     5,069       5,512
Other accrued employee benefits.............................     6,410       6,545
Long-term debt..............................................    24,450      13,046
Commitments and contingencies (Note 6)
Shareholders' equity:
  Common Stock, $1.00 par; authorized 40,000,000 shares;
     issued 4,846,314 shares in 2003 and 4,762,398 shares in
     2002...................................................     4,846       4,762
  Capital in excess of par value............................    20,079      18,169
  Reinvested earnings.......................................    58,928      54,776
  Accumulated other comprehensive income (loss).............     1,280         (61)
  Less: Employee benefit stock..............................    (1,285)     (1,535)
        Treasury stock, at cost; 1,553,889 shares in 2003
        and 1,541,791 shares in 2002........................   (28,677)    (28,016)
                                                              --------    --------
     Total shareholders' equity.............................    55,171      48,095
                                                              --------    --------
Total liabilities and shareholders' equity..................  $133,851    $126,463
                                                              ========    ========

See accompanying notes.

                               BADGER METER, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                              (IN THOUSANDS EXCEPT PER SHARE
                                                                         AMOUNTS)
Net sales...................................................  $183,989   $167,317   $138,537
Cost of sales...............................................   123,470    111,317     94,042
                                                              --------   --------   --------
Gross margin................................................    60,519     56,000     44,495
Selling, engineering and administration.....................    46,419     42,805     38,430
                                                              --------   --------   --------
Operating earnings..........................................    14,100     13,195      6,065
Interest expense............................................     1,737      1,849      1,381
Other income, net...........................................      (988)       (91)      (326)
                                                              --------   --------   --------
Earnings before income taxes................................    13,351     11,437      5,010
Provision for income taxes..................................     5,774      4,166      1,646
                                                              --------   --------   --------
Net earnings................................................  $  7,577   $  7,271   $  3,364
                                                              ========   ========   ========
Earnings per share:
  Basic.....................................................  $   2.35   $   2.30   $   1.06
  Diluted...................................................  $   2.30   $   2.20   $   1.03

Shares used in computation of:
  Basic.....................................................     3,225      3,165      3,163
  Impact of dilutive stock options..........................        74        139        112
                                                              --------   --------   --------
  Diluted...................................................     3,299      3,304      3,275
                                                              ========   ========   ========

See accompanying notes.

                               BADGER METER, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Operating activities:
  Net earnings..............................................  $  7,577   $  7,271   $  3,364
  Adjustments to reconcile net earnings to net cash provided by operations:
     Depreciation...........................................     7,683      7,882      6,477
     Amortization...........................................       149         98        324
     Tax benefit on stock options...........................       585        307        232
     Deferred income tax....................................       323      1,986      1,347
     Noncurrent employee benefits...........................     1,317      1,214      1,118
     Refund from (contributions to) pension plan............       702     (9,393)    (4,441)
     Changes in:
       Receivables..........................................    (3,846)     1,323        306
       Inventories..........................................    (4,152)      (344)    (1,852)
       Current liabilities other than debt..................     3,719      2,242      1,527
       Prepaid expenses.....................................        26       (352)       185
                                                              --------   --------   --------
  Total adjustments.........................................     6,506      4,963      5,223
                                                              --------   --------   --------
Net cash provided by operations.............................    14,083     12,234      8,587
                                                              --------   --------   --------
Investing activities:
  Property, plant and equipment.............................    (7,053)    (5,914)    (5,007)
  Acquisitions, net of cash acquired........................        --     (8,564)        --
  Other -- net..............................................      (301)      (168)       105
                                                              --------   --------   --------
Net cash used for investing activities......................    (7,354)   (14,646)    (4,902)
                                                              --------   --------   --------
Financing activities:
  Net increase (decrease) in short-term debt................   (16,812)    15,226    (12,640)
  Issuance of long-term debt................................    27,970         --     21,700
  Repayments of long-term debt..............................   (16,900)    (9,656)    (9,259)
  Dividends paid............................................    (3,425)    (3,231)    (3,164)
  Stock options.............................................     1,207        976        832
  Treasury stock purchases..................................    (1,066)    (1,595)    (2,439)
  Issuance of treasury stock................................       607      1,061        458
                                                              --------   --------   --------
Net cash provided by (used for) financing activities........    (8,419)     2,781     (4,512)
                                                              --------   --------   --------
Increase (decrease) in cash.................................    (1,690)       369       (827)
Cash -- beginning of year...................................     3,779      3,410      4,237
                                                              --------   --------   --------
Cash -- end of year.........................................  $  2,089   $  3,779   $  3,410
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Income taxes...........................................  $  4,134   $    757   $    624
     Interest...............................................  $  2,071   $  1,664   $  1,390

See accompanying notes.

                               BADGER METER, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                               YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                              ------------------------------------------------------------------------------
                                                                                      OTHER
                                                                                     COMPRE-
                                                           CAPITAL IN                HENSIVE   EMPLOYEE
                                                COMMON     EXCESS OF    REINVESTED   INCOME    BENEFIT    TREASURY
                                                STOCK      PAR VALUE     EARNINGS    (LOSS)     STOCK      STOCK      TOTAL
                                              ----------   ----------   ----------   -------   --------   --------   -------
                                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Balance, December 31, 2000..................    $4,610      $14,713      $50,536     $   --    $(2,300)   $(24,240)  $43,319
                                                ------      -------      -------     ------    -------    --------   -------
Net earnings................................                               3,364                                       3,364
Cash dividends of $1.00 per share...........                              (3,164)                                     (3,164)
Stock options exercised.....................        44          788                                                      832
Tax benefit on stock options and
  dividends.................................                    232                                                      232
ESSOP transactions..........................                                                       400                   400
Treasury stock purchases....................                                                                (2,439)   (2,439)
Issuance of treasury and common stock.......        23          435                                                      458
                                                ------      -------      -------     ------    -------    --------   -------
Balance, December 31, 2001..................     4,677       16,168       50,736         --     (1,900)    (26,679)   43,002
                                                ------      -------      -------     ------    -------    --------   -------
Comprehensive income:
  Net earnings..............................                               7,271                                       7,271
  Other comprehensive income (loss):
    Minimum employee benefit liability (net
      of $288 tax effect)...................                                           (453)                            (453)
    Foreign currency translation............                                            392                              392
                                                                                                                     -------
Comprehensive income........................                                                                           7,210
Cash dividends of $1.02 per share...........                              (3,231)                                     (3,231)
Stock options exercised.....................        61          915                                                      976
Tax benefit on stock options and
  dividends.................................                    307                                                      307
ESSOP transactions..........................                                                       365                   365
Treasury stock purchases....................                                                                (1,595)   (1,595)
Issuance of treasury and common stock.......        24          779                                            258     1,061
                                                ------      -------      -------     ------    -------    --------   -------
Balance, December 31, 2002..................     4,762       18,169       54,776        (61)    (1,535)    (28,016)   48,095
                                                ------      -------      -------     ------    -------    --------   -------
Comprehensive income:
  Net earnings..............................                               7,577                                       7,577
  Other comprehensive income (loss):
    Minimum employee benefit liability (net
      of
      $31 tax effect).......................                                            (49)                             (49)
    Foreign currency translation............                                          1,390                            1,390
                                                                                                                     -------
Comprehensive income........................                                                                           8,918
Cash dividends of $1.06 per share...........                              (3,425)                                     (3,425)
Stock options exercised.....................        84        1,123                                                    1,207
Tax benefit on stock options and
  dividends.................................                    585                                                      585
ESSOP transactions..........................                                                       250                   250
Treasury stock purchases....................                                                                (1,066)   (1,066)
Issuance of treasury stock..................                    202                                            405       607
                                                ------      -------      -------     ------    -------    --------   -------
Balance, December 31, 2003..................    $4,846      $20,079      $58,928     $1,280    $(1,285)   $(28,677)  $55,171
                                                ======      =======      =======     ======    =======    ========   =======

See accompanying notes.

                               BADGER METER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Profile

     Badger Meter is a leading marketer and manufacturer of products using flow measurement and control technologies developed both internally and with other technology companies. Its products are used to measure and control the flow of liquids in a variety of applications. The Company's product lines fall into two general categories, utility and industrial. Two product lines, residential and commercial water meters (with various meter reading technology systems), are generally sold to water utilities. Industrial sales comprise the remainder of the sales and include automotive fluid meters and systems, small precision valves, electromagnetic meters, impeller flow meters and industrial process meters (all with related accessories and instrumentation).

Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

Receivables

     Receivables consists primarily of trade receivables. The Company evaluates the collectibility of its receivables based on a number of factors. An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of the past due items, as well as applying a historical write-off ratio to the remaining balances. Changes in the Company's allowance for doubtful accounts are as follows:

                                  BALANCE AT       ADDITIONS CHARGED     WRITE-OFFS      RESERVE    BALANCE AT
                               BEGINNING OF YEAR      TO EARNINGS      LESS RECOVERIES   ACQUIRED   END OF YEAR
                               -----------------   -----------------   ---------------   --------   -----------
                                                                (IN THOUSANDS)
2003.........................       $1,016               $405               $ (86)         $ --       $1,335
2002.........................       $  632               $246               $ (53)         $191(a)    $1,016
2001.........................       $  626               $ 23               $ (17)         $ --       $  632

---------------

(a) In 2002, the reserve increased $41,000 and $150,000 related to the acquisition of Data Industrial Corporation (DIC) and MecaPlus Equipements SA (MPE), respectively. Refer to Note 3 B "Acquisitions" for a description of the acquisitions.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market. The Company estimates and records provisions for obsolete inventories. Changes to the Company's obsolete inventories reserve are as follows:

                                  BALANCE AT       ADDITIONS CHARGED     DEDUCTIONS      RESERVE    BALANCE AT
                               BEGINNING OF YEAR      TO EARNINGS       FROM RESERVE     ACQUIRED   END OF YEAR
                               -----------------   -----------------   ---------------   --------   -----------
                                                                (IN THOUSANDS)
2003.........................       $1,003               $528               $(417)         $ --       $1,114
2002.........................       $  757               $429               $(507)         $324(a)    $1,003
2001.........................       $  734               $347               $(324)         $ --       $  757

---------------

(a) In 2002, the reserve increased $90,000 and $234,000 related to the acquisition of DIC and MPE, respectively. Refer to Note 3 B "Acquisitions" for a description of the acquisitions.

                               BADGER METER, INC.

                        DECEMBER 31, 2003, 2002 AND 2001

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets, principally by the straight-line method. The estimated useful lives of assets are: for land improvements, 15 years; for buildings and improvements, 10 - 39 years; and, for machinery and equipment, 3 - 20 years.

Long-Lived Assets

     Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board
(FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

Intangible Assets

     Intangible assets are amortized on a straight line basis over their estimated useful lives ranging from 5.5 to 10 years. The Company does not have any intangible assets deemed to have indefinite lives. Accumulated amortization at December 31, 2003 and 2002 was $384,000 and $226,000, respectively. Amortization expense expected to be recognized for each of the next three years beginning with 2004 is $176,000, and $171,000 in 2007 and $117,000 in 2008. The
carrying value and accumulated amortization by major class of intangible assets are as follows:

                                                  DECEMBER 31, 2003               DECEMBER 31, 2002
                                            -----------------------------   -----------------------------
                                            GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                                                AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                            --------------   ------------   --------------   ------------
                                                                   (IN THOUSANDS)
Technologies..............................      $  715           $234           $  691           $149
Noncompete covenants......................         155             72              155             62
Licenses..................................         350             27               50              5
Customer lists............................         207             15              173             --
Trademarks................................         293             36              269             10
                                                ------           ----           ------           ----
Total intangibles.........................      $1,720           $384           $1,338           $226
                                                ======           ====           ======           ====

Goodwill

     FASB Statement No. 142, "Goodwill and Other Intangible Assets," became effective for the Company on January 1, 2002. This statement required companies to stop amortizing goodwill and to test for impairment at least annually. During 2003 and 2002, the Company tested its goodwill balance for impairment in accordance with FASB Statement No. 142 and no adjustments were recorded to goodwill as a result of those reviews. Prior to 2002, goodwill was amortized on a straight-line basis. The amount of net goodwill recorded at December 31, 2003 and 2002 was $7,089,000 and $5,697,000, respectively. The increase included $635,000 due to the translation effect resulting from changes in the euro exchange rate for two of the Company's subsidiaries with euro based functional currency, and a $757,000 increase for the accrual of severance costs related to MPE, which is further discussed in Note 3B "Acquisitions."

                               BADGER METER, INC.

                        DECEMBER 31, 2003, 2002 AND 2001

Revenue Recognition

     Revenues are generally recognized upon shipment of product, which corresponds with the transfer of title. The costs of shipping are billed to the customer upon shipment and are included in cost of sales. A small portion of the Company's sales include shipments of products combined with services, such as meters sold with installation. The product and installation components of these multiple deliverable arrangements are considered separate units of accounting. The value of these separate units of accounting are determined based on their relative fair values determined on a stand-alone basis. Revenue is recognized when the last element is delivered, which generally corresponds with installation.

Warranty and After-Sale Costs

     The Company estimates and records provisions for warranties and other after-sale costs in the period the sale is recorded. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company's warranty and after-sale costs reserve are as follows:

                            BALANCE AT       ADDITIONS CHARGED                        RESERVE        BALANCE AT
                         BEGINNING OF YEAR      TO EARNINGS      COSTS INCURRED       ACQUIRED       END OF YEAR
                         -----------------   -----------------   --------------   ----------------   -----------
                                                             (IN THOUSANDS)
2003...................       $3,597              $1,771            $(1,601)            $ --           $3,767
2002...................       $3,453              $1,086            $(1,167)            $225(a)        $3,597
2001...................       $3,245              $1,837            $(1,629)            $ --           $3,453

---------------

(a) In 2002, the reserve increased $30,000 and $195,000 related to the acquisition of DIC and MPE, respectively. Refer to Note 3 B "Acquisitions" for a description of the acquisitions.

Research and Development

     Research and development costs are charged to expense as incurred and amounted to $6,070,000, $5,658,000, and $5,422,000 in 2003, 2002 and 2001,
respectively.

Other Income, Net

     Included in other income, net are foreign currency gains and losses, which are recognized as incurred. The Company's functional currency for all of its foreign subsidiaries is the U.S. dollar, with the exception of Badger Meter France (the French parent holding company of MPE), MPE and Badger Meter Czech Republic, whose functional currency is the euro. Foreign currency gains of $781,000 were reported in 2003 compared to $267,000 and $99,000 in 2002 and 2001, respectively, primarily related to the strengthening of the euro versus the U.S. dollar.

Stock Option Plans

     The Company has six stock option plans which provide for the issuance of options to key employees and directors of the Company. Refer to Note 5 "Stock Option Plans" for a description of the plans.

     As allowed by FASB Statement No. 123, "Accounting for Stock-Based Compensation," and Statement No. 148, "Accounting for Stock-based Compensation -- Transition and Disclosure," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. Pro forma information regarding net earnings and earnings per

                               BADGER METER, INC.

                        DECEMBER 31, 2003, 2002 AND 2001

share required by FASB Statement No. 123 has been determined as if the Company had accounted for stock options granted since January 1, 1995 under the fair value method of that Statement. The Black-Scholes option pricing model was used to determine the fair value of options with the following weighted-average assumptions for options issued in each year:

                                                                2003        2002        2001
                                                              ---------   ---------   ---------
Risk-free interest rate.....................................       2.9%        4.2%        5.0%
Dividend yield..............................................       3.6%        4.3%        4.0%
Volatility factor...........................................        30%         29%         29%
Weighted-average expected life..............................  6.1 years   6.1 years   5.0 years

     The weighted-average fair values of options granted in 2003, 2002 and 2001 were $6.03, $4.79 and $6.28 per share, respectively. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation. These pro forma calculations only include the effects of options granted since January 1, 1995. As such, the impacts are not necessarily indicative of the effects on net earnings of future years.

                                                               2003     2002     2001
                                                              ------   ------   ------
                                                              (IN THOUSANDS EXCEPT PER
                                                                    SHARE DATA)
Net earnings, as reported...................................  $7,577   $7,271   $3,364
Deduct: Total stock-based compensation determined under fair value based method for all awards since January 1, 1995,
  net of related tax effects................................    (354)    (285)    (385)
                                                              ------   ------   ------
Pro forma net earnings......................................  $7,223   $6,986   $2,979
                                                              ======   ======   ======
Earnings per share:
  Basic, as reported........................................  $ 2.35   $ 2.30   $ 1.06
  Basic, pro forma..........................................  $ 2.24   $ 2.21   $  .95
  Diluted, as reported......................................  $ 2.30   $ 2.20   $ 1.03
  Diluted, pro forma........................................  $ 2.19   $ 2.12   $  .91

Comprehensive Income

     Comprehensive income is comprised of net income and other comprehensive income, which includes foreign currency translation adjustments and minimum employee benefit liability adjustments. Total comprehensive income was $8,918,000 and $7,210,000 for 2003 and 2002, respectively. Components of accumulated other comprehensive income (loss) at December 31, are as follows:

                                                               2003    2002
                                                              ------   -----
                                                              (IN THOUSANDS)
Cumulative foreign currency translation adjustment..........  $1,782   $ 392
Minimum employee benefit liability adjustment...............    (502)   (453)
                                                              ------   -----
Accumulated other comprehensive income (loss)...............  $1,280   $ (61)
                                                              ======   =====

     The $1,390,000 increase in foreign currency translation adjustments is due to both the strengthening of the euro versus the U.S. dollar and a $479,000 increase related to the effect of the Company's Czech Republic subsidiary changing its functional currency from the U.S. dollar to the euro, effective January 1, 2003.

                               BADGER METER, INC.

                        DECEMBER 31, 2003, 2002 AND 2001

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

     Certain reclassifications have been made to the 2002 Notes to Consolidated Financial Statements to conform to the 2003 presentation.

Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. A Variable Interest Entity (VIE) does not share economic risk and reward through typical equity ownership arrangements, but by contractual or other relationships that redistribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46 also requires disclosure about VIEs that a company is not required to consolidate but in which it has a significant variable interest. The adoption of applicable provisions of FIN 46 in 2003 did not have an impact on the Company's financial position, results of operations or cash flows. Further, the adoption of the remaining provisions of FIN 46 in 2004 is not anticipated to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2  COMMON STOCK

     The Company has Common Stock, and also a Common Shares Rights Agreement, which grants certain rights to existing holders of Common Stock. Subject to certain conditions, the rights are redeemable by the Company and are exchangeable for shares of Common Stock. The rights have no voting power and expire on May 26, 2008.

NOTE 3  AFFILIATED COMPANY AND ACQUISITIONS

  A.  AFFILIATED COMPANY

     In 2003, the Company sold its 15% interest in a Mexican company, Medidores Azteca, S.A. (Azteca) for the original cost of $75,000. During 2003, 2002 and 2001, the Company sold $512,000, $1,201,000 and $689,000, respectively, of product to Azteca. Receivables from Azteca at December 31, 2003 and 2002 were $617,000 and $621,000, respectively.

  B.  ACQUISITIONS

     On May 1, 2002, the Company acquired 100% of the outstanding common stock of Data Industrial Corporation (DIC) of Mattapoisett, Massachusetts for $5.1 million net of cash acquired. This amount included direct acquisition costs. DIC manufactures and markets a line of impeller flow meters that are sold to commercial and industrial markets.

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

                               BADGER METER, INC.

                        DECEMBER 31, 2003, 2002 AND 2001

     The Company finalized the allocation of the purchase price of DIC and MPE during 2003. There were no adjustments recorded for DIC after the preliminary allocations at December 31, 2002. During 2003, goodwill relating to MPE increased $757,000 from the December 31, 2002 amount to reflect the accrual of severances related to the termination of several MPE employees in connection with management's initial assessment at the date of acquisition. The amount of the severance cost was not estimable until the first quarter of 2003. As of December 31, 2003, $277,000 associated with the severances remains reserved. The following table shows the final purchase price allocation for each acquisition.

                                                               DIC       MPE
                                                              ------   -------
                                                               (IN THOUSANDS)
Receivables.................................................  $  722   $ 4,040
Inventories.................................................   1,092     2,259
Prepaid expenses and other..................................     100        70
Property, plant and equipment...............................   1,038     3,274
Intangible assets...........................................     250       350
Goodwill....................................................   2,600     3,037
                                                              ------   -------
Total purchased assets......................................  $5,802   $13,030
                                                              ======   =======
Payables....................................................  $  276   $ 2,765
Accrued liabilities and other...............................     414     1,298
Accrued compensation........................................      --       467
Bank debt...................................................      --     5,048
                                                              ------   -------
Total acquired liabilities..................................  $  690   $ 9,578
                                                              ======   =======
Cash paid, net of cash acquired.............................  $5,112   $ 3,452
                                                              ======   =======

     The acquisitions of DIC and MPE were accounted for under the purchase method and the results of both have been included in the Company's consolidated results from the date of acquisition. These acquisitions are part of the Company's strategy to broaden its line of meters for niche industrial markets.

     The following pro forma information combines historical results, as if DIC and MPE had been owned by the Company for the years ended December 31, 2002 and 2001.

                                                                 2002          2001
                                                              -----------   -----------
                                                              (IN THOUSANDS EXCEPT PER
                                                                   SHARE AMOUNTS)
Net sales...................................................   $175,553      $159,086
Net earnings................................................   $  7,286      $  3,643
Diluted earnings per share..................................   $   2.21      $   1.11

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

     In 2003, DIC was dissolved and the production of the DIC impeller flow meter product line was transferred from the Company's facility in Mattapoisett, Massachusetts to its facility in Tulsa, Oklahoma in order to better utilize existing capacity. The lease on the Massachusetts facility expired in early 2004. Expenses associated with this decision included severance costs and the disposal of leasehold improvements of $119,000 and $67,000, respectively, of which $173,000 was expensed during 2003.

                               BADGER METER, INC.

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 4  SHORT-TERM DEBT AND CREDIT LINES

     Short-term debt at December 31, 2003 and 2002, consisted of:

                                                               2003     2002
                                                              ------   -------
                                                               (IN THOUSANDS)
Notes payable to banks......................................  $3,293   $ 2,720
Commercial paper............................................     250    17,635
                                                              ------   -------
Total short-term debt.......................................  $3,543   $20,355
                                                              ======   =======

     The Company has $36,709,000 of short-term credit lines with domestic and foreign banks, which includes a $20,000,000 line of credit that can also support the issuance of commercial paper. At December 31, 2003, $3,543,000 was outstanding under these lines with a weighted-average interest rate on the outstanding balance of 3.50% and 2.12% at December 31, 2003 and 2002, respectively.

NOTE 5   STOCK OPTION PLANS

     As discussed in Note 1 "Summary of Significant Accounting Policies" under the heading "Stock Option Plans," the Company has six stock option plans which provide for the issuance of options to key employees and directors of the Company. Each plan authorizes the issuance of options to purchase up to an aggregate of 200,000 shares of Common Stock, with vesting periods of up to ten years and maximum option terms of ten years. As of December 31, 2003, options to purchase 159,822 shares are available for grant.

                               BADGER METER, INC.

                        DECEMBER 31, 2003, 2002 AND 2001

     The following table summarizes the transactions of the Company's stock option plans for the three-year period ended December 31, 2003:

                                                                                 WEIGHTED-AVERAGE
                                                              NUMBER OF SHARES    EXERCISE PRICE
                                                              ----------------   -----------------
Options outstanding --
  December 31, 2000.........................................      458,252             $21.90
Options granted.............................................       91,000             $28.50
Options exercised...........................................      (43,504)            $12.13
Options forfeited...........................................      (12,052)            $27.18
                                                                  -------             ------
Options outstanding --
  December 31, 2001.........................................      493,696             $23.85
Options granted.............................................       77,300             $22.99
Options exercised...........................................      (61,831)            $15.81
Options forfeited...........................................      (17,911)            $37.13
                                                                  -------             ------
Options outstanding --
  December 31, 2002.........................................      491,254             $24.24
Options granted.............................................      102,200             $28.52
Options exercised...........................................      (83,916)            $13.88
Options forfeited...........................................      (25,727)            $29.82
                                                                  -------             ------
Options outstanding --
  December 31, 2003.........................................      483,811             $26.64
                                                                  =======             ======
Price range $11.13 - $12.38
  (weighted-average contractual life of 1.4 years)..........       45,800             $11.49
Price range $14.81 - $24.13
  (weighted-average contractual life of 5.4 years)..........      160,031             $22.34
Price range $28.00 - $40.25
  (weighted-average contractual life of 7.3 years)..........      277,980             $31.62
                                                                  -------             ------
Exercisable options --
  December 31, 2001.........................................      288,937             $20.65
  December 31, 2002.........................................      258,407             $21.72
  December 31, 2003.........................................      223,097             $26.06

NOTE 6   COMMITMENTS AND CONTINGENCIES

  A.  COMMITMENTS

     The Company leases equipment and facilities under non-cancelable operating leases, some of which contain renewal options. Total future minimum lease payments consisted of the following at December 31, 2003:

                                                                TOTAL LEASES
                                                               --------------
                                                               (IN THOUSANDS)
2004........................................................        $324
2005........................................................         251
                                                                    ----
Total lease obligations.....................................        $575
                                                                    ====

     Total rental expense charged to operations under all operating leases was $1,670,000, $1,337,000 and $1,447,000 in 2003, 2002 and 2001, respectively.

                               BADGER METER, INC.

                        DECEMBER 31, 2003, 2002 AND 2001

     The Company makes commitments in the normal course of business. At December 31, 2003, the Company had various contractual obligations, including royalty commitments, minimum product purchases, other distribution rights, investment, and research and development commitments, that were $5,115,000, of which $1,780,000 is due in 2004 and the remainder due from 2005 through 2007.

  B.  CONTINGENCIES

     In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

     The Company is subject to contingencies relative to environmental laws and regulations. Currently, the Company is in the process of resolving an issue relative to a landfill site. Provision has been made for all known settlement costs, which are not material.

     The Company is also a defendant in several multi-party asbestos suits generally as a result of its membership in certain trade organizations. The cases are pending in state courts in Mississippi, Texas and Illinois. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

     The Company has evaluated its worldwide operations to determine if any risks and uncertainties exist that could severely impact its operations in the near term. The Company does not believe that there are any significant risks. However, the Company does rely on single suppliers for certain castings and components in several of its product lines. Although alternate sources of supply exist for these items, loss of certain suppliers could temporarily disrupt operations in the short term. The Company attempts to mitigate these risks by working closely with key suppliers, purchasing minimal amounts from alternative suppliers and by purchasing business interruption insurance where appropriate.

     The Company reevaluates its exposures on a periodic basis and makes adjustments to reserves as appropriate.

NOTE 7   EMPLOYEE BENEFIT PLANS

  A.  PENSION PLANS

     The Company maintains a non-contributory defined benefit pension plan for its employees. The following table sets forth the components of net periodic pension cost for the years ended December 31, 2003, 2002 and 2001 based on a September 30 measurement date:

                                                               2003      2002      2001
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Service cost -- benefits earned during the year.............  $ 1,577   $ 1,797   $ 1,798
Interest cost on projected benefit obligations..............    2,630     2,606     2,799
Expected return on plan assets..............................   (3,963)   (3,500)   (3,593)
Amortization of prior service cost..........................     (136)     (117)     (122)
Amortization of net loss....................................      408       117        34
                                                              -------   -------   -------
Net periodic pension cost...................................  $   516   $   903   $   916
                                                              =======   =======   =======

                               BADGER METER, INC.

                        DECEMBER 31, 2003, 2002 AND 2001

     Actuarial assumptions used in the determination of the net periodic pension cost of the above data:

                                                              2003   2002   2001
                                                              ----   ----   ----
Discount rate...............................................  7.0%   7.5%   7.5%
Expected long-term return on plan assets....................  8.5%   9.0%   9.0%
Rate of compensation increase...............................  5.0%   5.0%   5.0%

     The following table provides a reconciliation of benefit obligations, plan assets and funded status based on a September 30 measurement date:

                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of plan year..............  $39,569   $37,001
  Service cost..............................................    1,577     1,797
  Interest cost.............................................    2,630     2,606
  Actuarial loss............................................      926     1,598
  Benefits paid.............................................   (4,134)   (3,433)
                                                              -------   -------
Projected benefit obligation at September 30................  $40,568   $39,569
                                                              -------   -------
Change in plan assets:
  Fair value of plan assets at beginning of plan year.......  $39,203   $31,187
  Actual return on plan assets..............................    6,629    (2,385)
  Company contribution......................................     (702)   13,834
  Benefits paid.............................................   (4,134)   (3,433)
                                                              -------   -------
Fair value of plan assets at September 30...................  $40,996   $39,203
                                                              -------   -------
Reconciliation:
  Funded status at September 30.............................  $   428   $  (366)
  Unrecognized prior service cost...........................   (1,221)   (1,357)
  Unrecognized net actuarial loss...........................   17,029    19,177
                                                              -------   -------
Prepaid pension asset at September 30 and December 31.......  $16,236   $17,454
                                                              =======   =======

     Actuarial assumptions used in the determination of the benefit obligation of the above data:

                                                              2003   2002
                                                              ----   ----
Discount rate...............................................  6.5%   7.0%
Expected long-term return on plan assets....................  8.5%   8.5%
Rate of compensation increase...............................  5.0%   5.0%

     The fair value of the pension plan assets was $43,877,000 at December 31, 2003 and $38,815,000 at December 31, 2002. The variation in the fair value of the assets between September and December of each year is primarily from the change in the market value of the underlying investments. The Company does not expect to contribute funds to its pension plan in 2004.

     The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of short- and long-term plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and

                               BADGER METER, INC.

                        DECEMBER 31, 2003, 2002 AND 2001

small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The Company's pension plan weighted-average asset allocations by asset category at December 31 are as follows:

                                                              2003     2002
                                                              ----     ----
Stocks......................................................   62%      55%
Fixed income funds..........................................   33       35
Cash and cash equivalents...................................    5       10
                                                              ---      ---
Total.......................................................  100%     100%
                                                              ===      ===

     The pension plan has a separately determined accumulated benefit obligation which is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation in that it includes no assumption about future compensation levels. The accumulated benefit obligation was $39,642,000 and $38,501,000 at September 30, 2003 and 2002, respectively.

     The Company also maintains a supplemental non-qualified unfunded pension plan for certain officers and other key employees. In both 2003 and 2002, the Company recorded an additional minimum liability to recognize the difference between amounts originally recorded and the accumulated benefit obligation as of the September 30 measurement date. A charge was recorded in other comprehensive income (loss), net of the tax effect, for $49,000 and $453,000 in 2003 and 2002, respectively. Pension expense for this plan was $429,000 and $583,000 at December 31, 2003 and 2002, respectively, and the amount accrued was $2,706,000 and $2,949,000 as of the end of the same periods.

  B.  OTHER POSTRETIREMENT BENEFITS

     The Company has certain postretirement plans that provide medical benefits for certain retirees and eligible dependents. The following table sets forth the components of net periodic postretirement benefit cost for the years ended December 31, 2003, 2002 and 2001:

                                                              2003    2002    2001
                                                              -----   -----   -----
                                                                 (IN THOUSANDS)
Service cost, benefits attributed for service of active
  employees for the period..................................  $ 104   $  95   $  97
Interest cost on the accumulated postretirement benefit
  obligation................................................    501     459     474
Amortization of prior service credit........................   (173)   (236)   (236)
Recognized net actuarial loss...............................    119      69      61
                                                              -----   -----   -----
Net periodic postretirement benefit cost....................  $ 551   $ 387   $ 396
                                                              =====   =====   =====

     The discount rate used to measure the accumulated postretirement benefit cost was 7.0% for 2003 and 7.5% for 2002 and 2001. It is the Company's policy to fund health care benefits on a cash basis. Since the plan is

                               BADGER METER, INC.

                        DECEMBER 31, 2003, 2002 AND 2001

unfunded, there are no plan assets. The following table provides a reconciliation of the benefit obligation at the Company's December 31 measurement date.

                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $ 7,532   $ 6,446
  Service cost..............................................      104        95
  Interest cost.............................................      501       459
  Plan amendments...........................................       --       589
  Actuarial loss............................................      310       914
  Plan participants contributions...........................      166        --
  Benefits paid.............................................   (1,160)     (971)
                                                              -------   -------
Projected benefit obligation and unfunded status at December
  31........................................................    7,453     7,532
  Unrecognized prior service credit.........................      356       529
  Unrecognized net actuarial loss...........................   (2,740)   (2,549)
                                                              -------   -------
Accrued postretirement benefit cost.........................  $ 5,069   $ 5,512
                                                              =======   =======

     The discount rate used to measure the accumulated postretirement benefit obligation was 6.5% for 2003 and 7.0% for 2002. Because the plan requires the Company to establish fixed Company contribution amounts for retiree health care benefits, future health care cost trends do not impact the Company's accruals or provisions. The Company estimates that it will pay $1,276,000 in other postretirement benefits in 2004.

     In January 2004, the FASB issued Financial Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act), to address the impact of the Act enacted in December 2003. The Act provides a prescription drug benefit for Medicare eligible employees starting in 2006. The impact of the Act on the Company is not yet known.

  C.  BADGER METER EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

     The Badger Meter Employee Savings and Stock Ownership Plan (the ESSOP) has used proceeds from loans, guaranteed by the Company, to purchase Common Stock of the Company from shares held in treasury. The Company is obligated to contribute sufficient cash to the ESSOP to enable it to repay the loan principal and interest. The principal amount of the loan was $1,285,000 as of December 31, 2003, and $1,535,000 as of December 31, 2002. This principal amount has been recorded as long-term debt and a like amount of unearned compensation has been recorded as a reduction of shareholders' equity in the accompanying Consolidated Balance Sheets.

     The Company made principal payments of $250,000, $365,000 and $400,000 in 2003, 2002 and 2001, respectively. These payments released shares of Common Stock (12,157 in 2003, 17,749 in 2002 and 19,451 in 2001) for allocation to participants in the ESSOP. The ESSOP held unreleased shares of 62,487, 74,644 and 92,393 as of December 31, 2003, 2002 and 2001, respectively, with the fair value of $2,384,000, $2,396,000 and $2,072,000 as of December 31, 2003, 2002 and
2001, respectively. Unreleased shares are not considered outstanding for purposes of computing earnings per share.

     The ESSOP includes a voluntary 401(k) savings plan which allows certain employees to defer up to 20% of their income on a pretax basis subject to limits on maximum amounts. The Company matches 25% of each employee's contribution, with the match percentage applying to a maximum of 7% of the employee's salary. The match is paid using Company stock released through the ESSOP loan payments. For ESSOP shares purchased prior to 1993, compensation expense is recognized based on the original purchase price of the shares released and

                               BADGER METER, INC.

                        DECEMBER 31, 2003, 2002 AND 2001

dividends on unreleased shares are charged to retained earnings. For shares purchased after 1992, expense is based on the market value of the shares on the date released and dividends on unreleased shares are accounted for as additional interest expense. At December 31, 2003, the Company intends to contribute $220,000 to the ESSOP in 2004 to be used to pay down the existing loan. This commitment releases shares to satisfy the 401(k) match for 2003. Compensation expense of $231,000, $234,000 and $268,000 was recognized for the match for 2003, 2002 and 2001, respectively.

NOTE 8   INCOME TAX EXPENSE

     Details of earnings before income taxes and the related provision for income taxes are as follows:

                                                               2003      2002      2001
                                                              -------   -------   ------
                                                                    (IN THOUSANDS)
Earnings (loss) before income taxes:
  Domestic..................................................  $16,058   $12,845   $4,656
  Foreign...................................................   (2,707)   (1,408)     354
                                                              -------   -------   ------
Total.......................................................  $13,351   $11,437   $5,010
                                                              =======   =======   ======
Provision for income taxes:
  Current:
     Federal................................................  $ 4,855   $ 1,783   $  379
     State..................................................      622       336      (96)
     Foreign................................................      (26)       61       16
  Deferred:
     Federal................................................      118     1,468      847
     State..................................................       80       499      354
     Foreign................................................      125        19      146
                                                              -------   -------   ------
Total.......................................................  $ 5,774   $ 4,166   $1,646
                                                              =======   =======   ======

     The provision for income tax differs from the amount which would be provided by applying the statutory U.S. corporate income tax rate in each year due to the following items:

                                                               2003     2002     2001
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Provision at statutory rate.................................  $4,539   $3,889   $1,703
State income taxes, net of federal tax benefit..............     463      551      170
Foreign income taxes........................................     404       83      (11)
Foreign sales corporation...................................     (68)     (53)     (57)
Reversal of prior liabilities...............................      --     (675)    (150)
Valuation allowance.........................................     615      475       --
Other.......................................................    (179)    (104)      (9)
                                                              ------   ------   ------
Actual provision............................................  $5,774   $4,166   $1,646
                                                              ======   ======   ======

                               BADGER METER, INC.

                        DECEMBER 31, 2003, 2002 AND 2001

     The components of the net deferred taxes as of December 31 were as follows (in thousands):

                                                               2003      2002
                                                              -------   -------
Deferred tax assets:
Receivables.................................................  $   356   $   316
Inventories.................................................      680       945
Accrued compensation........................................      627       698
Payables....................................................    1,688     1,647
Non-pension postretirement benefits.........................    1,977     2,139
Accrued employee benefits...................................    2,576     2,696
Net operating loss carryforwards............................    1,225       600
Valuation reserve...........................................   (1,225)     (475)
                                                              -------   -------
  Total deferred tax assets.................................    7,904     8,566
                                                              -------   -------
Deferred tax liabilities:
Depreciation................................................    3,012     3,581
Prepaid pension.............................................    6,303     6,325
Other.......................................................      530       309
                                                              -------   -------
  Total deferred tax liabilities............................    9,845    10,215
                                                              -------   -------
Deferred tax liabilities, net...............................  $(1,941)  $(1,649)
                                                              =======   =======

     The valuation reserve relates primarily to net operating loss carryforwards in certain foreign entities where there is uncertainty regarding the realization of the deferred tax benefit through future earnings. At December 31, 2003, the Company had foreign net operating loss carryforwards at certain European subsidiaries totaling $6.2 million. The carryforwards have unlimited carryforward periods, which can be used to offset future taxable income from these subsidiaries.

     No provision for federal income taxes was made on the earnings of foreign subsidiaries that are considered permanently invested or that would be offset by foreign tax credits upon distribution. Such undistributed earnings at December 31, 2003 were $608,000.

NOTE 9   LONG TERM DEBT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     Long-term debt consists of the following:

                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
ESSOP debt (Note 7C)........................................  $ 1,285   $ 1,535
Capital lease...............................................      105       189
Term loans..................................................   28,705    17,301
                                                              -------   -------
Total debt..................................................   30,095    19,025
Less: current maturities....................................   (5,645)   (5,979)
                                                              -------   -------
Long-term debt..............................................  $24,450   $13,046
                                                              =======   =======

     Interest on the ESSOP debt may be charged at either prime rate or at LIBOR plus 1.5%. As of December 31, 2003, the LIBOR-based loan had an interest rate of 2.7%. The terms of the loan allow variable payments of principal with the final principal and interest payment due June 20, 2004, at which time it is expected to be renewed. The interest expense on the ESSOP debt was $27,000, $31,000 and $76,000, which was net of dividends on unallocated ESSOP shares of $39,000, $45,000 and $54,000 for 2003, 2002 and 2001, respectively.

                               BADGER METER, INC.

                        DECEMBER 31, 2003, 2002 AND 2001

     In July 2001, the Company borrowed $1,700,000 in connection with the construction of a new manufacturing facility in the Czech Republic, of which $734,000 and $1,214,000 was outstanding at December 31, 2003 and 2002, respectively. The debt bears interest at LIBOR plus 1.75% and the rate is set daily with a rate of 2.9% at December 31, 2003. Payments are due in quarterly installments through April 2005. Principal payments total $486,000 for 2004, with a final principal payment of $248,000 in 2005.

     In December 2003, the Company obtained two long-term, unsecured loans to replace existing short- and long-term debt. The Company secured a $16,000,000, 3-year term loan that bears interest at 4.8% with annual principal payments of $5,071,000, $5,331,000 and $5,598,000 in 2004, 2005 and 2006, respectively. In addition, the Company secured a $12,000,000 euro-based, revolving loan facility that bears interest at 4% and expires in April 2007. Borrowings under this revolving loan facility were $11,970,000 at December 31, 2003.

     Cash, receivables and payables are reflected in the financial statements at fair value. Short-term debt is comprised of notes payable drawn against the Company's lines of credit and commercial paper. Because of the short-term nature of these instruments, the carrying value approximates the fair value. The $734,000 outstanding bank debt in the Czech Republic is a term loan with variable interest based upon daily LIBOR rates; accordingly, carrying value approximates the fair value. The $16,000,000 term loan and $11,970,000 outstanding under the euro-based revolving loan facility were obtained in December 2003 at current interest rates and therefore carrying value approximates fair value.

     The Company guarantees the debt of the Badger Meter Officers' Voting Trust (BMOVT), from which the trust obtained loans on behalf of the officers of the Company from a bank in order to purchase shares of the Company's Common Stock. The officers' loan amounts are collateralized by the Company's shares that were purchased with the loans' proceeds. There have been no loans made to officers by the BMOVT since July 2002. The amount that the Company guaranteed was $1,754,000 and $2,380,000 at December 31, 2003 and 2002, respectively. The current loan was renewed in April 2003 with an expiration date of April 2004, at which time it is expected to be renewed. The fair market value of this guarantee at December 31, 2003 continues to be insignificant because the collateral value of the shares exceeds the loan amount.

NOTE 10  INDUSTRY SEGMENT AND GEOGRAPHIC AREAS

     The Company is a marketer and manufacturer of flow measurement and control instruments, which comprise one reportable segment. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes, customers and methods of distribution.

     Information regarding revenues by geographic area is as follows.

                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Revenues:
  United States.............................................  $152,818   $142,104   $120,811
  Foreign:
     Europe.................................................  $ 23,564   $ 13,974   $  6,835
     Mexico.................................................  $  3,262   $  6,495   $  6,910
     Other..................................................  $  4,345   $  4,744   $  3,981

                               BADGER METER, INC.

                        DECEMBER 31, 2003, 2002 AND 2001

     Information regarding assets by geographic area is as follows.

                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Long-lived assets (all non-current assets):
  United States.............................................  $57,065   $60,642
  Foreign:
     Europe.................................................  $13,768   $10,407
     Mexico.................................................  $    20   $    34
Net assets:
  United States.............................................  $99,896   $99,356
  Foreign:
     Europe.................................................  $31,915   $26,071
     Mexico.................................................  $ 2,040   $ 1,036

NOTE 11 UNAUDITED: QUARTERLY RESULTS OF OPERATIONS, COMMON STOCK PRICE AND DIVIDENDS

                                                                  QUARTER ENDED
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
2003
Net sales...................................    $39,575     $47,516      $48,613         $48,285
Gross margin................................    $12,943     $16,024      $16,097         $15,455
Net earnings................................    $   706     $ 2,606      $ 2,644         $ 1,621
Earnings per share:
  Basic.....................................    $   .22     $   .81      $   .82         $   .50
  Diluted...................................    $   .21     $   .78      $   .80         $   .48
Dividends declared..........................    $   .26     $   .26      $   .27         $   .27
Stock price:
  High......................................    $ 33.67     $ 31.87      $ 33.49         $ 39.75
  Low.......................................    $ 29.77     $ 24.50      $ 27.31         $ 31.45
  Quarter-end close.........................    $ 30.74     $ 25.75      $ 32.00         $ 38.15

2002
Net sales...................................    $37,454     $43,586      $45,952         $40,325
Gross margin................................    $12,760     $14,818      $15,667         $12,755
Net earnings................................    $ 1,607     $ 2,320      $ 2,307         $ 1,037
Earnings per share:
  Basic.....................................    $   .51     $   .73      $   .73         $   .33
  Diluted...................................    $   .49     $   .70      $   .70         $   .31
Dividends declared..........................    $   .25     $   .25      $   .26         $   .26
Stock price:
  High......................................    $ 27.60     $ 33.73      $ 34.00         $ 33.73
  Low.......................................    $ 22.08     $ 27.29      $ 26.54         $ 27.03
  Quarter-end close.........................    $ 27.50     $ 27.50      $ 30.50         $ 32.10

     Net sales and gross margin related to a contract for meters and installations were recorded in the third quarter 2003 prior to the meters being installed. Under the Company's revenue recognition policy (Note 1), net sales and gross margins should not have been recorded until the fourth quarter 2003 when the meters were

                               BADGER METER, INC.

                        DECEMBER 31, 2003, 2002 AND 2001

installed. This resulted in net sales and margins for the third quarter being overstated by $488,000 and $306,000, respectively, or $ .06 per diluted share, and the fourth quarter being understated by the same amounts. Accordingly, amounts for the full year of 2003 were correctly recorded.

     Fourth quarter 2002 adjustments, primarily related to the determination of the functional currency of MPE, resulted in an increase in net earnings of $187,000 or $ .06 per diluted share. These adjustments represent reversals of amounts recorded in previous quarters.

     Badger Meter, Inc. Common Stock is listed on the American Stock Exchange under the symbol BMI. Earnings per share is computed independently for each quarter. As such, the annual per share amount may not equal the sum of the quarterly amounts due to rounding. The Company currently anticipates continuing to pay cash dividends. Shareholders of record as of December 31, 2003 and 2002 totaled 535 and 494, respectively, for Common Stock. Voting trusts are counted as single shareholders for this purpose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's President and Chief Executive Officer and the Company's Senior Vice President -- Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2003. Based upon their evaluation of these disclosure controls and procedures, the Company's President and Chief Executive Officer and the Company's Senior Vice President -- Finance, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of the end of the year ended December 31, 2003 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

     (b) Changes in internal controls over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item with respect to directors is included under the headings "Nomination and Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2004, and is incorporated herein by reference.

     Information concerning the executive officers of the Company is included in
Part I of this Form 10-K.

     The Company has adopted the Badger Meter, Inc. Code of Conduct for Financial Executives that applies to the Company's President and Chief Executive Officer, the Company's Senior Vice President -- Finance, Chief Financial Officer and Treasurer and other persons performing similar functions. A copy of the Badger Meter, Inc. Code of Conduct for Financial Executives is posted on the Company's website at www.badgermeter.com. The Badger Meter, Inc. Code of Conduct for Financial Executives is also available in print to any shareholder who requests it in writing from the Secretary of the Company. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Badger Meter, Inc. Code of Conduct for Financial Executives by posting such information on the Company's website at www.badgermeter.com.

     The Company is not including the information contained on its website as part of, or incorporating it by reference into, this annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item is included under the headings "Nomination and Election of Directors -- Director Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2004, and is incorporated herein by reference; provided, however, that the subsection entitled "Corporate Governance Committee Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is included under the heading "Stock Ownership of Management and Others" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2004, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is included under the headings "Corporate Governance Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2004, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this Item is included under the heading "Principal Accounting Firm Fees" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2004, and is incorporated herein by reference.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) Documents filed

         1. Financial Statements. See the financial statements included in Part II, Item 8 "Financial Statements and Supplementary Data" in this 2003 Annual Report on Form 10-K, under the headings "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows" and "Consolidated Statements of Shareholders' Equity."

         2. Financial Statement Schedules. Financial statement schedules are omitted because they are not applicable.

         3. Exhibits. See the Exhibit Index included in this Form 10-K which is incorporated herein by reference.

     (b) Reports on Form 8-K

        A current report was furnished on October 14, 2003 under Item 7 and 12 of Form 8-K to disclose the full contents of the Company's press release that reported the results of the three and nine-month periods ended September 30, 2003. A current report was also furnished on February 5, 2004 under Item 7 and 12 of Form 8-K to disclose the full contents of the Company's press release that reported the results of the three and twelve-month periods ended December 31, 2003.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BADGER METER, INC.

Dated: March 1, 2004
                                          By /s/ RICHARD A. MEEUSEN
                                            ------------------------------------
                                            Richard A. Meeusen
                                            President and Chief Executive
                                            Officer

                                          By /s/ RICHARD E. JOHNSON
                                            ------------------------------------
                                            Richard E. Johnson
                                            Senior Vice President -- Finance,
                                            Chief Financial Officer and
                                            Treasurer

                                          By /s/ BEVERLY L.P. SMILEY
                                            ------------------------------------
                                            Beverly L.P. Smiley
                                            Vice President -- Controller

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        /S/  JAMES L. FORBES                           /S/  ULICE PAYNE, JR.
------------------------------------            ------------------------------------
          James L. Forbes                                 Ulice Payne, Jr.
              Chairman                                        Director
           March 1, 2004                                   March 1, 2004



      /S/  RICHARD A. MEEUSEN                         /S/  ANDREW J. POLICANO
------------------------------------            ------------------------------------
         Richard A. Meeusen                              Andrew J. Policano
   President and Chief Executive                              Director
        Officer and Director                               March 1, 2004
           March 1, 2004



       /S/  THOMAS J. FISCHER                           /S/  STEVEN J. SMITH
------------------------------------            ------------------------------------
         Thomas J. Fischer                                Steven J. Smith
              Director                                        Director
           March 1, 2004                                   March 1, 2004



      /S/  KENNETH P. MANNING                         /S/  JOHN J. STOLLENWERK
------------------------------------            ------------------------------------
         Kenneth P. Manning                             John J. Stollenwerk
              Director                                        Director
           March 1, 2004                                   March 1, 2004

                                 EXHIBIT INDEX

EXHIBIT NO.                        EXHIBIT DESCRIPTION
-----------                        -------------------
   (3.0)       Restated Articles of Incorporation effective September 30,
               1999. [Incorporated by reference from Exhibit (3.0) (i) to the Registrant's Quarterly Report on Form 10-Q for the
               period ended September 30, 1999].
   (3.1)       Restated By-Laws as amended February 14, 2003. [Incorporated by reference from Exhibit (3.1) to the Registrant's Annual
               Report on Form 10-K for the period ended December 31, 2002].
   (4.0)       Loan Agreement dated December 29, 2003 between the
               Registrant and the M&I Marshall & Ilsley Bank relating to
               the Registrant's revolving credit loan.
   (4.1)       Loan Agreement between Bank One, N.A. and the Badger Meter
               Employee Savings and Stock Ownership Plan and Trust, dated
               June 20, 2003. [Incorporated by reference from Exhibit (4)
               to the Registrant's Quarterly Report on Form 10-Q for the
               period ended June 30, 2003].
   (4.2)       Rights Agreement, dated May 26, 1998, between the Registrant and Firstar Trust Company. [Incorporated by reference to
               Exhibit (4.1) to the Registrant's Registration Statement on
               Form 8-A (Commission File No. 1-6706)].
   (4.3)       Agreement of Substitution and Amendment of Common Shares
               Rights Agreement, dated August 16, 2002, between the
               Registrant and American Stock Transfer and Trust Company
               [Incorporated by reference to Exhibit (4.2) to the
               Registrant's Registration Statement on Form S-3
               (Registration No. 333-102057)].
   (4.4)       Loan Agreement dated December 29, 2003 between the
               Registrant and the M&I Marshall & Ilsley Bank relating to
               the Registrant's business note.
   (4.5)       Loan Agreement dated December 29, 2003 between the
               Registrant and the M&I Marshall & Ilsley Bank relating to
               the Registrant's euro note.
   (9.1)       Badger Meter Officers' Voting Trust Agreement dated December
               18, 1991. [Incorporated by reference from Exhibit (9.1) to the Registrant's Annual Report on Form 10-K for the year
               ended December 31, 1991].
  (10.1)*      Badger Meter, Inc. 1989 Stock Option Plan. [Incorporated by
               reference from Exhibit (4.1) to the Registrant's Form S-8
               Registration Statement (Registration No. 33-27650)].
  (10.2)*      Badger Meter, Inc. 1993 Stock Option Plan. [Incorporated by
               reference from Exhibit (4.3) to the Registrant's Form S-8
               Registration Statement (Registration No. 33-65618)].
  (10.3)*      Badger Meter, Inc. 1995 Stock Option Plan. [Incorporated by
               reference from Exhibit (4.1) to the Registrant's Form S-8
               Registration Statement (Registration No. 33-62239)].
  (10.4)*      Badger Meter, Inc. 1997 Stock Option Plan. [Incorporated by
               reference from Exhibit (4.1) to the Registrant's Form S-8
               Registration Statement (Registration No. 333-28617)].
  (10.5)*      Badger Meter, Inc. Deferred Compensation Plan. [Incorporated
               by reference from Exhibit (10.5) to the Registrant's Annual
               Report on Form 10-K for the year ended December 31, 1993].
  (10.6)       Badger Meter, Inc. Employee Savings and Stock Ownership
               Plan. [Incorporated by reference from Exhibit (4.1) to the
               Registrant's Form S-8 Registration Statement (Registration
               No. 33-62241)].
  (10.7)*      Long-Term Incentive Plan. [Incorporated by reference from
               Exhibit (10.6) to the Registrant's Annual Report on Form
               10-K for the year ended December 31, 1995].
  (10.8)*      Badger Meter, Inc. Supplemental Non-Qualified Unfunded
               Pension Plan. [Incorporated by reference from Exhibit (10.7)
               to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995].
  (10.9)*      Forms of the Key Executive Employment and Severance
               Agreements between Badger Meter, Inc. and the applicable
               executive officers. [Incorporated by reference from Exhibit
               (10.0) to the Registrant's Quarterly Report on Form 10-Q for
               the period ended September 30, 1999].
  (10.10)*     Badger Meter, Inc. 1999 Stock Option Plan. [Incorporated by
               reference from Exhibit (4.1) to the Registrant's Form S-8
               Registration Statement (Registration No. 333-73228)].
  (10.11)*     Badger Meter, Inc. Amendment to Deferred Compensation Plan.
               [Incorporated by reference from Exhibit (10.11) to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 2000].

EXHIBIT NO.                        EXHIBIT DESCRIPTION
-----------                        -------------------
  (10.12)*     Badger Meter, Inc. 2002 Director Stock Grant Plan.
               [Incorporated by reference from Exhibit (10.0) to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002].
  (10.13)*     Badger Meter, Inc. 2003 Stock Option Plan. [Incorporated by
               reference from Exhibit (4.1) to the Registrant's Form S-8
               Registration Statement (Registration No. 333-107850)].
  (21.0)       Subsidiaries of the Registrant.
  (23.0)       Consent of Ernst & Young LLP, Independent Auditors.
  (31.1)       Certification by the Chief Executive Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.
  (31.2)       Certification by the Chief Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.
  (32.0)       Certification of Periodic Financial Report by the Chief
               Executive Officer and Chief Financial Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.
  (99.0)       Definitive Proxy Statement for the Annual Meeting of
               Shareholders to be held April 23, 2004. To be filed with the
               Securities and Exchange Commission under Regulation 14A
               within 120 days after the end of the Registrant's fiscal
               year. With the exception of the information incorporated by reference into Items 10, 11, 12, 13 and 14 of this Form
               10-K, the definitive Proxy Statement is not deemed filed as part of this report.

---------------

* A management contract or compensatory plan or arrangement.