Form 10-Q
period 2004-03-31
BADGER METER INC
filed 2004-04-22
CIK 9092

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

               for the quarterly period ended MARCH 31, 2004



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

      As of April 15, 2004, there were 3,300,538 shares of Common Stock outstanding with a par value of $1.00 per share.

                               BADGER METER, INC.

          QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED MARCH 31, 2004

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.      Financial Information:

  Item 1     Financial Statements:

             Consolidated Condensed Balance Sheets - -
             March 31, 2004 and December 31, 2003                           4

             Consolidated Condensed Statements of Operations - -
             Three Months Ended March 31, 2004 and 2003                     5

             Consolidated Condensed Statements of Cash Flows - -
             Three Months Ended March 31, 2004 and 2003                     6

             Notes to Consolidated Condensed Financial Statements           7

  Item 2     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10

  Item 3     Quantitative and Qualitative Disclosures about Market Risk    12

  Item 4     Controls and Procedures                                       12

Part II.     Other Information:

  Item 6(a)  Exhibits                                                      12

  Item 6(b)  Reports on Form 8-K                                           12

Exhibit Index                                                              14

                Special Note Regarding Forward Looking Statements

      Certain statements contained in this Form 10-Q, as well as other information provided from time to time by the Company or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words "anticipate," "believe," "estimate," "expect," "think," "should" and "objective" or similar expressions are intended to identify forward looking statements. The forward looking statements are based on the Company's then current views and assumptions and involve risks and uncertainties that include, among other things:

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

                         Part I - Financial Information

Item 1 Financial Statements

                               BADGER METER, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                   March 31,        December 31,
                                                    2004               2003
                                                    ----               ----
                                                   (Unaudited)
                     Assets

Current assets:
   Cash                                            $     775       $   2,089
   Receivables                                        28,390          26,304
   Inventories:
     Finished goods                                   11,779           8,010
     Work in process                                   9,942           8,494
     Raw materials                                     9,521          13,150
                                                   ---------       ---------
      Total inventories                               31,242          29,654
   Prepaid expenses                                    1,707           1,193
   Deferred income taxes                               3,730           3,758
                                                   ---------       ---------
      Total current assets                            65,844          62,998
Property, plant and equipment, at cost               105,230         104,081
   Less accumulated depreciation                     (62,991)        (61,243)
                                                   ---------       ---------
      Net property, plant and equipment               42,239          42,838

Intangible assets, at cost less
 accumulated amortization                              1,288           1,336
Prepaid pension                                       16,000          16,236
Other assets                                           3,349           3,354
Goodwill                                               6,996           7,089
                                                   ---------       ---------
Total assets                                       $ 135,716       $ 133,851
                                                   =========       =========

      Liabilities and Shareholders' Equity

Current liabilities:
   Short-term debt                                 $   9,260       $   3,543
   Current portion of long-term debt                   5,694           5,645
   Payables                                           13,143          14,895
   Accrued compensation and employee benefits          5,305           6,619
   Warranty and after-sale costs                       3,769           3,767
   Income and other taxes                              2,166           2,583
                                                   ---------       ---------
      Total current liabilities                       39,337          37,052

Deferred income taxes                                  5,718           5,699
Accrued non-pension postretirement benefits            5,165           5,069
Other accrued employee benefits                        6,095           6,410
Long-term debt                                        22,482          24,450
Commitments and contingencies
Shareholders' equity:
   Common Stock                                        4,863           4,846
   Capital in excess of par value                     20,520          20,079
   Reinvested earnings                                60,493          58,928
   Accumulated other comprehensive income              1,166           1,280
   Less: Employee benefit stock                       (1,065)         (1,285)
        Treasury stock, at cost                      (29,058)        (28,677)
                                                   ---------       ---------
      Total shareholders' equity                      56,919          55,171
                                                   ---------       ---------
Total liabilities and shareholders' equity         $ 135,716       $ 133,851
                                                   =========       =========

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            (Dollars in Thousands Except Share and Per Share Amounts)
                                   (Unaudited)

                                          Three Months Ended
                                               March 31,

                                         2004              2003
                                         ----              ----
Net sales                             $   49,602      $    39,575

Cost of sales                             32,941           26,632
                                      ----------      -----------

Gross margin                              16,661           12,943

Selling, engineering and

   administration                         12,063           11,274
                                      ----------      -----------

Operating earnings                         4,598            1,669

Interest expense                             428              556
Other expense (income), net                  127              (43)
                                      ----------      -----------

Earnings before income taxes               4,043            1,156

Provision for income taxes                 1,593              450
                                      ----------      -----------

Net earnings                          $    2,450      $       706
                                      ==========      ===========

Per share amounts:

  Earnings per share:
   Basic                              $      .75      $       .22
   Diluted                            $      .73      $       .21

  Dividends declared:                 $      .27      $       .26

  Shares used in computation of:
   Basic                               3,274,693        3,204,840
   Impact of dilutive stock
     options                              86,992          121,592
                                      ----------      -----------
   Diluted                             3,361,685        3,326,432
                                      ==========      ===========



     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                Three Months Ended
                                                    March 31,
                                                    ---------
                                               2004            2003
                                               ----            ----
Operating activities:
  Net earnings                                 $ 2,450       $   706
  Adjustments to reconcile net
   earnings to net cash provided
   by (used for) operations:
     Depreciation                                1,780         1,785
     Amortization                                   37            16
     Tax benefit on stock options                   56           119
     Deferred income taxes                          47          (247)
     Noncurrent employee benefits                  237           187
     Changes in:
      Receivables                               (1,966)         (803)
      Inventories                               (1,699)       (2,360)
      Current liabilities other than debt       (3,333)       (2,417)
      Prepaid expenses                            (514)         (189)
                                               -------       -------
  Total adjustments                             (5,355)       (3,909)
                                               -------       -------
Net cash used for operations                    (2,905)       (3,203)
                                               -------       -------

Investing activities:
  Property, plant and equipment                 (1,373)       (1,813)
  Other - net                                        5           807
                                               -------       -------
Net cash used for investing activities          (1,368)       (1,006)
                                               -------       -------

Financing activities:
  Net increase in short-term debt                5,717         6,056
  Repayments of long-term debt                  (1,894)       (3,680)
  Dividends paid                                  (885)         (832)
  Stock options                                    326           295
  Treasury stock purchases                        (458)         (375)
  Issuance of treasury stock                       153           124
                                               -------       -------
Net cash provided by
  financing activities                           2,959         1,588
                                               -------       -------

Decrease in cash                                (1,314)       (2,621)
Cash - beginning of period                       2,089         3,779
                                               -------       -------
Cash - end of period                           $   775       $ 1,158
                                               =======       =======




   See accompanying notes to consolidated condensed financial statements.

                             BADGER METER, INC.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at March 31, 2004, the results of operations for the three-month periods ended March 31, 2004 and 2003, and the cash flows for the three-month periods ended March 31, 2004 and 2003. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United Sates requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. The consolidated condensed balance sheet at December 31, 2003 was derived from amounts included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Refer to the footnotes in that report for a description of the accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.

      Warranty and After-Sale Costs: The Company estimates and records provisions for warranties and other after-sale costs in the period the sale is reported. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company's warranty and after-sale costs reserve for the three-month periods ended March 31, 2004 and 2003 are as follows:

                     Balance at   Additions                 Balance
                      beginning  charged to       Costs          at
   (In thousands)       of year    earnings    incurred    March 31
   --------------       -------    --------    --------    --------

   2004                  $3,767        $207      $(205)      $3,769
   2003                  $3,597        $294      $(288)      $3,603

      Stock Option Plans: The Company has six stock option plans which provide for the issuance of options to key employees and directors of the Company. Each plan authorizes the issuance of options to purchase up to an aggregate of 200,000 shares of Common Stock, with vesting periods of up to ten years and maximum option terms of ten years. As of March 31, 2004, options to purchase 148,002 shares are available for grant.

      As allowed by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), and Statement No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

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

                                                    Three Months
                                                    Ended March 31,
                                                    ---------------

(In thousands except per share amounts)            2004             2003
---------------------------------------            ----             ----
Net earnings, as reported                       $   2,450       $     706
Deduct: Total stock-based compensation
  determined under fair value based method
  for all awards since January 1, 1995,
  net of related tax effects                         (103)            (84)
                                                ---------       ---------
Pro forma net earnings                          $   2,347       $     622
                                                =========       =========


Earnings per share:
  Basic, as reported                            $     .75       $     .22
  Basic, pro forma                              $     .72       $     .19
  Diluted, as reported                          $     .73       $     .21
  Diluted, pro forma                            $     .70       $     .19

3. During 2003, the Company established a reserve of $757,000 related to severance costs for the termination of several employees at its subsidiary, MecaPlus Equipements SA, which was acquired in 2002. The corresponding offset was to goodwill. At March 31, 2004, $271,000 related to the severances remains reserved.

4. The Company maintains a non-contributory defined benefit pension plan for its employees. The following table sets forth the components of net periodic pension cost for the three months ended March 31, 2004 and 2003 based on a September 30 measurement date:

                                                                 Postretirement
                                         Pension Benefits        Other Benefits
                                         ----------------        --------------
   (In thousands)                       2004        2003        2004        2003
   --------------                       ----        ----        ----        ----
Service cost                            $ 407       $ 394       $  32       $  26
Interest cost                             627         658         120         125
Expected return on plan assets           (927)       (991)         --          --
Amortization of prior service cost        (34)        (34)        (43)        (43)
Amortization of net loss                  164         102          39          30
                                        -----       -----       -----       -----
Net periodic pension cost               $ 237       $ 129       $ 148       $ 138
                                        =====       =====       =====       =====

      The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it did not expect to contribute funds to its pension plan in 2004. The Company continues to believe that it will not be required to make a contribution.

      The Company also disclosed in its financial statements for the year ended December 31, 2003 that it estimated it would pay $1,276,000 in other postretirement benefits in 2004. As of March 31, 2004, $119,000 of such benefits were paid, which was lower than anticipated due to the timing of payments. The Company continues to believe that its estimated payments for the full year are reasonable. Note that the amount of benefits paid in calendar year 2004 will not impact the expense for postretirement benefits for the current year.

      In January 2004, the FASB issued Financial Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act), to address the impact of the Act enacted in December 2003. The Act provides a prescription drug benefit for Medicare eligible employees starting in 2006. The impact, if any, of the Act on the Company is not yet known.

5. The Company guarantees the debt of the Badger Meter Officers' Voting Trust (BMOVT), from which the trust obtained loans from a bank on behalf of the officers of the Company in order to purchase shares of the Company's Common Stock. The officers' loan amounts are collateralized by the Company's shares that were purchased with the loans' proceeds. There have been no loans made to officers by the BMOVT since July 2002. The amount of such debt that the Company guaranteed was $1,707,000 and $1,754,000 at March

      31, 2004 and December 31, 2003, respectively. The current loan matures in April 2004, at which time it is expected to be renewed. The fair market value of this guarantee at March 31, 2004 continues to be insignificant because the collateral value of the shares exceeds the loan amount.

      The Company guarantees the outstanding debt of the Badger Meter Employee Savings and Stock Ownership Plan (ESSOP) that is recorded in long-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders' equity. The loan amount is collateralized by shares of the Company's Common Stock. A payment of $220,000 in the first quarter of 2004 reduced the loan from $1,285,000 at December 31, 2003 to $1,065,000 at March 31, 2004.

6. Total comprehensive income is comprised of net income and other comprehensive income, which includes foreign currency translation adjustments. Total comprehensive income was $2,336,000 and $1,297,000 for the three months ended March 31, 2004 and 2003, respectively. Included in other comprehensive income was $(114,000) of loss and $591,000 of income as of March 31, 2004 and 2003, respectively, related to foreign currency translation adjustments.

7. In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

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

      Residential and commercial water meters and related systems provide the majority of the Company's sales. Sales are classified as local (or manual) read meters or automatic meter reading (AMR) products. Local read meters consist of a water meter and a register. If the device is automatic, the register digitally encodes the mechanical reading and has a radio frequency transmitter communicating to a computerized system that collects the data, which in turn is sent to specific utility computerized programs. Net sales and the corresponding net earnings depend on unit volume and mix of products, with generally higher margins on AMR products. There is a base level of annual business driven by replacement units, and to a lesser extent, housing starts. It is the Company's belief that conversion from local read meters to AMR products can accelerate replacements of meters and result in growth. Badger Meter's strategy is to solve customers' metering needs with its proprietary meter reading systems or other systems available through alliances within the marketplace.

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

Results of Operations - Three Months Ended March 31

      Net sales for the three-month period ended March 31, 2004 increased $10.0 million, or 25.3%, over the same period in 2003. Residential and commercial water meter sales represented 71.2% of sales in the first quarter of 2004 compared to 67.7% in the first quarter of 2003. These sales increased $8.5 million to $35.3 million compared to $26.8 million in the same period in 2003. While local (or manual) read water meter sales volumes were relatively the same as the first quarter 2003, the first quarter of 2004 saw significant increases in the number of units utilizing automatic meter reading technologies, which carry a higher price and contributed to the increase in net sales for the quarter. It should be noted that the first quarter of 2003 was negatively influenced by the soft economy and geopolitical concerns. As a result, the company experienced longer sales cycles during the first quarter of 2003 as water utilities, the Company's principal customers, evaluated the requirements and costs of increased security.

      Industrial sales are affected by economic conditions, domestically and internationally, in each of the markets served by the various product lines. In total, the industrial products represented 28.8% of total sales for the first three months of 2004 compared to 32.3% for the same period in 2003. The change was due to water meter sales increasing to more normal levels. Industrial sales increased $1.5 million to $14.3 million in the first quarter of 2004 compared to $12.8 million in the first quarter of 2003, due primarily to changes in exchange rates which favorably affected sales (approximately $1.1 million).

      Gross margins for the first quarter of 2004 were 33.6% compared to 32.7% in the first quarter 2003. The increase was due to the higher mix of AMR products which carry higher margins as well as improved capacity absorption due to the increased volumes. These increases were somewhat offset by higher brass costs and the effects of the stronger euro on certain foreign-sourced components.

       Selling, engineering and administration costs increased $0.8 million, or 7%, for the first quarter of 2004 compared to the same period in 2003 due to higher incentive costs, increased health care costs and other inflationary increases partially offset by continuing cost control efforts. Interest expense for the first quarter of 2004 was $128,000 lower than the same period in the prior year primarily due to lower debt balances offset by higher interest rates as a result of the Company converting lower interest rate short-term debt to higher interest rate long-term debt in late December 2003. Other expense (income), net, increased $170,000, due primarily to foreign exchange losses associated with purchases denominated in euros.

      As a result of the above, net earnings for the first quarter of 2004 were $2,450,000 compared to net earnings in the first quarter of 2003 of $706,000. On a diluted earnings per share basis, this equated to $0.73 per share for the first quarter of 2004 compared to $0.21 for the same period in 2003.

Liquidity and Capital Resources

       The main sources of liquidity for the Company typically are cash from operations and borrowing capacity. For the first three months of 2004, $2.9 million of cash was used for operations, primarily as the net result of increases in receivable and inventory balances associated with increased business and decreases in current liabilities, offset by net earnings adjusted for depreciation and amortization.

       The change in the receivables balance from $26.3 million at December 31, 2003 to $28.4 million at March 31, 2004 was primarily due to increased sales and the timing of certain customer payments.

       Inventories at March 31, 2004 increased nearly $1.6 million, or 5.4%. This increase was primarily due to a build up of certain longer lead-time electronic materials and stock for new product offerings as well as the production of certain goods in the first quarter that are expected to be shipped early in the second quarter of 2004.

      Capital expenditures of $1.4 million were less than depreciation expense of $1.8 million for the first three months of 2004 resulting in a net decrease in net property, plant and equipment balances from December 31, 2003.

      Prepaid pension declined from $16.2 million at December 31, 2003 to $16.0 million at March 31, 2004 due to pension expense. Goodwill decreased due to the effects of foreign currency translation adjustments.

      Short-term debt and the current portion of long-term debt at March 31, 2004 increased to a combined $15.0 million versus a balance at the end of 2003 of $9.2 million. This increase was primarily due to cash required for increased receivables and inventory balances, capital expenditures, repayments of long-term debt and dividends. The long-term debt amounts declined as a result of regularly scheduled payments.

      Payables decreased to $13.1 million at March 31, 2004 from $14.9 million at December 31, 2003 primarily as a result of the timing of payments. Income and other taxes decreased to $2.2 million from nearly $2.6 million at December 31, 2003 as a result of the timing of tax payments.

      Common stock and capital in excess of par value have increased from December 31, 2003 due to new shares issued in connection with the exercise of stock options and purchases by the Employee Savings and Stock Ownership Plan (ESSOP). Treasury stock increased due to shares repurchased during the period. Employee benefit stock decreased $220,000 due to shares released as a result of a payment made on the ESSOP loan during the first quarter of 2004.

      Badger Meter's financial condition remains strong. The Company believes that its operating cash flows, available borrowing capacity including $26,519,000 of unused credit lines, and its ability to raise additional capital provide adequate resources to fund ongoing operating requirements, future capital requirements and the development of new products.

Other Matters

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

      The Company's quantitative and qualitative disclosures about market risk are included in Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and have not materially changed since that report was filed.

Item 4 Controls and Procedures

      In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the first quarter 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Company's President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

      There was no change in the Company's internal control over financial reporting that occurred during the first quarter 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - Other Information

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.   Description
-----------   -----------
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

(b) Reports on Form 8-K:

      A current report was furnished on April 20, 2004 under Item 7 and 12 of Form 8-K to disclose the full contents of the Company's press release that reported the results of the three-month period ended March 31, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BADGER METER, INC.



Dated: April 22, 2004              By /s/  Richard A. Meeusen
                                      ---------------------------------------
                                      Richard A. Meeusen
                                      President and Chief Executive Officer



                                   By /s/  Richard E. Johnson
                                      ---------------------------------------
                                      Richard E. Johnson
                                      Senior Vice President -
                                      Finance, Chief Financial
                                      Officer and Treasurer



                                    By /s/  Beverly L.P. Smiley
                                      ---------------------------------------
                                      Beverly L.P. Smiley
                                      Vice President - Controller

                               BADGER METER, INC.

          QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED MARCH 31, 2004

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
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