Form 10-Q
period 2004-06-30
BADGER METER INC
filed 2004-07-29
CIK 9092

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                  for the quarterly period ended JUNE 30, 2004

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

      As of July 23, 2004, there were 3,325,296 shares of Common Stock outstanding with a par value of $1.00 per share.

                               BADGER METER, INC.

          QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED JUNE 30, 2004

                                     INDEX

                                                                                            Page No.
                                                                                            --------
Part I.  Financial Information:

  Item 1    Financial Statements:

            Consolidated Condensed Balance Sheets - -
            June 30, 2004 and December 31, 2003                                                4

            Consolidated Condensed Statements of Operations - -
            Three and Six Months Ended June 30, 2004 and 2003                                  5

            Consolidated Condensed Statements of Cash Flows - -
            Six Months Ended June 30, 2004 and 2003                                            6

            Notes to Consolidated Condensed Financial Statements                               7

  Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                10

  Item 3    Quantitative and Qualitative Disclosures about Market Risk                         13

  Item 4    Controls and Procedures                                                            13

Part II. Other Information:

  Item 2    Changes in Securities, Use of Proceeds and Issuer
            Purchases of Equity Securities                                                     13

  Item 4    Submission of Matters to a Vote of Security Holders                                14

  Item 6(a) Exhibits                                                                           14

  Item 6(b) Reports on Form 8-K                                                                14

Exhibit Index                                                                                  16

               Special Note Regarding Forward Looking Statements

      Certain statements contained in this Form 10-Q, as well as other information provided from time to time by the Company or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words "anticipate," "believe," "estimate," "expect," "think," "should" and "objective" or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company's then current views and assumptions and involve risks and uncertainties that include, among other things:

   - the continued shift in the Company's business from lower cost, local-read meters towards more expensive, value-added automatic meter reading (AMR) systems;

   - the success or failure of new Company products, including the Orion radio frequency drive-by AMR meter, the absolute digital encoder (ADE) and the proposed Galaxy fixed network AMR system;

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

   - increases in the cost and/or availability of needed raw materials and parts, including recent increases in the cost of brass housings as a result of increases in the commodity prices for copper and zinc at the supplier level;

   - changes in foreign economic conditions, including currency fluctuations such as the recent increase in the euro versus the United States dollar; and

   - changes in laws and regulations, particularly laws dealing with the use of lead (which can be used in the manufacture of certain meters incorporating brass housings) and Federal Communications Commission rules affecting the use and/or licensing of radio frequencies necessary for AMR products.

      Some or all of these factors are beyond the Company's control. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward looking statements and are cautioned not to place undue reliance on such forward looking statements. The forward looking statements made in this document are made only as of the date of this document and the Company assumes no obligation, and disclaims any obligation, to update any such forward looking statements to reflect subsequent events or circumstances.

                         Part I - Financial Information

Item 1   Financial Statements

                               BADGER METER, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                            June 30,    December 31,
                                                              2004          2003
                                                          -----------   -----------
                                                          (Unaudited)
                              Assets

Current assets:

   Cash                                                    $   2,858    $   2,089
   Receivables                                                29,842       26,304
   Inventories:
      Finished goods                                          11,182        8,010
      Work in process                                          9,195        8,494
      Raw materials                                           10,521       13,150
                                                           ---------    ---------
         Total inventories                                    30,898       29,654
   Prepaid expenses                                            1,759        1,193
   Deferred income taxes                                       3,758        3,758
                                                           ---------    ---------
         Total current assets                                 69,115       62,998

Property, plant and equipment, at cost                       104,413      104,081
   Less accumulated depreciation                             (62,832)     (61,243)
                                                           ---------    ---------
       Net property, plant and equipment                      41,581       42,838

Intangible assets, at cost less accumulated amortization       1,241        1,336
Prepaid pension                                               15,763       16,236
Other assets                                                   3,605        3,354
Goodwill                                                       6,964        7,089
                                                           ---------    ---------
Total assets                                               $ 138,269    $ 133,851
                                                           =========    =========

         Liabilities and Shareholders' Equity

Current liabilities:

   Short-term debt                                         $   8,213    $   3,543
   Current portion of long-term debt                           5,739        5,645
   Payables                                                   14,429       14,895
   Accrued compensation and employee benefits                  5,864        6,619
   Warranty and after-sale costs                               3,808        3,767
   Income and other taxes                                      3,239        2,583
                                                           ---------    ---------
         Total current liabilities                            41,292       37,052

Deferred income taxes                                          5,728        5,699
Accrued non-pension postretirement benefits                    5,002        5,069
Other accrued employee benefits                                5,931        6,410
Long-term debt                                                20,947       24,450
Commitments and contingencies
Shareholders' equity:
   Common Stock                                                4,882        4,846
   Capital in excess of par value                             21,081       20,079
   Reinvested earnings                                        62,581       58,928
   Accumulated other comprehensive income                      1,053        1,280
   Less: Employee benefit stock                               (1,065)      (1,285)
         Treasury stock, at cost                             (29,163)     (28,677)
                                                           ---------    ---------
         Total shareholders' equity                           59,369       55,171
                                                           ---------    ---------
Total liabilities and shareholders' equity                 $ 138,269    $ 133,851
                                                           =========    =========

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           (Dollars in Thousands Except Share and Per Share Amounts)
                                  (Unaudited)

                                      Three Months Ended          Six Months Ended
                                           June 30,                    June 30,
                                   ------------------------    ------------------------
                                      2004         2003           2004          2003
                                   ----------   -----------    ----------   -----------
Net sales                          $   53,550   $    47,516    $  103,152   $    87,091

Cost of sales                          36,569        31,492        69,545        58,124
                                   ----------   -----------    ----------   -----------

Gross margin                           16,981        16,024        33,607        28,967

Selling, engineering and
   administration                      11,614        12,598        23,642        23,872
                                   ----------   -----------    ----------   -----------

Operating earnings                      5,367         3,426         9,965         5,095

Interest expense                          454           412           882           968
Other expense (income), net                73        (1,179)          200        (1,222)
                                   ----------   -----------    ----------   -----------

Earnings before income taxes            4,840         4,193         8,883         5,349

Provision for income taxes              1,863         1,587         3,456         2,037
                                   ----------   -----------    ----------   -----------

Net earnings                       $    2,977   $     2,606    $    5,427   $     3,312
                                   ==========   ===========    ==========   ===========

Per share amounts: *

  Earnings per share:
   Basic                           $      .91   $       .81    $     1.65   $      1.03

   Diluted                         $      .88   $       .78    $     1.61   $      1.00

  Dividends declared:              $      .27   $       .26    $      .54   $       .52

  Shares used in computation of:
   Basic                            3,288,577     3,221,003     3,281,635     3,207,961
   Impact of dilutive stock
      options                         109,379       117,370        95,268       118,970
                                   ----------   -----------    ----------   -----------
   Diluted                          3,397,956     3,338,373     3,376,903     3,326,931
                                   ==========   ===========    ==========   ===========

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

                               BADGER METER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                              Six Months Ended
                                                  June 30,
                                              ----------------
                                               2004      2003
                                              ------    ------
Operating activities:
 Net earnings                                 $5,427    $3,312
 Adjustments to reconcile net
   earnings to net cash provided
   by (used for) operations:
      Depreciation                             3,550     3,594
      Amortization                                81        32
      Tax benefit on stock options               163       264
      Deferred income taxes                       29      (452)
      Noncurrent employee benefits               147       799
      Changes in:
        Receivables                           (3,411)   (6,438)
        Inventories                           (1,264)   (3,785)
        Prepaid expenses                        (566)     (421)
        Current liabilities other than debt     (524)    3,015
                                              ------    ------
 Total adjustments                            (1,795)   (3,392)
                                              ------    ------
Net cash provided by (used for) operations     3,632       (80)
                                              ------    ------

Investing activities:
  Property, plant and equipment               (2,488)   (3,857)
  Other - net                                   (251)      816
                                              ------    ------
Net cash used for investing activities        (2,739)   (3,041)
                                              ------    ------

Financing activities:
  Net increase in short-term debt              4,670     8,389
  Repayments of long-term debt                (3,409)   (4,501)
  Dividends paid                              (1,774)   (1,670)
  Proceeds from exercise of stock options        750       405
  Treasury stock purchases                      (694)     (555)
  Issuance of treasury stock                     333       242
                                              ------    ------
Net cash provided by (used for)
  financing activities                          (124)    2,310
                                              ------    ------

Increase (decrease) in cash                      769      (811)
Cash - beginning of period                     2,089     3,779
                                              ------    ------
Cash - end of period                          $2,858    $2,968
                                              ======    ======

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated condensed financial position at June 30, 2004, the results of operations for the three and six-month periods ended June 30, 2004 and 2003, and the cash flows for the six-month periods ended June 30, 2004 and 2003. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. The consolidated condensed balance sheet at December 31, 2003 was derived from amounts included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Refer to the footnotes to the financial statements included in that report for a description of the Company's accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.

      GOODWILL Goodwill decreased from $7,089,000 at December 31, 2003 to $6,964,000 at June 30, 2004 as a result of translation adjustments for goodwill denominated in foreign currencies.

      WARRANTY AND AFTER-SALE COSTS The Company estimates and records provisions for warranties and other after-sale costs in the period the sale is reported. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company's warranty and after-sale costs reserve for the six-month periods ended June 30, 2004 and 2003 are as follows:

                Balance at     Additions                     Balance
                beginning     charged to         Costs         at
(In thousands)   of year       earnings        incurred      June 30
--------------  ----------    ----------      ----------     --------
2004            $   3,767     $      526      $    (485)     $  3,808
2003            $   3,597     $      690      $    (593)     $  3,694

      STOCK OPTION PLANS The Company has six stock option plans which provide for the issuance of options to key employees and directors of the Company. Each plan authorizes the issuance of options to purchase up to an aggregate of 200,000 shares of Common Stock, with vesting periods of up to ten years and maximum option terms of ten years. As of June 30, 2004, options to purchase 148,702 shares are available for grant.

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

                                                           Three months                    Six months
                                                          ended June 30,                  ended June 30,
                                                      -------------------------     ------------------------
(In thousands except per share amounts)                 2004              2003        2004            2003
---------------------------------------               --------         --------     ---------       --------
Net earnings, as reported                             $  2,977         $  2,606     $   5,427       $  3,312
Deduct:  Total stock-based compensation
  determined under fair value based method
  for all awards since January 1, 1995,
  net of related tax effects                                91               80           194            163
                                                      --------         --------     ---------       --------
Pro forma net earnings                                $  2,886         $  2,526     $   5,233       $  3,149
                                                      ========         ========     =========       ========

Earnings per share:
  Basic, as reported                                  $    .91         $    .81     $    1.65       $   1.03
  Basic, pro forma                                    $    .88         $    .78     $    1.59       $    .98
  Diluted, as reported                                $    .88         $    .78     $    1.61       $   1.00
  Diluted, pro forma                                  $    .85         $    .76     $    1.55       $    .95

3. During 2003, the Company established a reserve of $757,000 related to severance costs for the termination of several employees at its subsidiary, MecaPlus Equipements SA, which was acquired in 2002. The corresponding offset was to goodwill. At June 30, 2004, $268,000 related to the severances remains reserved.

4. The Company maintains a non-contributory defined benefit pension plan for its employees. The following table sets forth the components of net periodic pension cost for the three months ended June 30, 2004 and 2003 based on a September 30 measurement date:

                                                                                               Other
                                                                                           postretirement
                                                Pension benefits                              benefits
                                         ---------------------------------       -------------------------------------
(In thousands)                               2004               2003                  2004                 2003
----------------------------------       --------------     --------------       ---------------       ---------------
Service cost                             $          406     $          395       $            52       $            26
Interest cost                                       628                657                   117                   126
Expected return on plan assets                     (928)              (991)                    -                     -
Amortization of prior service cost                  (34)               (34)                  (44)                  (44)
Amortization of net loss                            164                102                    38                    30
                                         --------------     --------------       ---------------       ---------------
Net periodic pension cost                $          236     $          129       $           163       $           138
                                         ==============     ==============       ===============       ===============

      The following table sets forth the components of net periodic pension cost for the six months ended June 30, 2004 and 2003 based on a September 30 measurement date:

                                                                                                 Other
                                                                                            postretirement
                                                 Pension benefits                               benefits
                                         ---------------------------------       -------------------------------------
(In thousands)                               2004                2003                 2004                  2003
---------------------------------        --------------     --------------       ---------------       ---------------
Service cost                             $          813     $          789       $            84       $            52
Interest cost                                     1,255              1,315                   237                   251
Expected return on plan assets                   (1,855)            (1,982)                    -                     -
Amortization of prior service cost                  (68)               (68)                  (87)                  (87)
Amortization of net loss                            328                204                    77                    60
                                         --------------     --------------       ---------------       ---------------
Net periodic pension cost                $          473     $          258       $           311       $           276
                                         ==============     ==============       ===============       ===============

      The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it did not expect to contribute funds to its pension plan in 2004. As of June 30, 2004, no contributions have been made. Based on plan asset returns to date, the Company is uncertain as to whether a contribution will need to be made to its pension plan in the second half of 2004.

      The Company also disclosed in its financial statements for the year ended December 31, 2003 that it estimated it would pay $1,276,000 in other postretirement benefits in 2004. As of June 30, 2004, $501,000 of such benefits were paid, which was less than anticipated due to the timing of payments. The Company continues to believe that its estimated payments for the full year are reasonable. Note that the amount of benefits paid in calendar year 2004 will not impact the expense for postretirement benefits for the current year.

      FASB Financial Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act), addresses the impact of the Act enacted in December 2003. The Act provides a prescription drug benefit for Medicare eligible employees starting in 2006. The Company does not believe that the Act will have an impact on the Company's postretirement benefits because benefit levels of the Company's plan do not meet the criteria set forth by the Act to qualify for the subsidy.

5. The Company guarantees the debt of the Badger Meter Officers' Voting Trust (BMOVT), from which the trust obtained loans from a bank on behalf of the officers of the Company in order to purchase shares of the Company's Common Stock. The officers' loan amounts are collateralized by the Company's shares that were purchased with the loans' proceeds. There have been no loans made to officers by the BMOVT since July 2002. The amount of such debt that the Company guaranteed was $1,634,000 and $1,754,000 at June 30, 2004 and December 31, 2003, respectively. The current loan matures in April 2005, at which time it is expected to be renewed. The fair market value of this guarantee at June 30, 2004 continues to be insignificant because the collateral value of the shares exceeds the loan amount.

      The Company guarantees the outstanding debt of the Badger Meter Employee Savings and Stock Ownership Plan (ESSOP) that is recorded in long-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders' equity. The loan amount is collateralized by shares of the Company's Common Stock. A payment of $220,000 in the first quarter of 2004 reduced the loan from $1,285,000 at December 31, 2003 to $1,065,000 at June 30, 2004.

6. Total comprehensive income was $2,864,000 and $3,017,000 for the three-month periods ended June 30, 2004 and 2003, respectively. Included in the three months ended June 30, 2004 and 2003 is ($113,000) of other comprehensive loss and $411,000 of other comprehensive gain, respectively, related to foreign currency translation adjustments. Total comprehensive income was $5,200,000 and $4,314,000 for the six-month periods ended June 30, 2004 and 2003, respectively. Included in the six months ended June 30, 2004 and 2003 is ($227,000) of other comprehensive loss and $1,002,000 of other comprehensive income, respectively, related to foreign currency translation adjustments.

7. In the normal course of business, the Company is named in legal proceedings from time to time. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

      The Company is subject to contingencies relating to environmental laws and regulations. Currently, the Company is in the process of resolving an issue relating to a landfill site. Provision has been made for all known settlement costs, which are not material.

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

      The Company has evaluated its worldwide operations to determine whether any risks and uncertainties exist that could severely impact its operations in the near term. The Company does not believe that there are any significant risks. However, the Company does rely on single suppliers for certain castings and components in several of its product lines. Although alternate sources of supply exist for these items, loss of certain suppliers could temporarily disrupt operations in the short term. The Company attempts to mitigate these risks by working closely with key suppliers, purchasing minimal amounts from alternative suppliers and by purchasing business interruption insurance where appropriate.

      The Company reevaluates its exposures on a periodic basis and makes adjustments to reserves as appropriate.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Description and Overview

      Badger Meter is a leading marketer and manufacturer of products using flow measurement and control technologies developed both internally and with other technology companies. Its products are used to measure and control the flow of liquids in a variety of applications. The Company's product lines fall into two general categories, utility and industrial. Two product lines, residential and commercial water meters (with various meter reading technology systems), are generally sold to water utilities. Industrial sales comprise the remainder of the Company's sales and include automotive fluid meters and systems, small precision valves, electromagnetic meters, impeller flow meters and industrial process meters (all with related accessories and instrumentation).

      Residential and commercial water meters and related systems provide the majority of the Company's sales. Sales are classified as local (or manual) read meters or automatic meter reading (AMR) products. Local read meters consist of a water meter and a register. If the device is automatic, the register digitally encodes the mechanical reading and its radio frequency transmitter communicates the data to a computerized system that collects the data and sends it to specific utility computerized programs. Net sales and the corresponding net earnings depend on unit volume and mix of products, with generally higher margins on AMR products. There is a base level of annual business driven by replacement units, and to a lesser extent, housing starts. It is the Company's belief that conversion from local read meters to AMR products can accelerate replacements of meters and result in growth. Badger Meter's strategy is to solve customers' metering needs with its proprietary meter reading systems or other systems available through alliances within the marketplace.

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

Results of Operations - Three Months Ended June 30

      Net sales for the three-month period ended June 30, 2004 increased $6.0 million, or 12.7%, over the same period in 2003. Residential and commercial water meter sales represented 74.1% of sales in the second quarter of 2004 compared to 72.1% in the second quarter of 2003. These sales increased $5.4 million to $39.7 million compared to $34.3 million in the same period in 2003. While local (or manual) read water meter sales volumes declined slightly compared to the same period in 2003, the second quarter of 2004 saw significant increases in the number of units utilizing AMR technologies, which carry higher prices and contributed to the increase in net sales for the quarter.

      Industrial sales are affected by economic conditions, domestically and internationally, in each of the markets served by the various product lines. In total, industrial products represented 25.9% of total sales for the three months ending June 30, 2004 compared to 27.9% for the same period in 2003. The change was due to a higher percentage increase in water meter sales compared to industrial sales and to the effects of exchange rates which favorably affected sales (approximately $0.4 million). Industrial sales increased $0.6 million to $13.8 million in the second quarter of 2004 compared to $13.2 million in the second quarter of 2003, due primarily to higher sales of automotive fluid meters and the effects of favorable exchange rates.

      Gross margins for the second quarter of 2004 were 31.7% compared to 33.7% in the second quarter 2003. The decrease was due to continuing price pressures due to competition, higher brass costs and the effects of the stronger euro on certain foreign-sourced components, offset somewhat by the higher mix of AMR products which carry higher margins.

      Selling, engineering and administration costs decreased $1.0 million, or 7.8%, in the second quarter of 2004 compared to the same period in 2003 due to lower costs associated with the timing of recognizing certain incentive compensation programs as well as continuing cost control efforts, offset somewhat by normal inflationary increases. Interest expense for the second quarter of 2004 was $42,000 higher than the same period in the prior year primarily due to higher interest rates as a result of the Company converting lower interest rate short-term debt to higher interest rate long-term debt in late December 2003.

      Other expense (income), net, for the three-month period ending June 30, 2004 compared to the same period in 2003 has an unfavorable variation of $1,252,000 due primarily to transactions that took place in the second quarter of 2003 resulting in the recognition of income, including $0.8 million in foreign exchange gains and $0.2 million from the sale of stock received when an insurance company from which the Company purchased life insurance policies converted from a mutual structure to a public structure. There were no similar transactions in the second quarter of 2004.

      As a result of the above, net earnings for the second quarter of 2004 were $2,977,000 compared to net earnings in the second quarter of 2003 of $2,606,000. On a diluted earnings per share basis, this equated to $0.88 per share for the second quarter of 2004 compared to $0.78 for the same period in 2003.

Results of Operations - Six Months Ended June 30

      Net sales for the six months ended June 30, 2004 increased nearly $16.1 million, or 18.4%, to $103.2 million from $87.1 million for the same period in 2003. Residential and commercial water meter sales represented 72.7% of sales in the first six months of 2004 compared to 70.1% in the first six months of 2003. These sales increased $13.9 million to $75.0 million compared to $61.1 million in the same period in 2003. While local (or manual) read water meter sales volumes declined slightly compared to the same period in 2003, the first six months of 2004 saw significant increases in the number of units utilizing AMR technologies, which carry higher prices and contributed to the increase in net sales for the quarter. The Company's net sales in the first quarter of 2003 were negatively influenced by the soft general economy and geopolitical concerns, including security concerns. As a result, the company experienced longer sales cycles (and lower sales volumes) during the first quarter of 2003 as water utilities, the Company's principal customers, evaluated the requirements and costs of increased security.

      Industrial sales are affected by economic conditions, domestically and internationally, in each of the markets served by the various product lines. In total, industrial products represented 27.3% of total sales for the six months ending June 30, 2004 compared to 29.9% for the same period in 2003. The change was due to a higher percentage increase in water meter sales compared to industrial sales and to the effects of exchange rates which favorably affected sales (approximately $1.4 million). Industrial sales increased $2.2 million to $28.2 million in the first six months of 2004 compared to $26.0 million in the same period in 2003 due to slightly higher volumes in most product lines.

      Gross margins for the first six months of 2004 were 32.6% compared to 33.3% in the same period in 2003. The decrease was due to continuing price pressures due to competition, higher brass costs and the effects of the stronger euro on certain foreign-sourced components, offset somewhat by the higher mix of AMR products which carry higher margins.

      Selling, engineering and administration costs decreased $0.2 million, or 1.0%, in the six-month period ending June 30, 2004 compared to the same period in 2003 due to continuing cost control efforts offset somewhat by normal inflationary increases. Interest expense for the six months ending June 30, 2004 was $86,000 lower due to lower debt balances offset by higher interest rates as a result of the Company converting lower interest rate short-term debt to higher interest rate long-term debt in late December 2003.

      Other expense (income), net, for the six-month period ending June 30, 2004 compared to the same period in 2003 has an unfavorable variation of $1,422,000 due primarily to transactions that took place in the second quarter of 2003 resulting in the recognition of income, including $0.9 million in foreign exchange gains and recognizing a gain of $0.2 million of stock received when an insurance company from which the Company purchased life insurance policies converted from a mutual structure to a public structure. There were no similar transactions in 2004.

      As a result of the above, net earnings for the first six months of 2004 were $5,427,000 compared to net earnings for the first six months of 2003 of $3,312,000. On a diluted earnings per share basis, this equated to $1.61 per share for the first six months of 2004 compared to $1.00 for the same period in 2003.

Liquidity and Capital Resources

      The main sources of liquidity for the Company typically are cash from operations and borrowing capacity. For the first six months of 2004, $3.6 million of cash was provided by operations, primarily as the net result of increased earnings, offset by increases in receivables and inventory balances associated with increased business and decreases in current liabilities.

      The change in the receivables balance from $26.3 million at December 31, 2003 to $29.8 million at June 30, 2004 was primarily due to increased sales and the timing of certain customer payments.

      Inventories at June 30, 2004 increased nearly $1.3 million, or 4.2%. This increase was primarily due to a build up of certain longer lead-time electronic materials and stock for new product offerings (some of which was affected by the strength of the euro) as well as increased costs of certain metal alloys.

      Capital expenditures of $2.5 million were less than depreciation expense of $3.6 million for the first six months of 2004 resulting in a net decrease in net property, plant and equipment balances from December 31, 2003.

      Prepaid pension declined from $16.2 million at December 31, 2003 to $15.8 million at June 30, 2004 due to pension expense. Goodwill decreased due to the effects of foreign currency translation adjustments.

      Short-term debt and the current portion of long-term debt at June 30, 2004 increased to a combined $14.0 million versus a balance at the end of 2003 of $9.2 million. This increase was primarily due to cash required for increased receivables and inventory balances, capital expenditures, repayments of long-term debt and dividends. The long-term debt amounts declined as a result of regularly scheduled payments.

      Payables decreased to $14.4 million at June 30, 2004 from $14.9 million at December 31, 2003 primarily as a result of the timing of payments. Income and other taxes increased to $3.2 million from nearly $2.6 million at December 31, 2003 as a result of the timing of tax payments and increased earnings in the current year.

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

      Badger Meter's financial condition remains strong. The Company believes that its operating cash flows, available borrowing capacity including $27.5 million of unused credit lines, and its ability to raise additional capital provide adequate resources to fund ongoing operating requirements, future capital requirements and the development of new products.

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

Off-Balance Sheet Arrangements and Contractual Obligations

      The Company's off-balance sheet arrangements and contractual obligations are discussed in Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Off-Balance Sheet Arrangements" and "Contractual Obligations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and have not materially changed since that report was filed.

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

Item 4 Controls and Procedures

      In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the second quarter 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of the end of the second quarter 2004 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

      There was no change in the Company's internal control over financial reporting that occurred during the second quarter 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - Other Information

Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The Company has undertaken stock repurchases from time to time to offset dilution created by shares issued for stock options and other corporate purposes, as well as to repurchase shares when market conditions are favorable. For the first half of 2004, the Company repurchased 17,989 shares of Common Stock for $694,000. As of the end of the second quarter of 2004, the Company has remaining availability to repurchase up to an additional $11.3 million in Common Stock pursuant to the Board of Directors' authorizations. The purchase of Common Stock is at the Company's discretion, subject to prevailing financial and market conditions.

      The following chart discloses information regarding the shares of the Company's Common Stock repurchased during the second quarter of fiscal 2004, all of which were purchased pursuant to the Board of Directors' authorizations:

                                                                                 Total Number of              Maximum Number
                                                                                 Shares Purchased          of Shares that May
                                                                                as Part of Publicly         Yet Be Purchased
                                Total Number of         Average Price Paid      Announced Plans or         under the Plans or
             Period             Shares Purchased           Per Share                Programs                    Programs
------------------------------------------------------------------------------------------------------------------------------
January 1 to January 31              5,650                  $37.01                    5,650                       268,189
------------------------------------------------------------------------------------------------------------------------------
February 1 to February 29            1,828                  $36.63                    1,828                       266,361
------------------------------------------------------------------------------------------------------------------------------
March 1 to March 31                  4,945                  $36.87                    4,945                       261,416
------------------------------------------------------------------------------------------------------------------------------
April 1 to April 30                  2,280                  $41.79                    2,280                       259,136
------------------------------------------------------------------------------------------------------------------------------
May 1 to May 31                      2,920                  $42.86                    2,920                       256,216
------------------------------------------------------------------------------------------------------------------------------
June 1 to June 30                      366                  $42.31                      366                       255,850
------------------------------------------------------------------------------------------------------------------------------
         Total/Average              17,989                  $38.59                   17,989                       255,850
------------------------------------------------------------------------------------------------------------------------------

      On December 4, 2000, the Board of Directors authorized the repurchase of up to 600,000 shares of Badger Meter, Inc. Common Stock over a three-year period. The Company publicly announced the stock repurchase plan in a press release issued on December 4, 2000. At November 14, 2003, the Company had repurchased a total of 320,945 shares. The Board authorized a two-year extension of the repurchase plan, effective December 1, 2003, allowing the Company to repurchase up to the remaining 279,055 shares prior to December 1, 2005. The Company publicly announced the extension of the stock repurchase plan in a press release issued on November 14, 2003.

Item 4 Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of Shareholders held on April 23, 2004, the following individuals were elected to the Board of Directors:

                                              Votes      Votes
NAME                                           FOR      WITHHELD    Not Voted
----                                        ---------   --------    ---------
DIRECTORS ELECTED TO THREE-YEAR
TERMS EXPIRING AT THE 2007 ANNUAL MEETING
Kenneth P. Manning                          3,095,612    11,665      193,546
John J. Stollenwerk                         3,077,576    29,701      193,546

DIRECTORS CONTINUING IN OFFICE WITH TERMS EXPIRING AT THE 2005 ANNUAL MEETING Thomas J. Fischer
James L. Forbes
Richard A. Meeusen

DIRECTORS CONTINUING IN OFFICE WITH TERMS EXPIRING AT THE 2006 ANNUAL MEETING Ulice Payne, Jr.
Andrew J. Policano
Steven J. Smith

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

(b)   Reports on Form 8-K:

      A current report was filed on May 27, 2004 under Items 4 and 7 of Form 8-K disclosing a change in the independent auditors for the Company's Badger Meter Employee Savings and Stock Ownership Plan, and an amendment to such current report was filed on June 4, 2004.

      A current report was furnished on July 19, 2004 under Items 7 and 12 of Form 8-K to disclose the full contents of the Company's press release that reported the results of the three and six-month periods ended June 30, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BADGER METER, INC.

Dated: July 29, 2004                  By /s/ Richard A. Meeusen
                                         ------------------------
                                         Richard A. Meeusen
                                         Chairman, President and Chief Executive
                                         Officer

                                      By /s/ Richard E. Johnson
                                         ------------------------
                                         Richard E. Johnson
                                         Senior Vice President - Finance,
                                         Chief Financial Officer and Treasurer

                                      By /s/ Beverly L.P. Smiley
                                         ------------------------
                                         Beverly L.P. Smiley
                                         Vice President - Controller

                               BADGER METER, INC.

          QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED JUNE 30, 2004

                                  EXHIBIT INDEX

Exhibit No.    Description
----------     -----------
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