Form 10-Q
period 2004-09-30
BADGER METER INC
filed 2004-10-28
CIK 9092

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                for the quarterly period ended SEPTEMBER 30, 2004



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

         As of October 15, 2004, there were 3,335,465 shares of Common Stock outstanding with a par value of $1.00 per share.

                               BADGER METER, INC.

        QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2004

                                      INDEX



                                                                                                  Page No.
Part I.  Financial Information:

   Item 1       Financial Statements:

                Consolidated Condensed Balance Sheets --
                September 30, 2004 and December 31, 2003                                              4

                Consolidated Condensed Statements of Operations --
                Three and Nine Months Ended September 30, 2004 and 2003                               5

                Consolidated Condensed Statements of Cash Flows --
                Nine Months Ended September 30, 2004 and 2003                                         6

                Notes to Consolidated Condensed Financial Statements                                  7

   Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                  10

   Item 3       Quantitative and Qualitative Disclosures about Market Risk                           13

   Item 4       Controls and Procedures                                                              13

Part II. Other Information:

   Item 2       Unregistered Sales of Equity Securities and Use of Proceeds                          13

   Item 6       Exhibits                                                                             14

Signatures                                                                                           15

Exhibit Index                                                                                        16


                Special Note Regarding Forward Looking Statements


         Certain statements contained in this Form 10-Q, as well as other information provided from time to time by the Company or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words "anticipate," "believe," "estimate," "expect," "think," "should" and "objective" or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company's then current views and assumptions and involve risks and uncertainties that include, among other things:

    - the continued shift in the Company's business from lower cost, local-read meters toward more expensive, value-added automatic meter reading (AMR) systems;
    - the success or failure of new Company products, including the Orion(R) radio frequency drive-by AMR meter, the absolute digital encoder (ADE) and the proposed Galaxy(TM) fixed network AMR system;
    - changes in competitive pricing and bids in both the domestic and foreign marketplaces, and particularly in continued intense price competition on government bid contracts for lower cost, local read meters;
    -    the actions (or lack thereof) of the Company's competitors;
    - the Company's relationships with its alliance partners, particularly its alliance partners that provide AMR connectivity solutions;
    - the general health of the United States and foreign economies, particularly including housing starts in the United States and overall industrial activity;
    - increases in the cost and/or availability of needed raw materials and parts, including recent increases in the cost of brass housings as a result of increases in the commodity prices for copper and zinc at the supplier level;
    - changes in foreign economic conditions, including currency fluctuations such as the increase in the euro versus the United States dollar; and
    - changes in laws and regulations, particularly laws dealing with the use of lead (which can be used in the manufacture of certain meters incorporating brass housings) and Federal Communications Commission rules affecting the use and/or licensing of radio frequencies necessary for AMR products.

         All of these factors are beyond the Company's control to varying degrees. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward looking statements and are cautioned not to place undue reliance on such forward looking statements. The forward looking statements made in this document are made only as of the date of this document and the Company assumes no obligation, and disclaims any obligation, to update any such forward looking statements to reflect subsequent events or circumstances.

                         Part I - Financial Information

Item 1   Financial Statements
                               BADGER METER, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                       September 30,             December 31,
                                                                                           2004                     2003
                                                                                           ----                     ----
                                                                                       (Unaudited)
                                     Assets

Current assets:
     Cash                                                                                $   2,015                $   2,089
     Receivables                                                                            31,024                   26,304
     Inventories:
       Finished goods                                                                       11,510                    8,010
       Work in process                                                                       9,851                    8,494
       Raw materials                                                                        10,854                   13,150
                                                                                         ---------                ---------
         Total inventories                                                                  32,215                   29,654
     Prepaid expenses                                                                        1,649                    1,193
     Deferred income taxes                                                                   3,779                    3,758
                                                                                         ---------                ---------
         Total current assets                                                               70,682                   62,998
Property, plant and equipment, at cost                                                     105,784                  104,081
     Less accumulated depreciation                                                         (64,383)                 (61,243)
                                                                                         ---------                ---------
        Net property, plant and equipment                                                   41,401                   42,838

Intangible assets, at cost less accumulated amortization                                     1,215                    1,336
Prepaid pension                                                                             17,526                   16,236
Other assets                                                                                 3,531                    3,354
Goodwill                                                                                     6,754                    7,089
                                                                                         ---------                ---------
Total assets                                                                             $ 141,109                $ 133,851
                                                                                         =========                =========

                      Liabilities and Shareholders' Equity
Current liabilities:
     Short-term debt                                                                     $   8,910                $   3,543
     Current portion of long-term debt                                                       5,662                    5,645
     Payables                                                                               13,841                   14,895
     Accrued compensation and employee benefits                                              6,593                    6,619
     Warranty and after-sale costs                                                           3,888                    3,767
     Income and other taxes                                                                  3,499                    2,583
                                                                                         ---------                ---------
         Total current liabilities                                                          42,393                   37,052

Deferred income taxes                                                                        5,764                    5,699
Accrued non-pension postretirement benefits                                                  4,874                    5,069
Other accrued employee benefits                                                              6,027                    6,410
Long-term debt                                                                              19,797                   24,450
Commitments and contingencies
Shareholders' equity:
     Common Stock                                                                            4,904                    4,846
     Capital in excess of par value                                                         21,541                   20,079
     Reinvested earnings                                                                    65,043                   58,928
     Accumulated other comprehensive income                                                  1,150                    1,280
     Less: Employee benefit stock                                                           (1,065)                  (1,285)
           Treasury stock, at cost                                                         (29,319)                 (28,677)
                                                                                         ---------                ---------
         Total shareholders' equity                                                         62,254                   55,171
                                                                                         ---------                ---------
Total liabilities and shareholders' equity                                               $ 141,109                $ 133,851
                                                                                         =========                =========

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           (Dollars in Thousands Except Share and Per Share Amounts)
                                   (Unaudited)

                                                                  Three Months Ended                       Nine Months Ended
                                                                     September 30,                           September 30,
                                                                     ------------                            ------------

                                                               2004                 2003                2004             2003
                                                               ----                 ----                ----             ----

Net sales                                                   $    53,340         $    48,613         $   156,492         $   135,704

Cost of sales                                                    35,437              32,516             104,982              90,640
                                                            -----------         -----------         -----------         -----------

Gross margin                                                     17,903              16,097              51,510              45,064

Selling, engineering and
     administration                                              11,323              11,317              34,965              35,189
                                                            -----------         -----------         -----------         -----------

Operating earnings                                                6,580               4,780              16,545               9,875

Interest expense                                                    406                 423               1,288               1,391
Other expense (income), net                                         114                  68                 314              (1,154)
                                                            -----------         -----------         -----------         -----------

Earnings before income taxes                                      6,060               4,289              14,943               9,638

Provision for income taxes                                        2,671               1,645               6,127               3,682
                                                            -----------         -----------         -----------         -----------

Net earnings                                                $     3,389         $     2,644         $     8,816         $     5,956
                                                            ===========         ===========         ===========         ===========

Per share amounts: *

   Earnings per share:
     Basic                                                  $      1.02         $       .82         $      2.68         $      1.85

     Diluted                                                $       .99         $       .80         $      2.60         $      1.81

   Dividends declared:                                      $       .28         $       .27         $       .82         $       .79

   Shares used in computation of:
     Basic                                                    3,306,633           3,237,605           3,290,027           3,216,267
     Impact of dilutive stock
       options                                                  122,006              79,873              98,917              69,699
                                                            -----------         -----------         -----------         -----------
     Diluted                                                  3,428,639           3,317,478           3,388,944           3,285,966
                                                            ===========         ===========         ===========         ===========


*Earnings per share is computed independently for each of the periods presented. Therefore, the sum of the quarterly earnings per share does not necessarily equal the total for the year to date.


     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                                 -------------
                                                                       2004                         2003
                                                                       ----                         ----
Operating activities:
   Net earnings                                                        $ 8,816                   $ 5,956
   Adjustments to reconcile net
     earnings to net cash provided
     by (used for) operations:
       Depreciation                                                      5,331                     5,426
       Amortization                                                        113                        88
       Tax benefit on stock options                                        374                       397
       Deferred income taxes                                                44                      (758)
       Noncurrent employee benefits                                        352                       880
       Contributions to pension plan                                    (2,000)                        0
       Changes in:
         Receivables                                                    (4,670)                   (3,975)
         Inventories                                                    (2,635)                   (4,171)
         Prepaid expenses                                                 (456)                     (579)
         Current liabilities other than debt                               292                     5,040
                                                                       -------                   -------
   Total adjustments                                                    (3,255)                    2,348
                                                                       -------                   -------
Net cash provided by operations                                          5,561                     8,304
                                                                       -------                   -------

Investing activities:
   Property, plant and equipment                                        (4,022)                   (5,350)
   Other - net                                                            (177)                      234
                                                                       -------                   -------
Net cash used for investing activities                                  (4,199)                   (5,116)
                                                                       -------                   -------

Financing activities:
   Net increase in short-term debt                                       5,367                     5,885
   Repayments of long-term debt                                         (4,606)                   (5,392)
   Dividends paid                                                       (2,701)                   (2,545)
   Proceeds from exercise of stock options                                 930                       533
   Treasury stock purchases                                               (917)                     (865)
   Issuance of treasury stock                                              491                       358
                                                                       -------                   -------
Net cash used for
   financing activities                                                 (1,436)                   (2,026)
                                                                       -------                   -------

Increase (decrease) in cash                                                (74)                    1,162
Cash - beginning of period                                               2,089                     3,779
                                                                       -------                   -------
Cash -- end of period                                                  $ 2,015                   $ 4,941
                                                                       =======                   =======




     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated condensed financial position at September 30, 2004, results of operations for the three and nine-month periods ended September 30, 2004 and 2003, and cash flows for the nine-month periods ended September 30, 2004 and 2003. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

     GOODWILL Goodwill decreased from $7,089,000 at December 31, 2003 to $6,754,000 at September 30, 2004 as a result of translation adjustments for goodwill denominated in foreign currencies and as a result of reversing the remaining unused severance accrual of $273,000 related to the termination of several employees in conjunction with the company's acquisition of MecaPlus Equipments SA in 2002.

     WARRANTY AND AFTER-SALE COSTS The Company estimates and records provisions for warranties and other after-sale costs in the period the sale is reported. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company's warranty and after-sale costs reserve for the nine-month periods ended September 30, 2004 and 2003 are as follows:

                          Balance at        Additions                            Balance
                           beginning       charged to             Costs               at
     (In thousands)          of year         earnings          incurred     September 30
     -----------------------------------------------------------------------------------

     2004                   $3,767           $  947             $(826)         $3,888
     2003                   $3,597           $1,086             $(923)         $3,760

     STOCK OPTION PLANS The Company has six stock option plans which provide for the issuance of options to key employees and directors of the Company. Each plan authorizes the issuance of options to purchase up to an aggregate of 200,000 shares of Common Stock, with vesting periods of up to ten years and maximum option terms of ten years. As of September 30, 2004, options to purchase 149,002 shares are available for grant.

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

                                                                   Three months                       Nine months
                                                                ended September 30,                ended September 30,
                                                                -------------------                -------------------

     (In thousands except per share amounts)                     2004         2003                  2004          2003
     --------------------------------------------------------------------------------------------------------------------

     Net earnings, as reported                                $   3,389    $   2,644             $   8,816      $   5,956
     Deduct:  Total stock-based compensation
       determined under fair value based method
       for all awards since January 1, 1995,
       net of related tax effects                                    88           93                   283            269
                                                              ---------    ---------             ---------       --------
     Pro forma net earnings                                   $   3,301    $   2,551             $   8,533      $   5,687
                                                              =========    =========             =========      =========

     Earnings per share:
       Basic, as reported                                     $    1.02    $     .82             $    2.68      $    1.85
       Basic, pro forma                                       $    1.00    $     .79             $    2.59      $    1.77
       Diluted, as reported                                   $     .99    $     .80             $    2.60      $    1.81
       Diluted, pro forma                                     $     .96    $     .77             $    2.47      $    1.73


3. The Company maintains a non-contributory defined benefit pension plan for its domestic employees and a non-contributory postretirement plan that provides medical benefits for certain domestic retirees and eligible dependents. The following table sets forth the components of net periodic benefit cost for the three months ended September 30, 2004 and 2003 based on a September 30 measurement date:

                                                                                                              Other
                                                                                                     postretirement
                                                                      Pension benefits                     benefits
-------------------------------------------------------------------------------------------------------------------
     (In thousands)                                                  2004         2003           2004          2003
     --------------                                                  ----         ----           ----          ----
     Service cost                                               $     406    $     395         $   41       $    26
     Interest cost                                                    628          657            119           126
     Expected return on plan assets                                  (928)        (991)             -             -
     Amortization of prior service cost                               (34)         (34)           (43)          (44)
     Amortization of net loss                                         164          102             38            30
                                                                ---------    ---------         ------       -------
     Net periodic benefit cost                                  $     236    $     129         $  155       $   138
                                                                =========    =========         ======       =======


     The following table sets forth the components of net periodic benefit cost for the nine months ended September 30, 2004 and 2003 based on a September 30 measurement date:

                                                                                                              Other
                                                                                                     postretirement
                                                                      Pension benefits                     benefits
-------------------------------------------------------------------------------------------------------------------
     (In thousands)                                                  2004         2003           2004          2003
     --------------                                                  ----         ----           ----          ----
     Service cost                                               $   1,219    $   1,184         $  125       $    78
     Interest cost                                                  1,883        1,972            356           377
     Expected return on plan assets                                (2,783)      (2,973)             -             -
     Amortization of prior service cost                              (102)        (102)          (130)         (131)
     Amortization of net loss                                         492          306            115            90
                                                                ---------    ---------         ------       -------
     Net periodic benefit cost                                  $     709    $     387         $  466       $   414
                                                                =========    =========         ======       =======

     The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it did not expect to contribute funds to its pension plan in 2004. As the year progressed and the return on assets declined, the Company elected to make a $2 million contribution to fully fund the plan at the end of the third quarter of 2004. The Company will not make any additional contributions for the remainder of 2004.

     The Company also disclosed in its financial statements for the year ended December 31, 2003 that it estimated it would pay $1,276,000 in other postretirement benefits in 2004. As of September 30, 2004, $848,000 of such benefits were paid, which was less than anticipated due to the timing of payments and lower than expected benefit payment obligations. Therefore, the Company believes that its estimated payments for the full year may be slightly less than originally expected. The amount of actual benefits paid in 2004 will not impact the expense recognized for postretirement benefits for the year as that amount is based upon an actuarial valuation.

     FASB Financial Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act), addresses the impact of the Act enacted in December 2003. The Act provides a prescription drug benefit for Medicare eligible employees starting in 2006. The Company does not believe that the Act will have an impact on the Company's postretirement benefit obligation because benefit levels of the Company's plan currently do not meet the criteria set forth by the Act to qualify for the subsidy.

4. The Company guarantees the debt of the Badger Meter Officers' Voting Trust (BMOVT), from which the trust obtained loans from a bank on behalf of the officers of the Company in order to purchase shares of the Company's Common Stock. The officers' loan amounts are collateralized by the Company's shares that were purchased with the loans' proceeds. There have been no loans made to officers by the BMOVT since July 2002. The Company had guaranteed $1,634,000 and $1,754,000 at September 30, 2004 and December 31, 2003, respectively. The current loan matures in April 2005, at which time it is expected to be renewed. The fair market value of this guarantee at September 30, 2004 continues to be insignificant because the collateral value of the shares exceeds the loan amount.

     The Company guarantees the outstanding debt of the Badger Meter Employee Savings and Stock Ownership Plan that is recorded in long-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders' equity. The loan amount is collateralized by shares of the Company's Common Stock. A payment of $220,000 in the first quarter of 2004 reduced the loan from $1,285,000 at December 31, 2003 to $1,065,000 at September 30, 2004.

5. Total comprehensive income was $3,486,000 and $2,749,000 for the three-month periods ended September 30, 2004 and 2003, respectively. Included in the three months ended September 30, 2004 and 2003 was $97,000 and $105,000 of other comprehensive income, respectively, related to foreign currency translation adjustments. Total comprehensive income was $8,686,000 and $7,063,000 for the nine-month periods ended September 30, 2004 and 2003, respectively. Included in the nine months ended September 30, 2004 and 2003 was ($130,000) of other comprehensive loss and $1,107,000 of other comprehensive income, respectively, related to foreign currency translation adjustments.

6 In the normal course of business, the Company is named in legal proceedings from time to time. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

     The Company is subject to contingencies relating to environmental laws and regulations. Currently, the Company is in the process of resolving an issue relating to a landfill site. Provision has been made for all known settlement costs, which are not material.

     The Company is also a defendant in several multi-party asbestos lawsuits pending in various state courts. These lawsuits assert claims alleging that certain industrial products were manufactured by the defendants and were the cause of injury and harm. The Company is vigorously defending itself against these alleged claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

     The Company is currently involved in negotiating a collective bargaining agreement with District 10 of the International Association of Machinists for the nearly 230 employees covered by such agreement. The Company is presently operating under a four-year contract with the union that expires October 31, 2004 and believes it will successfully negotiate a new contract.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Description and Overview

         Badger Meter is a leading marketer and manufacturer of products using flow measurement and control technologies developed both internally and with other technology companies. Its products are used to measure and control the flow of liquids in a variety of applications. The Company's product lines fall into two general categories, utility and industrial. Two product lines, residential and commercial water meters (with various meter reading technology systems), are generally sold to water utilities. Industrial product line sales comprise the remainder of the Company's sales and include automotive fluid meters and systems, small precision valves, electromagnetic meters, impeller flow meters and industrial process meters (all with related accessories and instrumentation).

         Residential and commercial water meters and related systems provide the majority of the Company's sales. Sales are classified as local (or manual) read meters or automatic meter reading (AMR) products. Local read meters consist of a water meter and a register. With AMR meters, the register digitally encodes the mechanical reading and its radio frequency transmitter communicates the data to a computerized system that collects the data and sends it to specific utility computerized programs. Net sales and the corresponding net earnings depend on unit volume and mix of products, with the Company generally earning higher margins on AMR products. There is a base level of annual business driven by replacement units, and to a lesser extent, housing starts. It is the Company's belief that conversion from local read meters to AMR products can accelerate replacements of meters and result in growth. Badger Meter's strategy is to solve customers' metering needs with its proprietary meter reading systems or other systems available through alliances within the marketplace.

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

Results of Operations - Three Months Ended September 30

         Net sales for the three-month period ended September 30, 2004 increased $4.7 million, or 9.7%, over the same period in 2003. Residential and commercial water meter sales represented 76.3% of total sales in the third quarter of 2004 compared to 75.1% in the third quarter of 2003. These sales increased $4.2 million to $40.7 million compared to $36.5 million in the same period in 2003. While local (or manual) read water meter unit sales declined slightly compared to the same period in 2003, the third quarter of 2004 saw significant increases in the number of units utilizing AMR technologies, which carry higher prices and contributed to the increase in net sales for the quarter.

         Industrial sales are affected by economic conditions, domestically and internationally, in each of the markets served by the various product lines. In total, industrial products represented 23.7% of total sales for the three months ended September 30, 2004 compared to 24.9% for the same period in 2003. The change was due to a higher percentage increase in water meter sales compared to industrial product sales. Industrial sales increased $0.5 million to $12.6 million in the third quarter of 2004 compared to $12.1 million in the third quarter of 2003 as most product lines saw modest increases in sales, much of which was due to foreign exchange effects of $0.4 million.

         Gross margins for the second quarter of 2004 were 33.6% compared to 33.1% in the second quarter of 2003. The increase was due to the higher mix of AMR products which carry higher margins, offset somewhat by continuing price pressures due to competition, higher costs of metal alloys, and the effects of the stronger euro on certain foreign-sourced components. Margins were also negatively affected by weak economic conditions and warranty charges for the automotive systems product line, which is the primary business of the Company's French subsidiary.

         Selling, engineering and administration costs were comparable to the third quarter of 2003 due to continuing cost control efforts, offset somewhat by normal inflationary increases. Interest expense for the third quarter of 2004 was $17,000 lower than the same period in the prior year primarily due to lower debt balances offset somewhat by higher interest rates as a result of the Company converting lower interest rate short-term debt to higher interest rate long-term debt in late December 2003.

         The effective tax rate for the third quarter of 2004 was 44.1% compared to 38.4%. With continuing losses of the Company's French subsidiary, it is not certain that net operating loss carry forwards generated during the quarter will be realized through future profits. As such, consistent with prior periods, a valuation reserve was established against net operating loss carry forwards, which resulted in the effective tax rate increase.

         As a result of the factors discussed above, net earnings for the third quarter of 2004 were $3,389,000 compared to net earnings in the third quarter of 2003 of $2,644,000. On a diluted earnings per share basis, this equated to $0.99 per share for the third quarter of 2004 compared to $0.80 for the same period in 2003.

Results of Operations - Nine Months Ended September 30

         Net sales for the nine months ended September 30, 2004 increased nearly $20.8 million, or 15.3%, to $156.5 million from $135.7 million for the same period in 2003. Residential and commercial water meter sales represented 73.9% of total sales in the first nine months of 2004 compared to 71.9% in the first nine months of 2003. These sales increased $18.1 million to $115.6 million compared to $97.5 million in the same period in 2003. While local (or manual) read water meter unit sales declined slightly compared to the same period in 2003, the first nine months of 2004 saw significant increases in the number of units utilizing AMR technologies, which carry higher prices and contributed to the increase in net sales for the quarter. The Company's net sales in the first quarter of 2003 were negatively influenced by the soft general economy and geopolitical concerns, including security concerns. As a result, the Company experienced longer sales cycles (and lower sales volumes) during the first quarter of 2003 as water utilities, the Company's principal customers, evaluated the requirements and costs of increased security.

         Industrial sales are affected by economic conditions, domestically and internationally, in each of the markets served by the various product lines. In total, industrial products represented 26.1% of total sales for the nine months ended September 30, 2004 compared to 28.1% for the same period in 2003. Industrial sales increased $2.7 million to $40.9 million in the first nine months of 2004 compared to $38.2 million in the same period in 2003 due to slightly higher volumes in most product lines. The change was due to a higher percentage increase in water meter sales compared to industrial product sales and to the effects of foreign currency exchange rates which favorably affected sales by $1.8 million.

         Gross margins for the first nine months of 2004 were 32.9% compared to 33.2% in the same period in 2003. The decrease was due to continuing price pressures due to competition, higher costs of metal alloys, and the effects of the stronger euro on certain foreign-sourced components, offset somewhat by the higher percentage of AMR products sold, which carry higher margins. Margins were also negatively affected by weak economic conditions and warranty charges for the automotive systems product line, which is the primary business of the Company's French subsidiary.

         Selling, engineering and administration costs decreased $0.2 million, or 0.6%, in the nine-month period ended September 30, 2004 compared to the same period in 2003 due to continuing cost control efforts, offset somewhat by normal inflationary increases. Interest expense for the nine months ended September 30, 2004 was $0.1 million lower due to lower debt balances offset by higher interest rates as a result of the Company converting lower interest rate short-term debt to higher interest rate long-term debt in late December 2003.

         Other expense (income), net, for the nine-month period ended September 30, 2004 compared to the same period in 2003 has an unfavorable variation of $1.5 million due primarily to transactions that took place in the second quarter of 2003 resulting in the recognition of income, including $0.8 million in foreign exchange gains and recognizing a gain of $0.2 million of stock received when an insurance company from which the Company purchased life insurance policies converted from a mutual structure to a public structure. There were no similar transactions in 2004.

         The effective tax rate for the nine months ended September 30, 2004 was 41.0% compared to 38.2% for the same period in 2003. With continuing losses of the Company's French subsidiary, it is not certain that net operating loss carry forwards generated during the nine months ended September 30, 2004 will be realized through future profits. As such, consistent with prior periods, a valuation reserve was established against net operating loss carry forwards, which resulted in the effective tax rate increase.

         As a result of the factors discussed above, net earnings for the first nine months of 2004 were $8,816,000 compared to net earnings for the first nine months of 2003 of $5,956,000. On a diluted earnings per share basis, this equated to $2.60 per share for the first nine months of 2004 compared to $1.81 for the same period in 2003.

Liquidity and Capital Resources

         The main sources of liquidity for the Company typically are cash from operations and borrowing capacity. For the first nine months of 2004, nearly $5.6 million of cash was provided by operations, primarily as the net result of increased earnings adjusted for depreciation and amortization, offset by increases in receivables and inventory balances associated with increased business and contributions to the pension plan.

         The change in the receivables balance from $26.3 million at December 31, 2003 to $31.0 million at September 30, 2004 was primarily due to increased sales and the timing of certain customer payments.

         Inventories at September 30, 2004 increased $2.6 million, or 8.6%. This increase was primarily due to a build up of certain longer lead-time electronic materials and stock for new product offerings (some of which was affected by the strength of the euro) as well as increased costs of certain metal alloys.

         Capital expenditures of $4.0 million were less than the depreciation expense of $5.3 million for the first nine months of 2004 resulting in a net decrease in net property, plant and equipment balances from December 31, 2003.

         Prepaid pension increased from $16.2 million at December 31, 2003 to $17.5 million at September 30, 2004 due to the Company's election to make a payment of $2.0 million into the pension plan offset by pension expense. Goodwill decreased due to reversing the remaining unused severance accrual of $273,000 related to the Company's acquisition of MecaPlus Equipements SA and the effects of foreign currency translation adjustments.

         Short-term debt and the current portion of long-term debt at September 30, 2004 increased to a combined $14.6 million versus a balance at the end of 2003 of $9.2 million. This increase was primarily due to cash required for increased receivables and inventory balances, capital expenditures, repayments of long-term debt and dividends. The long-term debt amounts declined as a result of regularly scheduled payments.

         Payables decreased to $13.8 million at September 30, 2004 from $14.9 million at December 31, 2003 primarily as a result of the timing of payments. Income and other taxes increased to $3.5 million from $2.6 million at December 31, 2003 as a result of the timing of tax payments and increased earnings in the current year.

         Common stock and capital in excess of par value have increased from December 31, 2003 due to new shares issued in connection with the exercise of stock options and purchases by the Employee Savings and Stock Ownership Plan (ESSOP). Treasury stock increased due to shares repurchased during the period. Employee benefit stock decreased $0.2 million due to shares released as a result of a payment made on the ESSOP loan during the first quarter of 2004.

         Badger Meter's financial condition remains strong. The Company believes that its operating cash flows, available borrowing capacity, including $27.0 million of unused credit lines, and its ability to raise additional capital provide adequate resources to fund ongoing operating requirements, future capital requirements and the development of new products.

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

         The Company is also a defendant in a number of multi-party asbestos lawsuits pending in various state courts. These lawsuits assert claims alleging that certain industrial products were manufactured by the defendants and were the cause of injury and harm. The Company is vigorously defending itself against these alleged claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

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

Item 4   Controls and Procedures

         In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the third quarter of 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President -- Finance, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President -- Finance, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of the end of the third quarter of 2004 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

         There was no change in the Company's internal control over financial reporting that occurred during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           Part II - Other Information

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

         The Company has undertaken stock repurchases from time to time to offset dilution created by shares issued for stock options and other corporate purposes, as well as to repurchase shares when market conditions are favorable. For the quarter ended September 30, 2004, the Company repurchased 5,069 shares of Common Stock for $223,000. As of the end of the third quarter of 2004, the Company has remaining availability to repurchase up to an additional 250,781 shares (which is currently valued at $11.4 million) in Common Stock pursuant to the Board of Directors' authorizations. The purchase of Common Stock is at the Company's discretion, subject to prevailing financial and market conditions.

         The following chart discloses information regarding the shares of the Company's Common Stock repurchased during the quarter ended September 30, 2004, all of which were purchased pursuant to the Board of Directors' authorizations:

                                                                                Total number of shares        Maximum number
                                                                                 purchased as part of     of shares that may yet
                                    Total number of      Average price paid       publicly announced      be purchased under the
         Period                    shares purchased           per share           plans or programs         plans or programs
July 1 to July 31                         3,088                 $43.43                  3,088                     252,762

August 1 to August 31                     1,177                 $44.50                  1,177                     251,585

September 1 to September 30                 804                 $45.45                    804                     250,781
                                         ------                -------                 ------                    --------
           Total/Average                  5,069                 $44.00                  5,069                     250,781


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

Item 6   Exhibits

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






                                        BADGER METER, INC.



Dated:  October 27, 2004              By /s/  Richard A. Meeusen
                                         -----------------------
                                         Richard A. Meeusen
                                         Chairman, President and Chief Executive
                                         Officer



                                      By /s/  Richard E. Johnson
                                         -----------------------
                                         Richard E. Johnson
                                         Senior Vice President - Finance, Chief
                                         Financial Officer and Treasurer



                                      By /s/  Beverly L.P. Smiley
                                         ------------------------
                                         Beverly L.P. Smiley
                                         Vice President - Controller

                               BADGER METER, INC.

        QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2004

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