Form 10-K
period 2004-12-31
BADGER METER INC
filed 2005-03-01
CIK 9092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the fiscal year ended December 31, 2004

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
      The aggregate market value of the Common Stock held by non-affiliates of the Company as of December 31, 2004 was $137,093,691. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $22.13 per share, the closing price of the Common Stock as reported on the American Stock Exchange on June 30, 2004, and (ii) each of the executive officers and directors is deemed to be an affiliate of the Company.
      As of February 11, 2005, there were 6,741,785 shares of Common Stock outstanding with a par value of $1.00 per share.
      Portions of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year, are incorporated by reference from the definitive Proxy Statement into Part III.

PART I
PART II
BADGER METER, INC.
Management’s Annual Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
PART III
PART IV
SIGNATURE
EXHIBIT INDEX
Note Modification Agreement & Amendment to Loan Agreement
Subsidiaries of the Registrant
Consent of Independent Registered Public Accoutning Firm
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of CEO and CFO

Special Note Regarding Forward Looking Statements
      Certain statements contained in this Form 10-K and accompanying 2004 Annual Report, as well as other information provided from time to time by the Company or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties that include, among other things:

•	the continued shift in the Company’s business from lower cost, local-read meters toward more expensive, value-added automatic meter reading (AMR) systems;

•	the success or failure of newer Company products, including the Orion® radio frequency mobile AMR system, the absolute digital encoder (ADEtm) and the Galaxytm fixed network AMR system;

•	changes in competitive pricing and bids in both the domestic and foreign marketplaces, and particularly in continued intense price competition on government bid contracts for lower cost, local read meters;

•	the actions (or lack thereof) of the Company’s competitors;

•	the Company’s relationships with its alliance partners, particularly its alliance partners that provide AMR connectivity solutions;

•	the general health of the United States and foreign economies, including housing starts in the United States and overall industrial activity;

•	increases in the cost and/or availability of needed raw materials and parts, including recent increases in the cost of brass housings as a result of increases in the commodity prices for copper and zinc at the supplier level;

•	changes in foreign economic conditions, including currency fluctuations such as the increase in the euro versus the United States dollar; and

•	changes in laws and regulations, particularly laws dealing with the use of lead (which can be used in the manufacture of certain meters incorporating brass housings) and Federal Communications Commission rules affecting the use and/or licensing of radio frequencies necessary for AMR products.
      All of these factors are beyond the Company’s control to varying degrees. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward looking statements and are cautioned not to place undue reliance on such forward looking statements. The forward looking statements made in this document are made only as of the date of this document and the Company assumes no obligation, and disclaims any obligation, to update any such forward looking statements to reflect subsequent events or circumstances.
PART I

ITEM 1.	BUSINESS
      Badger Meter, Inc. (the “Company”) is a leading marketer and manufacturer of products, and a provider of services, using flow measurement and control technologies serving markets worldwide. The Company was incorporated in 1905.
Available Information
      The Company’s Internet address is http://www.badgermeter.com. The Company makes available free of charge (other than an investor’s own Internet access charges) through its Internet website its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, on the same day they are electronically filed with, or furnished to, the Securities and Exchange Commission. The

Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.
Markets and Products
      Badger Meter is a leading marketer and manufacturer of products using flow measurement and control technologies developed both internally and with other technology companies. Its products are used to measure and control the flow of liquids in a variety of applications. The Company’s product lines fall into two general categories, utility and industrial. Two product lines, residential and commercial water meters (with various meter reading technology systems), are generally sold to water utilities and constitute a majority of the Company’s sales. Industrial product line sales comprise the remainder of the Company’s sales and include automotive fluid meters and systems, small precision valves, electromagnetic meters, impeller flow meters and industrial process meters (all with related accessories and instrumentation).
      Residential and commercial water meters and related systems are classified as local (or manual) read meters or automatic meter reading (AMR) products. Local read meters consist of a water meter and a register. With AMR meters, the register digitally encodes the mechanical reading and its radio frequency transmitter communicates the data to a computerized system that collects the data and sends it to specific utility computerized programs. Net sales and the corresponding net earnings depend on unit volume and mix of products, with the Company generally earning higher margins on AMR products. There is a base level of annual business for these products driven by replacement units and, to a lesser extent, housing starts. Sales above the base level depend on conversions to AMR. The Company believes that conversion from local read meters to AMR products can accelerate replacements of meters and result in growth, because it is estimated that only 15% of the water meter market has been converted to AMR. Badger Meter’s strategy is to solve customers’ metering needs with its proprietary meter reading systems or other systems available through alliances within the marketplace.
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
      The Company’s products are primarily manufactured and assembled in the Company’s Milwaukee, Wisconsin; Tulsa, Oklahoma; Rio Rico, Arizona; Nogales, Mexico and Brno, Czech Republic facilities. Products are also assembled in the Company’s Stuttgart, Germany and Nancy, France facilities.
      The Company’s products are sold throughout the world through various distribution channels including direct sales representatives, distributors and independent sales representatives. There is a moderate seasonal impact on sales, primarily relating to higher sales of certain utility products during the spring and summer months. No single customer accounts for more than 10% of the Company’s sales.
Competition
      There are several competitors in each of the markets in which the Company sells its products, and the competition varies from moderate to intense. Major competitors include Sensus Metering Systems, Inc. (formerly Invensys, Inc.), Neptune Technologies (formerly Neptune Technology Group, Inc.) and AMCO Water Metering Systems (formerly ABB-Kent Meters, Inc.). A number of the Company’s competitors in certain markets have greater financial resources. The Company believes it currently provides the leading technology in water meters and associated automatic meter reading systems for water utilities. As a result of significant research and development activities, the Company enjoys favorable patent positions for several of its products.
Backlog
      The dollar amount of the Company’s total backlog of unshipped orders at December 31, 2004 and 2003 was $24,100,000 and $24,800,000, respectively. The backlog is comprised of firm orders and signed contractual commitments, or portions of such commitments, that call for shipment within twelve months. Backlog can be significantly affected by the timing of orders for large utility projects.
Raw Materials
      Raw materials used in the manufacture of the Company’s products include metal or alloys (such as bronze, aluminum, stainless steel, cast iron, brass and stellite), plastic resins, glass, microprocessors and other electronic subassemblies and components. There are multiple sources for these raw materials, but the Company purchases some bronze castings and certain electronic subassemblies from single suppliers. The Company believes these items would be available from other sources, but that the loss of its current suppliers would result in higher cost of materials, delivery delays, short-term increases in inventory and higher quality control costs in the short term. The Company carries business interruption insurance on key suppliers. Prices may also be affected by world commodity markets.
Research and Development
      Expenditures for research and development activities relating to the development of new products, the improvement of existing products and manufacturing process improvements were $4,572,000 in 2004, compared to $6,070,000 in 2003, and $5,658,000 during 2002. Research and development activities are primarily sponsored by the Company. The Company also engages in some joint research and development with other companies.
Intangible Assets
      The Company owns or controls many patents, trademarks, trade names and license agreements in the United States and other countries that relate to its products and technologies. No single patent, trademark, trade name or license is material to the Company’s business as a whole.
Environmental Protection
      The Company is subject to contingencies relative to compliance with federal, state and local provisions and regulations relating to the protection of the environment. Currently, the Company is in the process of resolving issues relative to two landfill sites. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Expenditures during 2004, 2003 and 2002 for compliance with environmental control provisions and regulations were not material and the Company does not anticipate any material future expenditures.
Employees
      The Company and its subsidiaries employed 1,073 persons at December 31, 2004, 229 of whom are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The Company is currently operating under a four-year contract with the union, which expires October 31, 2008. The Company believes it has good relations with the union and all of its employees.
Foreign Operations and Export Sales
      The Company has distributors and sales representatives throughout the world. Additionally, the Company has a sales, assembly and distribution facility near Stuttgart, Germany; sales and customer service offices in Mexico, Singapore and Slovakia; a manufacturing facility in Nogales, Mexico; a manufacturing and sales facility in Brno, Czech Republic; and a sales and assembly facility in Nancy, France. The Company exports products from the United States that are manufactured in Milwaukee, Wisconsin; Tulsa, Oklahoma; and Rio Rico, Arizona.
      Information about the Company’s foreign operations and export sales is included in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2004 Annual Report on Form 10-K.

Financial Information about Industry Segments
      The Company operates in one industry segment as a marketer and manufacturer of flow measurement and control products as described in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2004 Annual Report on Form 10-K.
ITEM 2.     PROPERTIES
      The principal facilities utilized by the Company at December 31, 2004 are listed below. Except as indicated, the Company owns all of such facilities in fee simple. The Company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

		Approximate area
Location	Principal use	(square feet)

Milwaukee, Wisconsin	Manufacturing and offices	323,000
Tulsa, Oklahoma	Manufacturing and offices	59,500
Rio Rico, Arizona	Manufacturing and offices	36,000
Nogales, Mexico	Manufacturing and offices	62,300	(1)
Stuttgart, Germany	Assembly and offices	23,000	(2)
Brno, Czech Republic	Manufacturing and offices	24,300
Nancy, France	Assembly and offices	52,500

(1)	Leased facility. Lease term expires January 31, 2006.

(2)	Leased facility. Lease term expires December 31, 2005.
ITEM 3.     LEGAL PROCEEDINGS
      There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.
      The Company is a defendant in a number of multi-party asbestos lawsuits pending in various state courts. These lawsuits assert claims alleging that certain industrial products were manufactured by the defendants and were the cause of injury and harm. The Company is vigorously defending itself against these alleged claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.
      The Company is subject to contingencies relative to the protection of the environment. Information about the Company’s compliance with environmental regulations is included in Part I, Item 1 of this 2004 Annual Report on Form 10-K under the heading “Environmental Protection.”
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2004.

Executive Officers of the Company
      The following table sets forth certain information regarding the executive officers of the Company.

		Age at
Name	Position	2/28/2005

Richard A. Meeusen	Chairman, President and Chief Executive Officer	50
Robert M. Bullis	Vice President — Manufacturing	55
Ronald H. Dix	Senior Vice President — Administration/ Human Resources and Secretary	60
Horst E. Gras	Vice President — International Operations	49
Richard E. Johnson	Senior Vice President — Finance, Chief Financial Officer and Treasurer	50
Beverly L.P. Smiley	Vice President — Controller	55
Kenneth E. Smith	Vice President — Sales and Marketing	56
Dennis J. Webb	Vice President — Engineering	57
Daniel D. Zandron	Vice President — Business Development	56
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
      Mr. Meeusen was elected Chairman, President and Chief Executive Officer in April 2004. Mr. Meeusen served as President and Chief Executive Officer from April 2002 to April 2004, as President from November 2001 to April 2002, and as Executive Vice President — Administration from February 2001 to November 2001. Prior to February 2001, Mr. Meeusen served as Vice President — Finance, Chief Financial Officer and Treasurer.
      Mr. Bullis was elected Vice President — Manufacturing in February 2001. Prior to that date, Mr. Bullis served as Vice President — Operations.
      Mr. Dix was elected Senior Vice President — Administration/ Human Resources in May 2003 and Secretary in August 2003. Mr. Dix served as Vice President — Administration and Human Resources from November 2001 to May 2003, and as Vice President — Human Resources from February 2001 to November 2001. Prior to that date, Mr. Dix served as Vice President — Administration and Human Resources.
      Mr. Gras was elected Vice President — International Operations in November 2001. Prior to that date, Mr. Gras served as Vice President — Badger Meter Europe.
      Mr. Johnson was elected Senior Vice President — Finance, Chief Financial Officer and Treasurer in May 2003. Mr. Johnson served as Vice President — Finance, Chief Financial Officer and Treasurer from February 2001 to May 2003. Prior to joining the Company, Mr. Johnson served as Director of Business Support for the Energy Delivery Business of Wisconsin Electric Power Company from 1999 to December 2000.
      Ms. Smiley has served as Vice President — Controller for more than five years.
      Mr. Smith was elected Vice President — Sales and Marketing in November 2001. Mr. Smith served as Vice President — Industrial Products and International from November 2000 to November 2001. Mr. Smith served as Vice President — Industrial and Commercial Products from January 2000 to November 2000.
      Mr. Webb was elected Vice President — Engineering in November 2001. Mr. Webb served as Vice President — Customer Solutions from April 2000 to November 2001, and as Vice President — Engineering and Quality from November 1999 to April 2000.

      Mr. Zandron was elected Vice President — Business Development in November 2001. Mr. Zandron served as Vice President — Utility Products from November 2000 to November 2001, and as Vice President — Commercial and Industrial Products, and a number of similar capacities, from January 2000 to November 2000.
PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Information required by this Item is set forth in Part II, Item 8 of this 2004 Annual Report on Form 10-K under the heading “Financial Statements and Supplementary Data” under Note 11 “Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends” in the Notes to Consolidated Financial Statements.
      The Company has undertaken stock repurchases from time to time to offset dilution created by shares issued for stock options and other corporate purposes, as well as to repurchase shares when market conditions are favorable. For the quarter ended December 31, 2004, the Company repurchased 30,007 shares of Common Stock for $794,000. As of the end of the fourth quarter of 2004, the Company has remaining availability to repurchase up to an additional 471,555 shares in Common Stock (which is valued at $14.1 million at the December 31, 2004 stock price) pursuant to the Board of Directors’ authorizations. The purchase of Common Stock is at the Company’s discretion, subject to prevailing financial and market conditions.
      The following chart discloses information regarding the shares of the Company’s Common Stock repurchased during the quarter ended December 31, 2004, all of which were purchased pursuant to the Board of Directors’ authorizations:

				Maximum
			Total number of	number of shares
			shares purchased as	that may yet be
			part of publicly	purchased under
	Total number of	Average price paid	announced plans or	the plans or
Period	shares purchased	per share	programs (1)	programs (1)

October 1 to October 31	12,868	$24.69	12,868	488,694
November 1 to November 30	8,386	$26.58	8,386	480,308
December 1 to December 31	8,753	$28.93	8,753	471,555

Total/ Average	30,007	$26.45	30,007	471,555

(1)	On December 4, 2000, the Board of Directors authorized the repurchase by the Company of up to 1,200,000 shares of Badger Meter, Inc. Common Stock over a three-year period. The Company publicly announced the stock repurchase plan in a press release issued on December 4, 2000. At November 14, 2003, the Company had repurchased a total of 641,890 shares. The Board authorized a two-year extension of the repurchase plan, effective December 1, 2003, allowing the Company to repurchase up to the remaining 558,110 shares prior to December 1, 2005. The Company publicly announced the extension of the stock repurchase plan in a press release issued on November 14, 2003.

ITEM 6.	SELECTED FINANCIAL DATA
BADGER METER, INC.
Ten Year Summary of Selected Consolidated Financial Data

	Years ended December 31,

	2004		2003	2002	2001	2000	1999	1998	1997	1996	1995

	(Dollars in thousands except per share data)
Operating results
Net sales		$205,010	183,989	167,317	138,537	146,389	150,877	143,813	130,771	116,018	108,644
Research and development		$4,572	6,070	5,658	5,422	6,562	6,012	6,105	4,397	3,851	3,858
Earnings before income taxes		$17,980	13,351	11,437	5,010	10,727	15,659	13,364	10,205	8,167	5,911
Net earnings		$9,633	7,577	7,271	3,364	6,941	9,700	8,247	6,522	5,127	3,719
Earnings to sales		4.7%	4.1%	4.3%	2.4%	4.7%	6.4%	5.7%	5.0%	4.4%	3.4%

Per Common share
Basic earnings		$1.46	1.17	1.15	0.53	1.05	1.39	1.14	0.92	0.73	0.53
Diluted earnings		$1.42	1.15	1.10	0.52	1.00	1.30	1.06	0.83	0.70	0.53
Cash dividends declared:
Common Stock		$0.55	0.53	0.51	0.50	0.43	0.36	0.30	0.24	0.22	0.20
Class B Common Stock	$	n/a	n/a	n/a	n/a	n/a	0.16	0.27	0.22	0.20	0.18
Price range — high		$31.99	19.88	17.00	16.61	18.69	20.05	20.32	28.75	10.41	6.75
Price range — low		$17.06	12.25	11.04	9.88	11.50	19.69	12.50	9.07	6.19	5.53
Closing price		$29.96	19.08	16.00	11.22	11.50	15.07	17.82	20.38	9.60	6.63
Book value		$9.53	8.38	7.47	6.76	6.75	6.44	6.56	5.81	5.16	4.58

Shares Outstanding
Common Stock		6,722	6,585	6,441	6,360	6,414	6,680	5,076	4,888	4,852	4,774
Class B Common Stock		n/a	n/a	n/a	n/a	n/a	0	2,216	2,252	2,252	2,252

Financial position
Working capital		$26,135	26,649	6,825	23,170	6,822	11,150	10,776	13,870	17,645	16,178
Current ratio		1.6 to 1	1.7 to 1	1.1 to 1	2.0 to 1	1.2 to 1	1.3 to 1	1.3 to 1	1.5 to 1	2.0 to 1	2.1 to 1
Net cash provided by operations		$5,498	14,083	12,234	8,587	13,251	15,652	15,007	5,178	9,878	12,026
Capital expenditures		$5,572	7,053	5,914	5,007	6,403	9,981	17,926	8,349	5,382	4,493
Total assets		$142,961	133,851	126,463	101,375	98,023	102,186	96,945	82,297	66,133	60,527
Short-term and current portion of long-term debt		$22,887	9,188	26,334	8,264	23,017	16,589	14,315	11,245	2,634	5,515
Long-term debt		$14,819	24,450	13,046	20,498	5,944	11,493	2,600	928	1,091	1,000
Shareholders’ equity		$64,066	55,171	48,095	43,002	43,319	43,009	47,848	41,467	36,638	32,163
Debt to total capitalization		37.0%	37.9%	45.0%	40.1%	40.1%	39.5%	26.1%	22.7%	9.2%	16.8%
Return on shareholders’ equity		15.0%	13.7%	15.1%	7.8%	16.0%	22.6%	17.2%	15.7%	14.0%	11.6%
Price/earnings ratio		20.5	16.3	13.9	21.2	11.0	10.8	15.6	22.2	13.2	12.5

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Description and Overview
      Badger Meter is a leading marketer and manufacturer of products using flow measurement and control technologies developed both internally and with other technology companies. Its products are used to measure and control the flow of liquids in a variety of applications. The Company’s product lines fall into two general categories, utility and industrial. Two product lines, residential and commercial water meters (with various meter reading technology systems), are generally sold to water utilities and constitute a majority of the Company’s sales. Industrial product line sales comprise the remainder of the Company’s sales and include automotive fluid meters and systems, small precision valves, electromagnetic meters, impeller flow meters and industrial process meters (all with related accessories and instrumentation).
      Residential and commercial water meters and related systems are classified as local (or manual) read meters or automatic meter reading (AMR) products. Local read meters consist of a water meter and a register. With AMR meters, the register digitally encodes the mechanical reading and its radio frequency transmitter communicates the data to a computerized system that collects the data and sends it to specific utility computerized programs. Net sales and the corresponding net earnings depend on unit volume and mix of products, with the Company generally earning higher margins on AMR products. There is a base level of annual business for these products driven by replacement units and, to a lesser extent, housing starts. Sales above the base level depend on conversions to AMR. The Company believes that conversion from local read meters to AMR products can accelerate replacements of meters and result in growth, because it is estimated that only 15% of the water meter market has been converted to AMR. Badger Meter’s strategy is to solve customers’ metering needs with its proprietary meter reading systems or other systems available through alliances within the marketplace.
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
Results of Operations
      In the second quarter of 2002, the Company completed two acquisitions, Data Industrial Corporation (DIC) and MecaPlus Equipements SA (MPE). Through the acquisition of DIC, the Company acquired an impeller flow meter allowing it to serve a market not previously served. The acquisition of MPE allowed the Company to expand into the lubrication system market in France while continuing to have a market for its automotive fluid meters. These acquisitions were accounted for under the purchase accounting method, and as a result, some of the variances shown since December 31, 2002 were attributable to having a full year’s results in 2003. The acquisitions are further discussed in Part II, Item 8 of this 2004 Annual Report on Form 10-K under the heading “Financial Statements and Supplementary Data” under Note 3 B “Acquisitions” of the Notes to Consolidated Financial Statements.
Net Sales
      Badger Meter’s net sales of $205.0 million increased $21.0 million, or 11.4%, for 2004 compared to 2003. The increase was the result of sales increases in each of the Company’s product lines as further discussed below.
      Water meter sales are influenced by a continued industry movement away from manual-read meters to AMR technologies, the lengthening of the sales cycle and the financial budget conditions of the various water utilities served. AMR revenues include sales of third party technologies, as well as the Company’s proprietary Orion technology.
      Customers include independent distributors, large cities, private water companies and numerous smaller municipal water utilities. One group of the Company’s sales representatives focuses on distributors, another on large accounts (public and private), and a third group focuses on the remaining customers.
      Residential and commercial water meter net sales represented 73.2% of total net sales in 2004 compared with 72.3% in 2003. These sales increased $17.0 million in 2004 to $150.1 million from $133.1 million in 2003. Unit volume increased in meters utilizing AMR technologies offset by a slight decline in local (or manual) read meters. AMR technologies carry a higher price, which also contributed to the increase in net sales. In addition, net sales included a significant increase over 2003 levels for the sales volumes of Orion, the Company’s proprietary AMR system introduced in 2002.
      Industrial sales are affected by economic conditions, domestically and internationally, in each of the markets served by the various product lines. In 2004, these markets slowly began to improve. In total, the industrial products represented 26.8% of total net sales in 2004 compared to 27.7% in 2003. Industrial product sales increased $4.0 to $54.9 million in 2004 compared with $50.8 million in 2003. All of the product lines showed growth over the 2003 levels, partially due to the effects of the strengthening euro.
      International sales are comprised primarily of sales of small valves and automotive fluid meters and systems in Europe, sales of water meters and related technologies in Latin America, and sales of valves and other metering products throughout the world. In Europe, sales are made in both U.S. dollars and euros. Most other international sales are made in U.S. dollars. The Company was able to partially hedge its euro exposure by holding euro-denominated debt. International sales increased 9.3% to $34.1 million in 2004 from $31.2 million in 2003 due principally to the effects of the strengthening euro. Without the effects from foreign exchange, sales increased 1.9% due to higher sales in Mexico offset somewhat by lower European sales.
      Net sales in 2004 and 2003 included $23.1 million and $21.7 million of sales, respectively, related to the acquired companies compared to $11.0 million in 2002, with the latter amount representing sales only from the dates of the acquisitions. Without the acquisitions, net sales for 2003 increased $6.0 million, or 3.9%, over 2002 net sales.
      Residential and commercial water meter net sales represented 72.3% of total sales in 2003 compared with 77.1% in 2002. These sales increased $4.1 million in 2003 to $133.1 million compared to $129.0 million in 2002. While the number of units utilizing the Company’s principal AMR technologies increased, overall unit volume declined due to lower volumes of local (or manual) read water meters. AMR technologies carry a higher price, which contributed to the increase in net sales. In addition, the increase in net sales included sales of the newly introduced Orion AMR system. Sales for the year were negatively influenced by longer sales cycles, particularly early in 2003 as water utilities evaluated the requirements and costs of increased security resulting from concerns over the war in Iraq and terrorism.
      Industrial sales are affected by economic conditions, domestically and internationally, in each of the markets served by the Company’s various product lines. In total, the industrial products represented 27.7% of total net sales in 2003 compared with 22.9% in 2002. Industrial product sales increased 32.7% to $50.9 million in 2003 compared with $38.3 million in 2002. Much of this increase is attributable to the two acquisitions completed in the second quarter of 2002 and to the effect of the stronger euro on sales in Europe. Without the acquisitions, the net change would be an increase of $1.9 million, or 7.0%, primarily due to the strengthening of the euro resulting in higher sales of automotive fluid meters and electromagnetic flow meters.
      International sales, excluding the effects of the 2002 acquisitions, increased 5.0% to $11.2 million from $10.6 million in 2002 due to increased sales into Latin America.
Gross Margins
      Gross margins were 32.9%, 32.9% and 33.5% for 2004, 2003 and 2002, respectively. Gross margins were flat between 2004 and 2003 as a result of a higher mix of AMR sales and better plant capacity utilization offset by increased obsolete inventory reserves and higher metal and resin commodity prices. The decrease between 2003 and 2002 was primarily due to lower unit volumes resulting in higher absorbed factory costs, the inability to increase prices for higher incurred costs due to market conditions, and to a lesser extent, the acquisition of MPE which has lower margins as an assembly operation.
Operating Expenses
      Selling, engineering and administration costs increased 1.9% in 2004 over 2003 levels. Overall, inflationary increases were mitigated somewhat by cost savings generated by the consolidation of two of the Company’s domestic facilities and a continuing emphasis on cost control. Selling, engineering and administration costs increased 8.4% in 2003 over 2002 levels. Some of the increase was attributable to the full year effects in 2003 of the prior year acquisitions, and severance costs for headcount reductions at MPE to better position it in the market. Without the effects of the acquisitions and the headcount reduction costs, these expenses increased 1.4% primarily due to increased health care expenses offset somewhat by continuing cost control efforts.
Interest Expense
      Interest expense decreased $130,000 in 2004 compared to 2003 due to higher cost long-term debt being replaced with lower cost short-term debt. The Company sold commercial paper at favorable interest rates resulting in overall lower interest costs. Interest expense decreased $112,000 in 2003 compared to 2002 primarily due to continuing favorable interest rates on the commercial paper the Company used to finance its operations in 2003, as well as the reduction in overall debt from prior year levels.
Other Expense (Income), Net
      Other expense (income), net in 2004 was an expense of $0.6 million versus income of $1.0 million in 2003. The 2004 amount included $0.4 million of foreign exchange loss compared to an exchange gain of $0.8 million in 2003. The 2004 exchange loss was due to the strengthening of the euro against the U.S. dollar and its effects on the company’s foreign subsidiaries. The 2003 gain related to the Company’s euro-based receivables on its corporate ledger from its foreign subsidiaries, for which translation gain was recognized through the income statement while the offsetting translation loss on the corresponding subsidiary’s debt was recognized as a component of other comprehensive income (loss). The significant strengthening of the euro in 2003 resulted in the translation gain. During the second quarter of 2003, the Company borrowed euro-based debt domestically to hedge that euro-based receivable exposure.
Income Taxes
      Income taxes as a percentage of earnings before income taxes were 46.4%, 43.2% and 36.4% for 2004, 2003 and 2002, respectively. The increase in 2004 from 2003 was primarily due to increased federal and state tax rates applied to the increased net earnings, and an increased valuation reserve on the operating losses of the Company’s French subsidiary, as further described below. The increase in 2003 from 2002 was primarily due to an increased valuation reserve on the operating losses of certain of the Company’s foreign subsidiaries.
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
      In 2004 and 2003, the valuation reserves were increased to $2,392,000 and $1,225,000, respectively, due to continued realization uncertainties for foreign net operating loss carryforwards in France. The increases in the reserves were recorded as additional tax expense, which significantly increased the Company’s effective rate for both 2004 and 2003.
      At December 31, 2004, the Company had foreign net operating loss carryforwards at certain European subsidiaries totaling $9.2 million. The carryforwards have unlimited carryforward periods, which can be used to offset future taxable income at these locations.
Net Earnings and Earnings Per Share
      As a result of the above-mentioned items, net earnings were $9,633,000, $7,577,000 and $7,271,000 in 2004, 2003 and 2002, respectively. On a diluted basis, adjusted for the 2-for-1 stock split paid December 10, 2004, earnings per share were $1.42, $1.15 and $1.10, respectively, for the same periods.
Liquidity and Capital Resources
      The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations in 2004 was $5.5 million, a decrease of $8.6 million, or 61.0%, compared to 2003. The decrease was the net result of a $2.0 million payment to the pension plan, increases in receivables and inventory levels, and reduced payables, offset somewhat by increased net earnings. Cash provided by operations in 2003 increased $1.9 million, or 15.1%, compared to 2002 primarily as a result of increased earnings and no required payment to the pension plan, offset by increases in receivables and inventories.
      Receivables increased 2.2% between December 31, 2003 and 2004 due primarily to slightly higher fourth quarter sales and also to a slight increase in the number of days sales outstanding. Inventories increased 20.2% due primarily to the introduction of several new products in 2004, as well as longer lead-times on certain electronic components associated with the increased sales of AMR products. The increases in both receivables and inventories were affected to a lesser extent by the strength of the euro on foreign subsidiaries’ balances.
      Capital expenditures totaled $5.6 million in 2004, $7.1 million in 2003 and $5.9 million in 2002. These amounts vary due to the timing of capital expenditures. The Company believes capacity exists to increase production levels with minimal additional capital expenditures.
      Prepaid pension increased $1.1 million at the end of 2004 compared to the same period in 2003. This was the result of pension expense of $0.9 million and a payment of $2.0 million during 2004. Assumptions for determining pension liability, expected return on assets and annual expense are reviewed and, if appropriate, adjusted annually. The impacts of hypothetical changes in certain assumptions is difficult to determine as economic factors can often impact multiple assumptions and inputs at the same time. The Company believes its current assumptions are reasonable. At December 31, 2004, the market value of the assets in the Company’s pension plan was $45.7 million. Included in the Company’s December 31, 2004 prepaid pension balance was $18.6 million of unrecognized net actuarial losses.
      The amount of net goodwill recorded at December 31, 2004 and 2003 was $7,104,000 and $7,089,000, respectively. The net increase of $15,000 was due to the strengthening of the euro, offset by a reduction in goodwill of $263,000 due to the reversal of the remaining amount of unused severance costs related to the termination of several MPE employees originally recorded in connection with the MPE acquisition.
      Short-term debt increased $14.0 million in 2004 due to the use of commercial paper to replace long-term debt as payments were required and to support normal operating needs. Commercial paper was obtained at interest rates lower than the long-term debt rates. The decrease in payables between years is primarily the result of the timing of purchases and a significant inflow of inventory in December 2003. Accrued compensation and employee benefits increased $0.3 million due to increased incentive costs associated with improved sales and earnings levels. Income and other taxes decreased $1.6 million as a result of the timing of tax payments.
      Total outstanding long-term debt (both the current and long-term portions) decreased $9.9 million as a result of required payments and the Company taking advantage of lower short-term rates to replace higher cost long-term debt. None of the Company’s debt carries financial covenants or is collateralized.
      Common Stock and capital in excess of par value both increased during 2004 due to stock issued in connection with the exercise of stock options and treasury stock issuances. Employee benefit stock decreased by $220,000 due to shares released as a result of payments made on the ESSOP loan. Treasury stock increased due to shares repurchased during the year.
      Badger Meter’s financial condition remains strong. The Company believes that its operating cash flows, available borrowing capacity including $25,785,000 of unused credit lines, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and development of new products. The Company continues to take advantage of its local commercial paper market and from time to time will convert short-term debt into long-term debt.
Off-Balance Sheet Arrangements
      The Company guarantees the debt of the Badger Meter Officers’ Voting Trust (BMOVT), from which the trust obtained loans from a bank on behalf of the officers of the Company in order to purchase shares of the Company’s Common Stock. The officers’ loan amounts are collateralized by the Company’s shares that were purchased with the loans’ proceeds. There have been no loans made to officers by the BMOVT since July 2002. The Company has guaranteed $1,593,000 and $1,754,000 of the trust’s debt at December 31, 2004 and 2003, respectively. The current loan matures in April 2005, at which time it is expected to be renewed. The fair market value of this guarantee at December 31, 2004 continues to be insignificant because the collateral value of the shares exceeds the loan amount. The Company has no other off-balance sheet arrangements.

Contractual Obligations
      The Company guarantees the outstanding debt of the Badger Meter Employee Savings and Stock Ownership Plan (ESSOP) that is recorded in long-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders’ equity. The loan amount is collateralized by shares of the Company’s Common Stock. Payments of $220,000 and $250,000 in 2004 and 2003, respectively, reduced the loan to $1,065,000 at December 31, 2004. The terms of the loan allow variable payments of principal with the final principal and interest payment due in April 2006, at which time it is expected to be renewed.
      The following table includes the Company’s significant contractual obligations as of December 31, 2004. There are no other undisclosed guarantees.

	Payments due by period

		Less than	1-3
	Total	1 year	years

	(In thousands)
Current portion and long-term debt	$19,085	$5,331	$13,754
Capital lease obligations	17	17	—
ESSOP	1,065	—	1,065
Royalty commitments	450	150	300
Minimum product purchases	5,939	2,597	3,342
Operating leases	682	567	115
Other distribution rights and research and development commitments	450	217	233

Total contractual obligations	$27,688	$8,879	$18,809

      As of December 31, 2004, the Company had no material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and postretirement plans which are discussed in detail in Note 7 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2004 Annual Report on Form 10-K. As of the most recent actuarial measurement date, no pension plan contributions are anticipated in 2005 and postretirement medical claims are paid as they are submitted. Postretirement medical claims are anticipated to be $688,000 in 2005; however, these amounts can vary significantly from year to year because the Company is self-insured.
Critical Accounting Policies and Use of Estimates
      The Company’s accounting policies are more fully described in Note 1 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2004 Annual Report on Form 10-K. As discussed in Note 1, the preparation of financial statements in conformity with U.S. generally accepted accounting principles generally requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s more significant estimates relate primarily to several judgmental reserves: allowance for doubtful accounts, allowance for obsolete inventories, warranty and after-sale costs reserve, and the health care reserve. Each of these judgmental reserves is evaluated quarterly and is reviewed with the Company’s Disclosure Committee and the Audit and Compliance Committee of the Board of Directors. The basis for the reserve amounts is determined by analyzing the minimum and maximum amount of anticipated exposure for each account, and then selecting the most appropriate amount within the range based upon historical experience and various other considerations that are believed to be reasonable under the circumstances. This method has been used for all years in the presented financials and has been used consistently throughout each year. Actual results may differ from these estimates under different assumptions or conditions.
      The criteria used for calculating each of the reserve amounts varies by type of reserve. For the allowance for doubtful accounts reserve, significant past due balances are reviewed in conjunction with applying historical write-off ratios to the remaining balances. The calculation for the allowance for obsolete inventories reserve is determined by analyzing the relationship between the age and quantity of items on hand versus estimated usage to determine if excess quantities exist. The calculation for warranty and after-sale costs reserve uses criteria that includes known potential problems on past sales as well as historical claims ratios for current sales and current warranty trends. The health care reserve is determined by using medical cost trend analyses, reviewing subsequent payments made and estimating unbilled amounts. The changes in the balances of these reserves at December 31, 2004 compared to the prior year were due to normal business conditions and are not deemed to be significant. While the Company continually tries to improve its estimates, no significant changes in the underlying processes are expected in future periods.
Other Matters
      The Company believes it is in compliance with the various environmental statutes and regulations to which the Company’s domestic and international operations are subject. Currently, the Company is in the process of resolving issues relative to two landfill sites. Provision has been made for all known settlement costs, which are not material.
      The Company is also a defendant in a number of multi-party asbestos lawsuits pending in various state courts. These lawsuits assert claims alleging that certain industrial products were manufactured by the defendants and were the cause of injury and harm. The Company is vigorously defending itself against these alleged claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.
Market Risks
      In the ordinary course of business, the Company is exposed to various market risks, including commodity prices, foreign currency rates and interest rates. The Company typically does not hold or issue derivative instruments and has a policy specifically prohibiting the use of such instruments for trading purposes.
      Commodity risk is managed by keeping abreast of economic conditions and locking in purchase prices for quantities that correspond to the Company’s forecasted usage.
      The Company’s foreign currency risk relates to the sales of products to foreign customers, specifically European customers, as most other foreign sales are made in U.S. dollars. The Company uses lines of credit with U.S. and European banks to offset currency exposure related to European receivables and other monetary assets. As of December 31, 2004 and 2003, the Company’s foreign currency net monetary assets were substantially offset by comparable debt resulting in no material exposure.
      The Company’s short-term debt on December 31, 2004 was floating rate debt with market values approximating carrying value. Fixed rate debt was principally a U.S. dollar term loan with a 4.8% interest rate and a euro dollar revolving term loan with a 3.35% interest rate. For the short-term floating rate debt, future annual interest costs will fluctuate based upon short-term interest rates. For the short-term debt on hand on December 31, 2004, the effect of a 1% change in interest rates is approximately $175,000 before income taxes.

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
      Information required by this Item is set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in this 2004 Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
BADGER METER, INC.
Management’s Annual Report on
Internal Control over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.
      The Company’s auditors, Ernst & Young LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That attestation report is set forth immediately following this report.

BADGER METER, INC.
Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting
The Board of Directors and Shareholders of Badger Meter, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Badger Meter, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Badger Meter, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Badger Meter, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Badger Meter, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Badger Meter, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 17, 2005 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 17, 2005

BADGER METER, INC.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Badger Meter, Inc.
      We have audited the accompanying consolidated balance sheets of Badger Meter, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Badger Meter, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Badger Meter, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2005 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 17, 2005

BADGER METER, INC.
Consolidated Balance Sheets

	December 31,

	2004	2003

	(Dollars in thousands
	except share and per
	share amounts)
Assets
Current assets:
Cash	$2,834	$2,089
Receivables	26,879	26,304
Inventories:
Finished goods	14,121	8,010
Work in process	9,054	8,494
Raw materials	12,471	13,150

Total inventories	35,646	29,654
Prepaid expenses	2,016	1,193
Deferred income taxes	4,007	3,758

Total current assets	71,382	62,998
Property, plant and equipment, at cost:
Land and improvements	3,487	3,360
Buildings and improvements	28,252	28,069
Machinery and equipment	75,556	72,652

	107,295	104,081
Less accumulated depreciation	(65,279)	(61,243)

Net property, plant and equipment	42,016	42,838
Intangible assets, at cost less accumulated amortization	1,160	1,336
Prepaid pension	17,290	16,236
Other assets	4,009	3,354
Goodwill	7,104	7,089

Total assets	$142,961	$133,851

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$17,539	$3,543
Current portion of long-term debt	5,348	5,645
Payables	11,395	14,895
Accrued compensation and employee benefits	6,166	5,916
Warranty and after-sale costs	3,817	3,767
Income and other taxes	982	2,583

Total current liabilities	45,247	36,349
Deferred income taxes	7,437	5,699
Accrued non-pension postretirement benefits	4,490	5,069
Other accrued employee benefits	6,902	7,113
Long-term debt	14,819	24,450
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common Stock, $1.00 par; authorized 40,000,000 shares; issued 9,872,434 shares in 2004 and 9,692,628 shares in 2003	9,872	9,692
Capital in excess of par value	18,313	15,233
Reinvested earnings	64,928	58,928
Accumulated other comprehensive income	2,024	1,280
Less: Employee benefit stock	(1,065)	(1,285)
Treasury stock, at cost; 3,150,262 shares in 2004 and 3,107,778 shares in 2003	(30,006)	(28,677)

Total shareholders’ equity	64,066	55,171

Total liabilities and shareholders’ equity	$142,961	$133,851

See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Operations

	Years ended December 31,

	2004	2003	2002

	(In thousands except per share
	amounts)
Net sales	$205,010	$183,989	$167,317
Cost of sales	137,532	123,470	111,317

Gross margin	67,478	60,519	56,000
Selling, engineering and administration	47,281	46,419	42,805

Operating earnings	20,197	14,100	13,195
Interest expense	1,607	1,737	1,849
Other expense (income), net	610	(988)	(91)

Earnings before income taxes	17,980	13,351	11,437
Provision for income taxes	8,347	5,774	4,166

Net earnings	$9,633	$7,577	$7,271

Earnings per share:
Basic	$1.46	$1.17	$1.15
Diluted	$1.42	$1.15	$1.10
Shares used in computation of:
Basic	6,597	6,449	6,330
Impact of dilutive stock options	210	149	280

Diluted	6,807	6,598	6,610

See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Operating activities:
Net earnings	$9,633	$7,577	$7,271
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	7,033	7,683	7,882
Amortization	212	149	98
Tax benefit on stock options	877	585	307
Deferred income taxes	1,483	323	1,986
Noncurrent employee benefits	2,264	1,317	1,214
Refund from (contributions to) pension plan	(2,000)	702	(9,393)
Changes in:
Receivables	(823)	(3,846)	1,323
Inventories	(5,622)	(4,152)	(344)
Prepaid expenses	(862)	26	(352)
Current liabilities other than debt	(6,697)	3,719	2,242

Total adjustments	(4,135)	6,506	4,963

Net cash provided by operations	5,498	14,083	12,234

Investing activities:
Property, plant and equipment	(5,572)	(7,053)	(5,914)
Acquisitions, net of cash acquired	—	—	(8,564)
Other — net	(655)	(301)	(168)

Net cash used for investing activities	(6,227)	(7,354)	(14,646)

Financing activities:
Net increase (decrease) in short-term debt	13,996	(16,812)	15,226
Issuance of long-term debt	—	27,970	—
Repayments of long-term debt	(9,943)	(16,900)	(9,656)
Dividends paid	(3,633)	(3,425)	(3,231)
Proceeds from exercise of stock options	1,949	1,207	976
Treasury stock purchases	(1,711)	(1,066)	(1,595)
Issuance of treasury stock	816	607	1,061

Net cash provided by (used for) financing activities	1,474	(8,419)	2,781

Increase (decrease) in cash	745	(1,690)	369
Cash — beginning of year	2,089	3,779	3,410

Cash — end of year	$2,834	$2,089	$3,779

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$7,767	$4,134	$757
Interest	$1,629	$2,071	$1,664
See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Shareholders’ Equity

	Years ended December 31,

				Other
				compre-
		Capital in		hensive	Employee
	Common	excess of	Reinvested	income	benefit	Treasury
	stock	par value	earnings	(loss)	stock	stock	Total

	(In thousands except per share amounts)
Balance, December 31, 2001	$9,354	$11,491	$50,736	$—	$(1,900)	$(26,679)	$43,002

Comprehensive income:
Net earnings			7,271				7,271
Other comprehensive income (loss):
Minimum employee benefit liability (net of $288 tax effect)				(453)			(453)
Foreign currency translation				392			392

Comprehensive income							7,210
Cash dividends of $0.51 per share			(3,231)				(3,231)
Stock options exercised	122	854					976
Tax benefit on stock options and dividends		307					307
ESSOP transactions					365		365
Treasury stock purchases						(1,595)	(1,595)
Issuance of treasury and common stock	48	755				258	1,061

Balance, December 31, 2002	9,524	13,407	54,776	(61)	(1,535)	(28,016)	48,095

Comprehensive income:
Net earnings			7,577				7,577
Other comprehensive income (loss):
Minimum employee benefit liability (net of $31 tax effect)				(49)			(49)
Foreign currency translation				1,390			1,390

Comprehensive income							8,918
Cash dividends of $0.53 per share			(3,425)				(3,425)
Stock options exercised	168	1,039					1,207
Tax benefit on stock options and dividends		585					585
ESSOP transactions					250		250
Treasury stock purchases						(1,066)	(1,066)
Issuance of treasury stock		202				405	607

Balance, December 31, 2003	9,692	15,233	58,928	1,280	(1,285)	(28,677)	55,171

Comprehensive income:
Net earnings			9,633				9,633
Other comprehensive income (loss):
Minimum employee benefit liability (net of $6 tax effect)				27			27
Foreign currency translation				717			717

Comprehensive income							10,377
Cash dividends of $0.55 per share			(3,633)				(3,633)
Stock options exercised	180	1,769					1,949
Tax benefit on stock options and dividends		877					877
ESSOP transactions					220		220
Treasury stock purchases						(1,711)	(1,711)
Issuance of treasury stock		434				382	816

Balance, December 31, 2004	$9,872	$18,313	$64,928	$2,024	$(1,065)	$(30,006)	$64,066

See accompanying notes.

BADGER METER, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
Note 1  Summary of Significant Accounting Policies
Profile
      Badger Meter is a leading marketer and manufacturer of products using flow measurement and control technologies developed both internally and with other technology companies. Its products are used to measure and control the flow of liquids in a variety of applications. The Company’s product lines fall into two general categories, utility and industrial. Two product lines, residential and commercial water meters (with various meter reading technology systems), are generally sold to water utilities and constitute a majority of the Company’s sales. Industrial product line sales comprise the remainder of the Company’s sales and include automotive fluid meters and systems, small precision valves, electromagnetic meters, impeller flow meters and industrial process meters (all with related accessories and instrumentation).
Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.
Receivables
      Receivables consists primarily of trade receivables. The Company does not require collateral and evaluates the collectibility of its receivables based on a number of factors. An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of the past due items, as well as applying a historical write-off ratio to the remaining balances. Changes in the Company’s allowance for doubtful accounts are as follows:

	Balance at	Additions charged	Write-offs	Reserve		Balance at
	beginning of year	to earnings	less recoveries	acquired		end of year

	(In thousands)
2004	$1,335	$121	$(366)	$—		$1,090
2003	$1,016	$405	$(86)	$—		$1,335
2002	$632	$246	$(53)	$191	(a)	$1,016

(a)	In 2002, the reserve increased $41,000 and $150,000 related to the acquisition of Data Industrial Corporation (DIC) and MecaPlus Equipements SA (MPE), respectively. Refer to Note 3 B “Acquisitions” for a description of the acquisitions.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2004, 2003 and 2002
Inventories
      Inventories are valued at the lower of cost (first-in, first-out method) or market. The Company estimates and records provisions for obsolete inventories. Changes to the Company’s obsolete inventories reserve are as follows:

	Balance at	Additions charged		Reserve		Balance at
	beginning of year	to earnings	Disposals	acquired		end of year

	(In thousands)
2004	$1,114	$1,232	$(814)	$—		$1,532
2003	$1,003	$528	$(417)	$—		$1,114
2002	$757	$429	$(507)	$324	(a)	$1,003

(a)	In 2002, the reserve increased $90,000 and $234,000 related to the acquisition of DIC and MPE, respectively. Refer to Note 3 B “Acquisitions” for a description of the acquisitions.
Property, Plant and Equipment
      Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets, principally by the straight-line method. The estimated useful lives of assets are: for land improvements, 15 years; for buildings and improvements, 10 - 39 years; and for machinery and equipment, 3 - 20 years.
Long-Lived Assets
      Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.
Intangible Assets
      Intangible assets are amortized on a straight line basis over their estimated useful lives ranging from 5.5 to 10 years. The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense expected to be recognized is $217,000 each in 2005 and 2006, $196,000 in 2007, and $142,000 each in 2008 and 2009. The carrying value and accumulated amortization by major class of intangible assets are as follows:

	December 31, 2004		December 31, 2003

	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization

	(In thousands)
Technologies	$726	$319	$715	$234
Noncompete covenants	155	122	155	72
Licenses	350	66	350	27
Customer lists	224	31	207	15
Trademarks	304	61	293	36

Total intangibles	$1,759	$599	$1,720	$384

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2004, 2003 and 2002
Goodwill
      During 2004 and 2003, the Company tested its goodwill balance for impairment in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” and no adjustments were recorded to goodwill as a result of those reviews. The amount of goodwill recorded at December 31, 2004 and 2003 was $7,104,000 and $7,089,000, respectively. The increase included $278,000 due to translation adjustments for goodwill denominated in foreign currencies, offset by a decrease for the reversal of the remaining unused severance accrual of $263,000 related to the termination of several employees in conjunction with the Company’s acquisition of MPE, which is further discussed in Note 3 B “Acquisitions.”
Revenue Recognition
      Revenues are generally recognized upon shipment of product, which corresponds with the transfer of title. The costs of shipping are billed to the customer upon shipment and are included in cost of sales. A small portion of the Company’s sales include shipments of products combined with services, such as meters sold with installation. The product and installation components of these multiple deliverable arrangements are considered separate units of accounting. The value of these separate units of accounting are determined based on their relative fair values determined on a stand-alone basis. Revenue is recognized when the last element is delivered, which generally corresponds with installation.
Warranty and After-Sale Costs
      The Company estimates and records provisions for warranties and other after-sale costs in the period in which the sale is recorded. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company’s warranty and after-sale costs reserve are as follows:

	Balance at	Additions charged		Reserve		Balance at
	beginning of year	to earnings	Costs incurred	acquired		end of year

	(In thousands)
2004	$3,767	$1,373	$(1,323)	$—		$3,817
2003	$3,597	$1,942	$(1,772)	$—		$3,767
2002	$3,453	$1,086	$(1,167)	$225	(a)	$3,597

(a)	In 2002, the reserve increased $30,000 and $195,000 related to the acquisition of DIC and MPE, respectively. Refer to Note 3 B “Acquisitions” for a description of the acquisitions.
Research and Development
      Research and development costs are charged to expense as incurred and amounted to $4,572,000, $6,070,000, and $5,658,000 in 2004, 2003 and 2002, respectively.
Other Expense (Income), Net
      Included in other expense (income), net are foreign currency gains and losses, which are recognized as incurred. The Company’s functional currency for all of its foreign subsidiaries is the U.S. dollar, with the exception of Badger Meter France (the French parent holding company of MPE), MPE and Badger Meter Czech Republic, whose functional currency is the euro. A foreign currency loss of $409,000 was reported in 2004 compared to gains of $781,000 and $267,000 in 2003 and 2002, respectively, primarily related to the strengthening of the euro versus the U.S. dollar.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2004, 2003 and 2002
Stock Option Plans
      The Company has six stock option plans which provide for the issuance of options to key employees and directors of the Company. Refer to Note 5 “Stock Option Plans” for a description of the plans.
      As allowed by FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” and Statement No. 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. Pro forma information regarding net earnings and earnings per share required by SFAS 123 has been determined as if the Company had accounted for stock options granted since January 1, 1995 under the fair value method of that Statement. The Black-Scholes option pricing model was used to determine the fair value of options with the following weighted-average assumptions for options issued in each year:

	2004	2003	2002

Risk-free interest rate	3.0%	2.9%	4.2%
Dividend yield	3.0%	3.6%	4.3%
Volatility factor	29%	30%	29%
Weighted-average expected life (in years)	6.1	6.1	6.1
      The weighted-average fair values of options granted in 2004, 2003 and 2002 were $2.91, $3.02 and $2.39 per share, respectively. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. These pro forma calculations only include the effects of options granted since January 1, 1995. As such, the impacts are not necessarily indicative of the effects on net earnings of future years.

	2004	2003	2002

	(In thousands except per
	share data)
Net earnings, as reported	$9,633	$7,577	$7,271
Deduct: Total stock-based compensation determined under fair value based method for all awards since January 1, 1995, net of related tax effects	(326)	(354)	(285)

Pro forma net earnings	$9,307	$7,223	$6,986

Earnings per share:
Basic, as reported	$1.46	$1.17	$1.15
Basic, pro forma	$1.41	$1.12	$1.11
Diluted, as reported	$1.42	$1.15	$1.10
Diluted, pro forma	$1.36	$1.10	$1.06
Comprehensive Income
      Comprehensive income is comprised of net income and other comprehensive income, which includes foreign currency translation adjustments and minimum employee benefit liability adjustments. Total comprehen-

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2004, 2003 and 2002
sive income was $10,377,000 and $8,918,000 for 2004 and 2003, respectively. Components of accumulated other comprehensive income at December 31, are as follows:

	2004	2003

	(In thousands)
Cumulative foreign currency translation adjustment	$2,499	$1,782
Minimum employee benefit liability adjustment	(475)	(502)

Accumulated other comprehensive income	$2,024	$1,280

      The $717,000 increase in foreign currency translation adjustments was due primarily to the strengthening of the euro versus the U.S. dollar.
Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
      Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements and Notes to Consolidated Financial Statements to conform to the 2004 presentation.
Accounting Pronouncements
      In December 2004, the FASB issued Statement No. 123(R) (SFAS 123(R)), “Share-Based Payment,” which changed the accounting rules relating to equity compensation programs. Effective July 1, 2005, companies that award share-based payments to employees, including stock options, must begin to recognize the expense of these awards in the financial statements at the time the employee receives the award. As allowed by SFAS 123 and SFAS 148, the Company has elected to follow APB 25 in accounting for its stock option plans until the effective date of SFAS 123(R).
      Under APB 25’s intrinsic value method, no compensation cost for employee stock options is recognized. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will not have an impact on the overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, it is believed that had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net earnings and earnings per share in the discussion of “Stock Option Plans” above. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net cash provided by operations and increase net financing cash flows in periods after adoption. While the Company cannot estimate what these amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $877,000, $585,000, and $307,000 in 2004, 2003 and 2002, respectively.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2004, 2003 and 2002

Note 2	Common Stock
      On November 12, 2004, the Board of Directors declared a 2-for-1 stock split on the Company’s Common Stock effected in the form of a 100% stock dividend, payable on December 10, 2004 to shareholders of record at the close of business on November 26, 2004. In this report, all the per share amounts and numbers of shares have been restated to reflect this stock split. In addition, Common Stock and capital in excess of par value have been adjusted to reflect this split for all periods presented.
      The Board of Directors has authorized the repurchase of up to 1,200,000 shares of Badger Meter, Inc. Common Stock to December 2005. At December 31, 2004, the Company has remaining availability to repurchase up to 471,555 shares in Common Stock under this authorization.
      The Company has Common Stock, and also a Common Shares Rights Agreement, which grants certain rights to existing holders of Common Stock. Subject to certain conditions, the rights are redeemable by the Company and are exchangeable for shares of Common Stock. The rights have no voting power and expire on May 26, 2008.

Note 3	Affiliated Company and Acquisitions
     A.  Affiliated Company
      In 2003, the Company sold its 15% interest in a Mexican company, Medidores Azteca, SA (Azteca) for the original cost of $75,000. During 2003 and 2002, the Company sold $512,000 and $1,201,000, respectively, of product to Azteca. Receivables from Azteca at December 31, 2003 were $617,000.
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
      The Company finalized the allocation of the purchase price of DIC and MPE during 2003. There were no adjustments recorded for DIC after the preliminary allocations at December 31, 2002. During 2003, goodwill relating to MPE increased $757,000 from the December 31, 2002 amount to reflect the accrual of severances related to the termination of several MPE employees in connection with management’s initial assessment at the date of acquisition. The amount of the severance cost was not estimable until the first quarter of 2003. As of December 31, 2003, $277,000 associated with the severances remained reserved. During 2004, the severances

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2004, 2003 and 2002
were paid, and $263,000 of the unused severance accrual was reversed from goodwill and accrued liabilities. The following table shows the final purchase price allocation for each acquisition.

	DIC	MPE

	(In thousands)
Receivables	$722	$4,040
Inventories	1,092	2,259
Prepaid expenses and other	100	70
Property, plant and equipment	1,038	3,274
Intangible assets	250	350
Goodwill	2,600	2,774

Total purchased assets	$5,802	$12,767

Payables	$276	$2,765
Accrued liabilities and other	414	1,035
Accrued compensation	—	467
Bank debt	—	5,048

Total acquired liabilities	$690	$9,315

Cash paid, net of cash acquired	$5,112	$3,452

      The acquisitions of DIC and MPE were accounted for under the purchase method and the results of both have been included in the Company’s consolidated results from the date of acquisition. These acquisitions are part of the Company’s strategy to broaden its line of meters for niche industrial markets.
      The following pro forma information combines historical results, as if DIC and MPE had been owned by the Company for the year ended December 31, 2002.

2002

(In thousands
except per
share amount)
Net sales	$175,553
Net earnings	$7,286
Diluted earnings per share	$1.10
      The pro forma amounts include the results of the stand-alone operations of DIC and MPE, plus the impact of purchase accounting entries, which include amortization of acquired intangibles, depreciation of the step-up basis of the fixed assets, and interest expense on debt incurred to finance the purchases. The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been completed as of the beginning of the fiscal period presented, nor are they necessarily indicative of future consolidated results.
      In 2003, DIC was dissolved and the production of the DIC impeller flow meter product line was transferred from the Company’s facility in Mattapoisett, Massachusetts to its facility in Tulsa, Oklahoma in order to better utilize existing capacity. The lease on the Massachusetts facility expired in early 2004. Expenses associated with this decision included severance costs and the disposal of leasehold improvements of $119,000 and $67,000, respectively, of which $173,000 was expensed during 2003 and the remainder during 2004.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2004, 2003 and 2002
Note 4  Short-term Debt and Credit Lines
      Short-term debt at December 31, 2004 and 2003 consisted of:

	2004	2003

	(In thousands)
Notes payable to banks	$2,649	$3,293
Commercial paper	14,890	250

Total short-term debt	$17,539	$3,543

      The Company has $37,884,000 of short-term credit lines with domestic and foreign banks, which includes a $20,000,000 line of credit that can also support the issuance of commercial paper. At December 31, 2004, $17,539,000 was outstanding under these lines with a weighted-average interest rate on the outstanding balance of 2.79% and 3.50% at December 31, 2004 and 2003, respectively.
Note 5   Stock Option Plans
      As discussed in Note 1 “Summary of Significant Accounting Policies” under the heading “Stock Option Plans,” the Company has six stock option plans which provide for the issuance of options to key employees and directors of the Company. Each plan authorizes the issuance of options to purchase up to an aggregate of 400,000 shares of Common Stock, with vesting periods of up to ten years and maximum option terms of ten years. As of December 31, 2004, options to purchase 298,964 shares are available for grant.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2004, 2003 and 2002
      The following table summarizes the transactions of the Company’s stock option plans for the three-year period ended December 31, 2004:

		Weighted-average
	Number of shares	exercise price

Options outstanding — December 31, 2001	987,392	$11.93
Options granted	154,600	$11.50
Options exercised	(123,662)	$7.91
Options forfeited	(35,822)	$18.57

Options outstanding — December 31, 2002	982,508	$12.12
Options granted	204,400	$14.26
Options exercised	(167,832)	$6.94
Options forfeited	(51,454)	$14.91

Options outstanding — December 31, 2003	967,622	$13.32
Options granted	25,400	$18.28
Options exercised	(179,806)	$10.84
Options forfeited	(4,720)	$16.23

Options outstanding — December 31, 2004	808,496	$14.01

Price range $5.56 – $6.19 (weighted-average contractual life of 0.5 years)	14,700	$5.80
Price range $7.40 – $12.07 (weighted-average contractual life of 4.6 years)	275,516	$11.19
Price range $14.00 – $20.13 (weighted-average contractual life of 6.2 years)	518,280	$15.75

Exercisable options —
December 31, 2002	516,814	$10.86
December 31, 2003	446,194	$13.03
December 31, 2004	440,678	$14.40

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2004, 2003 and 2002
Note 6  Commitments and Contingencies
     A.  Commitments
      The Company leases equipment and facilities under non-cancelable operating leases, some of which contain renewal options. Total future minimum lease payments consisted of the following at December 31, 2004:

Total leases

(In thousands)
2005	$567
2006	80
2007	35

Total lease obligations	$682

      Total rental expense charged to operations under all operating leases was $1,438,000, $1,670,000 and $1,337,000 in 2004, 2003 and 2002, respectively.
      The Company makes commitments in the normal course of business. At December 31, 2004, the Company had various contractual obligations, including royalty commitments, minimum product purchases, other distribution rights, and research and development commitments, that were $27,688,000, of which $8,879,000 is due in 2005 and the remainder due from 2006 through 2007.
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
      The Company is also a defendant in a number of multi-party asbestos lawsuits pending in various state courts. These lawsuits assert claims alleging that certain industrial products were manufactured by the defendants and were the cause of injury and harm. The Company is vigorously defending itself against these alleged claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.
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

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2004, 2003 and 2002

Note 7	Employee Benefit Plans

A.	Pension Plans
      The Company maintains a non-contributory defined benefit pension plan for certain employees. The following table sets forth the components of net periodic pension cost for the years ended December 31, 2004, 2003 and 2002 based on a September 30 measurement date:

	2004	2003	2002

	(In thousands)
Service cost — benefits earned during the year	$1,626	$1,577	$1,797
Interest cost on projected benefit obligations	2,510	2,630	2,606
Expected return on plan assets	(3,709)	(3,963)	(3,500)
Amortization of prior service cost	(136)	(136)	(117)
Amortization of net loss	656	408	117

Net periodic pension cost	$947	$516	$903

      Actuarial assumptions used in the determination of the net periodic pension cost were:

	2004	2003	2002

Discount rate	6.5%	7.0%	7.5%
Expected long-term return on plan assets	8.5%	8.5%	9.0%
Rate of compensation increase	5.0%	5.0%	5.0%

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2004, 2003 and 2002
      The following table provides a reconciliation of benefit obligations, plan assets and funded status based on a September 30 measurement date:

	2004	2003

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of plan year	$40,568	$39,569
Service cost	1,626	1,577
Interest cost	2,510	2,630
Actuarial loss	2,499	926
Benefits paid	(4,114)	(4,134)

Projected benefit obligation at September 30	$43,089	$40,568

Change in plan assets:
Fair value of plan assets at beginning of plan year	$40,996	$39,203
Actual return on plan assets	3,977	6,629
Company contribution	2,000	(702)
Benefits paid	(4,114)	(4,134)

Fair value of plan assets at September 30	$42,859	$40,996

Reconciliation:
Funded status at September 30	$(230)	$428
Unrecognized prior service cost	(1,084)	(1,221)
Unrecognized net actuarial loss	18,604	17,029

Prepaid pension asset at September 30 and December 31	$17,290	$16,236

      Actuarial assumptions used in the determination of the benefit obligation of the above data were:

	2004	2003

Discount rate	6.0%	6.5%
Rate of compensation increase	5.0%	5.0%
      The fair value of the pension plan assets was $45,700,000 at December 31, 2004 and $43,877,000 at December 31, 2003. The variation in the fair value of the assets between September and December of each year is primarily from the change in the market value of the underlying investments. Estimated future benefit payments expected to be paid in each of the next five years beginning with 2005 are $3,635,000, $3,569,000, $3,641,000, $3,925,000 and $4,153,000 with an aggregate of $21,182,000 for the five years thereafter. The Company does not expect to contribute funds to its pension plan in 2005.
      The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of short- and long-term plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2004, 2003 and 2002
investment portfolio reviews, annual liability measurements and periodic asset/ liability studies. The Company’s pension plan weighted-average asset allocations by asset category at December 31 are as follows:

	2004	2003

Stocks	60%	62%
Fixed income funds	32	33
Cash and cash equivalents	8	5

Total	100%	100%

      The pension plan has a separately determined accumulated benefit obligation which is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation in that it includes no assumption about future compensation levels. The accumulated benefit obligation was $42,432,000 and $39,642,000 at September 30, 2004 and 2003, respectively.
      The Company also maintains a supplemental non-qualified unfunded pension plan for certain officers and other key employees. In both 2004 and 2003, the Company recorded an additional minimum liability to recognize the difference between amounts originally recorded and the accumulated benefit obligation as of the September 30 measurement date. An adjustment was recorded in other comprehensive income (loss), net of the tax effect, for $27,000 and $(49,000) in 2004 and 2003, respectively. Pension expense for this plan was $391,000, $429,000 and $583,000 for years ended 2004, 2003 and 2002, respectively, and the amount accrued was $2,367,000 and $2,706,000 as of the end of 2004 and 2003.
     B.  Other Postretirement Benefits
      The Company has certain postretirement plans that provide medical benefits for certain retirees and eligible dependents. The following table sets forth the components of net periodic postretirement benefit cost for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

	(In thousands)
Service cost, benefits attributed for service of active employees for the period	$167	$104	$95
Interest cost on the accumulated postretirement benefit obligation	474	501	459
Amortization of prior service credit	(173)	(173)	(236)
Recognized net actuarial loss	155	119	69

Net periodic postretirement benefit cost	$623	$551	$387

      The discount rate used to measure the net periodic postretirement benefit cost was 6.5% for 2004, 7.0% for 2003 and 7.5% for 2002. It is the Company’s policy to fund health care benefits on a cash basis. Because the

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2004, 2003 and 2002
plans are unfunded, there are no plan assets. The following table provides a reconciliation of the benefit obligation at the Company’s December 31 measurement date.

	2004	2003

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$7,453	$7,532
Service cost	167	104
Interest cost	474	501
Actuarial loss	144	310
Plan participants contributions	248	166
Benefits paid	(1,449)	(1,160)

Projected benefit obligation and unfunded status at December 31	7,037	7,453
Unrecognized prior service credit	182	356
Unrecognized net actuarial loss	(2,729)	(2,740)

Accrued postretirement benefit cost	$4,490	$5,069

      The discount rate used to measure the accumulated postretirement benefit obligation was 6.0% for 2004 and 6.5% for 2003. Because the plan requires the Company to establish fixed Company contribution amounts for retiree health care benefits, future health care cost trends do not impact the Company’s accruals or provisions. Estimated future benefit payments, assuming more cost sharing, expected to be paid in each of the next five years beginning with 2005 are $688,000, $675,000, $674,000, $699,000 and $663,000 with an aggregate of $3,299,000 for the five years thereafter. These amounts can vary significantly from year to year because the Company is self-insured.
      FASB Financial Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act) addressed the impact of the Act enacted in December 2003. The Act provides a prescription drug benefit for Medicare eligible employees starting in 2006. The Act will not have an impact on the Company’s postretirement benefit obligation because the benefit levels of the Company’s plan currently do not meet the criteria set forth by the Act to qualify for the subsidy.
     C.  Badger Meter Employee Savings and Stock Ownership Plan
      The Badger Meter Employee Savings and Stock Ownership Plan (the ESSOP) has used proceeds from loans, guaranteed by the Company, to purchase Common Stock of the Company from shares held in treasury. The Company is obligated to contribute sufficient cash to the ESSOP to enable it to repay the loan principal and interest. The principal amount of the loan was $1,065,000 as of December 31, 2004, and $1,285,000 as of December 31, 2003. This principal amount has been recorded as long-term debt and a like amount of unearned compensation has been recorded as a reduction of shareholders’ equity in the accompanying Consolidated Balance Sheets.
      The Company made principal payments of $220,000, $250,000 and $365,000 in 2004, 2003 and 2002, respectively. These associated commitments released shares of Common Stock (21,396 in 2004, 24,314 in 2003 and 35,499 in 2002) for allocation to participants in the ESSOP. The ESSOP held unreleased shares of 103,578, 124,974 and 149,288 as of December 31, 2004, 2003 and 2002, respectively, with a fair value of $3,104,000, $2,384,000 and $2,396,000 as of December 31, 2004, 2003 and 2002, respectively. Unreleased shares are not considered outstanding for purposes of computing earnings per share.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2004, 2003 and 2002
      The ESSOP includes a voluntary 401(k) savings plan which allows certain employees to defer up to 20% of their income on a pretax basis subject to limits on maximum amounts. The Company matches 25% of each employee’s contribution, with the match percentage applying to a maximum of 7% of the employee’s salary. The match is paid using Company stock released through the ESSOP loan payments. For ESSOP shares purchased prior to 1993, compensation expense is recognized based on the original purchase price of the shares released and dividends on unreleased shares are charged to retained earnings. For shares purchased after 1992, expense is based on the market value of the shares on the date released and dividends on unreleased shares are accounted for as additional interest expense. At December 31, 2004, the Company intends to contribute $150,000 to the ESSOP in 2005 to be used to pay down the existing loan. This commitment releases shares to satisfy the 401(k) match for 2004. Compensation expense of $225,000, $231,000 and $234,000 was recognized for the match for 2004, 2003 and 2002, respectively.
Note 8  Income Tax Expense
      Details of earnings before income taxes and the related provision for income taxes are as follows:

	2004	2003	2002

	(In thousands)
Earnings (loss) before income taxes:
Domestic	$20,174	$16,058	$12,845
Foreign	(2,194)	(2,707)	(1,408)

Total	$17,980	$13,351	$11,437

Provision for income taxes:
Current:
Federal	$5,187	$4,855	$1,783
State	1,418	622	336
Foreign	259	(26)	61
Deferred:
Federal	1,258	118	1,468
State	245	80	499
Foreign	(20)	125	19

Total	$8,347	$5,774	$4,166

      The provision for income tax differs from the amount which would be provided by applying the statutory U.S. corporate income tax rate in each year due to the following items:

	2004	2003	2002

	(In thousands)
Provision at statutory rate	$6,293	$4,539	$3,889
State income taxes, net of federal tax benefit	1,081	463	551
Foreign income taxes	116	404	83
Reversal of prior liabilities	—	—	(675)
Valuation allowance	821	615	475
Other	36	(247)	(157)

Actual provision	$8,347	$5,774	$4,166

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2004, 2003 and 2002
      The components of the net deferred taxes as of December 31 were as follows (in thousands):

	2004	2003

Deferred tax assets:
Receivables	$351	$356
Inventories	903	680
Accrued compensation	829	627
Payables	1,282	1,688
Non-pension postretirement benefits	1,776	1,977
Accrued employee benefits	2,337	2,576
Net operating loss and tax credit carryforwards	3,233	1,225
Valuation reserve	(2,392)	(1,225)

Total deferred tax assets	8,319	7,904

Deferred tax liabilities:
Depreciation	4,397	3,012
Prepaid pension	6,806	6,303
Other	546	530

Total deferred tax liabilities	11,749	9,845

Net deferred tax liabilities	$(3,430)	$(1,941)

      The valuation reserve relates primarily to net operating loss carryforwards in certain foreign entities where there is uncertainty regarding the realization of the deferred tax benefit through future earnings. At December 31, 2004, the Company had foreign net operating loss carryforwards at certain European subsidiaries totaling $9.2 million, of which $7.9 million relates to the subsidiary in France. The carryforwards have unlimited carryforward periods, which can be used to offset future taxable income from these subsidiaries.
      No provision for federal income taxes was made on the earnings of foreign subsidiaries that are considered permanently invested or that would be offset by foreign tax credits upon distribution. Such undistributed earnings at December 31, 2004 were $1,468,000.
      In October 2004, the American Jobs Creation Act of 2004 and the Working Families Tax Relief Act of 2004 were signed into law. This legislation contains numerous corporate tax changes, including eliminating a tax benefit relating to U.S. product exports, a new deduction relating to U.S. manufacturing, a lower U.S. tax rate on non-U.S. dividends and an extension of the research and experimentation credit. This new legislation did not materially affect the Company’s 2004 results of operations or financial condition, and its impact on future years has not yet been determined.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2004, 2003 and 2002
Note 9  Long Term Debt and Fair Value of Financial Instruments
      Long-term debt consists of the following:

	2004	2003

	(In thousands)
ESSOP debt (Note 7C)	$1,065	$1,285
Capital lease	17	105
Term loans	19,085	28,705

Total debt	20,167	30,095
Less: current maturities	(5,348)	(5,645)

Long-term debt	$14,819	$24,450

      Interest on the ESSOP debt may be charged at either prime rate or at LIBOR plus 1.5%. As of December 31, 2004, the LIBOR-based loan had an interest rate of 2.66%. The terms of the loan allow variable payments of principal with the final principal and interest payment due April 30, 2006, at which time it is expected to be renewed. The interest expense on the ESSOP debt was $23,000, $27,000 and $31,000, which was net of dividends on unallocated ESSOP shares of $34,000, $39,000 and $45,000 for 2004, 2003 and 2002, respectively.
      In December 2003, the Company obtained two long-term, unsecured loans to replace existing short- and long-term debt. The Company secured a $16,000,000, three-year term loan that bears interest at 4.8% with remaining annual principal payments of $5,331,000 and $5,594,000 in 2005 and 2006, respectively. In addition, the Company secured a 10 million euro-based (U.S. dollar equivalent of $13,600,000 at December 31, 2004) revolving loan facility that bears interest at 3.35% and expires in April 2007. Borrowings under this revolving loan facility were $8,160,000 and $11,970,000 at December 31, 2004 and 2003, respectively.
      Cash, receivables and payables are reflected in the financial statements at fair value. Short-term debt is comprised of notes payable drawn against the Company’s lines of credit and commercial paper. Because of the short-term nature of these instruments, the carrying value approximates the fair value. The three-year term loan with $10,925,000 outstanding has an estimated fair value of $10,902,000 at December 31, 2004 based on a quoted market rate. The $8,160,000 outstanding under the euro-based revolving loan facility was renewed at December 31, 2004 at current interest rates and therefore carrying value approximates fair market value.
      The Company guarantees the debt of the Badger Meter Officers’ Voting Trust (BMOVT), from which the trust obtained loans from a bank on behalf of the officers of the Company in order to purchase shares of the Company’s Common Stock. The officers’ loan amounts are collateralized by the Company’s shares that were purchased with the loans’ proceeds. There have been no loans made to officers by the BMOVT since July 2002. The Company has guaranteed debt of $1,593,000 and $1,754,000 of the trust’s debt at December 31, 2004 and 2003, respectively. The current loan matures in April 2005, at which time it is expected to be renewed. The fair market value of this guarantee at December 31, 2004 continues to be insignificant because the collateral value of the shares exceeds the loan amount.
Note 10 Industry Segment and Geographic Areas
      The Company is a marketer and manufacturer of flow measurement and control instruments, which comprise one reportable segment. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes, customers and methods of distribution.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2004, 2003 and 2002
      Information regarding revenues by geographic area is as follows.

	2004	2003	2002

	(In thousands)
Revenues:
United States	$170,878	$152,818	$142,104
Foreign:
Europe	$25,408	$23,564	$13,974
Mexico	$4,228	$3,262	$6,495
Other	$4,496	$4,345	$4,744
      Information regarding assets by geographic area is as follows.

	2004	2003

	(In thousands)
Long-lived assets (all non-current assets):
United States	$54,595	$54,745
Foreign:
Europe	$14,638	$13,768
Mexico	$2,346	$2,340
Total assets:
United States	$103,991	$97,576
Foreign:
Europe	$35,350	$31,915
Mexico	$3,620	$4,360

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2004, 2003 and 2002

Note 11	Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends

	Quarter ended

	March 31	June 30	September 30	December 31

	(In thousands except per share data)
2004
Net sales	$49,602	$53,550	$53,340	$48,518
Gross margin	$16,626	$16,981	$17,903	$15,968
Net earnings	$2,450	$2,977	$3,389	$817
Earnings per share:
Basic	$0.37	$0.46	$0.51	$0.12
Diluted	$0.36	$0.44	$0.50	$0.12
Dividends declared	$0.13	$0.14	$0.14	$0.14
Stock price:
High	$19.25	$23.25	$22.85	$31.99
Low	$17.06	$18.63	$22.38	$22.63
Quarter-end close	$18.63	$22.13	$22.83	$29.96
2003
Net sales	$39,575	$47,516	$48,613	$48,285
Gross margin	$12,943	$16,024	$16,097	$15,455
Net earnings	$706	$2,606	$2,644	$1,621
Earnings per share:
Basic	$0.11	$0.40	$0.41	$0.25
Diluted	$0.11	$0.39	$0.41	$0.24
Dividends declared	$0.13	$0.13	$0.13	$0.14
Stock price:
High	$16.84	$15.94	$16.75	$19.88
Low	$14.89	$12.25	$13.66	$15.73
Quarter-end close	$15.37	$12.88	$16.00	$19.08
      Net sales and gross margin related to a contract for meters and installations were recorded in the third quarter 2003 prior to the meters being installed. Under the Company’s revenue recognition policy (Note 1), net sales and gross margins should not have been recorded until the fourth quarter 2003 when the meters were installed. This resulted in net sales and margins for the third quarter being overstated by $488,000 and $306,000, respectively, or $0.03 per diluted share, and the fourth quarter being understated by the same amounts. Accordingly, amounts for the full year of 2003 were correctly recorded.
      Badger Meter, Inc. Common Stock is listed on the American Stock Exchange under the symbol BMI. Earnings per share is computed independently for each quarter. As such, the annual per share amount may not equal the sum of the quarterly amounts due to rounding. The Company currently anticipates continuing to pay cash dividends. Shareholders of record as of December 31, 2004 and 2003 totaled 560 and 535, respectively, for Common Stock. Voting trusts are counted as single shareholders for this purpose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9a.	CONTROLS AND PROCEDURES
      Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2004. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of the end of the year ended December 31, 2004 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.
      Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
      Management’s Annual Report on Internal Control over Financial Reporting. The report of management required under this Item 9a. is contained in Item 8 of this 2004 Annual Report on Form 10-K under the heading “Management’s Annual Report on Internal Control over Financial Reporting.”
      Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting. The attestation report required under this Item 9a. is contained in Item 8 of this 2004 Annual Report of Form 10-K under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”
ITEM 9b. OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information required by this Item with respect to directors is included under the headings “Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April  29, 2005, and is incorporated herein by reference.
      Information concerning the executive officers of the Company is included in Part I of this Form 10-K.
      The Company has adopted the Badger Meter, Inc. Code of Conduct for Financial Executives that applies to the Company’s Chairman, President and Chief Executive Officer, the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer and other persons performing similar functions. A copy of the Badger Meter, Inc. Code of Conduct for Financial Executives is posted on the Company’s website at www.badgermeter.com. The Badger Meter, Inc. Code of Conduct for Financial Executives is also available in print to any shareholder who requests it in writing from the Secretary of the Company. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Badger Meter, Inc. Code of Conduct for Financial Executives by posting such information on the Company’s website at www.badgermeter.com.

      The Company is not including the information contained on its website as part of, or incorporating it by reference into, this annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
      Information required by this Item is included under the headings “Nomination and Election of Directors — Director Compensation” and “Executive Compensation” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2005, and is incorporated herein by reference; provided, however, that the subsection entitled “Corporate Governance Committee Report on Executive Compensation” shall not be deemed to be incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      Information required by this Item is included under the heading “Stock Ownership of Management and Others” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2005, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information required by this Item is included under the headings “Corporate Governance Committee Interlocks and Insider Participation” and “Certain Transactions” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2005, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Information required by this Item is included under the heading “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2005, and is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed

1.	Financial Statements. See the financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2004 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Shareholders’ Equity.”

2.	Financial Statement Schedules. Financial statement schedules are omitted because the information required in these schedules is included in the Notes to Consolidated Financial Statements.

3.	Exhibits. See the Exhibit Index included in this Form 10-K which is incorporated herein by reference.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.
Dated: March 1, 2005

By	/s/ Richard A. Meeusen _______________________________________ Richard A. Meeusen Chairman, President and Chief Executive Officer

By	/s/ Richard E. Johnson _______________________________________ Richard E. Johnson Senior Vice President — Finance, Chief Financial Officer and Treasurer

By	/s/ Beverly L.P. Smiley _______________________________________ Beverly L.P. Smiley Vice President — Controller

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Richard A. Meeusen Richard A. Meeusen Chairman, President and Chief Executive Officer and Director March 1, 2005	/s/ Ulice Payne, Jr. Ulice Payne, Jr. Director March 1, 2005

/s/ Thomas J. Fischer Thomas J. Fischer Director March 1, 2005	/s/ Andrew J. Policano Andrew J. Policano Director March 1, 2005

/s/ James L. Forbes James L. Forbes Director March 1, 2005	/s/ Steven J. Smith Steven J. Smith Director March 1, 2005

/s/ Kenneth P. Manning Kenneth P. Manning Director March 1, 2005	/s/ John J. Stollenwerk John J. Stollenwerk Director March 1, 2005

EXHIBIT INDEX

Exhibit No.		Exhibit Description

(3.0)		Restated Articles of Incorporation effective September 30, 1999. [Incorporated by reference from Exhibit (3.0) (i) to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999].
(3.1)		Restated By-Laws as amended February 14, 2003. [Incorporated by reference from Exhibit (3.1) to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002].
(4.0)		Loan Agreement dated December 29, 2003 between the Registrant and the M&I Marshall & Ilsley Bank relating to the Registrant’s revolving credit loan. [Incorporated by reference from Exhibit (4) to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003].
(4.1)		Loan Agreement between Bank One, N.A. and the Badger Meter Employee Savings and Stock Ownership Plan and Trust, dated June 20, 2003. [Incorporated by reference from Exhibit (4) to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003].
(4.2)		Rights Agreement, dated May 26, 1998, between the Registrant and Firstar Trust Company. [Incorporated by reference to Exhibit (4.1) to the Registrant’s Registration Statement on Form 8-A (Commission File No. 1-6706)].
(4.3)		Agreement of Substitution and Amendment of Common Shares Rights Agreement, dated August 16, 2002, between the Registrant and American Stock Transfer and Trust Company. [Incorporated by reference to Exhibit (4.2) to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-102057)].
(4.4)		Loan Agreement dated December 29, 2003 between the Registrant and the M&I Marshall & Ilsley Bank relating to the Registrant’s business note. [Incorporated by reference from Exhibit (4.4) to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003].
(4.5)		Loan Agreement dated December 29, 2003 between the Registrant and the M&I Marshall & Ilsley Bank relating to the Registrant’s euro note. [Incorporated by reference from Exhibit (4.5) to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003].
(4.6)		Note Modification Agreement and Amendment to Loan Agreement dated June 20, 2003 between Bank One, N.A. and the Badger Meter Employee Savings and Stock Ownership Plan and Trust, dated June 17, 2004.
(9.1)		Badger Meter Officers’ Voting Trust Agreement dated December 18, 1991. [Incorporated by reference from Exhibit (9.1) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991].
(10	.1)*	Badger Meter, Inc. 1989 Stock Option Plan. [Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 33-27650)].
(10	.2)*	Badger Meter, Inc. 1993 Stock Option Plan. [Incorporated by reference from Exhibit (4.3) to the Registrant’s Form S-8 Registration Statement (Registration No. 33-65618)].
(10	.3)*	Badger Meter, Inc. 1995 Stock Option Plan. [Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 33-62239)].
(10	.4)*	Badger Meter, Inc. 1997 Stock Option Plan. [Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 333-28617)].
(10	.5)*	Badger Meter, Inc. Deferred Compensation Plan. [Incorporated by reference from Exhibit (10.5) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993].
(10.6)		Badger Meter, Inc. Employee Savings and Stock Ownership Plan. [Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 33-62241)].
(10	.7)*	Long-Term Incentive Plan. [Incorporated by reference from Exhibit (10.6) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995].
(10	.8)*	Badger Meter, Inc. Supplemental Non-Qualified Unfunded Pension Plan. [Incorporated by reference from Exhibit (10.7) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995].

Exhibit No.		Exhibit Description

(10	.9)*	Forms of the Key Executive Employment and Severance Agreements between Badger Meter, Inc. and the applicable executive officers. [Incorporated by reference from Exhibit (10.0) to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999].
(10	.10)*	Badger Meter, Inc. 1999 Stock Option Plan. [Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 333-73228)].
(10	.11)*	Badger Meter, Inc. Amendment to Deferred Compensation Plan. [Incorporated by reference from Exhibit (10.11) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000].
(10	.12)*	Badger Meter, Inc. 2002 Director Stock Grant Plan. [Incorporated by reference from Exhibit (10.0) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002].
(10	.13)*	Badger Meter, Inc. 2003 Stock Option Plan. [Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 333-107850)].
(21.0)		Subsidiaries of the Registrant.
(23.0)		Consent of Independent Registered Public Accounting Firm.
(31.1)		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)		Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.0)		Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.0)		Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2005. To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12, 13 and 14 of this Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report.

*	A management contract or compensatory plan or arrangement.