Form 10-Q
period 2005-03-31
BADGER METER INC
filed 2005-04-27
CIK 9092

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  for the quarterly period ended MARCH 31, 2005

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

      As of April 13, 2005, there were 6,758,773 shares of Common Stock outstanding with a par value of $1.00 per share.

                               BADGER METER, INC.

          QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED MARCH 31, 2005

                                      INDEX

                                                                            Page No.
                                                                            --------
Part I.  Financial Information:

      Item 1 Financial Statements:

             Consolidated Condensed Balance Sheets - - March 31, 2005 and
             December 31, 2004                                                 4

             Consolidated Condensed Statements of Operations - - Three
             Months Ended March 31, 2005 and 2004                              5

             Consolidated Condensed Statements of Cash Flows - - Three
             Months Ended March 31, 2005 and 2004                              6

             Notes to Unaudited Consolidated Condensed Financial Statements    7

      Item 2 Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        10

      Item 3 Quantitative and Qualitative Disclosures about Market Risk       12

      Item 4 Controls and Procedures                                          12

Part II. Other Information:

      Item 2 Unregistered Sales of Equity Securities and Use of Proceeds      13

      Item 6 Exhibits                                                         13

Signatures                                                                    14

Exhibit Index                                                                 15

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

   - the success or failure of newer Company products, including the Orion(R) radio frequency mobile AMR system, the absolute digital encoder (ADE(TM)) and the Galaxy(TM) fixed network AMR system;

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

   - the general health of the United States and foreign economies, including housing starts in the United States and overall industrial activity;

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                               BADGER METER, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            March 31,    December 31,
                                                               2005         2004
                                                           -----------   ------------
                                                           (Unaudited)
                                                              (In thousands except
                                                                 share amounts)
ASSETS
Current assets:
     Cash                                                  $     2,375   $     2,834
     Receivables                                                32,142        26,879
     Inventories:
       Finished goods                                           13,559        14,121
       Work in process                                           9,408         9,054
       Raw materials                                            11,919        12,471
                                                           -----------   -----------
         Total inventories                                      34,886        35,646
     Prepaid expenses                                            2,999         2,016
     Deferred income taxes                                       3,994         4,007
                                                           -----------   -----------
         Total current assets                                   76,396        71,382

Property, plant and equipment, at cost                         107,394       107,295
     Less accumulated depreciation                             (66,327)      (65,279)
                                                           -----------   -----------
        Net property, plant and equipment                       41,067        42,016

Intangible assets, at cost less accumulated amortization         1,201         1,160
Prepaid pension                                                 16,902        17,290
Other assets                                                     4,100         4,009
Goodwill                                                         6,929         7,104
                                                           -----------   -----------
Total assets                                               $   146,595   $   142,961
                                                           ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term debt                                       $    18,412   $    17,539
     Current portion of long-term debt                           5,395         5,348
     Payables                                                   15,501        11,395
     Accrued compensation and employee benefits                  4,620         6,166
     Warranty and after-sale costs                               3,730         3,817
     Income and other taxes                                      2,563           982
                                                           -----------   -----------
         Total current liabilities                              50,221        45,247

Deferred income taxes                                            7,415         7,437
Accrued non-pension postretirement benefits                      4,467         4,490
Other accrued employee benefits                                  6,575         6,902
Long-term debt                                                  11,634        14,819
Commitments and contingencies
Shareholders' equity:
     Common Stock                                                9,922         9,872
     Capital in excess of par value                             19,023        18,313
     Reinvested earnings                                        67,546        64,928
     Accumulated other comprehensive income                      1,266         2,024
     Less: Employee benefit stock                                 (915)       (1,065)
           Treasury stock, at cost                             (30,559)      (30,006)
                                                           -----------   -----------
         Total shareholders' equity                             66,283        64,066
                                                           -----------   -----------

Total liabilities and shareholders' equity                 $   146,595   $   142,961
                                                           ===========   ===========

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended
                                                                          March 31,
                                                                          ---------
                                                                        (Unaudited)
                                                           2005                       2004
                                                           ----                       ----
                                                           (In thousands except share and per
                                                                     share amounts)
Net sales                                              $    54,432                $    49,602

Cost of sales                                               35,470                     32,976
                                                       -----------                -----------

Gross margin                                                18,962                     16,626

Selling, engineering and administration                     12,820                     12,028
                                                       -----------                -----------

Operating earnings                                           6,142                      4,598

Interest expense                                               458                        428
Other expense (income), net                                   (344)                       127
                                                       -----------                -----------

Earnings before income taxes                                 6,028                      4,043

Provision for income taxes                                   2,472                      1,593
                                                       -----------                -----------

Net earnings                                           $     3,556                $     2,450
                                                       ===========                ===========

Per share amounts:

   Earnings per share:
     Basic                                             $       .53                $       .37
     Diluted                                           $       .51                $       .36

   Dividends declared:                                 $       .14                $       .13

   Shares used in computation of
      earnings per share:
     Basic                                               6,701,667                  6,549,386
     Impact of dilutive stock options                      239,009                    167,828
                                                       -----------                -----------
     Diluted                                             6,940,676                  6,717,214
                                                       ===========                ===========

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                          March 31,
                                                          ---------
                                                         (Unaudited)
                                                        (In thousands)

                                                  2005                  2004
                                                  ----                  ----
Operating activities:
   Net earnings                               $     3,556           $     2,450
   Adjustments to reconcile net
     earnings to net cash provided
     by (used for) operations:
       Depreciation                                 1,738                 1,780
       Amortization                                    53                    37
       Tax benefit on stock options                   239                    56
       Deferred income taxes                           (9)                   47
       Noncurrent employee benefits                   188                   237
       Changes in:
         Receivables                               (5,190)               (1,966)
         Inventories                                  430                (1,699)
         Prepaid expenses                            (978)                 (514)
         Current liabilities other than debt        3,887                (3,389)
                                              -----------           -----------
   Total adjustments                                  358                (5,411)
                                              -----------           -----------
Net cash provided by (used for) operations          3,914                (2,961)
                                              -----------           -----------

Investing activities:
   Property, plant and equipment                   (1,169)               (1,373)
   Other - net                                       (208)                    5
                                              -----------           -----------
Net cash used for investing activities             (1,377)               (1,368)
                                              -----------           -----------

Financing activities:
   Net increase in short-term debt                    873                 5,717
   Repayments of long-term debt                    (3,138)               (1,894)
   Dividends paid                                    (938)                 (885)
   Proceeds from exercise of stock options            607                   382
   Treasury stock purchases                          (632)                 (458)
   Issuance of treasury stock                         232                   153
                                              -----------           -----------
Net cash provided by (used for)
   financing activities                            (2,996)                3,015
                                              -----------           -----------

Increase (decrease) in cash                          (459)               (1,314)
Cash - beginning of period                          2,834                 2,089
                                              -----------           -----------
Cash - end of period                          $     2,375           $       775
                                              ===========           ===========

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated condensed financial position at March 31, 2005, results of operations for the three-month periods ended March 31, 2005 and 2004, and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Certain reclassifications have been made to the 2004 consolidated condensed financial statements to conform to the 2005 presentation.

2. The consolidated condensed balance sheet at December 31, 2004 was derived from amounts included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Refer to the footnotes to the financial statements included in that report for a description of the Company's accounting policies, which have been continued without change, and additional details of the Company's financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.

      GOODWILL Goodwill decreased from $7,104,000 at December 31, 2004 to $6,929,000 at March 31, 2005 as a result of translation adjustments for goodwill denominated in foreign currencies.

      WARRANTY AND AFTER-SALE COSTS The Company estimates and records provisions for warranties and other after-sale costs in the period the sale is reported. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company's warranty and after-sale costs reserve for the three-month periods ended March 31, 2005 and 2004 are as follows:

                Balance at  Additions              Balance
                beginning   charged to    Costs       at
(In thousands)   of year     earnings   incurred   March 31
--------------  ----------  ----------  ---------  --------
2005            $    3,817  $      386  $   (473)  $  3,730
2004            $    3,767  $      207  $   (205)  $  3,769

      STOCK OPTION PLANS The Company has six stock option plans which provide for the issuance of options to key employees and directors of the Company. Each plan authorizes the issuance of options to purchase up to an aggregate of 400,000 shares of Common Stock, with vesting periods of up to ten years and maximum option terms of ten years. As of March 31, 2005, options to purchase 299,924 shares remain available for grant under these plans.

      As allowed by Financial Accounting Standards Board (FASB) Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," and Statement No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

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

                                                 Three months
                                                ended March 31,
                                            -----------------------
(In thousands except per share amounts)        2005         2004
------------------------------------------  ----------   ----------
Net earnings, as reported                   $   3,556    $   2,450
Deduct:  Total stock-based compensation
  determined under fair value based method
  for all awards since January 1, 1995,
  net of related tax effects                      (76)        (103)
                                            ---------    ---------
Pro forma net earnings                      $   3,480    $   2,347
                                            =========    =========

Earnings per share:
  Basic, as reported                        $     .53    $     .37
  Basic, pro forma                          $     .52    $     .36
  Diluted, as reported                      $     .51    $     .36
  Diluted, pro forma                        $     .50    $     .35

      In December 2004, the FASB issued Statement No. 123(R) (SFAS 123(R), "Share-Based Payment," which changed the accounting rules relating to equity compensation programs. On April 15, 2005, the Security and Exchange Commission provided a phased-in implementation process for SFAS 123(R), which will now be effective for the Company on January 1, 2006. Refer to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for additional information regarding SFAS 123(R) and the anticipated impact of adoption.

3. Included in other expense (income), net are foreign currency gains and losses, which are recognized as incurred. The Company's functional currency for all of its foreign subsidiaries is the U.S. dollar, with the exception of Badger Meter France (the French parent holding company of MecaPlus Equipments SA (MPE)), MPE and Badger Meter Czech Republic, whose functional currency is the euro. A foreign currency gain of $286,000 and a $(61,000) loss was reported at March 31, 2005 and 2004, respectively, primarily related to the recent strengthening of the U.S. dollar versus the euro.

4. The Company maintains a non-contributory defined benefit pension plan for its domestic employees and a non-contributory postretirement plan that provides medical benefits for certain domestic retirees and eligible dependents. The following table sets forth the components of net periodic benefit cost for the three months ended March 31, 2005 and 2004 based on a September 30 measurement date:

                                                                  Other
                                                              postretirement
                                       Pension benefits          benefits
                                    ----------------------  -----------------
(In thousands)                         2005        2004       2005     2004
----------------------------------  ----------  ----------  -------  --------
Service cost                        $     457   $     407   $   44   $    32
Interest cost                             625         627      125       120
Expected return on plan assets           (910)       (927)       -         -
Amortization of prior service cost        (29)        (34)     (45)      (43)
Amortization of net loss                  248         164       40        39
                                    ---------   ---------   ------   -------
Net periodic benefit cost           $     391   $     237   $  164   $   148
                                    =========   =========   ======   =======

      The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it did not expect to contribute funds to its pension plan in 2005. While the Company believes that it will not be required to make a contribution in 2005, such belief is based upon the expected return on assets as of the annual measurement date of September 30, 2005.

      The Company also disclosed in its financial statements for the year ended December 31, 2004 that it estimated it would pay $688,000 in other postretirement benefits in 2005. As of March 31, 2005, $172,000 of such benefits were paid, which was less than anticipated due to the timing of payments and lower than expected benefit payment obligations. The Company continues to believe that its estimated payments for the full year are reasonable. Note that the amount of benefits paid in calendar year 2005 will not impact the expense for postretirement benefits for the current year.

5. The Company guarantees the debt of the Badger Meter Officers' Voting Trust (BMOVT), from which the trust obtained loans from a bank on behalf of the officers of the Company in order to purchase shares of the Company's Common Stock. The officers' loan amounts are collateralized by the Company's shares that were purchased with the loans' proceeds. There have been no loans made to officers by the BMOVT since July 2002. The Company has guaranteed debt of $1,428,000 and $1,593,000 of the trust's debt at March 31, 2005 and December 31, 2004, respectively. The current loan matures in April 2005, at which time it is expected to be renewed. The fair market value of this guarantee at March 31, 2004 continues to be insignificant because the collateral value of the shares exceeds the loan amount.

      The Company guarantees the outstanding debt of the Badger Meter Employee Savings and Stock Ownership Plan that is recorded in long-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders' equity. The loan amount is collateralized by shares of the Company's Common Stock. A payment of $150,000 in the first quarter of 2005 reduced the loan from $1,065,000 at December 31, 2004 to $915,000 at March 31, 2005.

6. Total comprehensive income was $2,798,000 and $2,336,000 for the three-month periods ended March 31, 2005 and 2004, respectively. Included in the three months ended March 31, 2005 and 2004 was $758,000 and $114,000, respectively, of other comprehensive loss related to foreign currency translation adjustments.

7. In the normal course of business, the Company is named in legal proceedings from time to time. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

      The Company is subject to contingencies relating to environmental laws and regulations. Currently, the Company is in the process of resolving issues relating to two landfill sites. Provision has been made for all known settlement costs, which are not material.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION AND OVERVIEW

      Badger Meter is a leading marketer and manufacturer of products using flow measurement and control technologies developed both internally and with other technology companies. Its products are used to measure and control the flow of liquids in a variety of applications. The Company's product lines fall into two general categories, utility and industrial. Two product lines, residential and commercial water meters (with various meter reading technology systems), are generally sold to water utilities and constitute a majority of the Company's sales. Industrial product line sales comprise the remainder of the Company's sales and include automotive fluid meters and systems, small precision valves, electromagnetic meters, impeller flow meters and industrial process meters (all with related accessories and instrumentation).

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31

      Net sales for the three-month period ended March 31, 2005 increased $4.8 million, or 9.7%, over the same period in 2004. Residential and commercial water meter sales represented 73.2% of total sales in the first quarter of 2005 compared to 71.2% in the first quarter of 2004. These sales increased $4.5 million to $39.8 million compared to $35.3 million in the same period in 2004. These increases were in both local (or manual) read water meter units as well as units utilizing AMR technologies, which carry higher prices and contributed to the majority of the increase in net sales for the quarter. Most notable in the increase of AMR technologies was the increase in sales of the Company's proprietary AMR product, Orion, which increased three-fold over the amount sold in the first quarter of 2004. This was mitigated somewhat by sales decreases in other AMR technologies.

      Industrial sales are affected by economic conditions, domestically and internationally, in each of the markets served by the various product lines. In total, industrial products represented 26.8% of total sales for the three months ended March 31, 2005 compared to 28.8% for the same period in 2004. The change was due to a higher percentage increase in water meter sales compared to industrial product sales. Industrial sales increased $0.3 million to $14.6 million in the first quarter of 2005 compared to $14.3 million in the first quarter of 2004. This was the net effect of increases in sales of small precision valves, electromagnetic meters and impeller flow meters offset somewhat by slight declines in sales of other industrial products.

      Gross margins for the first quarter of 2005 were 34.8% compared to 33.5% in the first quarter of 2004. The increase was due to the higher mix of AMR products, particularly the Orion product, which carry higher margins, and price increases instituted on select products offset somewhat by continuing price pressures due to competition and the higher costs of metal alloys.

      Selling, engineering and administration costs in the first quarter of 2005 were $0.8 million, or 6.6%, higher than the same period in 2004 due to higher research and development costs, increased costs associated with increased sales and normal inflationary pressures offset somewhat by continuing cost control efforts.

      Interest expense for the first quarter of 2005 was $30,000 lower than the same period in the prior year primarily due to lower debt balances offset somewhat by higher interest rates.

      Other expense (income), net for the first quarter of 2005 was $0.5 million lower than the same period in 2004 due primarily to foreign exchange gains as a result of the recent strengthening of the US dollar versus the euro.

      The effective tax rate for the first quarter of 2005 was 41.0% compared to 39.4% due principally to higher Federal and state rates.

      As a result of the above-mentioned items, net earnings for the first quarter of 2005 were $3.6 million compared to net earnings in the first quarter of 2004 of $2.5 million. On a diluted earnings per share basis, this equated to $0.51 per share for the first quarter of 2005 compared to $0.36 for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

      The main sources of liquidity for the Company typically are cash from operations and borrowing capacity. For the first three months of 2005, $3.9 million of cash was provided by operations, primarily as the net result of increased earnings adjusted for depreciation and amortization and increased payables offset by increases in receivables due to increased sales.

      The change in the receivables balance from $26.9 million at December 31, 2004 to $32.1 million at March 31, 2005 was primarily due to increased sales and the timing of certain customer payments.

      Inventories at March 31, 2005 have declined nearly $0.8 million from the December 31, 2004 balance of $35.6 million due primarily to the higher sales in the first quarter.

      Capital expenditures of $1.2 million were less than the depreciation expense of $1.7 million for the first three months of 2005 resulting in a decrease in net property, plant and equipment balances from December 31, 2004.

      Short-term debt and the current portion of long-term debt at March 31, 2005 increased $0.9 million to a combined $23.8 million versus a balance at the end of 2004 of $22.9 million. This increase was primarily due to the cash required for increased receivables, repayments of long-term debt and dividends not covered by the increase in earnings and accounts payable. The long-term debt amounts declined as a result of regularly scheduled payments.

      Payables increased to $15.5 million at March 31, 2005 from $11.4 million at December 31, 2004 primarily as a result of the timing of payments. Income and other taxes increased to $2.6 million from $1.0 million at December 31, 2004 as a result of the timing of tax payments.

      Common stock and capital in excess of par value have increased from December 31, 2004 due to new shares issued in connection with the exercise of stock options and purchases by the Employee Savings and Stock Ownership Plan (ESSOP). Treasury stock increased due to shares repurchased during the period. Employee benefit stock decreased $150,000 due to shares released as a result of a payment made on the ESSOP loan during the first quarter of 2005.

      Badger Meter's financial condition remains strong. The Company believes that its operating cash flows, available borrowing capacity, including $23.9 million of unused credit lines, and its ability to raise additional capital provide adequate resources to fund ongoing operating requirements, future capital requirements and the development of new products.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

      The Company's off-balance sheet arrangements and contractual obligations are discussed in Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Off-Balance Sheet Arrangements" and "Contractual Obligations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and have not materially changed since that report was filed.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's quantitative and qualitative disclosures about market risk are included in Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risks" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and have not materially changed since that report was filed.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2005. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2005 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Control over Financial Reporting

      There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The Company has undertaken stock repurchases from time to time to offset dilution created by shares issued for stock options and other corporate purposes, as well as to repurchase shares when market conditions are favorable. For the quarter ended March 31, 2005, the Company repurchased 22,175 shares of Common Stock for $632,000. As of the end of the first quarter of 2005, the Company has remaining availability to repurchase up to an additional 449,380 shares of Common Stock (which were valued at $11.9 million at the March 31, 2005 closing price of $26.50 per share) pursuant to the Board of Directors' authorizations. The purchase of Common Stock is at the Company's discretion, subject to prevailing financial and market conditions.

      The following chart discloses information regarding the shares of the Company's Common Stock repurchased during the quarter ended March 31, 2005, all of which were purchased pursuant to the Board of Directors' authorizations:

                                                                   TOTAL NUMBER OF      MAXIMUM NUMBER
                                                                 SHARES PURCHASED AS  OF SHARES THAT MAY
                                                                   PART OF PUBLICLY     YET BE PURCHASED
                            TOTAL NUMBER OF  AVERAGE PRICE PAID  ANNOUNCED PLANS OR   UNDER THE PLANS OR
PERIOD                     SHARES PURCHASED      PER SHARE           PROGRAMS (1)         PROGRAMS (1)
-------------------------  ----------------  ------------------  -------------------  ------------------
January 1 to January 31          8,691           $  28.54                8,691              462,864
February 1 to February 28        8,148           $  28.97                8,148              454,716
March 1 to March 31              5,336           $  27.88                5,336              449,380
                                ------           --------               ------              -------
Total/Average                   22,175           $  28.54               22,175              449,380
                                ======           ========               ======              =======

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

                                        BADGER METER, INC.

Dated: April 26, 2005                By /s/ Richard A. Meeusen
                                         ---------------------------------------
                                         Richard A. Meeusen
                                         Chairman, President and Chief Executive
                                         Officer

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


                                      By /s/ Beverly L.P. Smiley
                                         ---------------------------------------
                                         Beverly L.P. Smiley
                                         Vice President - Controller

                               BADGER METER, INC.

         QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED MARCH 31, 2005

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