Form 10-Q
period 2005-06-30
BADGER METER INC
filed 2005-08-08
CIK 9092

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  for the quarterly period ended JUNE 30, 2005

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

      As of July 18, 2005, there were 6,788,905 shares of Common Stock outstanding with a par value of $1.00 per share.

                               BADGER METER, INC.

          QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED JUNE 30, 2005

                                     INDEX

                                                                                Page No.
                                                                                --------
Part I.  Financial Information:

   Item 1    Financial Statements:

             Consolidated Condensed Balance Sheets - -
             June 30, 2005 and December 31, 2004                                    4

             Consolidated Condensed Statements of Operations - -
             Three and Six Months Ended June 30, 2005 and 2004                      5

             Consolidated Condensed Statements of Cash Flows - -
             Six Months Ended June 30, 2005 and 2004                                6

             Notes to Unaudited Consolidated Condensed Financial Statements         7

   Item 2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                   11

   Item 3    Quantitative and Qualitative Disclosures about Market Risk            14

   Item 4    Controls and Procedures                                               14

Part II. Other Information:

   Item 2    Unregistered Sales of Equity Securities and Use of Proceeds           14

   Item 4    Submission of Matters to a Vote of Security Holders                   15

   Item 6    Exhibits                                                              15

Signatures                                                                         17

Exhibit Index                                                                      18

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

            Certain statements contained in this Form 10-Q, as well as other information provided from time to time by Badger Meter, Inc. (the "Company") or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words "anticipate," "believe," "estimate," "expect," "think," "should" and "objective" or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company's then current views and assumptions and involve risks and uncertainties that include, among other things:

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

      - increases in the cost and/or availability of needed raw materials and parts;

      - changes in foreign economic conditions, particularly currency fluctuations between the United States dollar and the euro; and

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                               BADGER METER, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                             June 30,             December 31,
                                                               2005                   2004
                                                           -----------            ------------
                                                           (Unaudited)
                                                                     (In thousands)
ASSETS
Current assets:
     Cash                                                  $     2,143             $   2,834
     Receivables                                                34,579                26,879
     Inventories:
       Finished goods                                           13,367                14,121
       Work in process                                           9,678                 9,054
       Raw materials                                            11,401                12,471
                                                           -----------             ---------
         Total inventories                                      34,446                35,646
     Prepaid expenses                                            2,755                 2,016
     Deferred income taxes                                       3,969                 4,007
                                                           -----------             ---------
         Total current assets                                   77,892                71,382
Property, plant and equipment, at cost                         106,241               107,295
     Less accumulated depreciation                             (66,278)              (65,279)
                                                           -----------             ---------
        Net property, plant and equipment                       39,963                42,016

Intangible assets, at cost less accumulated amortization         1,114                 1,160
Prepaid pension                                                 16,508                17,290
Other assets                                                     4,246                 4,009
Goodwill                                                         6,667                 7,104
                                                           -----------             ---------

Total assets                                               $   146,390             $ 142,961
                                                           ===========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term debt                                       $     6,985             $  17,539
     Current portion of long-term debt                           7,247                 5,348
     Payables                                                   14,362                11,395
     Accrued compensation and employee benefits                  5,302                 6,166
     Warranty and after-sale costs                               3,678                 3,817
     Income and other taxes                                      4,429                   982
                                                           -----------             ---------
         Total current liabilities                              42,003                45,247

Deferred income taxes                                            7,408                 7,437
Accrued non-pension postretirement benefits                      4,247                 4,490
Other accrued employee benefits                                  6,386                 6,902
Long-term debt                                                  17,855                14,819
Commitments and contingencies
Shareholders' equity:
     Common Stock                                                9,973                 9,872
     Capital in excess of par value                             20,246                18,313
     Reinvested earnings                                        70,761                64,928
     Accumulated other comprehensive income                        364                 2,024
     Less: Employee benefit stock                               (1,452)               (1,065)
           Treasury stock, at cost                             (31,401)              (30,006)
                                                           -----------             ---------
         Total shareholders' equity                             68,491                64,066
                                                           -----------             ---------

Total liabilities and shareholders' equity                 $   146,390             $ 142,961
                                                           ===========             =========

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                       Three Months Ended             Six Months Ended
                                            June 30,                      June 30,
                                   --------------------------    --------------------------
                                          (Unaudited)                   (Unaudited)
                                              (In thousands except share and per
                                                        share amounts)
                                       2005           2004           2005           2004
                                   -----------    -----------    -----------    -----------
Net sales                          $    57,432    $    53,550    $   111,864    $   103,152

Cost of sales                           37,333         36,569         72,803         69,545
                                   -----------    -----------    -----------    -----------

Gross margin                            20,099         16,981         39,061         33,607

Selling, engineering and
     administration                     12,544         11,614         25,364         23,642
                                   -----------    -----------    -----------    -----------

Operating earnings                       7,555          5,367         13,697          9,965

Interest expense                           317            454            775            882
Other expense (income), net                 56             73           (288)           200
                                   -----------    -----------    -----------    -----------

Earnings before income taxes             7,182          4,840         13,210          8,883

Provision for income taxes               3,023          1,863          5,495          3,456
                                   -----------    -----------    -----------    -----------

Net earnings                       $     4,159    $     2,977    $     7,715    $     5,427
                                   ===========    ===========    ===========    ===========

Per share amounts:

   Earnings per share:
     Basic                         $       .62    $       .46    $      1.15    $       .83
     Diluted                       $       .59    $       .44    $      1.11    $       .80

   Dividends declared:             $       .14    $       .14    $       .28    $       .27
   Shares used in computation of
     earnings per share:
     Basic                           6,724,827      6,577,154      6,713,221      6,563,270
     Impact of stock-based
       compensation                    273,505        213,176        249,958        185,673
                                   -----------    -----------    -----------    -----------
     Diluted                         6,998,332      6,790,330      6,963,179      6,748,943
                                   ===========    ===========    ===========    ===========

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                  Six Months Ended
                                                      June 30,
                                                  ----------------
                                                    (Unaudited)
                                                   (In thousands)
                                                  2005        2004
                                                --------    --------
Operating activities:
   Net earnings                                 $  7,715    $  5,427
   Adjustments to reconcile net
     earnings to net cash provided
     by (used for) operations:
       Depreciation                                3,449       3,564
       Amortization                                  117          81
       Tax benefit on stock options                  550         163
       Deferred income taxes                         (31)         26
       Noncurrent employee benefits                1,158       1,077
       Changes in:
         Receivables                              (8,412)     (3,756)
         Inventories                                 349      (1,392)
         Prepaid expenses                           (786)       (594)
         Current liabilities other than debt       4,573      (1,367)
                                                --------    --------
   Total adjustments                                 967      (2,198)
                                                --------    --------
Net cash provided by operations                    8,682       3,229
                                                --------    --------

Investing activities:
   Property, plant and equipment                  (2,302)     (2,549)
   Other - net                                      (409)       (263)
                                                --------    --------
Net cash used for investing activities            (2,711)     (2,812)
                                                --------    --------

Financing activities:
   Net increase (decrease) in short-term debt    (10,100)      5,017
   Issuance of long-term debt                     10,000           -
   Repayments of long-term debt                   (5,066)     (3,628)
   Dividends paid                                 (1,882)     (1,774)
   Proceeds from exercise of stock options         1,148         826
   Treasury stock purchases                       (1,653)       (694)
   Issuance of treasury stock                        576         333
                                                --------    --------
Net cash provided by (used for)
   financing activities                           (6,977)         80
                                                --------    --------

Effect of exchange rate on cash                      315         272
                                                --------    --------

Increase (decrease) in cash                         (691)        769
Cash - beginning of period                         2,834       2,089
                                                --------    --------
Cash - end of period                            $  2,143    $  2,858
                                                ========    ========

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated condensed financial position at June 30, 2005, results of operations for the three- and six-month periods ended June 30, 2005 and 2004, and cash flows for the six-month periods ended June 30, 2005 and 2004. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

      GOODWILL Goodwill decreased from $7,104,000 at December 31, 2004 to $6,667,000 at June 30, 2005 as a result of translation adjustments for goodwill denominated in foreign currencies.

      WARRANTY AND AFTER-SALE COSTS The Company estimates and records provisions for warranties and other after-sale costs in the period the sale is reported. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company's warranty and after-sale costs reserve for the six-month periods ended June 30, 2005 and 2004 are as follows:

                  Balance at  Additions             Balance
                  beginning   charged to   Costs      at
(In thousands)     of year     earnings   incurred  June 30
--------------    ----------  ----------  --------  -------
    2005            $3,817       $803       $(942)  $ 3,678
    2004            $3,767       $662       $(621)  $ 3,808

      STOCK-BASED COMPENSATION PLANS The Company has six stock option plans which provide for the issuance of options to key employees and directors of the Company. Each plan authorizes the issuance of options to purchase up to an aggregate of 400,000 shares of Common Stock, with vesting periods of up to ten years and maximum option terms of ten years. As of June 30, 2005, options to purchase 291,148 shares remain available for grant under four of these plans.

      On April 29, 2005, a restricted stock plan was approved which provides for the issuance of non-vested Common Stock to certain eligible employees. The plan authorizes the issuance of shares up to an aggregate of 50,000 shares of Common Stock, of which 15,500 were issued in May 2005. The May issue requires a three-year cliff vesting period contingent on employment. Compensation expense related to this issue was $32,000 for the quarter ended June 30, 2005.

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

      The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. These pro forma calculations only include the effects of stock-based compensation granted since January 1, 1995. As such, the impacts are not necessarily indicative of the effects on net earnings of future years.

                                                    Three months               Six months
                                                    ended June 30,            ended June 30,
                                                    --------------            --------------
(In thousands except per share amounts)            2005         2004        2005         2004
---------------------------------------------   ---------    ---------    ---------    ---------
Net earnings, as reported                       $   4,159    $   2,977    $   7,715    $   5,427
Deduct:  Incremental stock-based compensation
  determined under fair value based method
  for all awards since January 1, 1995,
  net of related tax effects                           62           91          138          194
                                                ---------    ---------    ---------    ---------
Pro forma net earnings                          $   4,097    $   2,886    $   7,577    $   5,233
                                                =========    =========    =========    =========

Earnings per share:
  Basic, as reported                            $     .62    $     .46    $    1.15    $     .83
  Basic, pro forma                              $     .61    $     .44    $    1.13    $     .80
  Diluted, as reported                          $     .59    $     .44    $    1.11    $     .80
  Diluted, pro forma                            $     .58    $     .43    $    1.08    $     .78

      In December 2004, the FASB issued Statement No. 123(R) (SFAS 123(R)), "Share-Based Payment," which changed the accounting rules relating to equity compensation programs. On April 15, 2005, the Security and Exchange Commission provided a phased-in implementation process for SFAS 123(R), which will now be effective for the Company on January 1, 2006. Refer to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for additional information regarding SFAS 123(R) and the anticipated impact of adoption.

3. Included in other expense (income), net are foreign currency gains and losses, which are recognized as incurred. The Company's functional currency for all of its foreign subsidiaries is the U.S. dollar, with the exception of Badger Meter France (the French parent holding company of MecaPlus Equipements SAS (MPE)), MPE and Badger Meter Czech Republic, whose functional currency is the euro. A foreign currency gain of $354,000 and a loss of $(67,000) was reported for the six months ended June 30, 2005 and 2004, respectively, primarily related to the recent strengthening of the U.S. dollar versus the euro.

4. The Company maintains a non-contributory defined benefit pension plan for its domestic employees and a non-contributory postretirement plan that provides medical benefits for certain domestic retirees and eligible dependents. The following table sets forth the components of net periodic benefit cost for the three months ended June 30, 2005 and 2004 based on a September 30 measurement date:

                                                             Other
                                                         postretirement
                                     Pension benefits       benefits
                                     ----------------    --------------
(In thousands)                        2005       2004     2005     2004
--------------                       -----      -----    -----    -----
Service cost                         $ 457      $ 406    $  44    $  52
Interest cost                          625        628      125      117
Expected return on plan assets        (910)      (928)       -        -
Amortization of prior service cost     (29)       (34)     (45)     (44)
Amortization of net loss               248        164       40       38
                                     -----      -----    -----    -----
Net periodic benefit cost            $ 391      $ 236    $ 164    $ 163
                                     =====      =====    =====    =====

      The following table sets forth the components of net periodic pension cost for the six months ended June 30, 2005 and 2004 based on a September 30 measurement date:

                                                                  Other
                                                              postretirement
                                      Pension benefits           benefits
                                     ------------------    ------------------
(In thousands)                         2005      2004       2005       2004
--------------                       -------    -------    -------    -------
Service cost                         $   914    $   813    $    88    $    84
Interest cost                          1,250      1,255        250        237
Expected return on plan assets        (1,820)    (1,855)         -          -
Amortization of prior service cost       (58)       (68)       (90)       (87)
Amortization of net loss                 496        328         80         77
                                     -------    -------    -------    -------
Net periodic benefit cost            $   782    $   473    $   328    $   311
                                     =======    =======    =======    =======

      The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it did not expect to contribute funds to its pension plan in 2005. While the Company believes that it will not be required to make a contribution in 2005, such belief is based upon the expected return on assets as of the annual measurement date of September 30, 2005.

      The Company also disclosed in its financial statements for the year ended December 31, 2004 that it estimated it would pay $688,000 in other postretirement benefits in 2005. As of June 30, 2005, $396,000 of such benefits were paid. While it is difficult to estimate future payments, the Company estimates at June 30, 2005 that payments for the full year may be closer to $800,000. Note that the amount of benefits paid in calendar year 2005 will not impact the expense for postretirement benefits for the current year.

5. The Company guarantees the debt of the Badger Meter Officers' Voting Trust (BMOVT), from which the BMOVT obtained loans from a bank on behalf of the officers of the Company in order to purchase shares of the Company's Common Stock. The officers' loan amounts are collateralized by the Company's shares that were purchased with the loans' proceeds. There have been no loans made to officers by the BMOVT since July 2002. The Company has guaranteed debt of $1,428,000 and $1,593,000 of the BMOVT's debt at June 30, 2005 and December 31, 2004, respectively. The current loan matures in April 2006, at which time it is expected to be renewed. The fair market value of this guarantee at June 30, 2005 continues to be insignificant because the collateral value of the shares exceeds the loan amount.

      The Company guarantees the outstanding debt of the Badger Meter Employee Savings and Stock Ownership Plan that is recorded in long-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders' equity. The loan amount is collateralized by shares of the Company's Common Stock. A payment of $150,000 in the first quarter of 2005 reduced the loan from $1,065,000 at December 31, 2004 to $915,000 at June 30, 2005.

6. Total comprehensive income was $3,257,000 and $2,864,000 for the three-month periods ended June 30, 2005 and 2004, respectively. Included in the three-month periods ended June 30, 2005 and 2004 was $902,000 and $113,000, respectively, of other comprehensive loss related to foreign currency translation adjustments. Total comprehensive income was $6,055,000 and $5,200,000 for the six-month periods ended June 30, 2005 and 2004, respectively. Included in the six-month periods ended June 30, 2005 and 2004 is $1,660,000 and $227,000 of other comprehensive loss, respectively, related to foreign currency translation adjustments.

7. In the normal course of business, the Company is named in legal proceedings from time to time. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are as follows.

      The Company is subject to contingencies relating to environmental laws and regulations. Currently, the Company is in the process of resolving issues relating to two landfill sites and other matters. Provision has been made for all known settlement costs, which are not material.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION AND OVERVIEW

      Badger Meter, Inc. (the "Company") is a leading marketer and manufacturer of products using flow measurement and control technologies developed both internally and with other technology companies. Its products are used to measure and control the flow of liquids in a variety of applications. The Company's product lines fall into two general categories, utility and industrial. Two product lines, residential and commercial water meters (with various meter reading technology systems), are generally sold to water utilities and constitute a majority of the Company's sales. Industrial product line sales comprise the remainder of the Company's sales and include automotive fluid meters and systems, small precision valves, electromagnetic meters, impeller flow meters and industrial process meters (all with related accessories and instrumentation).

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30

      Net sales for the three-month period ended June 30, 2005 increased $3.9 million, or 7.2%, over the same period in 2004. Residential and commercial water meter sales represented 75.0% of total sales in the second quarter of 2005 compared to 74.1% in the second quarter of 2004. These sales increased $3.4 million to nearly $43.1 million compared to $39.7 million in the same period in 2004. These increases were driven by higher sales of AMR products offset somewhat by slightly lower sales of local (or manual) read water meter units. Units utilizing AMR technologies carry higher prices. Most notable in the increased sales of AMR products was the increase in sales of the Company's proprietary AMR product, Orion(R), which increased more than two-fold over the amount sold in the second quarter of 2004, while other AMR products had low or declining sales growth.

      Industrial sales are affected by economic conditions, domestically and internationally, in each of the markets served by the various product lines. In total, industrial products represented 25.0% of total sales for the three months ended June 30, 2005 compared to 25.9% for the same period in 2004. The change was due to a higher percentage increase in water meter sales compared to industrial product sales. Industrial sales increased $0.5 million to $14.3 million in the second quarter of 2005 compared to $13.9 million in the second quarter of 2004. This was the net effect of increases in sales of small precision valves and electromagnetic meters offset somewhat by declines in automotive fluid meters and systems.

      Gross margins for the first quarter of 2005 were 35.0% compared to 31.7% in the second quarter of 2004. The increase was due to the higher mix of AMR products, particularly the Orion(R) product that carries higher margins, price increases instituted on select products, and the effects of a slightly weaker euro on foreign sourced parts. These factors were offset somewhat by continuing price pressures due to competition.

      Selling, engineering and administration costs in the second quarter of 2005 were $0.9 million, or 8.0%, higher than the same period in 2004 due to higher research and development costs, increased costs associated with increased sales, expenses associated with the Company's 100th anniversary celebration and normal inflationary pressures, offset somewhat by continuing cost control efforts.

      Interest expense for the second quarter of 2005 was $137,000 lower than the same period in the prior year primarily due to lower debt balances offset somewhat by higher interest rates.

      The effective tax rate for the second quarter of 2005 was 42.1% compared to 38.5% due principally to higher Federal and state tax rates and increased net earnings, offset somewhat by a decreased impact of the valuation reserve for the operating loss of the Company's French subsidiary.

      As a result of the above-mentioned items, net earnings for the second quarter of 2005 were nearly $4.2 million compared to net earnings in the second quarter of 2004 of $3.0 million. On a diluted earnings per share basis, this equated to $0.59 per share for the second quarter of 2005 compared to $0.44 for the same period in 2004.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30

      Net sales for the six-month period ended June 30, 2005 increased $8.7 million, or 8.4%, over the same period in 2004. Residential and commercial water meter sales represented 74.1% of total sales in the first half of 2005 compared to 72.7% for the same period in 2004. These sales increased $7.9 million to nearly $82.9 million compared to $75.0 million in the same period in 2004. These increases were driven by higher sales of AMR products and slightly higher sales of local (or manual) read water meter units. Units utilizing AMR technologies carry higher prices. Most notable in the increased sales of AMR products was the increase in sales of the Company's proprietary AMR product, Orion(R), which increased more than 250% over the amount sold in the first half of 2004. This was mitigated somewhat by sales decreases in other AMR products.

      Industrial sales are affected by economic conditions, domestically and internationally, in each of the markets served by the various product lines. In total, industrial products represented 25.9% of total sales for the six months ended June 30, 2005 compared to 27.3% for the same period in 2004. The change was due to a higher percentage increase in water meter sales compared to industrial product sales. Industrial sales increased $0.8 million to $29.0 million in the first half of 2005 compared to $28.2 million for the same period in 2004. This was the net effect of increases in sales of small precision valves, electromagnetic meters, and concrete and impeller meters offset somewhat by declines in automotive fluid meters and systems.

      Gross margins for the six months ended June 30, 2005 were 34.9% compared to 32.6% for the same period in 2004. The increase was due to the higher mix of AMR products, particularly the Orion(R) product that carries higher margins, price increases instituted on select products, and the effects of a slightly weaker euro on foreign sourced parts. These factors were offset somewhat by continuing price pressures due to competition.

      Selling, engineering and administration costs for the six months ended June 30, 2005 were $1.7 million, or 7.3%, higher than the same period in 2004 due to higher research and development costs, increased costs associated with increased sales, expenses associated with the Company's 100th anniversary celebration and normal inflationary pressures, offset somewhat by continuing cost control efforts.

      Interest expense for the six months ended June 30, 2005 was $107,000 lower than the same period in the prior year primarily due to lower debt balances offset somewhat by higher interest rates.

      The effective tax rate for the second half of 2005 was 41.6% compared to 38.9% due principally to higher Federal and state tax rates and increased net earnings, offset somewhat by a decreased impact of the valuation reserve for the operating loss of the Company's French subsidiary.

      Other expense (income), net changed nearly $0.5 million between periods primarily due to the favorable effects of foreign currency translations.

      As a result of the above-mentioned items, net earnings for the six months ended June 30, 2005 were $7.7 million compared to net earnings in the same period of 2004 of $5.4 million. On a diluted earnings per share basis, this equated to $1.11 per share for the first six months of 2005 compared to $0.80 for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

      The main sources of liquidity for the Company typically are cash from operations and borrowing capacity. For the first six months of 2005, $8.7 million of cash was provided by operations, primarily as the net result of increased earnings adjusted for depreciation and amortization and decreased inventory levels offset by increases in receivables due to increased sales.

      The change in the receivables balance from $26.9 million at December 31, 2004 to $34.6 million at June 30, 2005 was primarily due to increased sales, the timing of certain customer payments and the strengthening of the U.S. dollar against the euro.

      Inventories at June 30, 2005 have declined $1.2 million to $34.4 million from the December 31, 2004 balance of $35.6 million due primarily to the higher sales in the six months ended June 30, 2005 and the effects of a strengthening U.S. dollar.

      Capital expenditures of $2.3 million were less than the depreciation expense of $3.4 million for the first six months of 2005 resulting in a decrease in net property, plant and equipment balances from December 31, 2004.

      Short-term debt and the current portion of long-term debt at June 30, 2005 decreased nearly $8.7 million to a combined $14.2 million versus a balance at the end of 2004 of $22.9 million. This decrease was primarily due to securing a $10 million term loan in the second quarter of 2005, which was used to replace short-term borrowings. As a result, long-term debt increased net of regularly scheduled debt payments.

      Payables increased to $14.4 million at June 30, 2005 from $11.4 million at December 31, 2004 primarily as a result of the timing of payments. Income and other taxes increased to $4.4 million from $1.0 million at December 31, 2004 as a result of the timing of tax payments.

      Common stock and capital in excess of par value have increased from December 31, 2004 due to new shares issued in connection with the exercise of stock options and purchases by the Employee Savings and Stock Ownership Plan (ESSOP). Treasury stock increased due to shares repurchased during the period. Employee benefit stock increased due to a restricted stock plan implemented in the second quarter of 2005, offset by a $150,000 reduction due to shares released as a result of a payment made on the ESSOP loan during the first quarter of 2005.

      Badger Meter's financial condition remains strong. The Company believes that its operating cash flows, available borrowing capacity, including $39.2 million of unused credit lines, and its ability to raise additional capital provide adequate resources to fund ongoing operating requirements, future capital requirements and the development of new products.

OTHER MATTERS

      There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are as follows.

      The Company is subject to contingencies relative to environmental laws and regulations. Currently, the Company is in the process of resolving issues relative to two landfill sites and other matters. Provision has been made for all known settlement costs, which are not material.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2005. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2005 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Control over Financial Reporting

      There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The Company has undertaken stock repurchases from time to time to offset dilution created by shares issued for stock options and other corporate purposes, as well as to repurchase shares when market conditions are favorable. For the quarter ended June 30, 2005, the Company repurchased 29,544 shares of Common Stock for $1,020,128. As of the end of the second quarter of 2005, the Company has remaining availability to repurchase up to an additional 419,836 shares of Common Stock (which were valued at $17.3 million at the June 30, 2005 closing price of $41.30 per share) pursuant to the Board of Directors' authorizations. The purchase of Common Stock is at the Company's discretion, subject to prevailing financial and market conditions.

      The following chart discloses information regarding the shares of the Company's Common Stock repurchased during the quarter ended June 30, 2005, all of which were purchased pursuant to the Board of Directors' authorizations:

                                                            TOTAL NUMBER OF       MAXIMUM NUMBER
                                                            SHARES PURCHASED    OF SHARES THAT MAY
                                                           AS PART OF PUBLICLY   YET BE PURCHASED
                     TOTAL NUMBER OF   AVERAGE PRICE PAID  ANNOUNCED PLANS OR    UNDER THE PLANS OR
      PERIOD         SHARES PURCHASED       PER SHARE          PROGRAMS (1)          PROGRAMS (1)
-------------------  ----------------  ------------------  -------------------  -------------------
April 1 to April 30      14,507            $ 30.67              14,507                   434,873
May 1 to May 31          11,152            $ 37.81              11,152                   423,721
June 1 to June 30         3,885            $ 40.05               3,885                   419,836
                         ------            -------              ------                   -------
Total/Average            29,544            $ 34.60              29,544                   419,836
                         ======            =======              ======                   =======

(1) On December 4, 2000, the Board of Directors authorized the repurchase of up to 1,200,000 shares of Badger Meter, Inc. Common Stock over a three-year period. The Company publicly announced the stock repurchase plan in a press release issued on December 4, 2000. At November 14, 2003, the Company had repurchased a total of 641,890 shares. The Board authorized a two-year extension of the repurchase plan, effective December 1, 2003, allowing the Company to repurchase up to the remaining 558,110 shares prior to December 1, 2005. The Company publicly announced the extension of the stock repurchase plan in a press release issued on November 14, 2003.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's Annual Meeting of Shareholders held on April 29, 2005, the following individuals were elected to the Board of Directors:

                                                 Votes       Votes
NAME                                              FOR       WITHHELD   Not Voted
----                                           ---------    --------   ---------
Directors elected to three-year
  terms expiring at the 2008 Annual Meeting:
Ronald H. Dix                                  5,859,540     383,762     502,139
Thomas J. Fischer                              5,856,484     386,818     502,139
Richard A. Meeusen                             5,866,539     376,763     502,139

      Directors continuing in office with terms expiring at the 2007 Annual
      Meeting:

      Kenneth P. Manning
      John J. Stollenwerk

      Directors continuing in office with terms expiring at the 2006 Annual
      Meeting:

      Ulice Payne, Jr.
      Andrew J. Policano
      Steven J. Smith

      At the Company's Annual Meeting of Shareholders held on April 29, 2005, the shareholders voted to adopt the Badger Meter, Inc. 2005 Restricted Stock Plan. There were 3,581,708 shares voted FOR this plan; 729,029 shares voted AGAINST this plan; and 140,904 shares ABSTAINED, with 1,791,659 broker non-votes.

ITEM 6 EXHIBITS

      EXHIBIT NO. DESCRIPTION

      4.1 Note Modification Agreement and Amendment to Loan Agreement dated June 20, 2003 between JPMorgan Chase Bank, N.A. and the Badger Meter Employee Savings and Stock Ownership Plan and Trust, dated April 18, 2005.

      4.2 Loan Agreement dated May 20, 2005 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter, Inc.'s business note.

      10.1 Badger Meter, Inc. 2005 Restricted Stock Plan. [Incorporated by reference to Appendix A to Badger Meter, Inc.'s Proxy statement for the Annual Meeting of Shareholders on April 29, 2005].

      10.2 Form of Restricted Stock Award Agreement under Badger Meter, Inc. 2005 Restricted Stock Plan.

            [Incorporated by reference from Badger Meter, Inc.'s Report on Form 8-K dated May 5, 2005].

      10.3 2005 Director Compensation Summary. [Incorporated by reference from Badger Meter, Inc.'s Report on Form 8-K dated May 5, 2005].

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

                                       BADGER METER, INC.

Dated: August 5, 2005                By /s/ Richard A. Meeusen
                                        ----------------------------------------
                                        Richard A. Meeusen
                                        Chairman, President and Chief Executive
                                        Officer

                                     By /s/ Richard E. Johnson
                                        ----------------------------------------
                                        Richard E. Johnson
                                        Senior Vice President - Finance, Chief
                                        Financial Officer and Treasurer

                                     By /s/ Beverly L.P. Smiley
                                        ----------------------------------------
                                        Beverly L.P. Smiley
                                        Vice President - Controller

                               BADGER METER, INC.

          QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED JUNE 30, 2005

                                 EXHIBIT INDEX

EXHIBIT NO. DESCRIPTION

4.1 Note Modification Agreement and Amendment to Loan Agreement dated June 20, 2003 between JPMorgan Chase Bank, N.A. and the Badger Meter Employee Savings and Stock Ownership Plan and Trust, dated April 18, 2005.

4.2 Loan Agreement dated May 20, 2005 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter, Inc.'s business note.

10.1 Badger Meter, Inc. 2005 Restricted Stock Plan. [Incorporated by reference to Appendix A to Badger Meter, Inc.'s Proxy statement for the Annual Meeting of Shareholders on April 29, 2005].

10.2 Form of Restricted Stock Award Agreement under Badger Meter, Inc. 2005 Restricted Stock Plan. [Incorporated by reference from Badger Meter, Inc.'s Report on Form 8-K dated May 5, 2005].

10.3 2005 Director Compensation Summary. [Incorporated by reference from Badger Meter, Inc.'s Report on Form 8-K dated May 5, 2005].

31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.