Form 10-Q
period 2005-09-30
BADGER METER INC
filed 2005-10-26
CIK 9092

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                for the quarterly period ended SEPTEMBER 30, 2005

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

      The company is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

      As of October 12, 2005, there were 6,836,085 shares of Common Stock outstanding with a par value of $1.00 per share.

                               BADGER METER, INC.

        QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2005

                                      INDEX

                                                                                                    Page No.
                                                                                                    --------
Part I.     Financial Information:

   Item 1            Financial Statements:

                     Consolidated Condensed Balance Sheets - -
                     September 30, 2005 and December 31, 2004                                           4

                     Consolidated Condensed Statements of Operations - -
                     Three and Nine Months Ended September 30, 2005 and 2004                            5

                     Consolidated Condensed Statements of Cash Flows - -
                     Nine Months Ended September 30, 2005 and 2004                                      6

                     Notes to Unaudited Consolidated Condensed Financial Statements                     7

   Item 2            Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                               11

   Item 3            Quantitative and Qualitative Disclosures about Market Risk                        14

   Item 4            Controls and Procedures                                                           14

Part II.    Other Information:

   Item 2            Unregistered Sales of Equity Securities and Use of Proceeds                       14

   Item 6            Exhibits                                                                          15

Signatures                                                                                             16

Exhibit Index                                                                                          17

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

                         PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS
                               BADGER METER, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            September 30,      December 31,
                                                                2005               2004
                                                                ----               ----
                                                               (Unaudited)
                                                                      (In thousands)
ASSETS
Current assets:
      Cash                                                  $       3,079      $      2,834
      Receivables                                                  33,974            26,879
      Inventories:
         Finished goods                                            12,559            14,121
         Work in process                                            9,148             9,054
         Raw materials                                             11,249            12,471
                                                            -------------      ------------
            Total inventories                                      32,956            35,646
      Prepaid expenses                                              2,485             2,016
      Deferred income taxes                                         3,962             4,007
                                                            -------------      ------------
            Total current assets                                   76,456            71,382
Property, plant and equipment, at cost                            108,269           107,295
      Less accumulated depreciation                               (66,427)          (65,279)
                                                            -------------      ------------
          Net property, plant and equipment                        41,842            42,016

Intangible assets, at cost less accumulated amortization            1,081             1,160
Prepaid pension                                                    18,117            17,290
Other assets                                                        4,128             4,009
Goodwill                                                            6,638             7,104
                                                            -------------      ------------
Total assets                                                $     148,262      $    142,961
                                                            =============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Short-term debt                                       $       9,200      $     17,539
      Current portion of long-term debt                             7,340             5,348
      Payables                                                     14,316            11,395
      Accrued compensation and employee benefits                    6,053             6,166
      Warranty and after-sale costs                                 3,656             3,817
      Income and other taxes                                        2,482               982
                                                            -------------      ------------
            Total current liabilities                              43,047            45,247

Deferred income taxes                                               7,409             7,437
Accrued non-pension postretirement benefits                         4,105             4,490
Other accrued employee benefits                                     6,626             6,902
Long-term debt                                                     15,937            14,819
Commitments and contingencies
Shareholders' equity:
      Common stock                                                 10,038             9,872
      Capital in excess of par value                               21,400            18,313
      Reinvested earnings                                          73,555            64,928
      Accumulated other comprehensive income                          193             2,024
      Less: Employee benefit stock                                 (1,404)           (1,065)
            Treasury stock, at cost                               (32,644)          (30,006)
                                                            -------------      ------------
            Total shareholders' equity                             71,138            64,066
                                                            -------------      ------------
Total liabilities and shareholders' equity                  $     148,262      $    142,961
                                                            =============      ============

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                               Three Months Ended                     Nine Months Ended
                                                                 September 30,                          September 30,
                                                                  ------------                          -------------
                                                                   (Unaudited)                           (Unaudited)

                                                                           (In thousands except share and per
                                                                                       share amounts)

                                                            2005                2004              2005                2004
                                                            ----                ----              ----                ----
Net sales                                                $    54,194         $   53,340        $   166,058         $  156,492

Cost of sales .                                               35,627             35,437            108,430            104,982
                                                         -----------         ----------        -----------         ----------
Gross margin                                                  18,567             17,903             57,628             51,510

Selling, engineering and
      administration                                          12,228             11,323             37,592             34,965
                                                         -----------         ----------        -----------         ----------
Operating earnings                                             6,339              6,580             20,036             16,545

Interest expense                                                 402                406              1,177              1,288
Other expense (income), net                                     (159)               114               (447)               314
                                                         -----------         ----------        -----------         ----------
Earnings before income taxes                                   6,096              6,060             19,306             14,943

Provision for income taxes                                     2,285              2,671              7,780              6,127
                                                         -----------         ----------        -----------         ----------
Net earnings                                             $     3,811         $    3,389        $    11,526         $    8,816
                                                         ===========         ==========        ===========         ==========

Per share amounts:

   Earnings per share:
      Basic                                              $       .56         $      .51        $      1.71         $     1.34
      Diluted                                            $       .54         $      .50        $      1.65         $     1.30

   Dividends declared:                                   $       .15         $      .14        $       .43         $      .41

Shares used in computation of earnings per share:
      Basic                                                6,761,072          6,613,266          6,729,402          6,580,054
      Impact of stock-based
         compensation                                        336,187            244,012            274,812            197,833
                                                         -----------         ----------        -----------         ----------
      Diluted                                              7,097,259          6,857,278          7,004,214          6,777,887
                                                         ===========         ==========        ===========         ==========

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                            September 30,
                                                        ---------------------
                                                             (Unaudited)
                                                            (In thousands)
                                                          2005         2004
                                                        --------    ---------
Operating activities:
   Net earnings                                         $ 11,526    $   8,816
   Adjustments to reconcile net
      earnings to net cash provided
      by (used for) operations:
        Depreciation                                       4,983        5,348
        Amortization                                         147          114
        Tax benefit on stock options                       1,302          374
        Deferred income taxes                                (25)          41
        Noncurrent employee benefits                       2,675        2,060
        Contribution to pension plan                      (2,000)      (2,000)
        Changes in:
           Receivables                                    (7,826)      (4,838)
           Inventories                                     1,802       (2,622)
           Prepaid expenses                                 (513)        (474)
           Current liabilities other than debt             1,604       (2,039)
                                                        --------    ---------
   Total adjustments                                       2,149       (4,036)
                                                        --------    ---------
Net cash provided by operations                           13,675        4,780
                                                        --------    ---------

Investing activities:
   Property, plant and equipment                          (5,799)      (4,012)
   Other - net                                              (292)         (85)
                                                        ---------   ---------
Net cash used for investing activities                    (6,091)      (4,097)
                                                        ---------   ---------

Financing activities:
   Net increase (decrease) in short-term debt             (7,917)       5,180
   Issuance of long-term debt                             10,000            -
   Repayments of long-term debt                           (6,890)      (4,384)
   Dividends paid                                         (2,899)      (2,701)
   Proceeds from exercise of stock options                 2,164        1,304
   Treasury stock purchases                               (2,958)        (915)
   Issuance of treasury stock                                840          491
                                                        --------    ---------
Net cash used for financing activities                    (7,660)      (1,025)
                                                        ---------   ---------

Effect of foreign exchange rates on cash                     321          268
                                                        --------    ---------

Increase (decrease) in cash                                  245          (74)
Cash - beginning of period                                 2,834        2,089
                                                        --------    ---------
Cash - end of period                                    $  3,079    $   2,015
                                                        ========    =========

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated condensed financial position at September 30, 2005, results of operations for the three- and nine-month periods ended September 30, 2005 and 2004, and cash flows for the nine-month periods ended September 30, 2005 and 2004. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

      GOODWILL Goodwill decreased from $7,104,000 at December 31, 2004 to $6,638,000 at September 30, 2005 as a result of translation adjustments for goodwill denominated in foreign currencies.

      WARRANTY AND AFTER-SALE COSTS The Company estimates and records provisions for warranties and other after-sale costs in the period the sale is reported. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company's warranty and after-sale costs reserve for the nine-month periods ended September 30, 2005 and 2004 are as follows:

                          Balance at           Additions                              Balance
                           beginning          charged to              Costs             at
(In thousands)              of year            earnings             incurred        September 30
--------------            ----------          ----------            ---------       -------------
2005                       $3,817               $1,182               $(1,343)          $3,656
2004                       $3,767               $1,186               $(1,065)          $3,888

      STOCK-BASED COMPENSATION PLANS The Company has six stock option plans which provide for the issuance of options to key employees and directors of the Company. Each plan authorizes the issuance of options to purchase up to an aggregate of 400,000 shares of Common Stock, with vesting periods of up to ten years and maximum option terms of ten years. As of September 30, 2005, options to purchase 287,148 shares remain available for grant under four of these plans.

      On April 29, 2005, a restricted stock plan was approved which provided for the issuance of non-vested Common Stock to certain eligible employees. The plan authorizes the issuance of shares up to an aggregate of 50,000 shares of Common Stock, of which a net of 15,500 were issued in the second quarter of 2005. This issue has a three-year cliff vesting period contingent on employment. Compensation expense related to this issuance was $79,500 for the nine-month period ending September 30, 2005.

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

                                                                      Three months             Nine months
                                                                   ended September 30,      ended September 30,
                                                                  ---------------------     --------------------
   (In thousands except per share amounts)                          2005         2004         2005        2004
---------------------------------------------                     --------     --------     --------    --------
Net earnings, as reported                                         $  3,811     $  3,389     $ 11,526    $  8,816
Deduct:  Incremental stock-based compensation
  determined under fair value based method
  for all awards since January 1, 1995,
  net of related tax effects                                            78           88          216         283
                                                                  --------     --------     --------    --------
Pro forma net earnings                                            $  3,733     $  3,301     $ 11,310    $  8,533
                                                                  ========     ========     ========    ========

Earnings per share:
  Basic, as reported                                              $    .56     $    .51     $   1.71    $   1.34
  Basic, pro forma                                                $    .55     $    .50     $   1.68    $   1.30
  Diluted, as reported                                            $    .54     $    .50     $   1.65    $   1.30
  Diluted, pro forma                                              $    .52     $    .48     $   1.61    $   1.24

      In December 2004, the FASB issued Statement No. 123(R) (SFAS 123(R)), "Share-Based Payment," which changed the accounting rules relating to equity compensation programs. On April 15, 2005, the Securities and Exchange Commission provided a phased-in implementation process for SFAS 123(R), which will now be effective for the Company on January 1, 2006. Refer to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for additional information regarding SFAS 123(R) and the anticipated impact of adoption.

3. Included in other expense (income), net are foreign currency gains and losses, which are recognized as incurred. The Company's functional currency for all of its foreign subsidiaries is the U.S. dollar, with the exception of Badger Meter France (the French parent holding company of MecaPlus Equipements SAS (MPE)), MPE and Badger Meter Czech Republic, whose functional currency are the euro. A foreign currency gain of $456,000 and a loss of $(152,000) were reported for the nine months ended September 30, 2005 and 2004, respectively, primarily related to the recent strengthening of the U.S. dollar versus the euro.

4. The Company maintains a non-contributory defined benefit pension plan for its domestic employees and a non-contributory postretirement plan that provides medical benefits for certain domestic retirees and eligible dependents. The following table sets forth the components of net periodic benefit cost for the three months ended September 30, 2005 and 2004 based on a September 30 measurement date:

                                                                                                   Other
                                                                                              postretirement
                                                                     Pension benefits             benefits
                                                                  ---------------------     ------------------
(In thousands)                                                      2005         2004        2005       2004
--------------                                                    -------      --------     -------    -------
Service cost                                                      $   457      $    406     $    49    $    41
Interest cost                                                         625           628          77        119
Expected return on plan assets                                       (910)         (928)          -          -
Amortization of prior service cost                                    (29)          (34)        (40)       (43)
Amortization of net loss                                              248           164          57         38
                                                                  -------      --------     -------    -------
Net periodic benefit cost                                         $   391      $    236     $   143    $   155
                                                                  =======      ========     =======    =======

      The following table sets forth the components of net periodic benefit cost for the nine months ended September 30, 2005 and 2004 based on a September 30 measurement date:

                                                                                                  Other
                                                                                              postretirement
                                                                     Pension benefits            benefits
                                                                  ---------------------    --------------------
(In thousands)                                                      2005         2004        2005        2004
--------------                                                    --------     --------    --------    --------
Service cost                                                      $  1,371     $  1,219    $    137    $    125
Interest cost                                                        1,875        1,883         327         356
Expected return on plan assets                                      (2,730)      (2,783)          -           -
Amortization of prior service cost                                     (87)        (102)       (130)       (130)
Amortization of net loss                                               744          492         137         115
                                                                  --------     --------    --------    --------
Net periodic benefit cost                                         $  1,173     $    709    $    471    $    466
                                                                  ========     ========    ========    ========

      The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it did not expect to contribute funds to its pension plan in 2005. As the expected return on assets and increased interest rates did not materialize in the third quarter of 2005, the Company elected to make a $2 million contribution to fully fund the plan at September 30, 2005, which is the plan's measurement date.

      The Company also disclosed in its financial statements for the year ended December 31, 2004 that it estimated it would pay $688,000 in other postretirement benefits in 2005. As of September 30, 2005, $856,000 of such benefits were paid. While it is difficult to estimate future payments, the Company estimates at September 30, 2005 that payments for the full year may be closer to $1,140,000. Note that the amount of benefits paid in calendar year 2005 will not impact the expense for postretirement benefits for the current year.

5. The Company guarantees the debt of the Badger Meter Officers' Voting Trust (BMOVT), from which the BMOVT obtained loans from a bank on behalf of the officers of the Company in order to purchase shares of the Company's Common Stock. The officers' loan amounts are collateralized by the Company's shares that were purchased with the loans' proceeds. There have been no loans made to officers by the BMOVT since July 2002. The Company has guaranteed $1,096,000 and $1,593,000 of the BMOVT's debt at September 30, 2005 and December 31, 2004, respectively. The current loan matures in April 2006, at which time it is expected to be renewed. The fair market value of this guarantee at September 30, 2005 continues to be insignificant because the collateral value of the shares exceeds the loan amount.

      The Company guarantees the outstanding debt of the Badger Meter Employee Savings and Stock Ownership Plan that is recorded in long-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders' equity. The loan amount is collateralized by shares of the Company's Common Stock. A payment of $150,000 in the first quarter of 2005 reduced the loan from $1,065,000 at December 31, 2004 to $915,000 at September 30, 2005.

6. Total comprehensive income was $3,641,000 and $3,486,000 for the three-month periods ended September 30, 2005 and 2004, respectively. Included in the three-month periods ended September 30, 2005 and 2004 was $170,000 of loss and $97,000 of income, respectively, of other comprehensive items related to foreign currency translation adjustments. Total comprehensive income was $9,696,000 and $8,686,000 for the nine-month periods ended September 30, 2005 and 2004, respectively. Included in the nine-month periods ended September 30, 2005 and 2004 was $1,830,000 and $130,000 of other comprehensive loss, respectively, related to foreign currency translation adjustments.

7. In the normal course of business, the Company is named in legal proceedings from time to time. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are as follows.

      The Company is subject to contingencies relating to environmental laws and regulations. Currently, the Company is in the process of resolving matters relating to two landfill sites. Provision has been made for all known settlement costs, which are not material.

      The Company is also a defendant in numerous multi-party asbestos lawsuits pending in various states. These lawsuits assert claims alleging that certain industrial products were manufactured by the defendants and were the cause of injury and harm. The Company is vigorously defending itself against these alleged claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

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

      Residential and commercial water meters and related systems are classified as local (or manual) read meters or automatic meter reading (AMR) products. Local read meters consist of a water meter and a register. With AMR meters, the register digitally encodes the mechanical reading and its radio frequency transmitter communicates the data to a computerized system that collects the data and sends it to specific utility computerized programs. Net sales and the corresponding net earnings depend on unit volume and mix of products, with the Company generally earning higher margins on AMR products. The Company sells AMR products of other companies as well as its own proprietary product, Orion(R), which has higher margins than the other AMR products. There is a base level of annual business for these products driven by replacement units and, to a lesser extent, housing starts. Sales above the base level depend on conversions to AMR. The Company believes that conversion from local read meters to AMR products can accelerate replacements of meters and result in growth, because it is estimated that only 15% of the water meter market has been converted to AMR. Badger Meter's strategy is to solve customers' metering needs with its proprietary meter reading systems or other systems available through alliances within the marketplace.

      The industrial products generally serve niche markets and have in the past utilized technology derived from utility products to serve industrial uses. As these markets evolve, these products are becoming more specialized to meet industrial flow measurement and communication protocol requirements. Serving these markets allows the Company to expand its technologies into other areas of flow measurement and control, as well as utilize existing capacity and spread fixed costs over a larger sales base.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005

      Net sales for the three-month period ended September 30, 2005 increased $0.9 million, or 1.6%, over the same period in 2004. Residential and commercial water meter sales represented 75.2% of total sales in the third quarter of 2005 compared to 76.3% in the third quarter of 2004. Sales for these products were nearly equal to the sales in the same period in 2004 and were the net effect of slightly higher AMR sales, lower volumes of local read meters and higher volumes of commercial meters. Units utilizing AMR technologies carry higher prices. Most notable in the increased sales of AMR products was the increase in sales of the Company's proprietary AMR product, Orion(R), which increased nearly 70% in the third quarter of 2005 over the same period in 2004, while other AMR products had declining sales growth.

      Industrial sales are affected by economic conditions, domestically and internationally, in each of the markets served by the various product lines. In total, industrial products represented 24.8% of total sales for the three months ended September 30, 2005 compared to 23.7% for the same period in 2004. The change was due to a higher percentage increase in industrial sales compared to utility sales. Industrial sales increased $0.8 million to $13.4 million in the third quarter of 2005 compared to $12.6 million in the third quarter of 2004. This was the net effect of increases in sales of small precision valves, industrial process meters, impeller meters and electromagnetic meters, offset somewhat by declines in automotive fluid meters and systems.

      Gross margins for the third quarter of 2005 were 34.3% compared to 33.6% in the third quarter of 2004. The increase was due to the higher mix of AMR products, particularly the Orion(R) product which carries higher margins, price increases instituted on select products, and the effects of a slightly weaker euro on foreign sourced parts. These factors were offset somewhat by continuing price pressures due to competition.

      Selling, engineering and administration costs in the third quarter of 2005 were $0.9 million, or 8.0%, higher than the same period in 2004 due to higher research and development costs, increased costs associated with increased sales, one time expenses associated with the Company's 100th anniversary celebration and normal inflationary pressures, offset somewhat by continuing cost control efforts.

      Interest expense for the third quarter of 2005 was $4,000 lower than the same period in the prior year primarily due to lower debt balances offset somewhat by higher interest rates. Other expense (income), net changed by $273,000 primarily due to foreign translation gains.

      The effective tax rate for the third quarter of 2005 was 37.5% compared to 44.1% due principally to a reduced impact of the valuation reserve for the operating loss of the Company's French subsidiary offset by higher Federal and state tax rates.

      As a result of the above-mentioned items, net earnings for the third quarter of 2005 were $3.8 million compared to net earnings in the third quarter of 2004 of $3.4 million. On a diluted earnings per share basis, this equated to $0.54 per share for the third quarter of 2005 compared to $0.50 for the same period in 2004.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005

      Net sales for the nine-month period ended September 30, 2005 increased $9.6 million, or 6.1%, over the same period in 2004. Residential and commercial water meter sales represented 74.4% of total sales in the first nine months of 2005 compared to 73.9% for the same period in 2004. These sales increased $8.0 million to $123.6 million compared to $115.6 million in the same period in 2004. These increases were driven by higher sales of AMR products offset by lower revenues of local (or manual) read water meter units due to pricing pressures. Units utilizing AMR technologies carry higher prices. Most notable in the increased sales of AMR products was the increase in sales of the Company's proprietary AMR product, Orion(R), which increased nearly 125% over the amount sold in the first nine months of 2004. This was mitigated somewhat by sales decreases in other AMR products.

      Industrial sales are affected by economic conditions, domestically and internationally, in each of the markets served by the various product lines. In total, industrial products represented 25.6% of total sales for the nine months ended September 30, 2005 compared to 26.1% for the same period in 2004. The change was due to a higher percentage increase in water meter sales compared to industrial product sales. Industrial sales increased $1.6 million to $42.4 million in the first nine months 2005 compared to $40.8 million for the same period in 2004. This was the net effect of increases in sales of small precision valves, electromagnetic meters, and concrete and impeller meters offset somewhat by declines in automotive fluid meters and systems.

      Gross margins for the nine months ended September 30, 2005 were 34.7% compared to 32.9% for the same period in 2004. The increase was due to the higher mix of AMR products, particularly the Orion(R) product which carries higher margins, price increases instituted on select products, and the effects of a slightly weaker euro on foreign sourced parts. These factors were offset somewhat by continuing price pressures due to competition.

      Selling, engineering and administration costs for the nine months ended September 30, 2005 were $2.6 million, or 7.5%, higher than the same period in 2004 due to higher research and development costs, increased costs associated with increased sales, one time expenses associated with the Company's 100th anniversary celebration and normal inflationary pressures, offset somewhat by continuing cost control efforts.

      Interest expense for the nine months ended September 30, 2005 was $111,000 lower than the same period in the prior year primarily due to lower debt balances offset somewhat by higher interest rates. Other expense (income), net changed nearly $0.8 million between periods primarily due to the favorable effects of foreign currency translations.

      The effective tax rate for the first nine months 2005 was 40.3% compared to 41.0% due principally to a reduced impact of the valuation reserve for the operating loss of the Company's French subsidiary offset by higher Federal and state tax rates.

      As a result of the above-mentioned items, net earnings for the nine months ended September 30, 2005 were $11.5 million compared to net earnings in the same period of 2004 of $8.8 million. On a diluted earnings per share basis, this equated to $1.65 per share for the first nine months of 2005 compared to $1.30 for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

      The main sources of liquidity for the Company typically are cash from operations and borrowing capacity. For the first nine months of 2005, $13.7 million of cash was provided by operations, primarily as the net result of increased earnings adjusted for depreciation and amortization and decreased inventory levels offset by increases in receivables.

      The change in the receivables balance from $26.9 million at December 31, 2004 to $34.0 million at September 30, 2005 was primarily due to increased sales and the timing of certain customer payments, offset by the strengthening of the U.S. dollar against the euro.

      Inventories at September 30, 2005 have declined $2.6 million to $33.0 million from the December 31, 2004 balance of $35.6 million due primarily to higher sales in the nine months ended September 30, 2005 and the effects of a strengthening U.S. dollar.

      Net property, plant and equipment decreased $174,000 since December 31, 2005. This is the net result of $5.8 million of capital expenditures and $5.0 million of depreciation expense.

      Short-term debt and the current portion of long-term debt at September 30, 2005 decreased $6.4 million to a combined $16.5 million versus a balance at the end of 2004 of $22.9 million. This decrease was primarily due to securing a $10 million term loan in the second quarter of 2005, which was used to replace short-term borrowings. As a result, long-term debt increased net of regularly scheduled debt payments.

      Payables increased to $14.3 million at September 30, 2005 from $11.4 million at December 31, 2004 primarily as a result of the timing of payments. Income and other taxes payable increased to $2.5 million at September 30, 2005 from $1.0 million at December 31, 2004 as a result of the timing of tax payments.

      Common stock and capital in excess of par value have increased from December 31, 2004 due to new shares issued in connection with the exercise of stock options and purchases by the Employee Savings and Stock Ownership Plan (ESSOP). Treasury stock increased due to shares repurchased during the period. See Part II, Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds" of this Form 10-Q for more information regarding the Company's share repurchases in the third quarter. Employee benefit stock increased due to a restricted stock plan implemented in the second quarter of 2005, offset by a $150,000 reduction due to shares released as a result of a payment made on the ESSOP loan during the first quarter of 2005.

      Badger Meter's financial condition remains strong. The Company believes that its operating cash flows, available borrowing capacity, including $36.8 million of unused credit lines, and its ability to raise additional capital provide adequate resources to fund ongoing operating requirements, future capital requirements and the development of new products.

OTHER MATTERS

      There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are as follows.

      The Company is subject to contingencies relative to environmental laws and regulations. Currently, the Company is in the process of resolving matters relative to two landfill sites. Provision has been made for all known settlement costs, which are not material.

      The Company is also a defendant in numerous multi-party asbestos lawsuits pending in various states. These lawsuits assert claims alleging that certain industrial products were manufactured by the defendants and were the cause of injury and harm. The Company is vigorously defending itself against these alleged claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2005. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2005 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Control over Financial Reporting

      There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The Company has undertaken stock repurchases from time to time to offset dilution created by shares issued for stock options and other corporate purposes, as well as to repurchase shares when market conditions are favorable. For the quarter ended September 30, 2005, the Company repurchased 29,034 shares of Common Stock for $1,304,000. As of the end of the third quarter of 2005, the Company has remaining availability to repurchase up to an additional 390,802 shares of Common Stock (which were valued at $15.4 million at the September 30, 2005 closing price of $39.34 per share) pursuant to the Board of Directors' authorizations. The purchase of Common Stock is at the Company's discretion, subject to prevailing financial and market conditions.

      The following chart discloses information regarding the shares of the Company's Common Stock repurchased during the quarter ended September 30, 2005, all of which were purchased pursuant to the Board of Directors' authorizations:

                                                                     TOTAL NUMBER OF       MAXIMUM NUMBER
                                                                     SHARES PURCHASED    OF SHARES THAT MAY
                                                                   AS PART OF PUBLICLY    YET BE PURCHASED
                             TOTAL NUMBER OF   AVERAGE PRICE PAID  ANNOUNCED PLANS OR    UNDER THE PLANS OR
          PERIOD             SHARES PURCHASED       PER SHARE          PROGRAMS (1)          PROGRAMS (1)
---------------------------  ----------------  ------------------  -------------------   ------------------
July 1 to July 31                 17,267             $45.56               17,267               402,569
August 1 to August 31             11,093             $44.29               11,093               391,476
September 1 to September 30          674             $39.40                  674               390,802
                                  ------             ------               ------               -------
Total/Average                     29,034             $44.93               29,034               390,802
                                  ======             ======               ======               =======

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

                              BADGER METER, INC.

Dated:  October 26, 2005      By /s/  Richard A. Meeusen
                                 -----------------------
                                 Richard A. Meeusen
                                 Chairman, President and Chief Executive Officer

                              By /s/  Richard E. Johnson
                                 -----------------------
                                 Richard E. Johnson
                                 Senior Vice President - Finance, Chief
                                 Financial Officer and Treasurer

                              By /s/  Beverly L.P. Smiley
                                 ------------------------
                                 Beverly L.P. Smiley
                                 Vice President - Controller

                               BADGER METER, INC.

        QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2005

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