Form 10-K
period 2005-12-31
BADGER METER INC
filed 2006-03-06
CIK 9092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the fiscal year ended December 31, 2005
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
      Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
      Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐     No ☑
      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
      The aggregate market value of the Common Stock held by non-affiliates of the Company as of December 31, 2005 was $266,779,622. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $41.30 per share, the closing price of the Common Stock as reported on the American Stock Exchange on June 30, 2005, and (ii) each of the executive officers and directors is deemed to be an affiliate of the Company.
      As of February 10, 2006, there were 6,876,101 shares of Common Stock outstanding with a par value of $1 per share.
      Portions of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year, are incorporated by reference from the definitive Proxy Statement into Part III.

PART I
PART II
BADGER METER, INC.
Management’s Annual Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
PART III
PART IV
SIGNATURE
SIGNATURE
Loan Agreement
Subsidiaries of the Registrant
Consent of Independent Public Accounting Firm
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of CEO and CFO

Special Note Regarding Forward Looking Statements
      Certain statements contained in this Form 10-K and accompanying 2005 Annual Report, as well as other information provided from time to time by the Company or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties that include, among other things:

•	the continued shift in the Company’s business from lower cost, local read meters toward more expensive, value-added automatic meter reading (AMR) systems;

•	the success or failure of newer Company products, including the Orion® radio frequency mobile AMR system, the absolute digital encoder (ADEtm) and the Galaxy® fixed network AMR system;

•	changes in competitive pricing and bids in both the domestic and foreign marketplaces, and particularly in continued intense price competition on government bid contracts for lower cost, local read meters;

•	the actions (or lack thereof) of the Company’s competitors;

•	the Company’s relationships with its alliance partners, particularly its alliance partners that provide AMR connectivity solutions;

•	the general health of the United States and foreign economies, including housing starts in the United States and overall industrial activity;

•	increases in the cost and/or availability of needed raw materials and parts, including recent increases in the cost of brass housings as a result of increases in the commodity prices for copper and zinc at the supplier level and resin as a result of increases in petroleum and natural gas prices;

•	the ability to improve operating results for foreign markets that have experienced historical losses;

•	changes in foreign economic conditions, particularly currency fluctuations between the United States dollar and the euro; and

•	changes in laws and regulations, particularly laws dealing with the use of lead (which can be used in the manufacture of certain meters incorporating brass housings) and Federal Communications Commission rules affecting the use and/or licensing of radio frequencies necessary for AMR products.
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
      The Company is a leading marketer and manufacturer of products, and a provider of services, using flow measurement and control technologies serving markets worldwide. The Company was incorporated in 1905.
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
Markets and Products
      The Company is a leading marketer and manufacturer of products using flow measurement and control technologies developed both internally and with other technology companies. Its products are used to measure and control the flow of liquids in a variety of applications. The Company’s product lines fall into two general categories, utility and industrial. The utility category is comprised of two product lines, residential and commercial water meters (with various automatic meter reading (AMR) technology systems), which are generally sold to water utilities and constitute a majority of the Company’s sales. Industrial product line sales comprise the remainder of the Company’s sales and include automotive fluid meters and systems, small precision valves, electromagnetic meters, impeller flow meters and industrial process meters (all with related accessories and instrumentation).
      Residential and commercial water meters and related systems are classified as local (or manual) read meters or AMR products. Local read meters consist of a water meter and a register. With AMR meters, the register digitally encodes the mechanical reading and its radio frequency transmitter communicates the data to a computerized system that collects the data and sends it to specific utility computerized programs. Net sales and the corresponding net earnings depend on unit volume and mix of products, with the Company generally earning higher margins on AMR products. The Company sells AMR products of other companies as well as its own proprietary product, Orion®, which has higher margins than the other AMR products. Orion® is currently being sold as a walk-by/drive-by system, but also has the ability to connect with a variety of other technologies, such as power line carrier, broadband over power line, municipal WI-FI and radio frequency systems to allow for remote reading of the data. Net sales and the corresponding net earnings are therefore also dependent on the mix of AMR products between proprietary and non-proprietary products.
      There is a base level of annual business for utility products driven by replacement units and, to a lesser extent, housing starts. Sales above the base level depend on conversions to AMR away from manual read meters. The Company believes that conversion from local read meters to AMR products can accelerate replacements of meters and result in growth, because it is estimated that only 15-20% of the water meter market has been converted to AMR. Badger Meter’s strategy is to solve customers’ metering needs with its proprietary meter reading systems or other systems available through alliances within the marketplace.
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
Competition
      There are competitors in each of the markets in which the Company sells its products, and the competition varies from moderate to intense. Major competitors include Sensus Metering Systems, Inc., Neptune Technologies and AMCO Water Metering Systems for utility water meters. The primary competitor for the water utility AMR products is Itron, Inc. While the Company sells its own proprietary AMR systems (e.g., Orion®), it is also a reseller of the Itron products. A number of the Company’s competitors in certain markets have greater financial resources. The Company believes it currently provides the leading technology in water meters and AMR systems for water utilities. As a result of significant research and development activities, the Company enjoys favorable patent positions for several of its products.
Backlog
      The dollar amounts of the Company’s total backlog of unshipped orders at December 31, 2005 and 2004 were $28.6 million and $24.1 million, respectively. The backlog is comprised of firm orders and signed contractual commitments, or portions of such commitments, that call for shipment within twelve months. Backlog can be significantly affected by the timing of orders for large utility projects.
Raw Materials
      Raw materials used in the manufacture of the Company’s products include metal or alloys (such as bronze, aluminum, stainless steel, cast iron, brass and stellite), plastic resins, glass, microprocessors and other electronic subassemblies and components. There are multiple sources for these raw materials, but the Company purchases some bronze castings and certain electronic subassemblies from single suppliers. The Company believes these items would be available from other sources, but that the loss of its current suppliers would result in higher cost of materials, delivery delays, short-term increases in inventory and higher quality control costs in the short term. The Company carries business interruption insurance on key suppliers. World commodity markets may also affect prices.
Research and Development
      Expenditures for research and development activities relating to the development of new products, improvement of existing products and manufacturing process improvements were $5.3 million in 2005, compared to $4.6 million in 2004, and $6.1 million during 2003. Research and development activities are primarily sponsored by the Company. The Company also engages in some joint research and development with other companies.
Intangible Assets
      The Company owns or controls many patents, trademarks, trade names and license agreements in the United States and other countries that relate to its products and technologies. No single patent, trademark, trade name or license is material to the Company’s business as a whole.
Environmental Protection
      The Company is subject to contingencies relative to compliance with federal, state and local provisions and regulations relating to the protection of the environment. Currently, the Company is in the process of resolving issues relative to two landfill sites. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Expenditures during 2005, 2004 and 2003 for compliance with environmental control provisions and regulations were not material and the Company does not anticipate any material future expenditures.
Employees
      The Company and its subsidiaries employed 1,052 persons at December 31, 2005, 215 of whom are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The Company is currently operating under a four-year contract with the union, which expires October 31, 2008. The Company believes it has good relations with the union and all of its employees.

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
      Information about the Company’s foreign operations and export sales is included in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K.
Financial Information about Industry Segments
      The Company operates in one industry segment as a marketer and manufacturer of flow measurement and control products as described in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K.
ITEM 1A.     RISK FACTORS
      Shareholders, potential investors and other readers are urged to consider the significant business risks described below in addition to the other information set forth or incorporated by reference in this 2005 Annual Report on Form 10-K. If any of the events contemplated by the following risks actually occur, our financial condition or results of operations could be materially adversely affected. The following list of risk factors may not be exhaustive. We operate in a continually changing business, economic and geopolitical environment, and new risk factors may emerge from time to time. We can neither predict these new risk factors nor assess the impact, if any, on the business, or the extent to which any factor, or combination of factors, may cause the actual results of operations to differ materially.
Competitive pressures in the marketplace could decrease revenues and profits:
      Competitive pressures in the marketplace for our products could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. We operate in an environment where competition varies from moderate to intense and a number of our competitors have greater financial resources. The principal elements of competition for our most significant product lines, residential and commercial water meters (with various automatic meter reading (AMR) technology systems) for the utility market, are price, product technology, quality and service. The competitive environment is also affected by the movement toward AMR technologies away from local (or manual) read meters, the demand for replacement units and, to a lesser extent, the number of housing starts in the United States. For our industrial products, the competitive environment is affected by the general economic health of the industrial sectors in the United States and Europe.
Technological developments could harm future success:
      We believe that our future success depends, in part, on our ability to develop technologically advanced products that meet or exceed appropriate industry standards. Although we believe that we currently have such advantages over our competitors, maintaining such advantages will require continued investment in research and development, sales and marketing. There can be no assurance that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to maintain such competitive advantages. We are not currently aware of any emerging standards or new products that could render our existing products obsolete.

The inability to obtain adequate supplies of raw materials could decrease profit margins and hinder timely delivery to customers:
      We are affected by the availability and prices for raw materials, including metal or alloys (such as bronze, aluminum, stainless steel, cast iron, brass and stellite), plastic resins, glass, microprocessors and other electronic subassemblies and components that are used in the manufacturing process. The inability to obtain adequate supplies of raw materials for our products at favorable prices could have a material adverse effect on our business, financial condition or results of operations by decreasing profit margins and by hindering timely delivery to customers. In the past, we have been able to offset increases in raw materials by increased sales prices, active materials management, product engineering programs and the diversity of materials used in the production processes. However, we cannot be certain that we will be able to accomplish this in the future. Since we do not control the actual production of these raw materials, there may be delays caused by interruption in the production of raw materials for reasons that are beyond our control. World commodity markets and inflation may also affect raw material prices.
A significant economic downturn could cause a material adverse impact on sales and operating results:
      As a supplier of products primarily to water utilities, we may be adversely affected by general economic downturns that affect independent distributors, large city utilities, private water companies and numerous smaller municipal water utilities. These customers may delay capital projects, including non-critical maintenance and upgrades, during economic downturns. While we also serve several industrial markets to avoid a dependency on any one, a significant downturn in these markets could also cause a material adverse impact on sales and operating results.
      The terrorist attacks on September 11, 2001 and the resulting war on terrorism caused instability in world markets, which, we believe, temporarily impacted product purchases in the industry. Therefore, any significant downturn in general economic conditions, as well as in our customers’ markets, could result in a reduction in demand for our products and services and could harm the business.
Failure to manufacture quality products could impact the ability to attract and retain customers, which could have a material adverse effect on revenues and profitability:
      If we fail to maintain and enforce quality control and testing procedures, our products will not meet the performance standards in the industry. Product quality and performance are a priority for us since our products are used in various industries where precise control of fluids is essential, and we believe we have a very good reputation for product quality. Substandard products would seriously harm our reputation, resulting in both a loss of current customers to competitors and damage to our ability to attract new customers, which could have a material adverse effect on revenues and profitability.
Changes in environmental or regulatory requirements could entail additional expenses that could decrease profitability:
      We cannot predict the nature, scope or effect of future environmental or regulatory requirements to which our operations might be subject or the manner in which existing or future laws will be administered or interpreted. Compliance with such laws or regulations may entail additional expenses that could decrease profitability. We are subject to a variety of environmental laws, such as lead content in certain meters incorporating brass housings, and regulatory laws affecting the use and/or licensing of radio frequencies necessary for AMR products, as well as regulations related to customs and trade practices. Currently, the cost of complying with existing laws does not have a material effect on the business or financial position.
Risks related to foreign markets may make it difficult to achieve profitability with these operations:
      Since we sell products worldwide, we are subject to risks associated with doing business internationally. These risks include changes in foreign currency exchange rates, changes in a specific country or region’s political or economic conditions, potentially negative consequences from changes in tax laws or regulatory requirements, differing labor regulations, and the difficulty of managing widespread operations. As a result of the historic losses associated with our French operations, there is a risk that we may be unable to make these operations profitable. We are currently exploring all options with respect to the French operations.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
      The principal facilities utilized by the Company at December 31, 2005 are listed below. Except as indicated, the Company owns all of such facilities in fee simple. The Company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

		Approximate area
Location	Principal use	(square feet)

Milwaukee, Wisconsin	Manufacturing and offices	323,000
Tulsa, Oklahoma	Manufacturing and offices	59,500
Rio Rico, Arizona	Manufacturing and offices	36,000
Nogales, Mexico	Manufacturing and offices	62,300	(1)
Stuttgart, Germany	Assembly and offices	31,800	(2)
Brno, Czech Republic	Manufacturing and offices	24,300
Nancy, France	Assembly and offices	52,500

(1)	Leased facility. Lease term expires January 31, 2008.

(2)	Leased facility. Lease term expires June 30, 2007.
      In 2005, the Company purchased land and an existing building with 11,500 square feet in Neuffen, Germany. The Company is in the process of constructing an 8,500 square foot addition to the existing building. It expects to occupy this facility in early 2007 and vacate the above-mentioned leased German facility when the lease expires in June 2007. In addition, the Company purchased land in Nogales, Mexico in 2005 and is in the process of constructing a 40,000 square foot building to replace the Company’s Rio Rico, Arizona facility, and has sufficient land to expand in the future. Occupancy of this facility is expected in the third quarter of 2006. The Rio Rico, Arizona facility will ultimately be placed for sale.

ITEM 3.	LEGAL PROCEEDINGS
      There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.
      The Company is a defendant in numerous multi-party asbestos lawsuits pending in various states. These lawsuits assert claims alleging that certain industrial products were manufactured by the defendants and were the cause of injury and harm. The Company is vigorously defending itself against these alleged claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.
      The Company is subject to contingencies relative to the protection of the environment. Information about the Company’s compliance with environmental regulations is included in Part I, Item 1 of this 2005 Annual Report on Form 10-K under the heading “Environmental Protection.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2005.

Executive Officers of the Company
      The following table sets forth certain information regarding the executive officers of the Company.

		Age at
Name	Position	2/28/2006

Richard A. Meeusen	Chairman, President and Chief Executive Officer	51
William R. A. Bergum	Vice President — General Counsel and Secretary	41
Bryan L. Cieslak	Vice President — Operations	40
Ronald H. Dix	Senior Vice President — Administration	61
Horst E. Gras	Vice President — International Operations	50
Richard E. Johnson	Senior Vice President — Finance, Chief Financial Officer and Treasurer	51
Beverly L.P. Smiley	Vice President — Controller	56
Dennis J. Webb	Vice President — Sales, Marketing and Engineering	58
Daniel D. Zandron	Vice President — Business Development	57
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
      Mr. Bergum was elected Vice President — General Counsel and Secretary in February 2006, and had served as General Counsel from September 2003 to February 2006. Prior to joining the Company, Mr. Bergum served as Corporate Counsel of Onyx Waste Systems, Inc. from March 2003 to September 2003, and as Vice President and Assistant General Counsel at Fortis Insurance Company prior to March 2003.
      Mr. Cieslak was elected Vice President — Operations in August 2005. Prior to joining the Company in August 2005, Mr. Cieslak served as Vice President and General Manager of Trombetta LLC for more than five years.
      Mr. Dix was elected Senior Vice President — Administration in February 2006, and had served as Senior Vice President — Administration and Secretary from February 2005 to February 2006. Mr. Dix served as Senior Vice President  — Administration/ Human Resources from May 2003 to February 2005 and Secretary from August 2003 to February 2005. Mr. Dix served as Vice President — Administration and Human Resources from November 2001 to May 2003, and as Vice President — Human Resources from February 2001 to November 2001.
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
      Mr. Webb was elected Vice President — Sales, Marketing and Engineering in August 2005. Mr. Webb served as Vice President — Engineering from November 2001 to August 2005, and Vice President — Customer Solutions from April 2000 to November 2001.

      Mr. Zandron was elected Vice President — Business Development in November 2001. Prior to that date, Mr. Zandron served as Vice President — Utility.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Information required by this Item is set forth in Note 11 “Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K.
      Prior to December 1, 2005, the Company had undertaken stock repurchases from time to time to offset dilution created by shares issued for stock options and other corporate purposes, as well as to repurchase shares when market conditions were favorable. For the quarter ended December 31, 2005, the Company repurchased 9,293 shares of Common Stock for $365,700 based on an average price per share of $39.35. The purchase of Common Stock, prior to the discontinuation of this plan on November 30, 2005, was at the Company’s discretion, subject to prevailing financial and market conditions.
      The following chart discloses information regarding the shares of the Common Stock repurchased during the quarter ended December 31, 2005, all of which were purchased pursuant to the Board of Directors’ authorizations:

			Total number of	Maximum number
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price paid	announced plans or	under the plans or
Period	shares purchased	per share	programs(1)	programs(1)

October 1 to October 31	5,072	$39.67	5,072	385,730
November 1 to November 30	4,221	$38.97	4,221	381,509
December 1 to December 31	—	$—	—	—

Total/ Average	9,293	$39.35	9,293	—

(1)	On December 4, 2000, the Board of Directors authorized the repurchase by the Company of up to 1,200,000 shares of Badger Meter, Inc. Common Stock over a three-year period. The Company publicly announced the stock repurchase plan in a press release issued on December 4, 2000. At November 14, 2003, the Company had repurchased a total of 641,890 shares. The Board authorized a two-year extension of the repurchase plan, effective December 1, 2003, allowing the Company to repurchase up to the remaining 558,110 shares prior to December 1, 2005. The Company publicly announced the extension of the stock repurchase plan in a press release issued on November 14, 2003. The Company did not extend the repurchase plan beyond November 30, 2005.

ITEM 6.	SELECTED FINANCIAL DATA
BADGER METER, INC.
Ten Year Summary of Selected Consolidated Financial Data

	Years Ended December 31,

	2005		2004	2003	2002	2001	2000	1999	1998	1997	1996

	(Dollars in thousands except per share data)
Operating results
Net sales		$216,654	205,010	183,989	167,317	138,537	146,389	150,877	143,813	130,771	116,018
Research and development		$5,343	4,572	6,070	5,658	5,422	6,562	6,012	6,105	4,397	3,851
Earnings before income taxes		$22,798	17,980	13,351	11,437	5,010	10,727	15,659	13,364	10,205	8,167
Net earnings		$13,253	9,633	7,577	7,271	3,364	6,941	9,700	8,247	6,522	5,127
Earnings to sales		6.1%	4.7%	4.1%	4.3%	2.4%	4.7%	6.4%	5.7%	5.0%	4.4%

Per Common share
Basic earnings		$1.97	1.46	1.17	1.15	0.53	1.05	1.39	1.14	0.92	0.73
Diluted earnings		$1.89	1.42	1.15	1.10	0.52	1.00	1.30	1.06	0.83	0.70
Cash dividends declared:
Common Stock		$0.58	0.55	0.53	0.51	0.50	0.43	0.36	0.30	0.24	0.22
Class B Common Stock	$	n/a	n/a	n/a	n/a	n/a	n/a	0.16	0.27	0.22	0.20
Price range — high		$51.25	31.99	19.88	17.00	16.61	18.69	20.05	20.32	28.75	10.41
Price range — low		$29.70	17.06	12.25	11.04	9.88	11.50	19.69	12.50	9.07	6.19
Closing price		$39.24	29.96	19.08	16.00	11.22	11.50	15.07	17.82	20.38	9.60
Book value*		$10.72	9.53	8.38	7.47	6.76	6.75	6.44	6.56	5.81	5.16

Shares Outstanding
Common Stock		6,848	6,722	6,585	6,441	6,360	6,414	6,680	5,076	4,888	4,852
Class B Common Stock		n/a	n/a	n/a	n/a	n/a	n/a	0	2,216	2,252	2,252

Financial position
Working capital*		$32,978	25,461	25,946	6,825	23,170	6,822	11,150	10,776	13,870	17,645
Current ratio*		1.8 to 1	1.6 to 1	1.7 to 1	1.1 to 1	2.0 to 1	1.2 to 1	1.3 to 1	1.3 to 1	1.5 to 1	2.0 to 1
Net cash provided by
operations		$18,361	6,297	15,221	12,234	8,587	13,251	15,652	15,007	5,178	9,878
Capital expenditures		$9,088	5,582	5,214	5,914	5,007	6,403	9,981	17,926	8,349	5,382
Total assets		$145,867	142,961	133,851	126,463	101,375	98,023	102,186	96,945	82,297	66,133
Short-term and current portion of long-term debt		$16,278	22,887	9,188	26,334	8,264	23,017	16,589	14,315	11,245	2,634
Long-term debt		$15,360	14,819	24,450	13,046	20,498	5,944	11,493	2,600	928	1,091
Shareholders’ equity		$73,416	64,066	55,171	48,095	43,002	43,319	43,009	47,848	41,467	36,638
Debt as a percent of total debt and equity*		30.1%	37.0%	37.9%	45.0%	40.1%	40.1%	39.5%	26.1%	22.7%	9.2%
Return on shareholders’ equity*		18.1%	15.0%	13.7%	15.1%	7.8%	16.0%	22.6%	17.2%	15.7%	14.0%
Price/earnings ratio*		20.8	21.1	16.6	14.5	21.6	11.5	11.6	16.8	24.6	13.7

*	Description of calculations:
Book value equals total shareholders’ equity at year-end divided by the number of common shares outstanding.
Working capital equals total current assets less total current liabilities.
Current ratio equals total current assets divided by total current liabilities.
Debt as a percent of total debt and equity equals total debt (the sum of short-term debt, current portion of long-term debt and long-term debt) divided by the sum of total debt and total shareholders’ equity at year-end.
Return on shareholders’ equity equals net earnings divided by total shareholders’ equity at year-end.
Price/earnings ratio equals the closing stock price for common stock divided by diluted earnings per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Description and Overview
      The Company is a leading marketer and manufacturer of products using flow measurement and control technologies developed both internally and with other technology companies. Its products are used to measure and control the flow of liquids in a variety of applications. The Company’s product lines fall into two general categories, utility and industrial. The utility category is comprised of two product lines, residential and commercial water meters (with various automatic meter reading (AMR) technology systems), which are generally sold to water utilities and constitute a majority of the Company’s sales. Industrial product line sales comprise the remainder of the Company’s sales and include automotive fluid meters and systems, small precision valves, electromagnetic meters, impeller flow meters and industrial process meters (all with related accessories and instrumentation).
      Residential and commercial water meters and related systems are classified as local (or manual) read meters or AMR products. Local read meters consist of a water meter and a register. With AMR meters, the register digitally encodes the mechanical reading and its radio frequency transmitter communicates the data to a computerized system that collects the data and sends it to specific utility computerized programs. Net sales and the corresponding net earnings depend on unit volume and mix of products, with the Company generally earning higher margins on AMR products. The Company sells AMR products of other companies as well as its own proprietary product, Orion®, which has higher margins than the other AMR products. Orion® is currently being sold as a walk-by/drive-by system, but also has the ability to connect with a variety of other technologies, such as power line carrier, broadband over power line, municipal WI-FI and radio frequency systems to allow for remote reading of the data. Net sales and the corresponding net earnings are therefore also dependent on the mix of AMR products between proprietary and non-proprietary products.
      There is a base level of annual business for utility products driven by replacement units and, to a lesser extent, housing starts. Sales above the base level depend on conversions to AMR away from manual read meters. The Company believes that conversion from local read meters to AMR products can accelerate replacements of meters and result in growth, because it is estimated that only 15-20% of the water meter market has been converted to AMR. Badger Meter’s strategy is to solve customers’ metering needs with its proprietary meter reading systems or other systems available through alliances within the marketplace.
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
Results of Operations
Net Sales
      Badger Meter’s net sales of $216.7 million increased $11.6 million, or 5.7%, for 2005 compared to 2004. The increase was the net result of sales increases in most of the Company’s product lines, offset by declines in its automotive fluid meters and systems product lines as further discussed below.
      Residential and commercial water meter customers include independent distributors, large cities, private water companies and numerous smaller municipal water utilities. One group of the Company’s sales representatives focuses on distributors, another on large accounts (public and private), and a third group focuses on the remaining customers. Sales to customers are influenced by the movement toward AMR technologies, the lengthening of the sales cycle and the financial budget conditions of the various water utilities served.
      Residential and commercial water meter net sales represented 75.1% of total net sales in 2005 compared with 73.2% in 2004. These sales increased $12.6 million, or 8.4%, in 2005 to $162.7 million from

$150.1 million in 2004. Unit volume increased in meters utilizing AMR technologies as well as local (or manual) read meters. AMR technologies carry a higher price, which also contributed to the increase in net sales. In addition, net sales increased in part due to a significant increase over 2004 levels for the sales volumes of Orion®, the Company’s proprietary AMR system, which has higher margins than other AMR products.
      Industrial sales are affected by economic conditions, domestically and internationally, in each of the markets served by the various product lines. The automotive fluid meters and related systems (sold through the Company’s French subsidiary) were negatively affected by the delay of new products, loss of a major customer and poor economic conditions in that market, which resulted in lower sales in 2005 versus 2004. All other industrial product lines showed sales increases in 2005 over 2004 levels. In total, the industrial products represented 24.9% of total net sales in 2005 compared to 26.8% in 2004. Industrial product sales decreased $0.9 million to $54.0 million in 2005 compared with $54.9 million in 2004, which is the net result of a $3.7 million decrease in automotive fluid meters and systems, offset by a $2.8 million increase in all other industrial product lines.
      International sales are comprised primarily of sales of small valves, electromagnetic meters and automotive fluid meters and systems in Europe, sales of water meters and related technologies in Latin America, and sales of valves and other metering products throughout the world. In Europe, sales are made primarily in euros and other currencies. Most other international sales are made in U.S. dollars. The Company is able to partially hedge its euro exposure by holding euro-denominated debt. International sales decreased 7.3% to $31.6 million in 2005 from $34.1 million in 2004 due principally to lower European sales, offset slightly by the strengthening of the U.S. dollar versus the euro.
      Residential and commercial water meter net sales represented 73.2% of total net sales in 2004 compared with 72.3% in 2003. These sales increased $17.0 million in 2004 to $150.1 million from $133.1 million in 2003. Unit volume increased in meters utilizing AMR technologies offset by a slight decline in local (or manual) read meters. AMR technologies carry a higher price, which also contributed to the increase in net sales. In addition, net sales increased in part due to a significant increase over 2003 levels for the sales volumes of Orion®, the Company’s proprietary AMR system introduced in 2002, which has higher margins than other AMR products.
      In total, the industrial products represented 26.8% of total net sales in 2004 compared with 27.7% in 2003. Industrial product sales increased $4.0 million to $54.9 million in 2004 compared with $50.8 million in 2003. All of the product lines showed growth over the 2003 levels, partially due to the effects of the strengthening euro.
      International sales increased 9.3% to $34.1 million in 2004 from $31.2 million in 2003 due principally to the effects of the strengthening euro. Without the effects from foreign exchange, sales increased 1.9% due to higher sales in Mexico, offset somewhat by lower European sales.
Gross Margins
      Gross margins were 34.1%, 32.9% and 32.9% for 2005, 2004 and 2003, respectively. Gross margins increased between 2005 and 2004 due to the higher mix of AMR versus local read meters as well as a higher percentage of Orion® AMR technology versus other non-proprietary AMR products, offset somewhat by higher metal prices. Gross margins were flat between 2004 and 2003 as a result of a higher mix of AMR sales and better plant capacity utilization, offset by increased obsolete inventory reserves and higher metal and resin commodity prices.
Operating Expenses
      Selling, engineering and administration costs increased 5.6% in 2005 over 2004 levels due to higher research and development costs, increased costs associated with higher sales, one-time expenses associated with the Company’s 100th anniversary celebration and normal inflationary pressures, offset somewhat by continuing cost control efforts. Selling, engineering and administration costs increased 1.9% in 2004 over 2003 levels. Overall, inflationary increases were mitigated somewhat by cost savings generated by the consolidation of two of the Company’s domestic facilities and a continuing emphasis on cost control.
Interest Expense
      Interest expense was approximately the same in 2005 as in 2004. This was the net impact of lower debt levels offset by increasing interest rates and a new long-term loan replacing short-term debt. Interest expense decreased $130,000 in 2004 compared to 2003 due to higher cost long-term debt being replaced with lower cost short-term debt.
Other Expense (Income), Net
      Other expense (income), net in 2005 was income of $0.5 million versus an expense of $0.6 million in 2004. This was due primarily to the strengthening of the U.S. dollar against the euro resulting in exchange gains. Other expense (income), net in 2004 was an expense of $0.6 million versus income of $1.0 million in 2003. The 2004 amount included $0.4 million of foreign exchange loss compared to an exchange gain of $0.8 million in 2003. The 2004 exchange loss was due to the strengthening of the euro against the U.S. dollar and its effects on the Company’s foreign subsidiaries.
Income Taxes
      Income taxes as a percentage of earnings before income taxes were 41.9%, 46.4% and 43.2% for 2005, 2004 and 2003, respectively. The decrease between 2005 and 2004 was due to increased domestic earnings which somewhat mitigated the increased valuation reserves for the operating losses of the Company’s French subsidiary (further discussed below), slightly lower state taxes and the estimated effects of the Section 199: Production Activities Deduction as permitted under the American Jobs Creation Act of 2004. The increase in 2004 from 2003 was primarily due to increased federal and state tax rates applied to the increased net earnings, and an increased valuation reserve on the operating losses of the Company’s French subsidiary.
      In 2005, 2004 and 2003, the valuation reserves were increased by $1.1 million, $1.2 million and $1.2 million, respectively, due to continued realization uncertainties for foreign net operating loss carryforwards in France. The increases in the reserves were recorded as additional tax expense, which significantly increased the Company’s effective rates over historic averages.
      At December 31, 2005, the Company had foreign net operating loss carryforwards at certain European subsidiaries totaling $9.8 million, of which $9.0 million related to the French subsidiary. The carryforwards have unlimited carryforward periods, which can be used to offset future taxable income at these locations.
Net Earnings and Earnings Per Share
      As a result of the above-mentioned items, net earnings were $13.3 million, $9.6 million and $7.6 million in 2005, 2004 and 2003, respectively. On a diluted basis, earnings per share were $1.89, $1.42 and $1.15, respectively, for the same periods.
Liquidity and Capital Resources
      The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations in 2005 was $18.4 million, an increase of $12.1 million, or 191.6%. The increase was the net result of increased net earnings, reduced inventory levels and the timing of payments of certain current liabilities, offset by increased receivables. Cash provided by operations in 2004 was $6.3 million, a decrease of $8.9 million, or 58.6%, compared to 2003. The decrease was the net result of a $2.0 million payment to the pension plan, increases in receivables and inventory levels, and reduced payables, offset somewhat by increased net earnings.
      Receivables increased 13.3% between December 31, 2004 and 2005 due primarily to higher fourth quarter sales, and an increase in the number of days sales outstanding, offset slightly by the effects of a stronger U.S. dollar. Inventories decreased 10.3% due primarily to reduced inventory levels at the Company’s

French subsidiary as well as the effect of the stronger U.S. dollar on these balances. In addition, the inventory levels at December 31, 2004 were higher than desired due to the introduction of new products and longer lead times for electronic components.
      Capital expenditures totaled $9.1 million in 2005, $5.6 million in 2004 and $5.2 million in 2003. These amounts vary due to the timing of capital expenditures. Included in capital expenditures for 2005 is approximately $1.0 million related to the purchase of a facility in Germany that will be remodeled for occupation in early 2007 and $3.0 million for land in Mexico for a new plant that is scheduled for completion in 2006. The Company expects to spend approximately $3.6 million on the construction of these new facilities in 2006 in addition to its normal level of capital expenditures. The Company believes capacity exists to increase production levels with minimal additional capital expenditures after the completion of these facilities.
      Prepaid pension increased $0.4 million at the end of 2005 compared to the same period in 2004. This was the result of pension expense of $1.6 million and a payment of $2.0 million during 2005. Assumptions for determining pension liability, expected return on assets and annual expense are reviewed and, if appropriate, adjusted annually. The impacts of hypothetical changes in certain assumptions are difficult to determine as economic factors can often impact multiple assumptions and inputs at the same time. The Company believes its current assumptions are reasonable. At December 31, 2005, the market value of the assets in the Company’s pension plan was $46.5 million compared to $45.7 million at December 31, 2004. Included in the Company’s December 31, 2005 prepaid pension balance was $18.9 million of unrecognized net actuarial losses compared to $18.6 million at the end of 2004.
      The amount of net goodwill recorded at December 31, 2005 and 2004 was $6.6 million and $7.1 million, respectively. The net decrease of $0.5 million was due to the strengthening of the U.S. dollar versus the euro.
      Short-term debt decreased $8.7 million in 2005 as the Company obtained a $10 million five-year term loan to replace short-term debt, offset by normal scheduled payments. The increase in payables between years is primarily the result of the timing of purchases. Accrued compensation and employee benefits increased $0.3 million due to increased incentive costs associated with improved sales and earnings levels. Income and other taxes increased $0.8 million as a result of the timing of tax payments.
      Total outstanding long-term debt (both the current and long-term portions) increased $2.6 million as a result of a new $10 million five-year term loan, offset by required payments. None of the Company’s debt carries financial covenants or is collateralized.
      Common Stock and capital in excess of par value both increased during 2005 due primarily to stock issued in connection with the exercise of stock options and treasury stock issuances. Employee benefit stock increased in 2005 due to a new restricted stock program approved by shareholders, offset by a $150,000 payment due to shares released as a result of payments made on the Badger Meter Employee Savings and Stock Ownership Plan (“ESSOP”) loan. Treasury stock increased due to shares repurchased during the year.
      Badger Meter’s financial condition remains strong. The Company believes that its operating cash flows, available borrowing capacity including $35.4 million of unused credit lines, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and development of new products. The Company continues to take advantage of its local commercial paper market and from time to time will convert short-term debt into long-term debt.
Off-Balance Sheet Arrangements
      The Company guarantees the debt of the Badger Meter Officers’ Voting Trust (“BMOVT”), from which the BMOVT obtained loans from a bank on behalf of the officers of the Company in order to purchase shares of the Company’s Common Stock. The officers’ loan amounts are collateralized by the Company’s shares that were purchased with the loans’ proceeds. There have been no loans made to officers by the BMOVT since July 2002. The Company has guaranteed $1.1 million and $1.6 million of the BMOVT’s debt at December 31, 2005 and December 31, 2004, respectively. The current loan matures in April 2006, at which time it is expected to be renewed. The fair market value of this guarantee at December 31, 2005 continues to be insignificant because the collateral value of the shares exceeds the loan amount. It is the Company’s intention to eliminate the BMOVT by December 31, 2010, because it no longer fulfills its original purpose of providing officers with loans to purchase Common Stock. The Company has no other off-balance sheet arrangements.
Contractual Obligations
      The Company guarantees the outstanding debt of the ESSOP that is recorded in long-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders’ equity. The loan amount is collateralized by shares of the Company’s Common Stock. Payments of $150,000 and $220,000 in 2005 and 2004, respectively, reduced the loan to $915,000 at December 31, 2005. The terms of the loan allow variable payments of principal with the final principal and interest payment due on April 30, 2008.
      The following table includes the Company’s significant contractual obligations as of December 31, 2005. There are no undisclosed guarantees.

	Payments due by period

		Less than	1-3	4-5
	Total	1 year	years	years

	(In thousands)
Current portion and long-term debt	$21,876	$7,431	$13,493	$952
Interest on current portion and long-term debt	1,340	609	717	14
Construction of facilities	2,082	1,966	116	—
ESSOP	915	—	915	—
Royalty commitments	300	150	150	—
Minimum product purchases	1,680	1,180	500	—
Operating leases	995	534	456	5
Other distribution rights and research and development commitments	484	367	117	—

Total contractual obligations	$29,672	$12,237	$16,464	$971

      Other than items included in the preceding table, as of December 31, 2005, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and postretirement plans which are discussed in detail in Note 7 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K. As of the most recent actuarial measurement date, no pension plan contributions are anticipated in 2006 and postretirement medical claims are paid as they are submitted. Postretirement medical claims are anticipated to be $972,000 in 2006 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.
Critical Accounting Policies and Use of Estimates
      The Company’s accounting policies are more fully described in Note 1 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K. As discussed in Note 1, the preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s more significant estimates relate primarily to several judgmental reserves: allowance for doubtful accounts, allowance for obsolete inventories, warranty and after-sale costs reserve, and the health care reserve for claims incurred, but not reported. Each of these judgmental reserves is evaluated quarterly and is reviewed with the Company’s Disclosure Committee and the Audit and Compliance Committee of the Board of Directors. The basis for the reserve amounts is determined by analyzing the minimum and maximum amount of anticipated exposure for each account, and then selecting the most appropriate amount within the range based upon historical experience and various other considerations that are believed to be reasonable under the circum-

stances. This method has been used for all years in the presented financials and has been used consistently throughout each year. Actual results may differ from these estimates under different assumptions or conditions.
      The criteria used for calculating each of the reserve amounts varies by type of reserve. For the allowance for doubtful accounts reserve, significant past due balances are reviewed in conjunction with applying historical write-off ratios to the remaining balances. The calculation for the allowance for obsolete inventories reserve is determined by analyzing the relationship between the age and quantity of items on hand versus estimated usage to determine if excess quantities exist. The calculation for warranty and after-sale costs reserve uses criteria that includes known potential problems on past sales as well as historical claims ratios for current sales and current warranty trends. The health care reserve for claims incurred, but not reported is determined by using medical cost trend analyses, reviewing subsequent payments made and estimating unbilled amounts. The changes in the balances of these reserves at December 31, 2005 compared to the prior year were due to normal business conditions and are not deemed to be significant. While the Company continually tries to improve its estimates, no significant changes in the underlying processes are expected in 2006.
Other Matters
      The Company believes it is in compliance with the various environmental statutes and regulations to which the Company’s domestic and international operations are subject. Currently, the Company is in the process of resolving issues relative to two landfill sites. Provision has been made for all known settlement costs, which are not material.
      The Company is a defendant in numerous multi-party asbestos lawsuits pending in various states. These lawsuits assert claims alleging that certain industrial products were manufactured by the defendants and were the cause of injury and harm. The Company is vigorously defending itself against these alleged claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.
Market Risks
      In the ordinary course of business, the Company is exposed to various market risks. The Company operates in an environment where competition varies from moderate to intense. The Company believes it currently provides the leading technology in water meters and AMR systems for water utilities. A number of the Company’s competitors in certain markets have greater financial resources. In addition, the market’s level of acceptance of the Company’s newer products may have a significant effect on the Company’s results of operations. As a result of significant research and development activities, the Company enjoys favorable patent positions for several of its products.
      The Company’s ability to generate operating income and to increase profitability depends somewhat on the general health of the United States and foreign economies, including housing starts in the United States and overall industrial activity. In addition, changes in governmental laws and regulations, particularly laws dealing with the use of lead or rules affecting the use and/or licensing of radio frequencies necessary for AMR products may impact the results of operations. These factors are largely beyond the Company’s control and depend on the economic condition and regulatory environment of the geographic region of the Company’s operations.
      The Company has evaluated its worldwide operations to determine if any risks and uncertainties exist that could severely impact its operations in the near term. The Company does not believe that there are any significant near-term risks. However, the Company does rely on single suppliers for certain castings and components in several of its product lines. Although alternate sources of supply exist for these items, loss of certain suppliers could temporarily disrupt operations in the short term. The Company attempts to mitigate these risks by working closely with key suppliers, purchasing minimal amounts from alternative suppliers and by purchasing business interruption insurance where appropriate.

      Raw materials used in the manufacture of the Company’s products include metal or alloys (such as bronze, aluminum, stainless steel, cast iron, brass and stellite), plastic resins, glass, microprocessors and other electronic subassemblies and components. The price and availability of raw materials is influenced by economic and industry conditions, including supply and demand factors that are difficult to anticipate and cannot be controlled by the Company. Commodity risk is managed by keeping abreast of economic conditions and locking in purchase prices for quantities that correspond to the Company’s forecasted usage.
      The Company’s foreign currency risk relates to the sales of products to foreign customers, specifically European customers, as most other foreign sales are made in U.S. dollars. The Company uses lines of credit with U.S. and European banks to offset currency exposure related to European receivables and other monetary assets. As of December 31, 2005 and 2004, the Company’s foreign currency net monetary assets were substantially offset by comparable debt resulting in no material exposure to the results of operations.
      The Company typically does not hold or issue derivative instruments and has a policy specifically prohibiting the use of such instruments for trading purposes.
      The Company’s short-term debt on December 31, 2005 was floating rate debt with market values approximating carrying value. Fixed rate debt was principally two U.S. dollar term loans with a 4.81% and a 5.59% interest rate and a euro dollar revolving term loan with a 3.79% interest rate. For the short-term floating rate debt, future annual interest costs will fluctuate based upon short-term interest rates. For the short-term debt on hand on December 31, 2005, the effect of a 1% change in interest rates is approximately $88,000 before income taxes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
      Information required by this Item is set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in this 2005 Annual Report on Form 10-K.

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
      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.
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
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Badger Meter, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Badger Meter, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Badger Meter, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Badger Meter, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Badger Meter, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 22, 2006, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 22, 2006

BADGER METER, INC.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Badger Meter, Inc.
      We have audited the accompanying consolidated balance sheets of Badger Meter, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Badger Meter, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Badger Meter, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 22, 2006

BADGER METER, INC.
Consolidated Balance Sheets

	December 31,

	2005	2004

	(Dollars in thousands
	except share and per
	share amounts)
Assets
Current assets:
Cash	$4,403	$2,834
Receivables	30,450	26,879
Inventories:
Finished goods	11,875	14,121
Work in process	9,048	9,054
Raw materials	11,047	12,471

Total inventories	31,970	35,646
Prepaid expenses	2,309	2,016
Deferred income taxes	3,432	4,007

Total current assets	72,564	71,382
Property, plant and equipment, at cost:
Land and improvements	7,416	3,487
Buildings and improvements	27,867	28,252
Machinery and equipment	74,527	75,556

	109,810	107,295
Less accumulated depreciation	(65,940)	(65,279)

Net property, plant and equipment	43,870	42,016
Intangible assets, at cost less accumulated amortization	1,026	1,160
Prepaid pension	17,726	17,290
Other assets	4,101	4,009
Goodwill	6,580	7,104

Total assets	$145,867	$142,961

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$8,847	$17,539
Current portion of long-term debt	7,431	5,348
Payables	11,484	11,069
Accrued compensation and employee benefits	6,436	6,166
Warranty and after-sale costs	3,610	3,817
Income and other taxes	1,778	982

Total current liabilities	39,586	44,921
Other long-term liabilities	634	326
Deferred income taxes	6,584	7,437
Accrued non-pension postretirement benefits	3,955	4,490
Other accrued employee benefits	6,332	6,902
Long-term debt	15,360	14,819
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common Stock, $1 par; authorized 40,000,000 shares; issued 10,055,672 shares in 2005 and 9,872,434 shares in 2004	10,056	9,872
Capital in excess of par value	23,376	18,313
Reinvested earnings	74,258	64,928
Accumulated other comprehensive income	1	2,024
Less: Employee benefit and restricted stock	(1,357)	(1,065)
Treasury stock, at cost; 3,207,523 shares in 2005 and 3,150,262 shares in 2004	(32,918)	(30,006)

Total shareholders’ equity	73,416	64,066

Total liabilities and shareholders’ equity	$145,867	$142,961

See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Operations

	Years ended December 31,

	2005	2004	2003

	(In thousands except per share
	amounts)
Net sales	$216,654	$205,010	$183,989
Cost of sales	142,792	137,532	123,470

Gross margin	73,862	67,478	60,519
Selling, engineering and administration	49,916	47,281	46,419

Operating earnings	23,946	20,197	14,100
Interest expense	1,608	1,607	1,737
Other expense (income), net	(460)	610	(988)

Earnings before income taxes	22,798	17,980	13,351
Provision for income taxes	9,545	8,347	5,774

Net earnings	$13,253	$9,633	$7,577

Earnings per share:
Basic	$1.97	$1.46	$1.17
Diluted	$1.89	$1.42	$1.15
Shares used in computation of earnings per share:
Basic	6,745	6,597	6,449
Impact of stock-based compensation	266	210	149

Diluted	7,011	6,807	6,598

See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Operating activities:
Net earnings	$13,253	$9,633	$7,577
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	6,164	7,070	7,606
Amortization	195	148	155
Tax benefit on stock options	1,370	877	585
Deferred income taxes	(318)	1,518	821
Noncurrent employee benefits	3,025	2,182	1,258
Refund from (contributions to) pension plan	(2,000)	(2,000)	702
Changes in:
Receivables	(4,335)	(170)	(3,103)
Inventories	2,691	(5,345)	(3,606)
Prepaid expenses	(343)	(788)	95
Current liabilities other than debt	(1,341)	(6,828)	3,131

Total adjustments	5,108	(3,336)	7,644

Net cash provided by operations	18,361	6,297	15,221

Investing activities:
Property, plant and equipment	(9,088)	(5,582)	(5,214)
Other — net	(271)	(733)	(117)

Net cash used for investing activities	(9,359)	(6,315)	(5,331)

Financing activities:
Net increase (decrease) in short-term debt	(8,230)	13,566	(17,387)
Issuance of long-term debt	10,000	—	27,970
Repayments of long-term debt	(7,376)	(9,679)	(17,705)
Dividends paid	(3,923)	(3,633)	(3,425)
Proceeds from exercise of stock options	2,434	1,949	1,207
Treasury stock purchases	(3,323)	(1,711)	(1,066)
Issuance of treasury stock	1,286	816	607

Net cash provided by (used for) financing activities	(9,132)	1,308	(9,799)

Effect of foreign exchange rates on cash	1,699	(545)	(1,781)

Increase (decrease) in cash	1,569	745	(1,690)
Cash — beginning of year	2,834	2,089	3,779

Cash — end of year	$4,403	$2,834	$2,089

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$6,919	$7,767	$4,134
Interest	$2,269	$1,629	$2,071
See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Shareholders’ Equity

	Years ended December 31,

				Other	Employee
				compre-	benefit
		Capital in		hensive	and
	Common	excess of	Reinvested	income	restricted	Treasury
	stock	par value	earnings	(loss)	stock	stock	Total

	(In thousands except per share amounts)
Balance, December 31, 2002	$9,524	$13,407	$54,776	$(61)	$(1,535)	$(28,016)	$48,095

Comprehensive income:
Net earnings			7,577				7,577
Other comprehensive income (loss):
Minimum employee benefit liability (net of $31 tax effect)				(49)			(49)
Foreign currency translation				1,390			1,390

Comprehensive income							8,918
Cash dividends of $0.53 per share			(3,425)				(3,425)
Stock options exercised	168	1,039					1,207
Tax benefit on stock options and dividends		585					585
ESSOP transactions					250		250
Treasury stock purchases						(1,066)	(1,066)
Issuance of treasury stock		202				405	607

Balance, December 31, 2003	9,692	15,233	58,928	1,280	(1,285)	(28,677)	55,171

Comprehensive income:
Net earnings			9,633				9,633
Other comprehensive income (loss):
Minimum employee benefit liability (net of $6 tax effect)				27			27
Foreign currency translation				717			717

Comprehensive income							10,377
Cash dividends of $0.55 per share			(3,633)				(3,633)
Stock options exercised	180	1,769					1,949
Tax benefit on stock options and dividends		877					877
ESSOP transactions					220		220
Treasury stock purchases						(1,711)	(1,711)
Issuance of treasury stock		434				382	816

Balance, December 31, 2004	9,872	18,313	64,928	2,024	(1,065)	(30,006)	64,066

Comprehensive income:
Net earnings			13,253				13,253
Other comprehensive income (loss):
Minimum employee benefit liability (net of $13 tax effect)				1			1
Foreign currency translation				(2,024)			(2,024)

Comprehensive income							11,230
Cash dividends of $0.58 per share			(3,923)				(3,923)
Stock options exercised	168	2,266					2,434
Tax benefit on stock options and dividends		1,370					1,370
ESSOP transactions					150		150
Restricted stock transactions	16	552			(442)		126
Treasury stock purchases						(3,323)	(3,323)
Issuance of treasury stock		875				411	1,286

Balance, December 31, 2005	$10,056	$23,376	$74,258	$1	$(1,357)	$(32,918)	$73,416

See accompanying notes.

BADGER METER, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 1  Summary of Significant Accounting Policies
Profile
      The Company is a leading marketer and manufacturer of products using flow measurement and control technologies developed both internally and with other technology companies. Its products are used to measure and control the flow of liquids in a variety of applications. The Company’s product lines fall into two general categories, utility and industrial. The utility category is comprised of two product lines, residential and commercial water meters (with various automatic meter reading (AMR) technology systems), which are generally sold to water utilities and constitute a majority of the Company’s sales. Industrial product line sales comprise the remainder of the Company’s sales and include automotive fluid meters and systems, small precision valves, electromagnetic meters, impeller flow meters and industrial process meters (all with related accessories and instrumentation).
Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.
Receivables
      Receivables consist primarily of trade receivables. The Company does not require collateral and evaluates the collectibility of its receivables based on a number of factors. An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of the past due items, as well as applying a historical write-off ratio to the remaining balances. Changes in the Company’s allowance for doubtful accounts are as follows:

	Balance at	Additions charged	Write-offs	Balance at
	beginning of year	to earnings	less recoveries	end of year

	(In thousands)
2005	$1,090	$76	$(236)	$930
2004	$1,335	$121	$(366)	$1,090
2003	$1,016	$405	$(86)	$1,335
Inventories
      Inventories are valued primarily at the lower of cost or market. Cost is determined using the first-in, first-out method. Market is determined based on the net realizable value. The Company estimates and records provisions for obsolete inventories. Changes to the Company’s obsolete inventories reserve are as follows:

		Net additions
	Balance at	charged		Balance at
	beginning of year	to earnings	Disposals	end of year

	(In thousands)
2005	$1,532	$689	$(757)	$1,464
2004	$1,114	$1,232	$(814)	$1,532
2003	$1,003	$528	$(417)	$1,114

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2005, 2004 and 2003
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
Intangible Assets
      Intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from 5.5 to 10 years. The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense expected to be recognized is $242,000 in 2006, $221,000 in 2007, $167,000 each in 2008 and 2009, and $146,000 in 2010. The carrying value and accumulated amortization by major class of intangible assets are as follows:

	December 31, 2005		December 31, 2004

	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization

	(In thousands)
Technologies	$706	$400	$726	$319
Noncompete covenants	155	138	155	122
Licenses	467	119	350	66
Customer lists	194	40	224	31
Trademarks	283	82	304	61

Total intangibles	$1,805	$779	$1,759	$599

Goodwill
      During 2005 and 2004, the Company tested its goodwill balance for impairment in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” and no adjustments were recorded to goodwill as a result of those reviews. The amount of goodwill recorded at December 31, 2005 and 2004 was $6.6 million and $7.1 million, respectively. The decrease was due to translation adjustments for goodwill denominated in foreign currencies.
Revenue Recognition
      Revenues are generally recognized upon shipment of product, which corresponds with the transfer of title. The costs of shipping are billed to the customer upon shipment and are included in cost of sales. A small portion of the Company’s sales includes shipments of products combined with services, such as meters sold with installation. The product and installation components of these multiple deliverable arrangements are considered separate units of accounting. The value of these separate units of accounting is determined based

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2005, 2004 and 2003
on their relative fair values determined on a stand-alone basis. Revenue is recognized when the last element is delivered, which generally corresponds with installation.
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

	Balance at	Net additions		Balance at
	beginning of year	charged to earnings	Costs incurred	end of year

	(In thousands)
2005	$3,817	$1,735	$(1,942)	$3,610
2004	$3,767	$1,373	$(1,323)	$3,817
2003	$3,597	$1,942	$(1,772)	$3,767
Research and Development
      Research and development costs are charged to expense as incurred and amounted to $5.3 million, $4.6 million and $6.1 million in 2005, 2004 and 2003, respectively.
Other Expense (Income), Net
      Included in other expense (income), net are foreign currency gains and losses, which are recognized as incurred. The Company’s functional currency for all of its foreign subsidiaries is the U.S. dollar, with the exception of Badger Meter France (the French parent holding company of MecaPlus Equipements SAS (MPE)), MPE and Badger Meter Czech Republic, whose functional currency is the euro. A foreign currency gain of $478,000 was reported in 2005, primarily related to the strengthening of the U.S. dollar versus the euro, compared to a loss of $409,000 in 2004 and a gain of $781,000 in 2003 relating to the relationship of the U.S. dollar to the euro.
Stock-Based Compensation Plans

A. Stock Option Plans
      The Company has six stock option plans that provide for the issuance of options to key employees and directors of the Company or for which issued options are still outstanding. Refer to Note 5 “Stock Option Plans” for a description of the plans.
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

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2005, 2004 and 2003
of that Statement. The Black-Scholes option pricing model was used to determine the fair value of options with the following weighted-average assumptions for options issued in each year:

	2005	2004	2003

Risk-free interest rate	4.0%	3.0%	2.9%
Dividend yield	1.4%	3.0%	3.6%
Volatility factor	30%	29%	30%
Weighted-average expected life (in years)	6.1	6.1	6.1
      The weighted-average fair values of options granted in 2005, 2004 and 2003 were $12.07, $4.27 and $3.02 per share, respectively. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. For awards granted before December 31, 2005, the Company’s policy is to recognize compensation cost over the explicit service period (up to the date of actual retirement) for stock-based awards subject to acceleration of vesting or continued vesting upon retirement. This policy will change upon the adoption of FASB Statement No. 123(R) (SFAS 123(R)), “Share-Based Payment,” on January 1, 2006 as the Company is required to apply the nonsubstantive vesting provisions of SFAS 123(R) for any awards granted subsequent to adoption. Refer to “Accounting Pronouncements” below for additional information on the effect of SFAS 123(R) on the Company. The following pro forma calculations only include the effects of options granted since January 1, 1995. As such, the impacts are not necessarily indicative of the effects on net earnings of future years.

	2005	2004	2003

	(In thousands except per share
	data)
Net earnings, as reported	$13,253	$9,633	$7,577
Deduct: Incremental stock-based compensation determined under fair value based method for all awards since January 1, 1995, net of related tax effects	(294)	(326)	(354)

Pro forma net earnings	$12,959	$9,307	$7,223

Earnings per share:
Basic, as reported	$1.97	$1.46	$1.17
Basic, pro forma	$1.92	$1.41	$1.12
Diluted, as reported	$1.89	$1.42	$1.15
Diluted, pro forma	$1.84	$1.36	$1.10

B. Restricted Stock Plan
      On April 29, 2005, a restricted stock plan was approved that provided for the issuance of non-vested Common Stock to certain eligible employees. The plan authorizes the issuance of shares up to an aggregate of 50,000 shares of Common Stock, of which a net of 15,500 were issued in the second quarter of 2005 with a fair value of $36.65 per share. The fair value of the non-vested shares was determined based on the market price of the Company’s shares on the date of grant. This stock award has a three-year cliff vesting period contingent on employment. Compensation expense related to this grant was $126,000 for the year ended December 31, 2005.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2005, 2004 and 2003
Comprehensive Income
      Comprehensive income is comprised of net income and other comprehensive income, which includes foreign currency translation adjustments and minimum employee benefit liability adjustments. Total comprehensive income was $11.2 million and $10.4 million for 2005 and 2004, respectively. Components of accumulated other comprehensive income at December 31, are as follows:

	2005	2004

	(In thousands)
Cumulative foreign currency translation adjustment	$475	$2,499
Minimum employee benefit liability adjustment	(474)	(475)

Accumulated other comprehensive income	$1	$2,024

      The $2,024,000 decrease in foreign currency translation adjustments was due primarily to the strengthening of the U.S. dollar versus the euro.
Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
      Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements and Notes to Consolidated Financial Statements to conform to the 2005 presentation.
Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123(R), which changed the accounting rules relating to equity compensation programs. On April 15, 2005, the Securities and Exchange Commission provided a phased-in implementation process for SFAS 123(R), which will be effective for the Company on January 1, 2006. Upon adoption, the Company will recognize expense in the financial statements at the time that an employee receives share-based awards, which includes stock options. As allowed by SFAS 123 and SFAS 148, the Company has elected to follow APB 25 in accounting for its stock option plans until the effective date of SFAS 123(R).
      Under APB 25’s intrinsic value method, no compensation cost for employee stock options is recognized. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will not have a material impact on the overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, it is believed that had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net earnings and earnings per share in the discussion of “Stock Option Plans” above. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net cash provided by operations and increase net financing cash flows in periods after adoption. While the Company cannot estimate what these amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2005, 2004 and 2003
recognized in prior periods for such tax deductions were $1.4 million, $0.9 million, and $0.6 million in 2005, 2004 and 2003, respectively.
Note 2  Common Stock
      Prior to December 1, 2005, the Board of Directors had authorized the repurchase of up to 1,200,000 shares of Common Stock. The purchase of Common Stock, prior to the discontinuation of this plan on November 30, 2005, was at the Company’s discretion, subject to prevailing financial and market conditions.
      The Company has Common Stock, and also a Common Shares Rights Agreement, which grants certain rights to existing holders of Common Stock. Subject to certain conditions, the rights are redeemable by the Company and are exchangeable for shares of Common Stock. The rights have no voting power and expire on May 26, 2008.
      Common Stock shares that could potentially dilute basic earnings per share in the future totaled 4,000 and 199,000 in 2005 and 2003, respectively. Such amounts represent stock options whose exercise price was greater than the average stock price for the respective periods.
Note 3  Affiliated Company
      In 2003, the Company sold its 15% interest in a Mexican company, Medidores Azteca, SA (Azteca) for the original cost of $75,000. During 2003, the Company sold $512,000 of product to Azteca.
Note 4  Short-term Debt and Credit Lines
      Short-term debt at December 31, 2005 and 2004 consisted of:

	2005	2004

	(In thousands)
Notes payable to banks	$4,602	$2,649
Commercial paper	4,245	14,890

Total short-term debt	$8,847	$17,539

      The Company has $39.7 million of short-term credit lines with domestic and foreign banks, which includes a $25.0 million line of credit that can also support the issuance of commercial paper. At December 31, 2005, $8.8 million was outstanding under these lines with a weighted-average interest rate on the outstanding balance of 4.23% and 2.79% at December 31, 2005 and 2004, respectively.
Note 5  Stock Option Plans
      As discussed in Note 1 “Summary of Significant Accounting Policies” under the heading “Stock Option Plans,” the Company has six stock option plans which provide for the issuance of options to key employees and directors of the Company or for which issued options are still outstanding. Each plan authorizes the issuance of options to purchase up to an aggregate of 400,000 shares of Common Stock, with vesting periods of up to ten years and maximum option terms of ten years. As of December 31, 2005, options to purchase 287,268 shares are available for grant.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2005, 2004 and 2003
      The following table summarizes the transactions of the Company’s stock option plans for the three-year period ended December 31, 2005:

		Weighted-average
	Number of shares	exercise price

Options outstanding — December 31, 2002	982,508	$12.12
Options granted	204,400	$14.26
Options exercised	(167,832)	$6.94
Options forfeited	(51,454)	$14.91

Options outstanding — December 31, 2003	967,622	$13.32
Options granted	25,400	$18.28
Options exercised	(179,806)	$10.84
Options forfeited	(4,720)	$16.23

Options outstanding — December 31, 2004	808,496	$14.01
Options granted	22,600	$38.35
Options exercised	(167,738)	$14.50
Options forfeited	(18,480)	$15.77

Options outstanding — December 31, 2005	644,878	$14.69

Price range $7.40 – $11.50 (weighted-average contractual life of 3.7 years)	220,478	$11.11
Price range $12.07 – $14.25 (weighted-average contractual life of 6.4 years)	260,040	$14.09
Price range $15.00 – $46.23 (weighted-average contractual life of 5.6 years)	164,360	$20.43

Exercisable options —
December 31, 2003	446,194	$13.03
December 31, 2004	454,439	$14.35
December 31, 2005	375,162	$14.10

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2005, 2004 and 2003
Note 6  Commitments and Contingencies

A. Commitments
      The Company leases equipment and facilities under non-cancelable operating leases, some of which contain renewal options. Total future minimum lease payments consisted of the following at December 31, 2005:

Total leases

(In thousands)
2006	$534
2007	388
2008	52
2009	16
2010 and thereafter	5

Total lease obligations	$995

      Total rental expense charged to operations under all operating leases was $1.5 million, $1.4 million and $1.7 million in 2005, 2004 and 2003, respectively.
      The Company makes commitments in the normal course of business. At December 31, 2005, the Company had various contractual obligations, including facility construction contracts, royalty commitments, minimum product purchases, other distribution rights, and research and development commitments, that totaled $5.5 million, of which $4.2 million is due in 2006 and the remainder due from 2007 through 2010.

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
      The Company is a defendant in numerous multi-party asbestos lawsuits pending in various states. These lawsuits assert claims alleging that certain industrial products were manufactured by the defendants and were the cause of injury and harm. The Company is vigorously defending itself against these alleged claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.
      The Company has evaluated its worldwide operations to determine if any risks and uncertainties exist that could severely impact its operations in the near term. The Company does not believe that there are any significant near-term risks. However, the Company does rely on single suppliers for certain castings and components in several of its product lines. Although alternate sources of supply exist for these items, loss of certain suppliers could temporarily disrupt operations in the short term. The Company attempts to mitigate these risks by working closely with key suppliers, purchasing minimal amounts from alternative suppliers and by purchasing business interruption insurance where appropriate.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2005, 2004 and 2003
      The Company reevaluates its exposures on a periodic basis and makes adjustments to reserves as appropriate.

Note 7	Employee Benefit Plans

A.	Pension Plans
      The Company maintains a non-contributory defined benefit pension plan for certain employees. The following table sets forth the components of net periodic pension cost for the years ended December 31, 2005, 2004 and 2003 based on a September 30 measurement date:

	2005	2004	2003

	(In thousands)
Service cost — benefits earned during the year	$1,827	$1,626	$1,577
Interest cost on projected benefit obligations	2,501	2,510	2,630
Expected return on plan assets	(3,640)	(3,709)	(3,963)
Amortization of prior service cost	(115)	(136)	(136)
Amortization of net loss	990	656	408

Net periodic pension cost	$1,563	$947	$516

      Actuarial assumptions used in the determination of the net periodic pension cost were:

	2005	2004	2003

Discount rate	5.25%	6.5%	7.0%
Expected long-term return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	5.0%	5.0%	5.0%

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2005, 2004 and 2003
      The following table provides a reconciliation of benefit obligations, plan assets and funded status based on a September 30 measurement date:

	2005	2004

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of plan year	$43,089	$40,568
Service cost	1,827	1,626
Interest cost	2,501	2,510
Plan amendments	841	—
Actuarial loss	2,607	2,499
Benefits paid	(3,588)	(4,114)

Projected benefit obligation at September 30	$47,277	$43,089

Change in plan assets:
Fair value of plan assets at beginning of plan year	$42,859	$40,996
Actual return on plan assets	4,956	3,977
Company contribution	2,000	2,000
Benefits paid	(3,588)	(4,114)

Fair value of plan assets at September 30	$46,227	$42,859

Reconciliation:
Funded status at September 30	$(1,050)	$(230)
Unrecognized prior service cost	(128)	(1,084)
Unrecognized net actuarial loss	18,904	18,604

Prepaid pension asset at September 30 and December 31	$17,726	$17,290

      Actuarial assumptions used in the determination of the benefit obligation of the above data were:

	2005	2004

Discount rate	5.25%	6.0%
Rate of compensation increase	5.0%	5.0%
      The fair value of the pension plan assets was $46.5 million at December 31, 2005 and $45.7 million at December 31, 2004. The variation in the fair value of the assets between September and December of each year is primarily from the change in the market value of the underlying investments. Estimated future benefit payments expected to be paid in each of the next five years beginning with 2006 are $3.9 million, $3.8 million, $3.9 million, $4.4 million and $3.8 million with an aggregate of $20.9 million for the five years thereafter. The Company does not expect to contribute funds to its pension plan in 2006.
      The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of short- and long-term plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across various stocks, as well as growth, value,

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2005, 2004 and 2003
and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The Company’s pension plan weighted-average asset allocations by asset category at December 31 are as follows:

	2005	2004

Stocks	63%	60%
Fixed income funds	32	32
Cash and cash equivalents	5	8

Total	100%	100%

      The pension plan has a separately determined accumulated benefit obligation that is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation in that it includes no assumption about future compensation levels. The accumulated benefit obligation was $46.2 million and $42.4 million at September 30, 2005 and 2004, respectively.
      The Company also maintains supplemental non-qualified unfunded pension plans for certain officers and other key employees. In both 2005 and 2004, the Company recorded an additional minimum liability to recognize the difference between amounts originally recorded and the accumulated benefit obligation as of the September 30 measurement date. An adjustment was recorded in other comprehensive income (loss), net of the tax effect, for $1,000 and $27,000 in 2005 and 2004, respectively. Pension expense for these plans was $412,000, $391,000 and $429,000 for years ended 2005, 2004 and 2003, respectively, and the amount accrued was $2.1 million and $2.4 million as of the end of 2005 and 2004.

B.	Other Postretirement Benefits
      The Company has certain postretirement plans that provide medical benefits for certain retirees and eligible dependents. The following table sets forth the components of net periodic postretirement benefit cost for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

	(In thousands)
Service cost, benefits attributed for service of active employees for the period	$183	$167	$104
Interest cost on the accumulated postretirement benefit obligation	437	474	501
Amortization of prior service credit	(173)	(173)	(173)
Recognized net actuarial loss	181	155	119

Net periodic postretirement benefit cost	$628	$623	$551

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2005, 2004 and 2003
      The discount rate used to measure the net periodic postretirement benefit cost was 6.0% for 2005, 6.5% for 2004 and 7.0% for 2003. It is the Company’s policy to fund health care benefits on a cash basis. Because the plans are unfunded, there are no plan assets. The following table provides a reconciliation of the benefit obligation at the Company’s December 31 measurement date.

	2005	2004

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$7,037	$7,453
Service cost	183	167
Interest cost	437	474
Amendments	1,505	—
Actuarial loss	1,745	144
Plan participants contributions	347	248
Benefits paid	(1,510)	(1,449)

Projected benefit obligation and unfunded status at December 31	9,744	7,037
Unrecognized prior service credit	(1,495)	182
Unrecognized net actuarial loss	(4,294)	(2,729)

Accrued non-pension postretirement benefit liability	$3,955	$4,490

      The discount rate used to measure the accumulated postretirement benefit obligation was 5.25% for 2005 and 6.0% for 2004. Because the plan requires the Company to establish fixed Company contribution amounts for retiree health care benefits, future health care cost trends do not generally impact the Company’s accruals or provisions.
      Estimated future benefit payments of postretirement benefits, assuming more cost sharing, expected to be paid in each of the next five years beginning with 2006 are $1.0 million, $1.0 million, $0.9 million, $0.9 million and $0.8 million with an aggregate of $3.6 million for the five years thereafter. These amounts can vary significantly from year to year because the cost sharing estimates can vary from actual expenses as the Company is self-insured.

C.	Badger Meter Employee Savings and Stock Ownership Plan
      The Badger Meter Employee Savings and Stock Ownership Plan (the “ESSOP”) has used proceeds from loans, guaranteed by the Company, to purchase Common Stock of the Company from shares held in treasury. The Company is obligated to contribute sufficient cash to the ESSOP to enable it to repay the loan principal and interest. The principal amount of the loan was $915,000 as of December 31, 2005 and $1,065,000 as of December 31, 2004. This principal amount has been recorded as long-term debt and a like amount of unearned compensation has been recorded as a reduction of shareholders’ equity in the accompanying Consolidated Balance Sheets.
      The Company made principal payments of $150,000, $220,000 and $250,000 in 2005, 2004 and 2003, respectively. The associated commitments released shares of Common Stock (14,588 in 2005 for the 2004 obligation, 21,396 in 2004 for the 2003 obligation, and 24,314 in 2003 for the 2002 obligation) for allocation to participants in the ESSOP. The ESSOP held unreleased shares of 88,990, 103,578 and 124,974 as of December 31, 2005, 2004 and 2003, respectively, with a fair value of $3.5 million, $3.1 million and $2.4 million as of December 31, 2005, 2004 and 2003, respectively. Unreleased shares are not considered outstanding for purposes of computing earnings per share.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2005, 2004 and 2003
      The ESSOP includes a voluntary 401(k) savings plan that allows certain employees to defer up to 20% of their income on a pretax basis subject to limits on maximum amounts. The Company matches 25% of each employee’s contribution, with the match percentage applying to a maximum of 7% of the employee’s salary. The match is paid using Company stock released through the ESSOP loan payments. For ESSOP shares purchased prior to 1993, compensation expense is recognized based on the original purchase price of the shares released and dividends on unreleased shares are charged to retained earnings. For shares purchased after 1992, expense is based on the market value of the shares on the date released and dividends on unreleased shares are accounted for as additional interest expense. At December 31, 2005, the Company intends to contribute $120,000 to the ESSOP in 2006 to be used to pay down the existing loan. This commitment releases shares to satisfy the 401(k) match for 2005. Compensation expense of $221,000, $225,000 and $231,000 was recognized for the match for 2005, 2004 and 2003, respectively.
Note 8  Income Taxes
      Details of earnings before income taxes and the related provision for income taxes are as follows:

	2005	2004	2003

	(In thousands)
Earnings (loss) before income taxes:
Domestic	$24,263	$20,174	$16,058
Foreign	(1,465)	(2,194)	(2,707)

Total	$22,798	$17,980	$13,351

Provision for income taxes:
Current:
Federal	$8,100	$5,187	$4,855
State	1,397	1,418	622
Foreign	326	259	(26)
Deferred:
Federal	(199)	1,258	118
State	(194)	245	80
Foreign	115	(20)	125

Total	$9,545	$8,347	$5,774

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2005, 2004 and 2003
      The provision for income tax differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate in each year due to the following items:

	2005	2004	2003

	(In thousands)
Provision at statutory rate	$7,979	$6,293	$4,539
State income taxes, net of federal tax benefit	782	1,081	463
Foreign income taxes	29	116	404
Valuation allowance	970	821	615
Other	(215)	36	(247)

Actual provision	$9,545	$8,347	$5,774

      The components of the net deferred taxes as of December 31 were as follows (in thousands):

	2005	2004

Deferred tax assets:
Receivables	$277	$351
Inventories	705	903
Accrued compensation	773	829
Payables	1,285	1,282
Non-pension postretirement benefits	1,526	1,776
Accrued employee benefits	2,201	2,337
Net operating loss and tax credit carryforwards	3,324	3,233
Other	137	—
Valuation reserve	(3,512)	(2,392)

Total deferred tax assets	6,716	8,319

Deferred tax liabilities:
Depreciation	3,057	4,397
Prepaid pension	6,811	6,806
Other	—	546

Total deferred tax liabilities	9,868	11,749

Net deferred tax liabilities	$(3,152)	$(3,430)

      The valuation reserve relates primarily to net operating loss carryforwards in certain foreign entities where there is uncertainty regarding the realization of the deferred tax benefit through future earnings. At December 31, 2005, the Company had foreign net operating loss carryforwards at certain European subsidiaries totaling $9.8 million, of which $9.0 million relates to the subsidiary in France. The carryforwards have unlimited carryforward periods, which can be used to offset future taxable income from these subsidiaries.
      No provision for federal income taxes was made on the earnings of foreign subsidiaries that are considered permanently invested or that would be offset by foreign tax credits upon distribution. Such undistributed earnings at December 31, 2005 were $2.2 million.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2005, 2004 and 2003
Note 9  Long Term Debt and Fair Value of Financial Instruments
      Long-term debt consists of the following:

	2005	2004

	(In thousands)
ESSOP debt (Note 7C)	$915	$1,065
Capital lease	—	17
Term loans	21,876	19,085

Total debt	22,791	20,167
Less: current maturities	(7,431)	(5,348)

Long-term debt	$15,360	$14,819

      Interest on the ESSOP debt may be charged at either prime rate or at LIBOR plus 1.5%. As of December 31, 2005, the LIBOR-based loan had an interest rate of 5.66%. The terms of the loan allow variable payments of principal with the final principal and interest payment due April 30, 2008. The interest expense on the ESSOP debt was $21,000, $23,000 and $27,000, which was net of dividends on unallocated ESSOP shares of $30,000, $34,000 and $39,000 for 2005, 2004 and 2003, respectively.
      The Company has a three-year term loan with an original amount of $16 million that bears interest at 4.81% with a remaining annual principal payment of $5.6 million in 2006. In addition, the Company secured a 10 million euro-based (U.S. dollar equivalent of $11.8 million at December 31, 2005) revolving loan facility that bears interest at 3.79% and expires in April 2007. Borrowings under this revolving loan facility were $7.6 million and $8.2 million at December 31, 2005 and 2004, respectively.
      In May 2005, the Company obtained an additional long-term, unsecured loan to replace existing short-term debt. The Company secured a $10 million, five-year term loan that bears interest at 5.59% with remaining annual principal payments for the subsequent five years of $1.8 million, $1.9 million, $2.1 million, $2.2 million and $1.0 million.
      Cash, receivables and payables are reflected in the financial statements at fair value. Short-term debt is comprised of notes payable drawn against the Company’s lines of credit and commercial paper. Because of the short-term nature of these instruments, the carrying value approximates the fair value. The three-year term loan with $5.6 million outstanding has a carrying value that approximates fair value at December 31, 2005 based on quoted market rates. The five-year term loan with $9.0 million outstanding has an estimated fair value of $8.9 million at December 31, 2005 based on quoted market rates. The $7.3 million outstanding under the euro-based revolving loan facility was renewed at December 31, 2005 at current interest rates and therefore carrying value approximates fair market value.
      The Company guarantees the debt of the Badger Meter Officers’ Voting Trust (BMOVT), from which the BMOVT obtained loans from a bank on behalf of the officers of the Company in order to purchase shares of the Company’s Common Stock. The officers’ loan amounts are collateralized by the Company’s shares that were purchased with the loans’ proceeds. There have been no loans made to officers by the BMOVT since July 2002. The Company has guaranteed $1.1 million and $1.6 million of the BMOVT’s debt at December 31, 2005 and December 31, 2004, respectively. The current loan matures in April 2006, at which time it is expected to be renewed. The fair market value of this guarantee at December 31, 2005 continues to be insignificant because the collateral value of the shares exceeds the loan amount. It is the Company’s intention to eliminate the BMOVT by December 31, 2010, because it no longer fulfills its original purpose of providing officers with loans to purchase Common Stock.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2005, 2004 and 2003
Note 10 Industry Segment and Geographic Areas
      The Company is a marketer and manufacturer of flow measurement and control instruments, which comprise one reportable segment. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes, customers and methods of distribution.
      Information regarding revenues by geographic area is as follows:

	2005	2004	2003

	(In thousands)
Revenues:
United States	$185,015	$170,878	$152,818
Foreign:
Europe	$19,796	$25,408	$23,564
Mexico	$4,220	$4,228	$3,262
Other	$7,623	$4,496	$4,345
      Information regarding assets by geographic area is as follows:

	2005	2004

	(In thousands)
Long-lived assets (all non-current assets):
United States	$56,616	$54,595
Foreign:
Europe	$13,611	$14,638
Mexico	$3,076	$2,346
Total assets:
United States	$110,007	$103,991
Foreign:
Europe	$31,139	$35,350
Mexico	$4,721	$3,620

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2005, 2004 and 2003

Note 11	Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends

	Quarter ended

	March 31	June 30	September 30	December 31

	(In thousands except per share data)
2005
Net sales	$54,432	$57,432	$54,194	$50,596
Gross margin	$18,962	$20,099	$18,567	$16,234
Net earnings	$3,556	$4,159	$3,811	$1,727
Earnings per share:
Basic	$0.53	$0.62	$0.56	$0.25
Diluted	$0.51	$0.59	$0.54	$0.24
Dividends declared	$0.14	$0.14	$0.15	$0.15
Stock price:
High	$32.25	$41.95	$51.25	$44.91
Low	$29.70	$33.65	$43.50	$41.49
Quarter-end close	$26.50	$41.30	$39.34	$39.24
2004
Net sales	$49,602	$53,550	$53,340	$48,518
Gross margin	$16,626	$16,981	$17,903	$15,968
Net earnings	$2,450	$2,977	$3,389	$817
Earnings per share:
Basic	$0.37	$0.46	$0.51	$0.12
Diluted	$0.36	$0.44	$0.50	$0.12
Dividends declared	$0.13	$0.14	$0.14	$0.14
Stock price:
High	$19.25	$23.25	$22.85	$31.99
Low	$17.06	$18.63	$22.38	$22.63
Quarter-end close	$18.63	$22.13	$22.83	$29.96
      Certain adjustments relating to the Company’s French subsidiary, primarily related to inventory valuation and asset valuation reserves, were recorded in the fourth quarter of 2005. These adjustments resulted in lower fourth quarter diluted net earnings per share of approximately $0.10 and were deemed to be immaterial with respect to the impact on prior quarters.
      The Company’s Common Stock is listed on the American Stock Exchange under the symbol BMI. Earnings per share is computed independently for each quarter. As such, the annual per share amount may not equal the sum of the quarterly amounts due to rounding. The Company currently anticipates continuing to pay cash dividends. Shareholders of record as of December 31, 2005 and 2004 totaled 590 and 560, respectively, for Common Stock. Voting trusts are counted as single shareholders for this purpose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2005. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of the end of the year ended December 31, 2005 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.
Changes in Internal Controls over Financial Reporting
      There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
      The report of management required under this Item 9A. is contained in Item 8 of this 2005 Annual Report on Form 10-K under the heading “Management’s Annual Report on Internal Control over Financial Reporting.”
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
      The attestation report required under this Item 9A. is contained in Item 8 of this 2005 Annual Report of Form 10-K under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

ITEM 9B.	OTHER INFORMATION
      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information required by this Item with respect to directors is included under the headings “Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2006, and is incorporated herein by reference.
      Information concerning the executive officers of the Company is included in Part I of this Form 10-K.
      The Company has adopted the Badger Meter, Inc. Code of Conduct for Financial Executives that applies to the Company’s Chairman, President and Chief Executive Officer, the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer and other persons performing similar functions. A copy of the Badger Meter, Inc. Code of Conduct for Financial Executives is posted on the Company’s website at www.badgermeter.com. The Badger Meter, Inc. Code of Conduct for Financial Executives is also available in print to any shareholder who requests it in writing from the Secretary of the Company. The Company satisfies the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Badger Meter, Inc. Code of Conduct for Financial Executives by posting such information on the Company’s website at www.badgermeter.com.
      The Company is not including the information contained on its website as part of, or incorporating it by reference into, this annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
      Information required by this Item is included under the headings “Nomination and Election of Directors — Director Compensation” and “Executive Compensation” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2006, and is incorporated herein by reference; provided, however, that the subsection entitled “Corporate Governance Committee Report on Executive Compensation” shall not be deemed to be incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      Information required by this Item is included under the heading “Stock Ownership of Management and Others” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2006, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information required by this Item is included under the headings “Corporate Governance Committee Interlocks and Insider Participation” and “Certain Transactions” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2006, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Information required by this Item is included under the heading “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2006, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.	Financial Statements. See the financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2005 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Shareholders’ Equity.”

2.	Financial Statement Schedules. Financial statement schedules are omitted because the information required in these schedules is included in the Notes to Consolidated Financial Statements.

3.	Exhibits. See the Exhibit Index included in this Form 10-K that is incorporated herein by reference.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.
Dated: March 6, 2006

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

/s/ Beverly L.P. Smiley _______________________________________ Beverly L.P. Smiley Vice President — Controller

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Richard A. Meeusen Richard A. Meeusen Chairman, President and Chief Executive Officer and Director March 6, 2006	/s/ Ulice Payne, Jr. Ulice Payne, Jr. Director March 6, 2006

/s/ Ronald H. Dix Ronald H. Dix Director March 6, 2006	/s/ Andrew J. Policano Andrew J. Policano Director March 6, 2006

/s/ Thomas J. Fischer Thomas J. Fischer Director March 6, 2006	/s/ Steven J. Smith Steven J. Smith Director March 6, 2006

/s/ Kenneth P. Manning Kenneth P. Manning Director March 6, 2006	/s/ John J. Stollenwerk John J. Stollenwerk Director March 6, 2006

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

(3.0)	Restated Articles of Incorporation effective September 30, 1999.
[Incorporated by reference from Exhibit (3.0) (i) to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999].

(3.1)	Restated By-Laws as amended February 14, 2003.
[Incorporated by reference from Exhibit (3.1) to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002].

(4.0)	Loan Agreement dated May 1, 2005 between the Registrant and the M&I Marshall & Ilsley Bank relating to the Registrant’s revolving credit loan.

(4.1)	Loan Agreement between Bank One, N.A. and the Badger Meter Employee Savings and Stock Ownership Plan and Trust, dated June 20, 2003.
[Incorporated by reference from Exhibit (4) to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003].

(4.2)	Rights Agreement, dated May 26, 1998, between the Registrant and Firstar Trust Company.
[Incorporated by reference to Exhibit (4.1) to the Registrant’s Registration Statement on Form 8-A (Commission File No. 1-6706)].

(4.3)	Agreement of Substitution and Amendment of Common Shares Rights Agreement, dated August 16, 2002, between the Registrant and American Stock Transfer and Trust Company.
[Incorporated by reference to Exhibit (4.2) to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-102057)].

(4.4)	Loan Agreement dated December 29, 2003 between the Registrant and the M&I Marshall & Ilsley Bank relating to the Registrant’s business note.
[Incorporated by reference from Exhibit (4.4) to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003].

(4.5)	Loan Agreement dated December 29, 2003 between the Registrant and the M&I Marshall & Ilsley Bank relating to the Registrant’s euro note.
[Incorporated by reference from Exhibit (4.5) to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003].

(4.6)	Note Modification Agreement and Amendment to Loan Agreement dated June 20, 2003 between Bank One, N.A. and the Badger Meter Employee Savings and Stock Ownership Plan and Trust, dated June 17, 2004.
[Incorporated by reference from Exhibit (4.6) to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2004].

(4.7)	Note Modification Agreement and Amendment to Loan Agreement dated June 20, 2003 between JPMorgan Chase Bank, N.A. and the Badger Meter Employee Savings and Stock Ownership Plan and Trust, dated April 18, 2005.
[Incorporated by reference from Exhibit (4.1) to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005].

(4.8)	Loan Agreement dated May 20, 2005 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter, Inc.’s business note.
[Incorporated by reference from Exhibit (4.2) to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005].

EXHIBIT INDEX (CONTINUED)

EXHIBIT NO.	EXHIBIT DESCRIPTION

(9.1)	Badger Meter Officers’ Voting Trust Agreement dated December 18, 1991.
[Incorporated by reference from Exhibit (9.1) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991].

(10.1)*	Badger Meter, Inc. 1989 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 33-27650)].

(10.2)*	Badger Meter, Inc. 1993 Stock Option Plan.
[Incorporated by reference from Exhibit (4.3) to the Registrant’s Form S-8 Registration Statement (Registration No. 33-65618)].

(10.3)*	Badger Meter, Inc. 1995 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 33-62239)].

(10.4)*	Badger Meter, Inc. 1997 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 333-28617)].

(10.5)*	Badger Meter, Inc. Deferred Compensation Plan.
[Incorporated by reference from Exhibit (10.5) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993].

(10.6)	Badger Meter, Inc. Employee Savings and Stock Ownership Plan.
[Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 33-62241)].

(10.7)*	Long-Term Incentive Plan.
[Incorporated by reference from Exhibit (10.6) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995].

(10.8)*	Badger Meter, Inc. Supplemental Non-Qualified Unfunded Pension Plan.
[Incorporated by reference from Exhibit (10.7) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995].

(10.9)*	Forms of the Key Executive Employment and Severance Agreements between Badger Meter, Inc. and the applicable executive officers.
[Incorporated by reference from Exhibit (10.0) to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999].

(10.10)*	Badger Meter, Inc. 1999 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 333-73228)].

(10.11)*	Badger Meter, Inc. Amendment to Deferred Compensation Plan.
[Incorporated by reference from Exhibit (10.11) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000].

(10.12)*	Badger Meter, Inc. 2002 Director Stock Grant Plan.
[Incorporated by reference from Exhibit (10.0) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002].

EXHIBIT INDEX (CONTINUED)

EXHIBIT NO.	EXHIBIT DESCRIPTION

(10.13)*	Badger Meter, Inc. 2003 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 333-107850)].

(10.14)*	Badger Meter, Inc. 2005 Restricted Stock Plan.
[Incorporated by reference to Appendix A to Badger Meter, Inc.’s Proxy statement for the Annual Meeting of Shareholders on April 29, 2005].

(10.15)*	Form of Restricted Stock Award Agreement under Badger Meter, Inc. 2005 Restricted Stock Plan.
[Incorporated by reference from Badger Meter, Inc.’s Report on Form 8-K dated May 5, 2005].

(10.16)*	2005 Director Compensation Summary.
[Incorporated by reference from Badger Meter, Inc.’s Report on Form 8-K dated May 5, 2005].

(10.17)*	Badger Meter, Inc. Executive Supplemental Plan for Key Employees, dated January 1, 2005.
[Incorporated by reference from Badger Meter, Inc.’s Report on Form 8-K dated November 11, 2005].

(21.0)	Subsidiaries of the Registrant.

(23.0)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.0)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.0)	Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2006. To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12, 13 and 14 of this Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report.

*	A management contract or compensatory plan or arrangement.