Form 10-Q
period 2006-03-31
BADGER METER INC
filed 2006-04-26
CIK 9092

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                  for the quarterly period ended MARCH 31, 2006

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

                                                                  Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes [ ] No [X]

     As of April 20, 2006, there were 6,944,221 shares of Common Stock outstanding with a par value of $1.00 per share.

                               BADGER METER, INC.

          QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED MARCH 31, 2006

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I. Financial Information:

   Item 1 Financial Statements:

          Consolidated Condensed Balance Sheets--
          March 31, 2006 and December 31, 2005                              4

          Consolidated Condensed Statements of Operations--
          Three Months Ended March 31, 2006 and 2005                        5

          Consolidated Condensed Statements of Cash Flows--
          Three Months Ended March 31, 2006 and 2005                        6

          Notes to Unaudited Consolidated Condensed Financial
          Statements                                                        7

   Item 2 Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              12

   Item 3 Quantitative and Qualitative Disclosures about Market Risk       15

   Item 4 Controls and Procedures                                          15

Part II. Other Information:

   Item 6 Exhibits                                                         15

Signatures                                                                 16

Exhibit Index                                                              17

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

          Certain statements contained in this Form 10-Q, as well as other information provided from time to time by the Company or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words "anticipate," "believe," "estimate," "expect," "think," "should" and "objective" or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company's then current views and assumptions and involve risks and uncertainties that include, among other things:

     - the continued shift in the Company's business from lower cost, local read meters toward more expensive, value-added automatic meter reading
          (AMR) systems;

     - the success or failure of newer Company products, including the Orion(R) radio frequency mobile AMR system, the absolute digital encoder (ADE(TM)) and the Galaxy(R) fixed network AMR system;

     - changes in competitive pricing and bids in both the domestic and foreign marketplaces, and particularly in continued intense price competition on government bid contracts for lower cost, local read meters;

     -    the actions (or lack thereof) of the Company's competitors;

     - changes in the Company's relationships with its alliance partners, primarily its alliance partners that provide AMR connectivity solutions, and particularly those that sell products that do or may compete with the Company's products;

     - changes in the general health of the United States and foreign economies, including housing starts in the United States and overall industrial activity;

     - increases in the cost and/or availability of needed raw materials and parts, including recent increases in the cost of brass housings as a result of increases in the commodity prices for copper and zinc at the supplier level and resin as a result of increases in petroleum and natural gas prices;

     - the ability to improve operating results for foreign markets that have experienced historical losses;

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                               BADGER METER, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            March 31,    December 31,
                                                               2006          2005
                                                           -----------   ------------
                                                           (Unaudited)
                                                                 (In thousands)
ASSETS
Current assets:
   Cash                                                     $   5,770     $   4,403
   Receivables                                                 34,919        30,450
   Inventories:
      Finished goods                                           10,975        11,875
      Work in process                                           9,246         9,048
      Raw materials                                            12,715        11,047
                                                            ---------     ---------
         Total inventories                                     32,936        31,970
   Prepaid expenses                                             3,122         2,309
   Deferred income taxes                                        3,445         3,432
                                                            ---------     ---------
         Total current assets                                  80,192        72,564
Property, plant and equipment, at cost                        111,700       109,810
   Less accumulated depreciation                              (67,382)      (65,940)
                                                            ---------     ---------
      Net property, plant and equipment                        44,318        43,870
Intangible assets, at cost less accumulated amortization        1,140         1,026
Prepaid pension                                                17,274        17,726
Other assets                                                    4,120         4,101
Goodwill                                                        6,667         6,580
                                                            ---------     ---------
Total assets                                                $ 153,711     $ 145,867
                                                            =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                          $   9,585     $   8,847
   Current portion of long-term debt                            6,083         7,431
   Payables                                                    15,001        11,484
   Accrued compensation and employee benefits                   4,633         6,436
   Warranty and after-sale costs                                3,572         3,610
   Income and other taxes                                       2,997         1,778
                                                            ---------     ---------
         Total current liabilities                             41,871        39,586
Other long term liabilities                                       615           634
Deferred income taxes                                           6,589         6,584
Accrued non-pension postretirement benefits                     4,057         3,955
Other accrued employee benefits                                 6,517         6,332
Long-term debt                                                 15,675        15,360
Commitments and contingencies
Shareholders' equity:
   Common stock                                                10,149        10,056
   Capital in excess of par value                              24,273        23,376
   Reinvested earnings                                         77,454        74,258
   Accumulated other comprehensive income                         217             1
   Less: Employee benefit stock and nonvested stock              (795)       (1,357)
         Treasury stock, at cost                              (32,911)      (32,918)
                                                            ---------     ---------
         Total shareholders' equity                            78,387        73,416
                                                            ---------     ---------
Total liabilities and shareholders' equity                  $ 153,711     $ 145,867
                                                            =========     =========

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   Three Months Ended
                                       March 31,
                                      (Unaudited)
                                -----------------------
                                   2006         2005
                                ----------   ----------
                                  (In thousands except
                                  share and per share
                                        amounts)
Net sales                       $   61,036   $   54,432
Cost of sales                       39,924       35,077
                                ----------   ----------
Gross margin                        21,112       19,355
Selling, engineering and
   administration                   13,429       12,869
                                ----------   ----------
Operating earnings                   7,683        6,486
Interest expense                       389          458
                                ----------   ----------
Earnings before income taxes         7,294        6,028
Provision for income taxes           3,063        2,472
                                ----------   ----------
Net earnings                    $    4,231   $    3,556
                                ==========   ==========
Per share amounts:
   Earnings per share:
      Basic                     $      .62   $      .53
      Diluted                   $      .59   $      .51
   Dividends declared:          $      .15   $      .14
Shares used in computation of
   earnings per share:
   Basic                         6,845,164    6,701,667
   Impact of stock-based
      compensation                 306,115      239,009
                                ----------   ----------
   Diluted                       7,151,279    6,940,676
                                ==========   ==========

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                  Three Months Ended
                                                       March 31,
                                                      (Unaudited)
                                                    (In thousands)
                                                  ------------------
                                                    2006      2005
                                                  -------   --------
Operating activities:
   Net earnings                                   $ 4,231   $ 3,556
   Adjustments to reconcile net
      earnings to net cash provided
      by (used for) operations:
         Depreciation                               1,751     1,753
         Amortization                                 128        59
         Tax benefit on stock options                  --       239
         Deferred income taxes                         (6)      (27)
         Noncurrent employee benefits               1,702     1,040
         Changes in:
            Receivables                            (4,341)   (5,520)
            Inventories                              (836)      414
            Prepaid expenses                         (818)   (1,004)
            Current liabilities other than debt       872     3,243
                                                  -------   -------
   Total adjustments                               (1,548)      197
                                                  -------   -------
Net cash provided by operations                     2,683     3,753
                                                  -------   -------
Investing activities:
   Property, plant and equipment                   (2,033)   (1,167)
   Other - net                                       (221)     (231)
                                                  -------   -------
Net cash used for investing activities             (2,254)   (1,398)
                                                  -------   -------

Financing activities:
   Net increase in short-term debt                    619     1,001
   Repayments of long-term debt                    (1,033)   (3,138)
   Dividends paid                                  (1,035)     (938)
   Proceeds from exercise of stock options          1,248       607
   Excess tax benefit from share-based payments     1,241        --
   Treasury stock purchases                            --      (632)
   Issuance of treasury stock                          37       232
                                                  -------   -------
Net cash provided by (used for)
   financing activities                             1,077    (2,868)
                                                  -------   -------
Effect of foreign exchange rates on cash             (139)       54
                                                  -------   -------
Increase (decrease) in cash                         1,367      (459)
Cash - beginning of period                          4,403     2,834
                                                  -------   -------
Cash - end of period                              $ 5,770   $ 2,375
                                                  =======   =======

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated condensed financial position at March 31, 2006, results of operations for the three-month periods ended March 31, 2006 and 2005, and cash flows for the three-month periods ended March 31, 2006 and 2005. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Certain reclassifications have been made to the 2005 consolidated condensed financial statements to conform to the 2006 presentation.

2. The consolidated condensed balance sheet at December 31, 2005 was derived from amounts included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Refer to the footnotes to the financial statements included in that report for a description of the Company's accounting policies and for additional details of the Company's financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.

     GOODWILL Goodwill increased from $6.6 million at December 31, 2005 to $6.7 million at March 31, 2006 as a result of translation adjustments for goodwill denominated in foreign currencies.

     WARRANTY AND AFTER-SALE COSTS The Company estimates and records provisions for warranties and other after-sale costs in the period the sale is reported. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company's warranty and after-sale costs reserve for the three-month periods ended March 31, 2006 and 2005 are as follows:

                 Balance at   Net additions               Balance
                  beginning     charged to      Costs       at
(In thousands)     of year       earnings     incurred   March 31
                 ----------   -------------   --------   --------
2006               $3,610          $493        $(531)     $3,572
2005               $3,817          $386        $(473)     $3,730

     STOCK-BASED COMPENSATION PLANS At March 31, 2006, the Company has two types of stock-based employee compensation plans, which are described more fully in Note 1 "Summary of Significant Accounting Policies" under the heading "Stock-Based Compensation Plans" and Note 5 "Stock Option Plans" in the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company's 2005 Annual Report on Form 10-K.

     The Company recognizes the cost of share-based awards for the two types of stock-based employee compensation plans on a straight-line basis over the vesting period of the awards. Total stock compensation expense recognized by the Company for the three month periods ended March 31, 2006 and 2005 was $218,000 and $32,000, respectively.

     Stock Options:

     The Company has six stock option plans which provide for the issuance of options to key employees and directors of the Company. Each plan authorizes the issuance of options to purchase up to an aggregate of 400,000 shares of Common Stock, with vesting periods of up to ten years and maximum option terms of ten years. As of March 31, 2006, options to purchase 287,268 shares remain available for grant under four of these plans.

     Prior to January 1, 2006, the Company accounted for stock compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." No stock-based employee compensation cost was recognized for stock option awards in the Consolidated Statements of Operations for the periods prior to January 1, 2006 as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) (SFAS 123(R)), "Share-Based Payment," using the modified-prospective-transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). There were no stock option grants made in the first quarter of 2006. The Company estimated the fair value of its option awards granted prior to January 1, 2006 using the Black-Scholes option-pricing formula, and will continue to use this model. Results for prior periods have not been restated.

     As a result of adopting SFAS 123(R) on January 1, 2006, the Company's earnings before income taxes and net earnings for the three month period ended March 31, 2006 were $107,000 and $78,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

     Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Condensed Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

     The following table illustrates the effects on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock option plans during the three months ended March 31, 2005. These pro forma calculations only include the effects of stock-based compensation granted since January 1, 1995. The value of the options is amortized to expense on a straight-line basis over their vesting periods and forfeitures are recognized as they occur.

                                                Three months ended
(In thousands except per share amounts)           March 31, 2005
                                                ------------------
Net earnings, as reported                             $3,556
Deduct: Incremental stock-based compensation
   determined under fair value based method
   for all awards since January 1, 1995,
   net of related tax effects                            (76)
                                                      ------
Pro forma net earnings                                $3,480
                                                      ======
Earnings per share:
   Basic, as reported                                 $  .53
   Basic, pro forma                                   $  .52
   Diluted, as reported                               $  .51
   Diluted, pro forma                                 $  .50

     The following table summarizes the stock option transactions for the three-month periods ended March 31:

                                                 2006                 2005
                                          ------------------   ------------------
                                                    Weighted             Weighted
                                                     average              average
                                                    exercise             exercise
(In thousands except per share amounts)   Options     price    Options     price
                                          -------   --------   -------   --------
Options outstanding at January 1            645      $14.69      809      $14.01
Options granted                              --          --       --          --
Options exercised                           (93)     $13.38      (50)     $12.15
Options forfeited/cancelled                  --          --       (1)     $15.57
                                            ---                  ---
Options outstanding at March 31             552      $14.91      758      $14.14
                                            ===                  ===
Exercisable at March 31                     326      $14.09      429      $14.52
                                            ===                  ===

     The following table summarizes the aggregate intrinsic value of the non-qualified stock option premium related to options outstanding, exercisable and exercised as of and for the periods ended March 31:

(In thousands)     2006      2005
                 -------   -------
Exercised        $ 3,309   $   605
Outstanding      $20,267   $10,872
Exercisable      $12,254   $ 5,981

     Stock options outstanding at March 31, 2006 are as follows (options in thousands):

                        Weighted              Weighted
                        average                average
                      contractual             exercise
Price Range               life      Options     price
-----------           -----------   -------   --------
$ 7.40 - $11.50               3.7       179     $11.35
$12.07 - $14.25               6.3       230     $14.10
$15.00 - $46.23               5.6       143     $20.65
                              ---       ---
Options outstanding           5.2       552     $14.91
                              ===       ===
Options exercisable           4.6       326     $14.09
                              ===       ===

     Nonvested Stock:

     Director Stock Grant Plan: Non-employee directors receive an annual award of 600 shares of Common Stock under the shareholder-approved 2002 Director Stock Grant Plan. The Company records compensation expense for this plan ratably over the annual service period beginning May 1. Director stock compensation expense recognized by the Company for the three-month periods ended March 31, 2006 and 2005 was $64,000 and $32,000, respectively. As of March 31, 2006, the unrecognized compensation cost related to the nonvested director stock award that is expected to be recognized over the remaining one month is estimated to be approximately $20,000.

     Restricted Stock: On April 28, 2005, a restricted stock plan was approved which provides for the issuance of nonvested Common Stock to certain eligible employees. The plan authorizes the issuance of up to an aggregate of 50,000 shares of Common Stock, of which a net of 15,500 were issued in the second quarter of 2005. This restricted stock award has a three-year cliff vesting period contingent on employment. There were no restricted stock grants made in the first quarter of 2006. Restricted stock compensation expense recognized by the Company for the three-month period ended March 31, 2006 was $47,000.

     The fair value of nonvested shares is determined based on the market price of the Company's shares on the grant date. As of January 1, 2006, 15,500 restricted shares were issued with a fair value of $36.65 per share, and there were no changes to these amounts during the period ended March 31, 2006. As of March 31, 2006, there was $394,000 of unrecognized compensation cost related to nonvested restricted stock that is expected to be recognized over a weighted average period of 2.08 years.

3. The Company maintains a non-contributory defined benefit pension plan for its domestic employees and a non-contributory postretirement plan that provides medical benefits for certain domestic retirees and eligible dependents. The following table sets forth the components of net periodic benefit cost for the three months ended March 31, 2006 and 2005 based on a September 30 measurement date:

                                                             Other
                                                        postretirement
                                     Pension benefits      benefits
                                     ----------------   --------------
(In thousands)                         2006    2005      2006   2005
                                      -----   -----      ----   ----
Service cost                          $ 485   $ 457      $ 56   $ 44
Interest cost                           595     625       122    125
Expected return on plan assets         (918)   (910)       --     --
Amortization of prior service cost      (28)    (29)       (9)   (45)
Amortization of net loss                318     248        59     40
                                      -----   -----      ----   ----
Net periodic benefit cost             $ 452   $ 391      $228   $164
                                      =====   =====      ====   ====

     The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it did not expect to contribute funds to its pension plan in 2006. While the Company believes that it will not be required to make a contribution in 2006, such belief is based upon the estimated return on assets as of the annual measurement date of September 30, 2006.

     The Company also disclosed in its financial statements for the year ended December 31, 2005 that it estimated it would pay $1.0 million in other postretirement benefits in 2006. As of March 31, 2006, $250,000 of such benefits were paid. The Company continues to believe that its estimated payments for the full year are reasonable. Note that the amount of benefits paid in calendar year 2006 will not impact the expense for postretirement benefits for the current year.

4. The Company guarantees the debt of the Badger Meter Officers' Voting Trust ("BMOVT"), from which the BMOVT obtained loans from a bank on behalf of the officers of the Company in order to purchase shares of the Company's Common Stock. The officers' loan amounts are collateralized by the Company's shares that were purchased with the loans' proceeds. There have been no loans made to officers by the BMOVT since July 2002. The Company has guaranteed $0.8 million and $1.1 million of the BMOVT's debt at March 31, 2006 and December 31, 2005, respectively. The current loan matures in April 2006, at which time it is expected to be renewed. The fair market value of this guarantee at March 31, 2006 continues to be insignificant because the collateral value of the shares exceeds the loan amount. It is the Company's intention to eliminate the BMOVT by December 31, 2010, because it no longer fulfills its original purpose of providing officers with loans to purchase Common Stock. The Company has no other off-balance sheet arrangements.

     The Company guarantees the outstanding debt of the Badger Meter Employee Savings and Stock Ownership Plan that is recorded in long-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders' equity. The loan amount is collateralized by shares of the Company's Common Stock. A payment of $120,000 in the first quarter of 2006 reduced the loan from $0.9 million at December 31, 2005 to $0.8 million at March 31, 2006.

5. Total comprehensive income was $4.4 million and $2.8 million for the three-month periods ended March 31, 2006 and 2005, respectively. Included in the three-month periods ended March 31, 2006 and 2005 was a $0.2 million gain and a $0.8 million loss, respectively, of other comprehensive income related to foreign currency translation adjustments.

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

     The Company is also a defendant in numerous multi-party asbestos lawsuits pending in various states. These lawsuits assert claims alleging that certain industrial products were manufactured by the defendants and were the cause of injury and harm. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

     The Company has evaluated its worldwide operations to determine whether any risks and uncertainties exist that could severely impact its operations in the near term. The Company does not believe that there are any significant risks. However, the Company relies on single suppliers for certain castings and components in several of its product lines. Although alternate sources of supply exist for these items, loss of certain suppliers could temporarily disrupt operations in the short term. The Company attempts to mitigate these risks by working closely with key suppliers, purchasing minimal amounts from alternative suppliers and by purchasing business interruption insurance where appropriate.

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

     Residential and commercial water meters and related systems are classified as local (or manual) read meters or AMR products. Local read meters consist of a water meter and a register. With AMR meters, the register digitally encodes the mechanical reading and its radio frequency transmitter communicates the data to a computerized system that collects the data and sends it to specific utility computerized programs. Net sales and the corresponding net earnings depend on unit volume and mix of products, with the Company generally earning higher margins on residential AMR products (the impact of AMR on commercial products is not as significant given the higher sales prices of commercial meters). The Company sells AMR products of other companies as well as its own proprietary product, Orion(R), which has higher margins than the other AMR products. Orion(R) is currently being sold as a walk-by/drive-by system, but also has the ability to connect with a variety of other technologies, such as power line carrier, broadband over power line, municipal WI-FI and radio frequency systems to allow for remote reading of the data. Net sales and the corresponding net earnings are therefore also dependent on the mix of AMR products between proprietary and non-proprietary products.

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

BUSINESS TRENDS

     As noted above, the Company sells AMR products of other companies as well as its own proprietary product, Orion(R). The Company currently has a distribution agreement under which it resells products produced by Itron, Inc. Prior to the Company's introduction of its own proprietary Orion(R) products, Itron water utility related products were a significant contributor to the Company's results. The Company's Orion(R) products directly compete with Itron water AMR products and, in recent years, many of the Company's customers have selected Orion(R) products. As a result, the Company's 2005 sales of Itron products decreased approximately 12%, while Orion(R) sales doubled compared to 2004. In the first quarter of 2006, this trend continued as sales of Itron products decreased approximately 6%, while Orion(R) sales increased 43% as compared to the first quarter of 2005. The Company expects this trend to continue in the future as it moves towards the February 2009 expiration of the distribution agreement with Itron, and as Itron introduces new products not offered under the agreement. Decreases in sales of Itron products have been offset by increases in sales of Orion(R) products that produce a higher gross margin than the Itron products. As a result, the Company does not expect this trend to have a material negative impact on the Company's financial position or results of operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006

     Net sales for the three-month period ended March 31, 2006 increased $6.6 million, or 12.1%, over the same period in 2005. The overall sales increase was driven by increased sales in both local read and AMR meters as well as significant increases in commercial meters, all caused by volume increases, mitigated somewhat by slightly lower industrial sales.

     Residential and commercial water meter sales represented 77.4% of total sales in the first quarter of 2006 compared to 73.2% in the first quarter of 2005. These sales increased $7.5 million to $47.3 million compared to $39.8 million in the same period in 2005. These increases were in local (or manual) read water meter units, units utilizing AMR technologies, which carry higher prices and contributed to the majority of the increase in net sales for the quarter, and commercial meters. Most notable in the increase of AMR technologies was the increase in sales of the Company's proprietary AMR product, Orion(R), which increased approximately 43% over the amount sold in the first quarter of 2005. This was mitigated somewhat by sales decreases in other AMR technologies.

     Industrial sales are affected by economic conditions, domestically and internationally, in each of the markets served by the various product lines. In total, industrial products represented 22.6% of total sales for the three months ended March 31, 2006 compared to 26.8% for the same period in 2005. Industrial sales decreased $0.9 million to $13.7 million in the first quarter of 2006 compared to $14.6 million in the first quarter of 2005. This was driven primarily by lower sales of automotive fluid meters and related systems sold through the Company's French subsidiary.

     Gross margins in total for the first quarter of 2006 were 34.6% compared to 35.6% in the first quarter of 2005. The decrease was the net impact of lower margins on automotive fluid meters and related systems due to competition, offset somewhat by higher residential meter margins due to the higher mix of AMR products, particularly the Orion(R) product which carries higher margins.

     Selling, engineering and administration costs for the first quarter of 2006 were 22.0% as a percent of net sales compared to 23.6% for the same period in 2005. The decrease in selling, engineering and administration costs as a percent of net sales is the result of cost containment efforts and higher sales levels, offset by normal inflationary pressures. In addition, the first quarter of 2006 includes $107,000 of additional compensation expense due to expensing stock options for the first time to comply with Financial Accounting Standards Board Statement No. 123(R) (SFAS 123(R)), "Share-Based Payment".

     Interest expense for the first quarter of 2006 was less than $0.1 million lower than the same period in the prior year primarily due to lower debt balances, offset somewhat by higher interest rates.

     The effective tax rate for the first quarter of 2006 was 42.0% compared to 41.0% in the same period in the prior year. Both periods are negatively affected by the impact of the valuation reserve for the operating losses of the Company's French subsidiary. The French operation continues to generate losses and the Company is exploring options for the future of this business.

     As a result of the above-mentioned items, net earnings for the first quarter of 2006 were $4.2 million compared to net earnings in the first quarter of 2005 of $3.6 million. On a diluted earnings per share basis, this equated to $0.59 per share for the first quarter of 2006 compared to $0.51 for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

     The main sources of liquidity for the Company typically are cash provided by operations and borrowing capacity. For the first three months of 2006, $2.7 million of cash was provided by operations, primarily as the net result of increased earnings adjusted for depreciation and amortization, offset by increased inventory and receivables.

     The change in the receivables balance from $30.5 million at December 31, 2005 to $34.9 million at March 31, 2006 was primarily due to increased sales and the timing of certain customer payments.

     Inventories at March 31, 2006 have increased $0.9 million to $32.9 million from the December 31, 2005 balance of $32.0 million due primarily to increased sales and the longer lead times for residential products.

     Property, plant and equipment increased $0.4 million since December 31, 2005. This is the net result of $2.0 million of capital expenditures and $1.8 million of depreciation expense adjusted for the effects of foreign exchange rates on the foreign assets.

     Short-term debt and the current portion of long-term debt at March 31, 2006 decreased $0.6 million to a combined $15.7 million versus a balance at the end of 2005 of $16.3 million. Long-term debt increased to $15.7 million at March 31, 2006 from $15.4 million at December 31, 2005. In 2005, the Company obtained a $10 million five-year term loan to replace short-term debt. This increase in long-term debt was reduced by normal scheduled payments. Overall, the Company's total debt position has decreased as cash was provided from operations. At March 31, 2006, none of the Company's debt carries financial covenants or was collateralized.

     Payables increased to $15.0 million at March 31, 2006 from $11.5 million at December 31, 2005 primarily as a result of the timing of payments. Accrued compensation and employee benefits declined $1.8 million since December 31, 2005 to $4.6 million due to the first quarter 2006 payments of amounts accrued at December 31, 2005, offset somewhat by costs accrued for 2006 expenses to date. Income and other taxes payable increased to $3.0 million at March 31, 2006 from $1.8 million at December 31, 2005 as a result of the timing of tax payments.

     Common stock and capital in excess of par value have increased from December 31, 2005 due to new shares issued in connection with the exercise of stock options. Employee benefit stock decreased as a result of a payment made on the ESSOP loan during the first quarter of 2006, amortization of nonvested stock expense and the adoption of FAS 123(R), which required the reclassification of amounts from employee benefit stock to capital in excess of par value.

     Badger Meter's financial condition remains strong. The Company believes that its operating cash flows, available borrowing capacity, including $34.4 million of unused credit lines, and its ability to raise additional capital provide adequate resources to fund ongoing operating requirements, future capital requirements and the development of new products.

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

     The Company is also a defendant in numerous multi-party asbestos lawsuits pending in various states. These lawsuits assert claims alleging that certain industrial products were manufactured by the defendants and were the cause of injury and harm. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

     No other risks or uncertainties were identified that could have a material impact on operations and no long-lived assets have become permanently impaired in value.

ACCOUNTING CHANGE

     The Company began expensing the cost of stock options on January 1, 2006 when it adopted Financial Accounting Standards Board Statement No.123(R), "Share-Based Payment". See Note 2 to the Notes to Unaudited Consolidated Condensed Financial Statements in this Form 10-Q for information regarding this accounting change.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

     The Company's off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Off-Balance Sheet Arrangements" and "Contractual Obligations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and have not materially changed since that report was filed.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's quantitative and qualitative disclosures about market risk are included in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risks" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and have not materially changed since that report was filed.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2006. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2006 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                        BADGER METER, INC.


Dated: April 25, 2006                  By /s/ Richard A. Meeusen
                                           -------------------------------------
                                           Richard A. Meeusen
                                           Chairman, President and Chief
                                           Executive Officer


                                        By /s/ Richard E. Johnson
                                           -------------------------------------
                                           Richard E. Johnson
                                           Senior Vice President - Finance,
                                           Chief Financial Officer and Treasurer


                                        By /s/ Beverly L.P. Smiley
                                           -------------------------------------
                                           Beverly L.P. Smiley
                                           Vice President - Controller

                               BADGER METER, INC.

          QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED MARCH 31, 2006

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