Form 10-Q
period 2006-06-30
BADGER METER INC
filed 2006-08-07
CIK 9092

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  for the quarterly period ended JUNE 30, 2006

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

                                 Yes [ ] No [X]

     As of July 20, 2006, there were 14,073,936 shares of Common Stock outstanding with a par value of $1 per share.

                               BADGER METER, INC.

          QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED JUNE 30, 2006

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I. Financial Information:

   Item 1   Financial Statements:

            Consolidated Condensed Balance Sheets -- June 30, 2006
            and December 31, 2005                                           4

            Consolidated Condensed Statements of Operations -- Three
            and Six Months Ended June 30, 2006 and 2005                     5

            Consolidated Condensed Statements of Cash Flows -- Six
            Months Ended June 30, 2006 and 2005                             6

            Notes to Unaudited Consolidated Condensed Financial
            Statements                                                      7

   Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            12

   Item 3   Quantitative and Qualitative Disclosures about Market
            Risk                                                           15

   Item 4   Controls and Procedures                                        16

Part II. Other Information:

   Item 4   Submission of Matters to a Vote of Security Holders            16

   Item 6   Exhibits                                                       16

Signatures                                                                 17

Exhibit Index                                                              18

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

     -    the loss of certain single-source suppliers; and

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                               BADGER METER, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  June 30,    December 31,
                                                    2006          2005
                                                -----------   ------------
                                                (Unaudited)
                                                       (In thousands)
ASSETS
Current assets:
   Cash                                           $  3,509      $  4,403
   Receivables                                      38,255        30,450
   Inventories:
      Finished goods                                12,170        11,875
      Work in process                                8,688         9,048
      Raw materials                                 15,412        11,047
                                                  --------      --------
         Total inventories                          36,270        31,970
   Prepaid expenses                                  2,998         2,309
   Deferred income taxes                             3,466         3,432
                                                  --------      --------
         Total current assets                       84,498        72,564
Property, plant and equipment, at cost             114,519       109,810
   Less accumulated depreciation                   (68,009)      (65,940)
                                                  --------      --------
      Net property, plant and equipment             46,510        43,870
Intangible assets, at cost less accumulated
   amortization                                      1,108         1,026
Prepaid pension                                     16,822        17,726
Other assets                                         4,065         4,101
Goodwill                                             6,871         6,580
                                                  --------      --------
Total assets                                      $159,874      $145,867
                                                  ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                $ 20,858      $  8,847
   Current portion of long-term debt                 4,719         7,431
   Payables                                         14,872        11,484
   Accrued compensation and employee benefits        5,659         6,436
   Warranty and after-sale costs                     3,507         3,610
   Income and other taxes                            2,412         1,778
                                                  --------      --------
         Total current liabilities                  52,027        39,586
Other long term liabilities                            595           634
Deferred income taxes                                6,597         6,584
Accrued non-pension postretirement benefits          4,129         3,955
Other accrued employee benefits                      6,177         6,332
Long-term debt                                       6,966        15,360
Commitments and contingencies
Shareholders' equity:
   Common stock                                     20,469        20,112
   Capital in excess of par value                   15,168        13,320
   Reinvested earnings                              80,455        74,258
   Accumulated other comprehensive income              764             1
   Less: Employee benefit and nonvested stock         (795)       (1,357)
         Treasury stock, at cost                   (32,678)      (32,918)
                                                  --------      --------
      Total shareholders' equity                    83,383        73,416
                                                  --------      --------
Total liabilities and shareholders' equity        $159,874      $145,867
                                                  ========      ========

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                    Three Months Ended           Six Months Ended
                                         June 30,                    June 30,
                                -------------------------   -------------------------
                                       (Unaudited)                 (Unaudited)
                                  (In thousands except share and per share amounts)
                                    2006          2005          2006          2005
                                -----------   -----------   -----------   -----------
Net sales                       $    62,405   $    57,432   $   123,441   $   111,864
Cost of sales                        41,810        37,348        81,734        72,425
                                -----------   -----------   -----------   -----------
Gross margin                         20,595        20,084        41,707        39,439
Selling, engineering and
   administration                    12,900        12,585        26,329        25,454
                                -----------   -----------   -----------   -----------
Operating earnings                    7,695         7,499        15,378        13,985
Interest expense                        412           317           801           775
                                -----------   -----------   -----------   -----------
Earnings before income taxes          7,283         7,182        14,577        13,210
Provision for income taxes            3,234         3,023         6,297         5,495
                                -----------   -----------   -----------   -----------
Net earnings                    $     4,049   $     4,159   $     8,280   $     7,715
                                ===========   ===========   ===========   ===========
Per share amounts:
   Earnings per share:
      Basic                     $       .29   $       .31   $       .60   $       .57
      Diluted                   $       .28   $       .30   $       .58   $       .55
   Dividends declared:          $      .075   $      .070   $      .150   $      .140
Shares used in computation of
   earnings per share:
      Basic                      13,866,729    13,449,654    13,709,700    13,426,628
   Impact of stock-based
      compensation                  514,697       547,010       544,606       499,916
                                -----------   -----------   -----------   -----------
      Diluted                    14,381,426    13,996,664    14,254,306    13,926,544
                                ===========   ===========   ===========   ===========

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                  Six Months Ended
                                                      June 30,
                                                -------------------
                                                    (Unaudited)
                                                   (In thousands)
                                                  2006       2005
                                                --------   --------
Operating activities:
   Net earnings                                 $  8,280   $  7,715
   Adjustments to reconcile net
      earnings to net cash provided by (used
      for) operations:
      Depreciation                                 3,460      3,449
      Amortization                                   182        117
      Tax benefit on stock options                    --        550
      Deferred income taxes                          (16)       (31)
      Noncurrent employee benefits                 2,365      1,127
      Changes in:
         Receivables                              (7,369)    (8,412)
         Inventories                              (3,869)       349
         Prepaid expenses                           (713)      (786)
         Current liabilities other than debt      (1,534)     4,573
                                                --------   --------
   Total adjustments                              (7,494)       936
                                                --------   --------
Net cash provided by operations                      786      8,651
                                                --------   --------
Investing activities:
   Property, plant and equipment                  (5,540)    (2,302)
   Other - net                                      (123)      (409)
                                                --------   --------
Net cash used for investing activities            (5,663)    (2,711)
                                                --------   --------
Financing activities:
   Net increase (decrease) in short-term debt     11,581    (10,100)
   Issuance of long-term debt                         --     10,000
   Repayments of long-term debt                  (11,106)    (5,066)
   Dividends paid                                 (2,084)    (1,882)
   Proceeds from exercise of stock options         2,024        629
   Tax benefit on stock options                    3,567         --
   Treasury stock purchases                           --     (1,653)
   Issuance of treasury stock                        312        576
                                                --------   --------
Net cash provided by (used for)
   financing activities                            4,294     (7,496)
                                                --------   --------
Effect of exchange rate on cash                     (311)       865
                                                --------   --------
Increase (decrease) in cash                         (894)      (691)
Cash - beginning of period                         4,403      2,834
                                                --------   --------
Cash - end of period                            $  3,509   $  2,143
                                                ========   ========

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated condensed financial position at June 30, 2006, results of operations for the three- and six-month periods ended June 30, 2006 and 2005, and cash flows for the six-month periods ended June 30, 2006 and 2005. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     On April 28, 2006, the Board of Directors declared a 2-for-1 stock split on the Company's Common Stock effected in the form of a 100% stock dividend, payable on June 15, 2006 to shareholders of record at the close of business on June 1, 2006. In this report, all the per share amounts and numbers of shares have been restated to reflect this stock split. In addition, Common Stock and capital in excess of par value have been adjusted to reflect this split for all periods presented.

     Certain other reclassifications have been made to the 2005 consolidated condensed financial statements to conform to the 2006 presentation.

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

     GOODWILL Goodwill increased from $6.6 million at December 31, 2005 to $6.9 million at June 30, 2006 as a result of translation adjustments for goodwill denominated in foreign currencies.

     WARRANTY AND AFTER-SALE COSTS The Company estimates and records provisions for warranties and other after-sale costs in the period the sale is reported. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company's warranty and after-sale costs reserve for the six-month periods ended June 30, 2006 and 2005 are as follows:

                 Balance at   Net additions              Balance
                  beginning     charged to      Costs       at
(In thousands)     of year       earnings     incurred   June 30
                 ----------   -------------   --------   -------
2006               $3,610          $936       $(1,039)    $3,507
2005               $3,817          $803       $  (942)    $3,678

     STOCK-BASED COMPENSATION PLANS At June 30, 2006, the Company has two types of stock-based employee compensation plans, which are described more fully in Note 1 "Summary of Significant Accounting Policies" under the heading "Stock-Based Compensation Plans" and Note 5 "Stock Option Plans" in the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company's 2005 Annual Report on Form 10-K.

     The Company recognizes the cost of share-based awards for the all of its stock-based compensation plans on a straight-line basis over the vesting period of the awards. Total stock compensation expense recognized by the Company for the three- and six-month periods ended June 30, 2006 was $292,000 and $510,000, respectively, compared to $74,000 and $106,000 for the same periods in 2005.

     Stock Options:

     The Company has six stock option plans which provide for the issuance of options to key employees and directors of the Company. Each plan authorizes the issuance of options to purchase up to an aggregate of 800,000 shares of Common Stock, with vesting periods of up to ten years and maximum option terms of ten years. As of June 30, 2006, options to purchase 546,576 shares remain available for grant under three of these plans.

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

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) (SFAS 123(R)), "Share-Based Payment," using the modified-prospective-transition method. Under this transition method, compensation cost recognized in the second quarter and first six months of 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company estimated the fair value of its option awards granted prior to January 1, 2006 using the Black-Scholes option-pricing formula, and continued to use this model. The Company records compensation expense for stock options ratably over the stock option plans' vesting period. Results for prior periods have not been restated.

     As a result of adopting SFAS 123(R) on January 1, 2006, the Company's earnings before income taxes and net earnings for the three-month period ended June 30, 2006 were $104,000 and $72,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB
     25. For the six-month period ended June 30, 2006, earnings before income taxes and net earnings were $211,000 and $150,000 lower, respectively.

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

     The following table illustrates the effects on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock option plans during the three and six months ended June 30, 2005. These pro forma calculations only include the effects of stock-based compensation granted since January 1, 1995. The value of the options (net of forfeitures) is amortized to expense on a straight-line basis over their vesting periods.

                                                Three months ended   Six months ended
(In thousands except per share amounts)            June 30, 2005       June 30, 2005
                                                ------------------   ----------------
Net earnings, as reported                             $4,159              $7,715
Deduct:  Incremental stock-based compensation
   determined under fair value based method
   for all awards since January 1, 1995,
   net of related tax effects                            (62)               (138)
                                                      ------              ------
Pro forma net earnings                                $4,097              $7,577
                                                      ======              ======
Earnings per share:
   Basic, as reported                                 $  .31              $  .57
   Basic, pro forma                                   $  .31              $  .57
   Diluted, as reported                               $  .30              $  .55
   Diluted, pro forma                                 $  .29              $  .54

     The following table summarizes the stock option transactions for the six-month periods ended June 30:

                                                 2006                 2005
                                          ------------------   ------------------
                                                    Weighted             Weighted
                                                     average              average
                                                    exercise             exercise
(In thousands except per share amounts)   Options     price    Options     price
                                          -------   --------   -------   --------
Options outstanding at January 1           1,290     $ 7.35     1,618     $ 7.01
Options granted                               28     $31.41        37     $18.33
Options exercised                           (310)    $ 7.03      (171)    $ 6.72
Options forfeited/cancelled                   --         --       (38)    $ 7.89
                                           -----                -----
Options outstanding at June 30             1,008     $ 8.12     1,446     $ 7.31
                                           =====                =====
Exercisable at June 30                       664     $ 7.05       899     $ 7.20
                                           =====                =====

     The following assumptions were used for options granted in the six-month periods ended June 30:

                                                             2006     2005
                                                            ------   -----
Per share fair value of options granted during the period   $11.62   $5.76
Risk-free interest rate                                        5.0%    3.9%
Dividend yield                                                 .96%   1.42%
Volatility factor                                             34.0%   30.0%
Weighted-average expected life (in years)                     5.39     6.1

     The following table summarizes the aggregate intrinsic value related to options exercised, outstanding and exercisable as of and for the six-month periods ended June 30:

(In thousands)     2006      2005
                 -------   -------
Exercised        $ 6,606   $ 1,580
Outstanding      $19,028   $15,349
Exercisable      $13,247   $ 9,636

     Stock options outstanding at June 30, 2006 are as follows (options in thousands):

                        Weighted              Weighted
                        average                average
                      contractual             exercise
Price Range               life      Options     price
-----------           -----------   -------   --------
$3.70 - $ 5.75            3.3          335     $ 5.67
$6.03 - $ 7.13            6.1          378     $ 7.05
$7.50 - $31.42            4.9          295     $12.28
                          ---        -----
Options outstanding       5.1        1,008     $ 8.12
                          ===        =====
Options exercisable       4.5          664     $ 7.05
                          ===        =====

     As of June 30, 2006, the unrecognized compensation cost related to stock options is approximately $675,000 ($431,000 on an after tax basis) which will be recognized over a weighted average period of 35 months.

     Nonvested Stock:

     Director Stock Grant Plan: Non-employee directors receive an annual award of 1,200 shares of Common Stock under the shareholder-approved 2002 Director Stock Grant Plan. The Company records compensation expense for this plan ratably over the annual service period beginning May 1. Director stock compensation expense recognized by the Company for the three- and six-month periods ended June 30, 2006 was $49,000 and $113,000, respectively, compared to $42,000 and $74,000 of compensation expense recognized for the same periods in 2005. As of June 30, 2006, the unrecognized compensation cost related to the nonvested director stock award that is expected to be recognized over the remaining ten months is estimated to be approximately $162,000 ($99,000 on an after tax basis).

     Restricted Stock: On April 28, 2005, a restricted stock plan was approved which provides for the issuance of nonvested Common Stock to certain eligible employees. The Company records compensation expense for this plan ratably over the vesting period. The plan authorizes the issuance of up to an aggregate of 100,000 shares of Common Stock, of which a net of 31,000 were issued in the second quarter of 2005 and 48,000 were issued in the second quarter of 2006. Restricted stock awards have a three-year cliff vesting period contingent on employment. Restricted stock compensation expense recognized by the Company for the three- and six-month periods ended June 30, 2006 was $139,000 and $186,000, respectively, compared to $32,000 for the three- and six-month periods in 2005.

     The fair value of nonvested shares is determined based on the market price of the Company's shares on the grant date.

                                                   Fair value
(In thousands except per share amounts)   Shares    per share
                                          ------   ----------
Nonvested at January 1                      31       $18.33
Granted                                     48       $31.41
Vested                                      (1)      $18.33
Forfeited                                   --           --
                                           ---       ------
Nonvested at June 30, 2006                  78       $26.40
                                           ===       ======

     As of June 30, 2006, there was $1.7 million ($1.0 million on an after tax basis) of unrecognized compensation cost related to non-vested restricted stock that is expected to be recognized over a weighted average period of
     2.6 years.

3. The Company maintains a non-contributory defined benefit pension plan for its domestic employees and a non-contributory postretirement plan that provides medical benefits for certain domestic retirees and eligible dependents. The following table sets forth the components of net periodic benefit cost for the three months ended June 30, 2006 and 2005 based on a September 30 measurement date:

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
                                      =====   =====      ====    ====

     The following table sets forth the components of net periodic benefit cost for the six months ended June 30, 2006 and 2005 based on a September 30 measurement date:

                                                              Other
                                                         postretirement
                                      Pension benefits      benefits
                                     -----------------   --------------
(In thousands)                         2006      2005     2006   2005
                                     -------   -------    ----   ----
Service cost                         $   970   $   914    $113   $ 88
Interest cost                          1,190     1,250     243    250
Expected return on plan assets        (1,836)   (1,820)     --     --
Amortization of prior service cost       (56)      (58)    (18)   (90)
Amortization of net loss                 636       496     119     80
                                     -------   -------    ----   ----
Net periodic benefit cost            $   904   $   782    $457   $328
                                     =======   =======    ====   ====

     The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it did not expect to contribute funds to its pension plan in 2006. While the Company believes that it will not be required to make a contribution in 2006, such belief is based upon the estimated return on assets as of the annual measurement date of September 30, 2006.

     The Company also disclosed in its financial statements for the year ended December 31, 2005 that it estimated it would pay $1.0 million in other postretirement benefits in 2006. As of June 30, 2006, $506,000 of such benefits were paid. The Company continues to believe that its estimated payments for the full year are reasonable. Note that the amount of benefits paid in calendar year 2006 will not impact the expense for postretirement benefits for the current year.

4. The Company guarantees the debt of the Badger Meter Officers' Voting Trust ("BMOVT"), from which the BMOVT obtained loans from a bank on behalf of the officers of the Company in order to purchase shares of the Company's Common Stock. The officers' loan amounts are collateralized by the Company's shares that were purchased with the loans' proceeds. There have been no loans made to officers by the BMOVT since July 2002. The Company has guaranteed $0.5 million and $1.1 million of the BMOVT's debt at June 30, 2006 and December 31, 2005, respectively. The current loan matures in April 2007, at which time it is expected to be renewed. The fair market value of this guarantee at June 30, 2006 continues to be insignificant because the collateral value of the shares exceeds the loan amount. It is the Company's intention to eliminate the BMOVT by December 31, 2010, because it no longer fulfills its original purpose of providing officers with loans to purchase Common Stock. The Company has no other off-balance sheet arrangements.

     The Company guarantees the outstanding debt of the Badger Meter Employee Savings and Stock Ownership Plan ("ESSOP") that is recorded in long-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders' equity. The loan amount is collateralized by shares of the Company's Common Stock. A payment of $120,000 in the first quarter of 2006 reduced the loan from $0.9 million at December 31, 2005 to $0.8 million at June 30, 2006.

5. Total comprehensive income was $4.6 million and $3.2 million for the three-month periods ended June 30, 2006 and 2005, respectively. Included in the three-month periods ended June 30, 2006 and 2005 was a $0.5 million gain and a $0.9 million loss, respectively, of other comprehensive income related to foreign currency translation adjustments. Total comprehensive income was $9.0 million and $6.1 million for the six-month periods ended June 30, 2006 and 2005, respectively. Included in the six-month periods ended June 30, 2006 and 2005 was a $0.8 million gain and a $1.7 million loss, respectively, of other comprehensive income related to foreign currency translation adjustments.

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

7. In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt FIN 48 on January 1, 2007 and is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial condition, results of operations and cash flows.

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

BUSINESS TRENDS

     As noted above, the Company sells AMR products of other companies as well as its own proprietary product, Orion(R). The Company currently has a distribution agreement under which it resells products produced by Itron, Inc. Prior to the Company's introduction of its own proprietary Orion(R) products, Itron water utility related products were a significant contributor to the Company's results. The Company's Orion(R) products directly compete with Itron water AMR products and, in recent years, many of the Company's customers have selected Orion(R) products. As a result, the Company's 2005 sales of Itron products decreased approximately 12%, while Orion(R) sales doubled compared to 2004. This trend continued as sales of Itron products decreased approximately 6% and 13% in the first and second quarters of 2006 respectively, while Orion(R) sales increased 43% and 20% compared to the corresponding periods of 2005. The Company expects this trend to continue, although it also believes that Itron products will remain a significant component of utility sales. Decreases in sales of Itron products have been offset by increases in sales of Orion(R) products, which produce a higher gross margin than the Itron products. As a result, the Company does not expect this trend to have a material negative impact on the Company's financial position or results of operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006

     Net sales for the three-month period ended June 30, 2006 increased $5.0 million, or 8.7%, over the same period in 2005. The overall sales increase was driven by increased sales in both local read and AMR meters as well as significant increases in commercial meters, all caused by volume increases, and by higher industrial sales.

     Residential and commercial water meter sales represented 75.8% of total sales in the second quarter of 2006 compared to 75.0% in the second quarter of 2005. These sales increased $4.2 million to $47.3 million compared to $43.1 million in the same period in 2005 due to increased sales of local (or manual) read water meter units, units utilizing AMR technologies and commercial meters. Most notable in the increase of AMR technologies was the increase in sales of the Company's proprietary AMR product, Orion(R), which increased approximately 20.0% over the amount sold in the second quarter of 2005. The increase in Orion(R) sales was somewhat offset by sales decreases in other AMR technologies.

     Industrial sales were affected by economic conditions, domestically and internationally, in each of the markets served by the various product lines. In total, industrial products represented 24.2% of total sales for the three months ended June 30, 2006 compared to 25.0% for the same period in 2005. Industrial sales increased $0.8 million to $15.1 million in the second quarter of 2006 compared to $14.3 million in the second quarter of 2005. The increase in sales was driven primarily by higher sales of electromagnetic meters.

     Gross margins in total for the second quarter of 2006 were 33.0% compared to 35.0% in the second quarter of 2005. The decrease in gross margin was due to the Company experiencing considerable cost increases on purchased castings due to increased prices of raw material metals, particularly copper, which is a main component in purchased brass castings. The Company was unable to recoup these increases in the second quarter. The Company has announced price increases for the third quarter of 2006 which are intended to recover the increased cost of materials. Gross margins were also negatively affected by the net impact of lower margins on automotive fluid meters and related systems due to competition, offset somewhat by higher residential meter margins due to the higher mix of AMR products, particularly the Orion(R) product, which carries higher margins.

     Selling, engineering and administration costs for the second quarter of 2006 were 20.7% as a percent of net sales compared to 21.9% for the same period in 2005. The decrease in selling, engineering and administration costs as a percent of net sales is the result of cost containment efforts and higher sales levels, offset by normal inflationary pressures. In addition, the second quarter of 2006 includes $104,000 of additional compensation expense due to expensing stock options to comply with SFAS 123(R), "Share-Based Payment".

     Interest expense for the second quarter of 2006 was less than $0.1 million higher than the same period in the prior year primarily due to higher interest rates.

     The effective tax rate for the second quarter of 2006 was 44.4% compared to 42.1% in the same period in the prior year. The effective tax rate for both periods exceeds normal statutory tax rates primarily as a result of the Company recognizing a full valuation reserve for the operating losses of the Company's French subsidiary. The French operation continues to generate losses and the Company is exploring options for the future of this business.

     As a result of the above-mentioned items, net earnings for the second quarter of 2006 were $4.0 million compared to net earnings in the second quarter of 2005 of $4.2 million. On a diluted earnings per share basis, this equated to $0.28 per share for the second quarter of 2006 compared to $0.30 for the same period in 2005.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2006

     Net sales for the six-month period ended June 30, 2006 increased $11.6 million, or 10.3%, over the same period in 2005. The overall sales increase was driven by increased sales in both local read and AMR meters as well as significant increases in commercial meters, all caused by volume increases, offset by slightly lower industrial sales.

     Residential and commercial water meter sales represented 76.6% of total sales for the first six months of 2006 compared to 74.1% for the same period in 2005. These sales increased $11.6 million to $94.5 million compared to $82.9 million in the same period in 2005 due to increased sales of local (or manual) read water meter units, units utilizing AMR technologies and commercial meters. Most notable in the increase of AMR technologies was the increase in sales of the Company's proprietary AMR product, Orion(R), which increased 30.8% over the amount sold in the first six months of 2005. This was mitigated somewhat by sales decreases in other AMR technologies.

     Industrial sales were affected by economic conditions, domestically and internationally, in each of the markets served by the various product lines. In total, industrial products represented 23.4% of total sales for the six months ended June 30, 2006 compared to 25.9% for the same period in 2005. Industrial sales decreased less than $0.1 million to $28.9 million for the first six months 2006 compared to $29.0 million for the same period in 2005. This was driven primarily by decreases in automotive systems products sold by the Company's French subsidiary offset by higher sales of electromagnetic meters and industrial products.

     Gross margins in total for the six months ending June 30, 2006 were 33.8% compared to 35.3% in the same period in 2005. The decrease in gross margin was due to the Company experiencing considerable cost increases on purchased castings due to increased prices of raw material metals, particularly copper, which is a main component in purchased brass castings. The Company was unable to recoup these increases in the first half of 2006. The Company has announced price increases for the third quarter of 2006 which are intended to recover the increased costs of materials. Gross margins were also negatively affected by the net impact of lower margins on automotive fluid meters and related systems due to competition, offset somewhat by higher residential meter margins due to the higher mix of AMR products, particularly the Orion(R) product, which carries higher margins, and higher margins on commercial meters due to increased volume.

     Selling, engineering and administration costs for the six months ending June 30, 2006 were 21.3% as a percent of net sales compared to 22.8% for the same period in 2005. The decrease in selling, engineering and administration costs as a percent of net sales is the result of cost containment efforts and higher sales levels, offset by normal inflationary pressures. In addition, this six-month period of 2006 includes $211,000 of additional compensation expense due to expensing stock options to comply with SFAS 123(R), "Share-Based Payment".

     Interest expense for the first six months of 2006 was less than $0.1 million higher than the same period in the prior year primarily due to higher interest rates.

     The effective tax rate for the first six months of 2006 was 43.2% compared to 41.6% in the same period in the prior year. The effective tax rate for both periods exceeds normal statutory tax rates primarily as a result of the Company recognizing a full valuation reserve for the operating losses of the Company's French subsidiary. The French operation continues to generate losses and the Company is exploring options for the future of this business.

     As a result of the above-mentioned items, net earnings for the six months ended June 30, 2006 were $8.3 million compared to net earnings for the same period in 2005 of $7.7 million. On a diluted earnings per share basis, this equated to $0.58 per share for the first six months of 2006 compared to $0.55 for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

     The main sources of liquidity for the Company typically are cash provided by operations and borrowing capacity. For the first six months of 2006, $0.8 million of cash was provided by operations, primarily as the net result of increased earnings adjusted for depreciation and amortization, offset by increased inventory and receivables.

     The change in the receivables balance from $30.5 million at December 31, 2005 to $38.3 million at June 30, 2006 was primarily due to increased sales and the timing of certain customer payments.

     Inventories at June 30, 2006 have increased $4.3 million to $36.3 million from the December 31, 2005 balance of $32.0 million due primarily to increased sales and higher material costs, particularly on brass castings.

     Property, plant and equipment increased $2.6 million since December 31, 2005. This is the net result of $5.5 million of capital expenditures and $3.5 million of depreciation expense including the effects of currency adjustments.

     Short-term debt and the current portion of long-term debt at June 30, 2006 increased $9.3 million to a combined $25.6 million versus a balance at December 31, 2005 of $16.3 million. Long-term debt decreased to $7.0 million at June 30, 2006 from $15.4 million at December 31, 2005. Overall, the Company's total debt position has increased slightly due to changes in working capital accounts. Total debt is 28.1% of total capitalization (debt and equity) at June 30, 2006 compared to 30.1% at December 31, 2005. At June 30, 2006, none of the Company's debt carried financial covenants or required collateral.

     Payables increased to $14.9 million at June 30, 2006 from $11.5 million at December 31, 2005 primarily as a result of the timing of payments and increased inventory levels. Accrued compensation and employee benefits decreased $0.8 million since December 31, 2005 to $5.7 million due to the first quarter 2006 payments of amounts accrued at December 31, 2005, offset somewhat by costs accrued for 2006 expenses to date.

     Common stock and capital in excess of par value have increased from December 31, 2005 due to new shares issued in connection with the exercise of stock options. Employee benefit stock decreased as a result of a payment made on the ESSOP loan during the first quarter of 2006, amortization of nonvested stock expense and the adoption of SFAS 123(R), which required the reclassification of amounts from employee benefit stock to capital in excess of par value.

     Badger Meter's financial condition remains strong. The Company believes that its operating cash flows, available borrowing capacity, including $32.9 million of unused credit lines, and its ability to raise additional capital provide adequate resources to fund ongoing operating requirements, future capital requirements and the development of new products.

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

ACCOUNTING CHANGE

     The Company began expensing the cost of stock options on January 1, 2006 when it adopted SFAS 123(R), "Share-Based Payment". See Note 2 to the Notes to Unaudited Consolidated Condensed Financial Statements in this Form 10-Q for information regarding this accounting change.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2006. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2006 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to management by others within those entities as appropriate to allow timely decisions regarding disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders held on April 28, 2006, the following individuals were elected to the Board of Directors:

                                              Votes       Votes
NAME                                           FOR      WITHHELD   Not Voted
----                                        ---------   --------   ---------
Directors elected to three-year terms
   expiring at the 2009 Annual Meeting:
Ulice Payne, Jr.                            6,157,489    45,829     717,832
Andrew J. Policano                          6,178,066    25,252     717,832
Steven J. Smith                             6,165,378    37,939     717,833

Directors continuing in office with terms
   expiring at the 2007 Annual Meeting:
Kenneth P. Manning
John J. Stollenwerk

Directors continuing in office with terms
   expiring at the 2008 Annual Meeting:
Ronald H. Dix
Thomas J. Fischer
Richard A. Meeusen

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

                                        BADGER METER, INC.


Dated: August 3, 2006                   By /s/ Richard A. Meeusen
                                           -------------------------------------
                                           Richard A. Meeusen
                                           Chairman, President and Chief
                                           Executive Officer


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


                                        By /s/ Beverly L.P. Smiley
                                           -------------------------------------
                                           Beverly L.P. Smiley
                                           Vice President - Controller

                               BADGER METER, INC.

          QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED JUNE 30, 2006

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