Form 10-Q
period 2006-09-30
BADGER METER INC
filed 2006-10-31
CIK 9092

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                for the quarterly period ended SEPTEMBER 30, 2006

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

                              Yes [ ]   No [X]

     As of October 18, 2006, there were 14,098,558 shares of Common Stock outstanding with a par value of $1 per share.

                               BADGER METER, INC.

        QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2006

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I. Financial Information:

   Item 1     Financial Statements:

              Consolidated Condensed Balance Sheets - -
              September 30, 2006 and December 31, 2005                      4

              Consolidated Condensed Statements of Operations - -
              Three and Nine Months Ended September 30, 2006 and 2005       5

              Consolidated Condensed Statements of Cash Flows - -
              Nine Months Ended September 30, 2006 and 2005                 6

              Notes to Unaudited Consolidated Condensed Financial
              Statements                                                    7

   Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          13

   Item 3     Quantitative and Qualitative Disclosures about Market
              Risk                                                         21

   Item 4     Controls and Procedures                                      21

Part II. Other Information:

   Item 6     Exhibits                                                     21

Signatures                                                                 22

Exhibit Index                                                              23

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

     - the ability of the Company to shut down its French operations in an orderly fashion and to maximize the value of the related assets;

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                               BADGER METER, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                           September 30,   December 31,
                                                                2006           2005
                                                           -------------   ------------
                                                            (Unaudited)
                                                                  (In thousands)
ASSETS
Current assets:
   Cash                                                      $  4,281        $  4,403
   Receivables                                                 41,317          30,450
   Inventories:
      Finished goods                                           10,395          11,875
      Work in process                                           8,108           9,048
      Raw materials                                            14,302          11,047
                                                             --------        --------
         Total inventories                                     32,805          31,970
   Prepaid expenses                                             2,595           2,309
   Deferred income taxes                                        3,480           3,432
                                                             --------        --------
         Total current assets                                  84,478          72,564
Property, plant and equipment, at cost                        116,518         109,810
   Less accumulated depreciation                              (70,343)        (65,940)
                                                             --------        --------
      Net property, plant and equipment                        46,175          43,870
Intangible assets, at cost less accumulated amortization          942           1,026
Prepaid pension                                                16,370          17,726
Other assets                                                    3,915           4,101
Goodwill                                                        6,842           6,580
                                                             --------        --------
Total assets                                                 $158,722        $145,867
                                                             ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                           $ 21,612        $  8,847
   Current portion of long-term debt                            3,810           7,431
   Payables                                                    16,142          11,484
   Accrued compensation and employee benefits                   5,632           6,436
   Warranty and after-sale costs                                3,349           3,610
   Income and other taxes                                       1,897           1,778
                                                             --------        --------
         Total current liabilities                             52,442          39,586
Other long term liabilities                                       576             634
Deferred income taxes                                           6,596           6,584
Accrued non-pension postretirement benefits                     4,220           3,955
Other accrued employee benefits                                 6,246           6,332
Long-term debt                                                  6,476          15,360
Commitments and contingencies
Shareholders' equity:
   Common stock                                                20,494          20,112
   Capital in excess of par value                              15,529          13,320
   Reinvested earnings                                         78,814          74,258
   Accumulated other comprehensive income                         790               1
   Less: Employee benefit and nonvested stock                    (795)         (1,357)
         Treasury stock, at cost                              (32,666)        (32,918)
                                                             --------        --------
         Total shareholders' equity                            82,166          73,416
                                                             --------        --------
Total liabilities and shareholders' equity                   $158,722        $145,867
                                                             ========        ========

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                    Three Months Ended          Nine Months Ended
                                      September 30,               September 30,
                                -------------------------   -------------------------
                                       (Unaudited)                 (Unaudited)
                                          (In thousands except share and per
                                                    share amounts)
                                    2006          2005          2006          2005
                                -----------   -----------   -----------   -----------
Net sales                       $    62,980   $    54,194   $   186,421   $   166,058
Cost of sales                        46,679        35,540       128,413       107,965
                                -----------   -----------   -----------   -----------
Gross margin                         16,301        18,654        58,008        58,093
Selling, engineering and
   administration                    14,363        12,156        40,692        37,610
                                -----------   -----------   -----------   -----------
Operating earnings                    1,938         6,498        17,316        20,483
Interest expense                        511           402         1,312         1,177
                                -----------   -----------   -----------   -----------
Earnings before income taxes          1,427         6,096        16,004        19,306
Provision for income taxes            1,946         2,285         8,243         7,780
                                -----------   -----------   -----------   -----------
Net earnings (loss)             $      (519)  $     3,811   $     7,761   $    11,526
                                ===========   ===========   ===========   ===========
Per share amounts:
   Earnings (loss) per share:
      Basic                     $      (.04)  $       .28   $       .56   $       .86
      Diluted                   $      (.04)  $       .27   $       .55   $       .82
   Dividends declared:          $      .080   $      .075   $      .230   $      .215
Shares used in computation of
   earnings (loss) per
   share:
      Basic                      13,935,229    13,522,144    13,831,668    13,458,804
      Impact of stock-based
         compensation (a)                --       672,704       375,642       549,733
                                -----------   -----------   -----------   -----------
      Diluted                    13,935,229    14,194,848    14,207,310    14,008,537
                                ===========   ===========   ===========   ===========

(a) As a result of the loss recognized in the third quarter of 2006, the impact of potential common shares related to stock-based compensation is anti-dilutive and therefore excluded from the weighted average shares outstanding used to calculate dilutive loss per share.

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                   Nine Months Ended
                                                     September 30,
                                                  ------------------
                                                      (Unaudited)
                                                    (In thousands)
                                                    2006       2005
                                                  --------   -------
Operating activities:
   Net earnings                                   $  7,761   $11,526
   Adjustments to reconcile net
      earnings to net cash provided
      by (used for) operations:
      Depreciation                                   5,004     4,721
      Amortization                                     235       147
      Long-term asset impairment                     1,288        --
      Tax benefit on stock options                      --       877
      Deferred income taxes                            (32)      (25)
      Noncurrent employee benefits                   3,204     2,666
      Contributions to pension plan                     --    (2,000)
      Changes in:
         Receivables                               (10,455)   (7,826)
         Inventories                                  (390)    1,802
         Prepaid expenses                             (278)     (513)
         Current liabilities other than debt           (55)    2,906
                                                  --------   -------
   Total adjustments                                (1,479)    2,755
                                                  --------   -------
Net cash provided by operations                      6,282    14,281
                                                  --------   -------
Investing activities:
   Property, plant and equipment                    (7,941)   (5,536)
   Other - net                                        (256)     (293)
                                                  --------   -------
Net cash used for investing activities              (8,197)   (5,829)
                                                  --------   -------
Financing activities:
   Net increase (decrease) in short-term debt       12,400    (7,917)
   Issuance of long-term debt                           --    10,000
   Repayments of long-term debt                    (12,504)   (6,891)
   Dividends paid                                   (3,206)   (2,899)
   Proceeds from exercise of stock options           2,326     1,288
   Tax benefit on stock options                      2,502        --
   Treasury stock purchases                             --    (2,958)
   Issuance of treasury stock                          365       840
                                                  --------   -------
Net cash provided by (used for)
   financing activities                              1,883    (8,537)
                                                  --------   -------
Effect of exchange rate on cash                        (90)      330
                                                  --------   -------
Increase (decrease) in cash                           (122)      245
Cash - beginning of period                           4,403     2,834
                                                  --------   -------
Cash - end of period                              $  4,281   $ 3,079
                                                  ========   =======

     See accompanying notes to consolidated condensed financial statements.

                               BADGER METER, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company's consolidated condensed financial position at September 30, 2006, results of operations for the three- and nine-month periods ended September 30, 2006 and 2005, and cash flows for the nine-month periods ended September 30, 2006 and 2005. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 ADDITIONAL BALANCE SHEET INFORMATION

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

GOODWILL Goodwill increased from $6.6 million at December 31, 2005 to $6.8 million at September 30, 2006 as a result of translation adjustments for goodwill denominated in foreign currencies.

WARRANTY AND AFTER-SALE COSTS The Company estimates and records provisions for warranties and other after-sale costs in the period the sale is reported. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company's warranty and after-sale costs reserve for the nine-month periods ended September 30, 2006 and 2005 are as follows:

                 Balance at   Net additions                 Balance
                  beginning     charged to      Costs         at
(In thousands)     of year       earnings     incurred   September 30
                 ----------   -------------   --------   ------------
2006               $3,610         $1,107       $(1,368)     $3,349
2005               $3,817         $1,182       $(1,343)     $3,656

STOCK-BASED COMPENSATION PLANS At September 30, 2006, the Company has two types of stock-based employee compensation plans, which are described more fully in
Note 1 "Summary of Significant Accounting Policies" under the heading "Stock-Based Compensation Plans" and Note 5 "Stock Option Plans" in the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company's 2005 Annual Report on Form 10-K.

The Company recognizes the cost of stock-based awards for all of its stock-based compensation plans on a straight-line basis over the vesting period of the awards. Total stock compensation expense recognized by the Company for the three- and nine-month periods ended September 30, 2006 was $239,000 and $750,000, respectively, compared to $79,000 and $185,000 for the same periods in 2005.

Stock Options:

The Company has six stock option plans which provide for the issuance of options to key employees and directors of the Company. Each plan authorizes the issuance of options to purchase up to an aggregate of 800,000 shares of Common Stock, with vesting periods of up to ten years and maximum option terms of ten years. As of September 30, 2006, options to purchase 547,776 shares remain available for grant under three of these plans.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) (SFAS 123(R)), "Share-Based Payment," using the modified-prospective-transition method. Under this transition method, compensation cost recognized in the third quarter and first nine months of 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company estimated the fair value of its option awards granted prior to January 1, 2006 using the Black-Scholes option-pricing formula, and continued to use this model. The Company records compensation expense for stock options ratably over the stock option plans' vesting period. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company's earnings before income taxes and net loss for the three-month period ended September 30, 2006 were $30,000 lower and $14,000 higher, respectively, than if the Company had continued to account for share-based compensation under APB 25. For the nine-month period ended September 30, 2006, earnings before income taxes and net earnings were $241,000 and $165,000 lower, respectively.

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

The following table illustrates the effects on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock option plans during the three and nine months ended September 30, 2005. These pro forma calculations only include the effects of stock-based compensation granted since January 1, 1995. The value of the options (net of forfeitures) is amortized to expense on a straight-line basis over their vesting periods.

                                               Three months ended   Nine months ended
(In thousands except per share amounts)        September 30, 2005   September 30, 2005
                                               ------------------   ------------------
Net earnings, as reported                            $3,811               $11,526
Deduct: Incremental stock-based compensation
   determined under fair value based method
   for all awards since January 1, 1995, net
   of related tax effects                               (78)                 (216)
                                                     ------               -------
Pro forma net earnings                               $3,733               $11,310
                                                     ======               =======
Earnings per share:
   Basic, as reported                                $  .28               $   .86
   Basic, pro forma                                  $  .28               $   .84
   Diluted, as reported                              $  .27               $   .82
   Diluted, pro forma                                $  .26               $   .81

The following table summarizes the stock option transactions for the nine-month periods ended September 30:

                                                 2006                 2005
                                          ------------------   ------------------
                                                    Weighted             Weighted
                                                     average              average
                                                    exercise             exercise
(In thousands except per share amounts)   Options     price    Options     price
                                          -------   --------   -------   --------
Options outstanding at January 1            1,290    $ 7.35     1,618     $ 7.01
Options granted                                28    $31.41        45     $19.17
Options exercised                            (335)   $ 6.94      (301)    $ 7.19
Options forfeited/cancelled                    (2)   $ 7.99       (38)    $ 7.89
                                            -----               -----
Options outstanding at September 30           981    $ 8.17     1,324     $ 7.36
                                            =====               =====
Exercisable at September 30                   669    $ 7.02       785     $ 7.08
                                            =====               =====

The following assumptions were used for options granted in the nine-month periods ended September 30:

                                                             2006     2005
                                                            ------   ------
Per share fair value of options granted during the period   $11.62   $12.07
Risk-free interest rate                                          5%       4%
Dividend yield                                                 .96%     1.4%
Volatility factor                                               34%      30%
Weighted-average expected life (in years)                      5.4      6.1

The following table summarizes the aggregate intrinsic value related to options exercised, outstanding and exercisable as of and for the nine-month periods ended September 30:

(In thousands)     2006      2005
                 -------   -------
Exercised        $ 7,076   $ 3,556
Outstanding      $16,686   $19,260
Exercisable      $12,113   $11,630

Stock options outstanding at September 30, 2006 are as follows (options in thousands):

                        Weighted              Weighted
                        average                average
                      contractual             exercise
Price Range               life      Options     price
-------------------   -----------   -------   --------
$3.70 - $ 5.75            2.9         312      $ 5.66
$6.03 - $ 7.13            5.9         377      $ 7.05
$7.50 - $31.42            4.6         292      $12.31
                          ---         ---
Options outstanding       4.8         981      $ 8.17
                          ===         ===
Options exercisable       4.0         669      $ 7.02
                          ===         ===

As of September 30, 2006, the unrecognized compensation cost related to stock options is approximately $610,000 ($396,000 on an after-tax basis) which will be recognized over a weighted average period of 2.7 years.

Nonvested Stock:

Director Stock Grant Plan: Non-employee directors receive an annual award of 1,200 shares of Common Stock under the shareholder-approved 2002 Director Stock Grant Plan. The Company records compensation expense for this plan ratably over the annual service period beginning May 1. Director stock compensation expense recognized by the Company for the three- and nine-month periods ended September 30, 2006 was $43,000 and $156,000, respectively, compared to $32,000 and $106,000 of compensation expense recognized for the same periods in 2005. As of September 30, 2006, the unrecognized compensation cost related to the nonvested director stock award that is expected to be recognized over the remaining seven months is estimated to be approximately $106,000 ($66,000 on an after-tax basis).

Restricted Stock: On April 28, 2005, a restricted stock plan was approved which provides for the issuance of nonvested Common Stock to certain eligible employees. The Company records compensation expense for this plan ratably over the vesting period. The plan authorizes the issuance of up to an aggregate of 100,000 shares of Common Stock, of which 31,000 shares were issued in the second quarter of 2005 and 48,000 were issued in the second quarter of 2006. Nonvested stock awards have a three-year cliff vesting period contingent on employment. Nonvested stock compensation expense recognized by the Company for the three- and nine-month periods ended September 30, 2006 was $166,000 and $352,000, respectively, compared to $47,000 and $79,000 for the three- and nine-month periods ended September 30, 2005.

The fair value of nonvested shares is determined based on the market price of the Company's shares on the grant date.

                                                   Fair value
(In thousands except per share amounts)   Shares    per share
                                          ------   ----------
Nonvested at January 1                       31      $18.33
Granted                                      48      $31.41
Vested                                       (1)     $18.33
Forfeited                                    --          --
                                            ---      ------
Nonvested at September 30, 2006              78      $26.40
                                            ===      ======

As of September 30, 2006, there was $1.5 million ($960,000 on an after-tax basis) of unrecognized compensation cost related to non-vested restricted stock that is expected to be recognized over a weighted average period of 2.3 years.

NOTE 3 EMPLOYEE BENEFIT PLANS

The Company maintains a non-contributory defined benefit pension plan for its domestic employees and a non-contributory postretirement plan that provides medical benefits for certain domestic retirees and eligible dependents. The following table sets forth the components of net periodic benefit cost for the three months ended September 30, 2006 and 2005 based on a September 30 measurement date:

                                                          Other
                                        Pension      postretirement
                                        benefits        benefits
                                     -------------   --------------
(In thousands)                        2006    2005     2006   2005
                                     -----   -----     ----   ----
Service cost                         $ 485   $ 457     $ 56   $ 44
Interest cost                          595     625      122    125
Expected return on plan assets        (918)   (910)      --     --
Amortization of prior service cost     (28)    (29)      (9)   (45)
Amortization of net loss               318     248       59     40
                                     -----   -----     ----   ----
Net periodic benefit cost            $ 452   $ 391     $228   $164
                                     =====   =====     ====   ====

The following table sets forth the components of net periodic benefit cost for the nine months ended September 30, 2006 and 2005 based on a September 30 measurement date:

                                                              Other
                                                         postretirement
                                      Pension benefits      benefits
                                     -----------------   --------------
(In thousands)                         2006      2005     2006    2005
                                     -------   -------    ----   ------
Service cost                         $ 1,455   $ 1,371    $168   $ 132
Interest cost                          1,785     1,875     365     375
Expected return on plan assets        (2,754)   (2,730)     --      --
Amortization of prior service cost       (84)      (87)    (27)   (135)
Amortization of net loss                 954       744     178     120
                                     -------   -------    ----   -----
Net periodic benefit cost            $ 1,356   $ 1,173    $684   $ 492
                                     =======   =======    ====   =====

The Company did not make a contribution in 2006, because the return on assets as of the annual measurement date of September 30, 2006 was sufficient.

The Company also disclosed in its financial statements for the year ended December 31, 2005 that it estimated it would pay $1.0 million in other postretirement benefits in 2006. As of September 30, 2006, $741,000 of such benefits were paid. The Company continues to believe that its estimated payments for the full year are reasonable. Note that the amount of benefits paid in calendar year 2006 will not impact the expense for postretirement benefits for the current year.

NOTE 4 GUARANTEES

The Company guarantees the debt of the Badger Meter Officers' Voting Trust ("BMOVT"), from which the BMOVT obtained loans from a bank on behalf of the officers of the Company in order to purchase shares of the Company's Common Stock. The officers' loan amounts are collateralized by the Company's shares that were purchased with the loans' proceeds. There have been no loans made to officers by the BMOVT since July 2002. The Company has guaranteed $0.5 million and $1.1 million of the BMOVT's debt at September 30, 2006 and December 31, 2005, respectively. The current loan matures in April 2007, at which time it is expected to be renewed. The fair market value of this guarantee at September 30, 2006 continues to be insignificant because the collateral value of the shares exceeds the loan amount. It is the Company's intention to eliminate the BMOVT by December 31, 2010, because it no longer fulfills its original purpose of providing officers with loans to purchase Common Stock. The Company has no other off-balance sheet arrangements.

The Company guarantees the outstanding debt of the Badger Meter Employee Savings and Stock Ownership Plan ("ESSOP") that is recorded in long-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders' equity. The loan amount is collateralized by shares of the Company's Common Stock. A payment of $120,000 in the first quarter of 2006 reduced the loan from $0.9 million at December 31, 2005 to $0.8 million at September 30, 2006.

NOTE 5 COMPREHENSIVE INCOME (LOSS)


Total comprehensive income (loss) of ($0.5) million and $3.6 million were recognized for the three-month periods ended September 30, 2006 and 2005, respectively. Foreign currency translation adjustments included in comprehensive income (loss) for the three-month periods ended September 30, 2006 and 2005 were a $27,000 gain and a ($0.2) million loss, respectively. Total comprehensive income was $8.6 million and $9.7 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Foreign currency translation adjustments included in comprehensive income for the nine-month periods ended September 30, 2006 and 2005 were a $0.8 million gain and a ($1.8) million loss, respectively.


NOTE 6 FRENCH OPERATIONS SHUTDOWN

Throughout 2006, the Company continued to evaluate strategic alternatives with respect to its subsidiaries in Nancy, France, including potential restructuring, sale or shutdown. In the third quarter of 2006, the Company began the process under French law to obtain the required approvals to shut down the operations.


In the third quarter of 2006, the Company also recorded $3.7 million of after-tax charges related to the anticipated shutdown of its French operations. These charges included increased reserves for receivables and inventories totaling $1.9 million, recording an impairment of long-lived assets of $1.3 million (primarily included in selling, engineering and administration in the Consolidated Condensed Statement of Operations), and recognizing liabilities for legally required severance costs of $0.5 million. The long-lived asset group includes the intangible assets and fixed assets of the French operations. As a result of the continued operating losses, the anticipated shutdown of the Company's French operations, and the carrying amount of the long-lived asset group exceeding the expected undiscounted future cash flows, the impairment charge of $1.3 million was recognized for the difference between the carrying value of the asset group and the fair value, based on an appraisal.


See Note 10 Subsequent Event for further discussion of action taken subsequent to September 30, 2006 and anticipated future costs associated with the shutdown of the Company's French operations.

NOTE 7 INCOME TAXES


The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate. The effective tax rate for the third quarter of 2006 was 136.4% compared to 37.5% for the same period in 2005, and 51.5% compared to 40.3% for the nine-month periods ended September 30, 2006 and 2005, respectively. The effective tax rates for the third quarter and nine months ended September 30, 2006 were affected by the shutdown charges recorded as a result of the anticipated shutdown of the Company's French operations. Additionally, the effective tax rates were also higher than the statutory rate due to the continuing operating losses from the French operations. Consistent with prior periods, no tax benefit was taken for French-related operating losses due to uncertainties surrounding the ultimate realization of such benefits.

NOTE 8 CONTINGENCIES AND LITIGATION

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

NOTE 9 ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt FIN 48 on January 1, 2007 and is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial condition, results of operations and cash flows.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158), which requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, SFAS 158 requires the Company to measure the funded status of a plan as of the date of its fiscal year-end. The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements are effective for the Company as of December 31, 2006, while the requirement to measure the funded status as of fiscal year-end is not effective for the Company until December 31, 2008. The company is currently evaluating the impact that the adoption of SFAS 158 will have on its consolidated financial position, results of operations and cash flows.

NOTE 10 SUBSEQUENT EVENT


On October 16, 2006, the Board of Directors authorized management to shut down the Company's French subsidiaries. French operations are expected to cease by the end of fiscal 2006. The Company currently estimates that the shutdown of the French subsidiaries will result in after-tax charges ranging from $6.0 million to $8.0 million. In the third quarter of 2006, $3.7 million of after-tax charges were recognized, with the remainder to be recognized as the operations wind down, assets are liquidated and liabilities are settled. Upon substantial completion of the shutdown, the results of operations will be eliminated from the continuing operations of the Company and be presented as discontinued operations.

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

          There is a base level of annual business for utility products driven by replacement units and, to a lesser extent, housing starts. Sales above the base level depend on conversions to AMR away from manual read meters. The Company believes that conversion from local read meters to AMR products can accelerate replacements of meters and result in growth, because it is estimated that only 20-25% of the water meter market has been converted to AMR. Badger Meter's strategy is to solve customers' metering needs with its proprietary meter reading systems or other systems available through alliances within the marketplace.

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

BUSINESS TRENDS


          For several quarters, the Company has carefully evaluated strategic alternatives for its subsidiaries in Nancy, France, including restructuring, sale or shutdown. In the third quarter of 2006, the Company began the process under French law to obtain the approvals to close the operation. On October 16, 2006, the decision was finalized and operations are expected to cease by the end of 2006. The Company currently estimates that this will result in after-tax charges ranging from $6.0 million to $8.0 million. In the third quarter of 2006, $3.7 million of charges were recognized, with the remainder to be recognized as the operations wind down, assets are liquidated and liabilities are settled.



          As noted above, the Company sells AMR products of other companies as well as its own proprietary product, Orion(R). The Company currently has a distribution agreement under which it resells products produced by Itron, Inc. Prior to the Company's introduction of its own proprietary Orion(R) products, Itron(R) water utility related products were a significant contributor to the Company's results. The Company's Orion(R) products directly compete with Itron(R) water AMR products and, in recent years, many of the Company's customers have selected Orion(R) products. As a result, the Company's annual 2005 sales of Itron(R) products decreased approximately 12%, while Orion(R) sales doubled compared to 2004. This trend continued as sales of Itron(R) products decreased approximately 6%, 13% and 17% in the first, second and third quarters of 2006 respectively, while Orion(R) sales increased 43%, 20% and 63% compared to the corresponding periods of 2005. The Company expects this trend to continue, although it also believes that Itron(R) products will remain a significant component of utility sales. Decreases in sales of Itron(R) products have been offset by increases in sales of Orion(R) products, which produce a higher gross margin than the Itron(R) products. As a result, the Company does not expect this trend to have a material negative impact on the Company's financial position or results of operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006


          The net income for the quarter reflects approximately $3.7 million of after-tax charges related to the planned disposal of the Company's French operations. See the discussion above regarding the decision to shut down the Company's French operations. These charges included increasing reserves for receivables and inventories, recording an impairment of long-lived assets, and recognizing liabilities for legally required severance costs. Additional charges are anticipated in future periods as operations wind down and the actual liquidation occurs.



          The following tables reconcile consolidated condensed statements of operations to similar data on a pro forma basis and is included to supplement the consolidated condensed financial statements presented in accordance with generally accepted accounting principles (GAAP). Management uses the net earnings (loss) without shutdown charges for the its French operations or without the French operating losses in its internal performance reporting. Management believes that these non-GAAP financial measures are useful for providing investors with additional insight into the Company's operating performance because it eliminates from reported results the effects of the charges associated with the French shutdown and the operating losses from the French operations, both of which will be included in discontinued operations once the liquidation process is completed. Therefore, these non-GAAP financial measures enhance investors' overall understanding of the Company's ongoing operations. Non-GAAP performance measures should be considered in addition to, and not as a substitute for, results prepared in accordance with GAAP.


            Pro Forma Consolidated Condensed Statements of Operations

                      Three Months Ended September 30, 2006
                                   (Unaudited)
                (In thousands except share and per share amounts)

                                                                                                          Pro Forma
                                                                              Pro Forma                    Without
                                                                  French       Without                      French
                                                               Operations'      French        French      Shutdown &
                                                                 Shutdown      Shutdown     Operating     Operating
                                               As Reported       Charges       Charges        Losses        Losses
                                               -----------     -----------   -----------   -----------   -----------
Net sales                                      $    62,980     $        --   $    62,980   $     2,781   $    60,199
Cost of sales                                       46,679          (2,047)       44,632         2,324        42,308
                                               -----------     -----------   -----------   -----------   -----------
Gross margin                                        16,301          (2,047)       18,348           457        17,891
Selling, engineering and
   administration                                   14,363          (2,094)       12,269           987        11,282
                                               -----------     -----------   -----------   -----------   -----------
Operating earnings                                   1,938          (4,141)        6,079          (530)        6,609
Interest expense                                       511              --           511            52           459
                                               -----------     -----------   -----------   -----------   -----------
Earnings before income taxes                         1,427          (4,141)        5,568          (582)        6,150
Provision for income taxes                           1,946            (399)        2,345            --         2,345
                                               -----------     -----------   -----------   -----------   -----------
Pro forma net earnings (loss)                  $      (519)    $    (3,742)  $     3,223   $      (582)  $     3,805
                                               ===========     ===========   ===========   ===========   ===========
Per share amounts:
   As reported and pro forma earnings (loss)
      per share:
      Basic                                    $      (.04)    $      (.27)  $       .23   $      (.04)  $       .27
      Diluted                                  $      (.04)    $      (.26)  $       .22   $      (.04)  $       .27
Shares used in computation of reported and
   pro forma earnings (loss) per share:
      Basic                                     13,935,229      13,935,229    13,935,229    13,935,229    13,935,229
                                               ===========     ===========   ===========   ===========   ===========
      Diluted                                   13,935,229(a)   14,356,475    14,356,475    14,356,475    14,356,475
                                               ===========     ===========   ===========   ===========   ===========

(a) As a result of the loss recognized in the third quarter of 2006, the impact of potential common shares related to stock-based compensation is anti-dilutive and therefore excluded from the weighted average shares outstanding used to calculate dilutive loss per share.

            Pro Forma Consolidated Condensed Statements of Operations


                      Three Months Ended September 30, 2005
                                   (Unaudited)
                (In thousands except share and per share amounts)

                                                                                                         Pro Forma
                                                                             Pro Forma                    Without
                                                                 French       Without                      French
                                                              Operations'      French        French      Shutdown &
                                                                Shutdown      Shutdown     Operating     Operating
                                                As Reported     Charges       Charges        Losses        Losses
                                                -----------   -----------   -----------   -----------   -----------
Net sales                                       $    54,194       $--       $    54,194   $     3,276   $    50,918
Cost of sales                                        35,540        --            35,540         2,908        32,632
                                                -----------       ---       -----------   -----------   -----------
Gross margin                                         18,654        --            18,654           368        18,286
Selling, engineering and
   administration                                    12,156        --            12,156           888        11,268
                                                -----------       ---       -----------   -----------   -----------
Operating earnings                                    6,498        --             6,498          (520)        7,018
Interest expense                                        402        --               402            28           374
                                                -----------       ---       -----------   -----------   -----------
Earnings before income taxes                          6,096        --             6,096          (548)        6,644
Provision for income taxes                            2,285        --             2,285            --         2,285
                                                -----------       ---       -----------   -----------   -----------
Pro forma net earnings (loss)                   $     3,811       $--       $     3,811   $      (548)  $     4,359
                                                ===========       ===       ===========   ===========   ===========
Per share amounts:
   As reported and pro forma earnings (loss)
      per share:
      Basic                                     $       .28       $--       $       .28   $      (.04)  $       .32
      Diluted                                   $       .27       $--       $       .27   $      (.04)  $       .31
Shares used in computation of reported and
   pro forma earnings (loss) per share:
      Basic                                      13,522,144        --        13,552,144    13,552,144    13,552,144
                                                ===========       ===       ===========   ===========   ===========
      Diluted                                    14,194,848        --        14,194,848    14,194,848    14,194,848
                                                ===========       ===       ===========   ===========   ===========

          Net sales for the three-month period ended September 30, 2006 increased $8.8 million, or 16.2%, over the same period in 2005. The overall sales increase was driven by increased sales in both local read and AMR meters as well as significant increases in commercial meters, all caused by volume increases, and by higher industrial sales.

          Residential and commercial water meter sales represented 78.4% of total sales in the third quarter of 2006 compared to 75.2% in the third quarter of 2005. These sales increased $8.6 million to $49.4 million compared to $40.8 million in the same period in 2005 due to increased sales of local (or manual) read water meter units, units utilizing AMR technologies and commercial meters. Most notable in the increase of AMR technologies was the increase in sales of the Company's proprietary AMR product, Orion(R), which increased approximately 63% over the amount sold in the third quarter of 2005. The increase in Orion(R) sales was somewhat offset by sales decreases in other AMR technologies, particularly Itron(R).

          Industrial sales were affected by economic conditions, domestically and internationally, in each of the markets served by the various product lines. In total, industrial products represented 21.6% of total sales for the three months ended September 30, 2006 compared to 24.8% for the same period in 2005. Industrial sales increased $0.2 million to $13.6 million in the third quarter of 2006 compared to $13.4 million in the third quarter of 2005. The increase in sales was driven primarily by higher sales of electromagnetic meters, automotive fluid meters and valves, offset somewhat by lower sales of automotive systems sold by the Company's French subsidiary.

          Gross margins in total for the third quarter of 2006 were 25.9%, which includes the effects of the French shutdown charges. Without the Company's French shutdown charges and operating results, the gross margins would have been 29.7% compared to 35.9% in the third quarter of 2005 on a pro forma basis. (See the discussion above on non-GAAP financial measures.) The decrease in this pro forma gross margin was due to the Company experiencing considerable cost increases on purchased castings due to increased prices of raw material metals, particularly copper, which is a main component in purchased brass castings. The Company was unable to recoup all of these cost increases in the third quarter, although price increases were implemented in August 2006 to recover a portion of the increased cost of materials. It is the Company's belief that it will take several quarters for the price increases to fully offset the increased costs. Gross margins were also negatively affected by the net impact of lower margins on automotive fluid meters and related systems due to competition and to charges associated with the development and introduction of a fixed-based technology product. These were offset somewhat by higher residential meter margins due to the higher mix of AMR products, particularly the Orion(R) product, which carries higher margins.

          Selling, engineering and administration costs for the third quarter of 2006 increased 18.2% over the same period in 2005 due primarily to the shutdown charges for the French operations. Without the Company's French shutdown and operating charges, these expenses were essentially flat between periods on a pro forma basis, reflecting continuing cost containment efforts, offset by normal inflationary pressures. (See the discussion above on non-GAAP financial measures.) In addition, the third quarter of 2006 includes $30,000 of additional compensation expense due to expensing stock options to comply with SFAS 123(R), "Share-Based Payment".

          Interest expense for the third quarter of 2006 was $0.1 million higher than the same period in the prior year primarily due to higher interest rates.

          The effective tax rate for the third quarter of 2006 was 136.4% due to the uncertainty of tax benefiting certain of the French shutdown charges, compared to 37.5% for the third quarter of 2005. Without the Company's French shutdown charges and operating charges, the effective tax rate would be 38.1% compared to 34.4% in the third quarter of 2005. (See the discussion above on non-GAAP financial measures.) The lower than anticipated rate on a pro forma basis for the third quarter of 2005 was the result of adjustments made to the annual estimated rate.


          As a result of the above-mentioned items, there was a ($0.5) million net loss for the third quarter of 2006. On a diluted earnings per share basis, this equated to ($0.04) per share. Without the Company's French shutdown charges and operating charges, pro forma net earnings for the third quarter of 2006 were $3.8 million compared to net earnings in the third quarter of 2005 of $4.4 million, or $0.27 compared to $0.31, respectively, on a diluted earnings per share basis. (See the discussion above on non-GAAP financial measures.)

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2006

          The net income for the year-to-date results reflects approximately $3.7 million of after-tax charges related to the planned shutdown of the Company's French operations. See the discussion above regarding the decision to shut down the Company's French operations. These charges included increasing reserves for receivables and inventories, recording an impairment of long-lived assets, and recognizing liabilities for legally required severance costs. Additional charges are anticipated in future periods as operations wind down and the actual liquidation occurs.


          The following tables reconcile consolidated condensed statements of operations to similar data on a pro forma basis and is included to supplement the consolidated condensed financial statements presented in accordance with generally accepted accounting principles (GAAP). Management uses the net earnings (loss) without shutdown charges for the Company's French operations or without the French operating losses in its internal performance reporting. Management believes that these non-GAAP financial measures are useful for providing investors with additional insight into the Company's operating performance because it eliminates from reported results the effects of the charges associated with the French shutdown and the operating losses from the French operations, both of which will be included in discontinued operations once the liquidation process is completed. Therefore, these non-GAAP financial measures enhance investors' overall understanding of the Company's ongoing operations. Non-GAAP performance measures should be considered in addition to, and not as a substitute for, results prepared in accordance with GAAP.


            Pro Forma Consolidated Condensed Statements of Operations

                      Nine Months Ended September 30, 2006
                                   (Unaudited)
                (In thousands except share and per share amounts)

                                                                                         Pro Forma
                                                             Pro Forma                    Without
                                                 French       Without                      French
                                              Operations'      French        French      Shutdown &
                                     As         Shutdown      Shutdown     Operating     Operating
                                  Reported      Charges       Charges        Losses        Losses
                                -----------   -----------   -----------   -----------   -----------
Net sales                       $   186,421   $        --   $   186,421   $     9,393   $   177,028
Cost of sales                       128,413        (2,047)      126,366         8,846       117,520
                                -----------   -----------   -----------   -----------   -----------
Gross margin                         58,008        (2,047)       60,055           547        59,508
Selling, engineering and
   administration                    40,692         2,094        38,598         2,937        35,661
                                -----------   -----------   -----------   -----------   -----------
Operating earnings                   17,316        (4,141)       21,457        (2,390)       23,847
Interest expense                      1,312            --         1,312           146         1,166
                                -----------   -----------   -----------   -----------   -----------
Earnings before income taxes         16,004        (4,141)       20,145        (2,536)       22,681
Provision for income taxes            8,243          (399)        8,642            (3)        8,645
                                -----------   -----------   -----------   -----------   -----------
Pro forma net earnings (loss)   $     7,761   $    (3,742)  $    11,503   $    (2,533)  $    14,036
                                ===========   ===========   ===========   ===========   ===========
Per share amounts:
   As reported and pro forma
      earnings (loss) per
      share:
      Basic                     $       .56   $      (.27)  $       .83   $      (.18)  $      1.01
      Diluted                   $       .55   $      (.26)  $       .81   $      (.18)  $       .99
Shares used in computation of
   reported and pro forma
   earnings (loss) per share:
      Basic                      13,831,668    13,831,668    13,831,668    13,831,668    13,831,668
                                ===========   ===========   ===========   ===========   ===========
      Diluted                    14,207,310    14,207,310    14,207,310    14,207,310    14,207,310
                                ===========    ==========   ===========   ===========   ===========

            Pro Forma Consolidated Condensed Statements of Operations

                      Nine Months Ended September 30, 2005
                                   (Unaudited)
                (In thousands except share and per share amounts)

                                                                                         Pro Forma
                                                             Pro Forma                    Without
                                                 French       Without                      French
                                              Operations'      French        French      Shutdown &
                                     As         Shutdown      Shutdown     Operating     Operating
                                  Reported      Charges       Charges        Losses        Losses
                                -----------   -----------   -----------   -----------   -----------
Net sales                       $   166,058       $--       $   166,058   $    11,246   $   154,812
Cost of sales                       107,965        --           107,965         9,268        98,697
                                -----------       ---         ---------   -----------   -----------
Gross margin                         58,093        --            58,093         1,978        56,115
Selling, engineering and
   administration                    37,610        --            37,610         2,825        34,785
                                -----------       ---         ---------   -----------   -----------
Operating earnings                   20,483        --            20,483          (847)       21,330
Interest expense                      1,177        --             1,177            76         1,101
                                -----------       ---         ---------   -----------   -----------
Earnings before income taxes         19,306        --            19,306          (923)       20,229
Provision for income taxes            7,780        --             7,780            23         7,757
                                -----------       ---       -----------   -----------   -----------
Pro forma net earnings (loss)   $    11,526       $--       $    11,526   $      (946)  $    12,472
                                ===========       ===       ===========   ===========   ===========
Per share amounts:
   As reported and pro forma
      earnings (loss) per
      share:
      Basic                     $       .86       $--       $       .86   $      (.07)  $       .93
      Diluted                   $       .82       $--       $       .82   $      (.07)  $       .89
Shares used in computation of
   reported and pro forma
   earnings (loss) per share:
      Basic                      13,458,804        --        13,458,804    13,458,804    13,458,804
                                ===========       ===       ===========   ===========   ===========
      Diluted                    14,008,537        --        14,008,537    14,008,537    14,008,537
                                ===========       ===       ===========   ===========   ===========

          Net sales for the nine-month period ended September 30, 2006 increased $20.4 million, or 12.3%, over the same period in 2005. The overall sales increase was driven by increased sales in both local read and AMR meters as well as significant increases in commercial meters, all caused by volume increases.

          Residential and commercial water meter sales represented 77.2% of total sales for the first nine months of 2006 compared to 74.4% for the same period in 2005. These sales increased $20.3 million to $143.9 million compared to $123.6 million in the same period in 2005 due to increased sales of local (or manual) read water meter units, units utilizing AMR technologies, and commercial meters. Most notable in the increase of AMR technologies was the increase in sales of the Company's proprietary AMR product, Orion(R), which increased 40.7% over the amount sold in the first nine months of 2005. This was mitigated somewhat by sales decreases in other AMR technologies, particularly Itron(R).

          Industrial sales were affected by economic conditions, domestically and internationally, in each of the markets served by the various product lines. In total, industrial products represented 22.8% of total sales for the nine months ended September 30, 2006 compared to 25.6% for the same period in 2005. Industrial sales increased less than $0.1 million to $42.5 million for the first nine months of 2006 compared to $42.4 million for the same period in 2005. Most industrial product lines had modest increases, while the automotive systems products sold by the Company's French subsidiary decreased.

          Gross margins in total for the first nine months of 2006 were 31.1%, which includes the effects of the Company's French shutdown charges. Without the Company's French shutdown charges and operating results, the gross margins would have been 33.6% compared to 36.2% for the same period in 2005 on a pro forma basis. (See the discussion above on non-GAAP financial measures.) This decrease in gross margin was due to the Company experiencing considerable cost increases on purchased castings due to increased prices of raw material metals, particularly copper, which is a main component in purchased brass castings. The Company was unable to recoup all of these cost increases, although price increases were implemented in the third quarter of 2006 to recover a portion of the increased cost of materials. It is the Company's belief that it will take several quarters for the price increases to fully offset the increased costs. Gross margins were also negatively affected by the net impact of lower margins on automotive fluid meters and related systems due to competition and to charges associated with the development and introduction of a fixed-based technology product. These were offset somewhat by higher residential meter margins due to the higher mix of AMR products, particularly the Orion(R) product, which carries higher margins.

          Selling, engineering and administration costs for the nine months ended September 30, 2006 increased 8.2% over the same period in 2005 due in part to the shutdown charges for the French operations. Without the Company's French shutdown and operating charges, these expenses would have increased $0.9 million, or 2.5%, as a result of higher sales levels and normal inflation, offset somewhat by cost containment measures. (See the discussion above on non-GAAP financial measures.) In addition, this nine-month period of 2006 includes $241,000 of additional compensation expense due to expensing stock options to comply with SFAS 123(R), "Share-Based Payment".

          Interest expense for the first nine months of 2006 was $0.1 million higher than the same period in the prior year primarily due to higher interest rates.

          The effective tax rate for the nine months ended September 30, 2006 was 51.5% which is higher than normal due to the uncertainty of tax benefiting certain of the French shutdown charges, compared to 40.3% for the same period in 2005. Without the Company's French shutdown charges and operating charges, the pro forma effective tax rate would be 38.3% for both the nine months ended September 30, 2006 and 2005. (See the discussion above on non-GAAP financial measures.)


          As a result of the above-mentioned items, net income for the nine months ended September 30, 2006 was $7.8 million. On a diluted earnings per share basis, this equated to $0.55 per share. Without the Company's French shutdown and operating charges, pro forma net earnings for this period would have been $14.0 million compared to $12.5 million for the same period in 2005. (See the discussion above on non-GAAP financial measures.) On a pro forma diluted earnings per share basis, the Company earned $0.99 for the nine months ended September 30, 2006 compared to $0.89 for the same period in 2005.


LIQUIDITY AND CAPITAL RESOURCES

          The main sources of liquidity for the Company typically are cash provided by operations and borrowing capacity. For the first nine months of 2006, $6.3 million of cash was provided by operations, primarily as the net result of increased earnings adjusted for depreciation and amortization, offset by increased inventory and receivables.

          The change in the receivables balance from $30.5 million at December 31, 2005 to $41.3 million at September 30, 2006 was primarily due to increased sales and the timing of certain customer payments. Days' sales outstanding has increased slightly, although the Company believes credit risk is consistent with the prior year.

          Inventories at September 30, 2006 have increased $0.8 million to $32.8 million from the December 31, 2005 balance of $32.0 million due primarily to increased sales and higher material costs, particularly on brass castings, offset by increased reserves resulting from the decision to shut down the Company's French operations.


          Net property, plant and equipment increased $2.3 million since December 31, 2005. This is the net result of $7.9 million of capital expenditures, $5.0 million of depreciation expense, the effects of currency adjustments, and impairment charges related to the French operations.


          Short-term debt and the current portion of long-term debt at September 30, 2006 increased $9.1 million to a combined $25.4 million versus a balance at December 31, 2005 of $16.3 million. Long-term debt decreased to $6.5 million at September 30, 2006 from $15.4 million at December 31, 2005. Overall, the Company's total debt position has increased slightly due to changes in working capital accounts. Total debt is 28.0% of total capitalization (debt and equity) at September 30, 2006 compared to 30.1% at December 31, 2005. At September 30, 2006, none of the Company's debt carried financial covenants or required collateral.

          Payables increased to $16.1 million at September 30, 2006 from $11.5 million at December 31, 2005 primarily as a result of the timing of payments and increased inventory levels. Accrued compensation and employee benefits decreased $0.8 million since December 31, 2005 to $5.6 million due to the first quarter 2006 payments of short-term incentive amounts accrued at December 31, 2005, offset somewhat by costs accrued for 2006 year-to-date expenses.

          Common stock and capital in excess of par value increased from December 31, 2005 due to new shares issued in connection with the exercise of stock options. Employee benefit stock decreased as a result of a payment made on the ESSOP loan during the first quarter of 2006, amortization of nonvested stock expense and the adoption of SFAS 123(R), which required the reclassification of amounts from employee benefit stock to capital in excess of par value.

          Badger Meter's financial condition remains strong. The Company believes that its operating cash flows, available borrowing capacity, including $31.9 million of unused credit lines, and its ability to raise additional capital provide adequate resources to fund ongoing operating requirements, future capital requirements and the development of new products.

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

ACCOUNTING PRONOUNCEMENTS

          The Company began expensing the fair value of stock options on January 1, 2006 when it adopted SFAS 123(R), "Share-Based Payment". See Note 2 to the Notes to Unaudited Consolidated Condensed Financial Statements in this Form 10-Q for information regarding this accounting change.

          In June 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt FIN 48 on January 1, 2007 and is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial condition, results of operations and cash flows.


          In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS
158), which requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, SFAS 158 requires the Company to measure the funded status of a plan as of the date of its fiscal year-end. The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements are effective for the Company as of December 31, 2006, while the requirement to measure the funded status as of fiscal year-end is not effective for the Company until December 31, 2008. The Company is currently evaluating the impact that the adoption of SFAS 158 will have on its consolidated financial position, results of operations and cash flows.


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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2006. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2006 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to management by others within those entities as appropriate to allow timely decisions regarding disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Control over Financial Reporting

          There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                        BADGER METER, INC.


Dated: October 31, 2006                 By /s/ Richard A. Meeusen
                                           -------------------------------------
                                           Richard A. Meeusen
                                           Chairman, President and Chief
                                           Executive Officer


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


                                        By /s/ Beverly L.P. Smiley
                                           -------------------------------------
                                           Beverly L.P. Smiley
                                           Vice President - Controller

                               BADGER METER, INC.

        QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2006

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