Form 10-K
period 2006-12-31
BADGER METER INC
filed 2007-03-06
CIK 9092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the fiscal year ended December 31, 2006

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

The aggregate market value of the Common Stock held by non-affiliates of the Company as of June 30, 2006 was $355,828,383. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $27.00 per share, the closing price of the Common Stock as reported on the American Stock Exchange on June 30, 2006, and (ii) each of the executive officers and directors is deemed to be an affiliate of the Company.

As of February 13, 2007, there were 14,192,176 shares of Common Stock outstanding with a par value of $1 per share.

Portions of the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year, are incorporated by reference from the definitive Proxy Statement into Part III.

Special Note Regarding Forward Looking Statements

Certain statements contained in this Form 10-K, as well as other information provided from time to time by the Company or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties that include, among other things:

•	the continued shift in the Company’s business from lower cost, local read meters toward more expensive, value-added automatic meter reading (AMR) systems;

•	the success or failure of newer Company products, including the Orion® radio frequency AMR system, the absolute digital encoder (ADEtm) and the Galaxy® fixed network AMR system;

•	changes in competitive pricing and bids in both the domestic and foreign marketplaces, and particularly in continued intense price competition on government bid contracts for lower cost, local read meters;

•	the actions (or lack thereof) of the Company’s competitors;

•	changes in the Company’s relationships with its alliance partners, primarily its alliance partners that provide AMR connectivity solutions, and particularly those that sell products that do or may compete with the Company’s products;

•	changes in the general health of the United States and foreign economies, including housing starts in the United States and overall industrial activity;

•	increases in the cost and/or availability of needed raw materials and parts, including recent increases in the cost of brass housings as a result of increases in the commodity prices for copper and zinc at the supplier level and resin as a result of increases in petroleum and natural gas prices;

•	the ability of the Company to maximize the value of the remaining assets in its discontinued French operations;

•	changes in foreign economic conditions, particularly currency fluctuations between the United States dollar and the euro;

•	the loss of certain single-source suppliers; and

•	changes in laws and regulations, particularly laws dealing with the use of lead (which can be used in the manufacture of certain meters incorporating brass housings) and Federal Communications Commission rules affecting the use and/or licensing of radio frequencies necessary for AMR products.

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

Markets and Products

The Company is a leading marketer and manufacturer of products using flow measurement and control technologies developed both internally and with other technology companies. Its products are used to measure and control the flow of liquids in a variety of applications. The Company’s product lines fall into two general categories, utility and industrial. The utility category is comprised of two product lines, residential and commercial water meters (with various automatic meter reading (AMR) technology systems), which are generally sold to water utilities and constitute a majority of the Company’s sales. Industrial product line sales comprise the remainder of the Company’s sales and include automotive fluid meters, small precision valves, electromagnetic meters, impeller flow meters and industrial process meters (all with related accessories and instrumentation).

Residential and commercial water meters and related systems are classified as local (or manual) read meters or AMR products. Local read meters consist of a water meter and a register. With AMR meters, the register digitally encodes the mechanical reading and its radio frequency transmitter communicates the data to a computerized system that collects the data and sends it to specific utility computerized programs. Net sales and the corresponding net earnings depend on unit volume and mix of products, with the Company generally earning higher margins on residential AMR products (the impact of AMR on commercial products is not as significant given the higher sales prices of commercial meters). The Company sells AMR products of other companies as well as its own proprietary products, Orion® and the Galaxy® fixed network AMR system. Proprietary products generally have higher margins than the other AMR products. Net sales and the corresponding net earnings are therefore also dependent on the mix of AMR products between proprietary and non-proprietary products. Orion® is currently being sold as a walk-by/drive-by system, but also has the ability to connect with a variety of other technologies, such as power line carrier, broadband over power line, municipal WI-FI and radio frequency systems to allow for remote reading of the data. The Galaxy® fixed network AMR system was introduced in late 2005 and has had limited sales to date.

The base level of annual business for utility products is driven by replacement units and, to a much lesser extent, housing starts. Sales above the base level depend on conversions to AMR away from manual read meters. The Company believes that conversion from local read meters to AMR products can accelerate replacements of meters and result in growth, because it is estimated that only 20-25% of the water meter market has been converted to AMR. Badger Meter’s strategy is to solve customers’ metering needs with its proprietary meter reading systems or other systems available through alliances within the marketplace.

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

The Company’s products are primarily manufactured and assembled in the Company’s Milwaukee, Wisconsin; Tulsa, Oklahoma; Nogales, Mexico; and Brno, Czech Republic facilities. Products are also assembled in the Company’s Stuttgart, Germany facility.

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

Competition

There are competitors in each of the markets in which the Company sells its products, and the competition varies from moderate to intense. Major competitors include Sensus Metering Systems, Inc., Neptune Technologies and AMCO Water Metering Systems for utility water meters. The Company’s primary competitor for the water utility AMR products is Itron, Inc. While the Company sells its own proprietary AMR systems (e.g., Orion®), it is also a reseller of the Itron products. A number of the Company’s competitors in certain markets have greater financial resources. The Company believes it currently provides the leading technology in water meters and AMR systems for water utilities. As a result of significant research and development activities, the Company enjoys favorable patent positions for several of its products.

Backlog

The dollar amounts of the Company’s total backlog of unshipped orders at December 31, 2006 and 2005 were $25.1 million and $28.6 million, respectively. The backlog is comprised of firm orders and signed contractual commitments, or portions of such commitments, that call for shipment within 12 months. Backlog can be significantly affected by the timing of orders for large utility projects.

Raw Materials

Raw materials used in the manufacture of the Company’s products include metal or alloys (such as bronze, which uses copper as its main component, aluminum, stainless steel, cast iron, brass and stellite), plastic resins, glass, microprocessors and other electronic subassemblies and components. There are multiple sources for these raw materials, but the Company purchases most bronze castings and certain electronic subassemblies from single suppliers. The Company believes these items would be available from other sources, but that the loss of its current suppliers would result in higher cost of materials, delivery delays, short-term increases in inventory and higher quality control costs in the short term. The Company carries business interruption insurance on key suppliers. World commodity markets may also affect prices.

Research and Development

Expenditures for research and development activities relating to the development of new products, improvement of existing products and manufacturing process improvements were $5.5 million in 2006, compared to $5.3 million in 2005, and $4.6 million during 2004. Research and development activities are primarily sponsored by the Company. The Company also engages in some joint research and development with other companies.

Intangible Assets

The Company owns or controls many patents, trademarks, trade names and license agreements in the United States and other countries that relate to its products and technologies. No single patent, trademark, trade name or license is material to the Company’s business as a whole.

Environmental Protection

The Company is subject to contingencies relative to compliance with federal, state and local provisions and regulations relating to the protection of the environment. Currently, the Company is in the process of resolving environmental issues related to two landfill sites. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Expenditures during 2006, 2005 and 2004 for compliance with environmental control provisions and regulations were not material and the Company does not anticipate any material future expenditures.

Employees

The Company and its subsidiaries employed 1,113 persons at December 31, 2006, 222 of whom are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The Company is currently operating under a four-year contract with the union, which expires October 31, 2008. The Company believes it has good relations with the union and all of its employees.

Foreign Operations and Export Sales

The Company has distributors and sales representatives throughout the world. Additionally, the Company has a sales, assembly and distribution facility near Stuttgart, Germany; sales and customer service offices in Mexico, Singapore and Slovakia; a manufacturing facility in Nogales, Mexico; and a manufacturing and sales facility in Brno, Czech Republic. The Company exports products from the United States that are manufactured in Milwaukee, Wisconsin and Tulsa, Oklahoma.

Information about the Company’s foreign operations and export sales is included in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K.

Financial Information about Industry Segments

The Company operates in one industry segment as a marketer and manufacturer of flow measurement and control products as described in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Shareholders, potential investors and other readers are urged to consider the significant business risks described below in addition to the other information set forth or incorporated by reference in this 2006 Annual Report on Form 10-K. If any of the events contemplated by the following risks actually occur, our financial condition or results of operations could be materially adversely affected. The following list of risk factors may not be exhaustive. We operate in a continually changing business, economic and geopolitical environment, and new risk factors may emerge from time to time. We can neither predict these new risk factors nor assess the impact, if any, on the business, or the extent to which any factor, or combination of factors, may cause the actual results of operations to differ materially.

Competitive pressures in the marketplace could decrease revenues and profits:

Competitive pressures in the marketplace for our products could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. We operate in an environment where competition varies from moderate to intense and a number of our competitors have greater financial resources. Our competitors also include alliance partners that sell products that do or may compete with our products, particularly those that provide automatic meter reading (AMR) connectivity solutions. The principal elements of competition for our most significant product lines, residential and commercial water meters (with various AMR technology systems) for the utility market, are price, product technology, quality and service. The competitive environment is also affected by the movement toward AMR technologies away from local (or manual) read meters, the demand for replacement units and, to a lesser extent, the number of housing starts in the United States. For our industrial products, the competitive environment is affected by the general economic health of the industrial sectors in the United States and Europe.

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

The inability to obtain adequate supplies of raw materials could decrease profit margins and hinder timely delivery to customers:

We are affected by the availability and prices for raw materials, including metal or alloys (such as bronze, which uses copper as its main component, aluminum, stainless steel, cast iron, brass and stellite), plastic resins, glass, microprocessors and other electronic subassemblies and components that are used in the manufacturing process. The inability to obtain adequate supplies of raw materials for our products at favorable prices could have a material adverse effect on our business, financial condition or results of operations by decreasing profit margins and by hindering timely delivery to customers. In the past, we have been able to offset increases in raw materials by increased sales prices, active materials management, product engineering programs and the diversity of materials used in the production processes. However, we cannot be certain that we will be able to accomplish this in the future. Since we do not control the actual production of these raw materials, there may be delays caused by interruption in the production of raw materials for reasons that are beyond our control. World commodity markets and inflation may also affect raw material prices.

A significant economic downturn could cause a material adverse impact on sales and operating results:

As a supplier of products primarily to water utilities, we may be adversely affected by general economic downturns that affect independent distributors, large city utilities, private water companies and numerous smaller municipal water utilities. These customers may delay capital projects, including non-critical maintenance and upgrades, during economic downturns. While we also serve several industrial markets to avoid a dependency on any one, a significant downturn in these markets could also cause a material adverse impact on sales and operating results. In addition, a terrorist attack such as the one on September 11, 2001 could cause instability in world markets, which, we believe, could temporarily impact product purchases in the industry. Therefore, any significant downturn in general economic conditions, as well as in our customers’ markets, could result in a reduction in demand for our products and services and could harm the business.

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

Risks related to foreign markets could decrease profitability:

Since we sell products worldwide as well as manufacture products in several countries, we are subject to risks associated with doing business internationally. These risks include changes in foreign currency exchange rates, changes in a specific country’s or region’s political or economic conditions, potentially negative consequences from changes in tax laws or regulatory requirements, differing labor regulations, and the difficulty of managing widespread operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The principal facilities utilized by the Company at December 31, 2006 are listed below. Except as indicated, the Company owns all such facilities in fee simple. The Company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

		Approximate area
Location	Principal use	(square feet)

Milwaukee, Wisconsin	Manufacturing and offices	323,000
Tulsa, Oklahoma	Manufacturing and offices	59,500
Rio Rico, Arizona	Manufacturing and offices	36,000
Nogales, Mexico	Manufacturing and offices	62,300	(1)
Nogales, Mexico	Manufacturing and offices	41,300
Neuffen, Germany	Assembly and offices	11,500
Stuttgart, Germany	Assembly and offices	31,800	(2)
Brno, Czech Republic	Manufacturing and offices	24,300
Nancy, France	Assembly and offices	52,500

(1)	Leased facility. Lease term expires January 31, 2008.

(2)	Leased facility. Lease term expires June 30, 2007.

In 2005, the Company purchased land and an existing building with 11,500 square feet in Neuffen, Germany. The Company is in the process of constructing an 8,500 square foot addition to the existing building. It expects to occupy this facility in 2007 and vacate the above-mentioned leased Stuttgart facility when the lease expires for that facility in June 2007. In addition, the Company purchased land in Nogales, Mexico in 2005 where a 41,300 square foot building was constructed in 2006. This new facility replaced the Company’s Rio Rico, Arizona facility, which was held for sale at the end of 2006. In connection with discontinuing the operations of the Company’s French subsidiaries, the facility in Nancy, France was also held for sale at the end of 2006.

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

The Company is subject to contingencies relative to the protection of the environment. Information about the Company’s compliance with environmental regulations is included in Part I, Item 1 of this 2006 Annual Report on Form 10-K under the heading “Environmental Protection.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2006.

Executive Officers of the Company

The following table sets forth certain information regarding the executive officers of the Company.

		Age at
Name	Position	2/28/2007

Richard A. Meeusen	Chairman, President and Chief Executive Officer	52
William R. A. Bergum	Vice President — General Counsel and Secretary	42
Bryan L. Cieslak	Vice President — Operations	41
Ronald H. Dix	Senior Vice President — Administration	62
Horst E. Gras	Vice President — International Operations	51
Richard E. Johnson	Senior Vice President — Finance, Chief Financial Officer and Treasurer	52
Beverly L.P. Smiley	Vice President — Controller	57
Dennis J. Webb	Vice President — Sales, Marketing and Engineering	59
Daniel D. Zandron	Vice President — Business Development	58

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

Mr. Meeusen was elected Chairman, President and Chief Executive Officer in April 2004. Mr. Meeusen served as President and Chief Executive Officer from April 2002 to April 2004, and as President from November 2001 to April 2002.

Mr. Bergum was elected Vice President — General Counsel and Secretary in February 2006, and served as General Counsel from September 2003 to February 2006. Prior to joining the Company, Mr. Bergum served as Corporate Counsel of Onyx Waste Services, Inc. from March 2003 to September 2003, and as Vice President and Assistant General Counsel at Fortis Insurance Company prior to March 2003.

Mr. Cieslak was elected Vice President — Operations in August 2005. Prior to joining the Company in August 2005, Mr. Cieslak served as Vice President and General Manager of Trombetta LLC for more than five years.

Mr. Dix was elected Senior Vice President — Administration in February 2006, and served as Senior Vice President — Administration and Secretary from February 2005 to February 2006. Mr. Dix served as Senior Vice President — Administration/Human Resources from May 2003 to February 2005 and Secretary from August 2003 to February 2005. Mr. Dix served as Vice President — Administration and Human Resources from November 2001 to May 2003.

Mr. Gras has served as Vice President — International Operations for more than five years.

Mr. Johnson was elected Senior Vice President — Finance, Chief Financial Officer and Treasurer in May 2003. Mr. Johnson served as Vice President — Finance, Chief Financial Officer and Treasurer from February 2001 to May 2003.

Ms. Smiley has served as Vice President — Controller for more than five years.

Mr. Webb was elected Vice President — Sales, Marketing and Engineering in August 2005, and served as Vice President — Engineering from November 2001 to August 2005.

Mr. Zandron has served as Vice President — Business Development for more than five years.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information required by this Item is set forth in Note 11 “Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K.

The following information in Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The following graph compares on a cumulative basis the yearly percentage change since January 1, 2002 in (a) the total shareholder return on the Common Stock with (b) the total return on the American Stock Exchange Corporate Index and (c) the total return of a peer group made up of 11 companies in similar industries and with similar market capitalization as selected by an independent consulting firm. The graph assumes $100 invested on December 31, 2001. It further assumes the reinvestment of dividends. The returns of each component company in the peer group have also been weighted based on such company’s relative market capitalization.

Comparison of Five-Year Cumulative Total Return of Company,
Peer Group and Broad Market

December 31	2001	2002	2003	2004	2005	2006

Badger Meter	$100.00	$148.04	$181.71	$292.52	$389.16	$555.80
Peer Group*	$100.00	$86.88	$129.47	$129.65	$135.26	$170.58
Broad Market**	$100.00	$96.01	$130.68	$149.65	$165.03	$184.77

*	Peer Group consists of Axcess International, Inc., Badger Meter, Inc., Bio-Rad Labs, Inc., Candela Corporation, Frequency Electronics, Inc., Innovex, Inc., Integral Vision, Inc., K-Tron International, Inc., Keithley Instruments, Inc., Newport Corporation, and Research Frontiers, Inc.

**	Broad Market consists of the AMEX Market Index.

ITEM 6.	SELECTED FINANCIAL DATA

BADGER METER, INC.

Ten Year Summary of Selected Consolidated Financial Data

	Years ended December 31,
	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997
	(Dollars in thousands except per share data)

Operating results
Net sales	$229,754	203,637	188,663	168,728	160,350	138,537	146,389	150,877	143,813	130,771
Research and development	$5,458	5,343	4,572	6,070	5,658	5,422	6,562	6,012	6,105	4,397
Earnings from continuing operations before income taxes	$27,489	25,664	20,325	15,658	12,359	5,010	10,727	15,659	13,364	10,205
Earnings from continuing operations	$16,568	16,164	12,056	9,798	7,819	3,364	6,941	9,700	8,247	6,522
Loss from discontinued operations	$(9,020)	(2,911)	(2,423)	(2,221)	(548)	n/a	n/a	n/a	n/a	n/a
Net earnings	$7,548	13,253	9,633	7,577	7,271	3,364	6,941	9,700	8,247	6,522
Earnings from continuing operations to sales	7.2%	7.4%	6.4%	5.8%	4.9%	2.4%	4.7%	6.4%	5.7%	5.0%

Per Common share
Basic earnings from continuing operations	$1.19	1.20	0.91	0.76	0.62	0.27	0.53	0.70	0.57	0.46
Basic loss from discontinued operations	$(0.65)	(0.22)	(0.18)	(0.17)	(0.04)	n/a	n/a	n/a	n/a	n/a
Total basic earnings	$0.54	0.98	0.73	0.59	0.58	0.27	0.53	0.70	0.57	0.46
Diluted earnings from continuing operations	$1.15	1.15	0.89	0.75	0.59	0.26	0.50	0.65	0.53	0.42
Diluted loss from discontinued operations	$(0.63)	(0.20)	(0.18)	(0.17)	(0.04)	n/a	n/a	n/a	n/a	n/a
Total diluted earnings	$0.52	0.95	0.71	0.58	0.55	0.26	0.50	0.65	0.53	0.42
Cash dividends declared:
Common Stock	$0.31	0.29	0.28	0.27	0.26	0.25	0.22	0.18	0.15	0.12
Price range — high	$32.20	25.63	16.00	9.94	8.50	8.31	9.35	10.03	10.16	14.38
Price range — low	$19.51	13.23	8.53	6.13	5.52	4.94	5.75	9.85	6.25	4.54
Closing price	$27.70	19.62	14.98	9.54	8.00	5.61	5.75	7.54	8.91	10.19
Book value*	$5.07	5.36	4.77	4.19	3.74	3.38	3.38	3.22	4.71	4.24

Shares Outstanding at year-end
Common Stock	14,154	13,696	13,444	13,170	12,882	12,720	12,828	13,360	10,152	9,776

Financial position
Working capital*	$33,648	32,923	25,461	25,946	6,825	23,170	6,822	11,150	10,776	13,870
Current ratio*	1.7 to 1	1.8 to 1	1.6 to 1	1.7 to 1	1.1 to 1	2.0 to 1	1.2 to 1	1.3 to 1	1.3 to 1	1.5 to 1
Net cash provided by
operations	$16,750	18,361	6,297	15,221	12,234	8,587	13,251	15,652	15,007	5,178
Capital expenditures	$11,060	9,088	5,582	5,214	5,914	5,007	6,403	9,981	17,926	8,349
Total assets	$139,383	145,867	142,961	133,851	126,463	101,375	98,023	102,186	96,945	82,297
Short-term and current portion of long-term debt	$17,037	13,328	22,887	9,188	26,290	8,264	23,017	16,589	14,315	11,245
Long-term debt	$5,928	15,360	14,819	24,450	13,046	20,498	5,944	11,493	2,600	928
Shareholders’ equity	$71,819	73,416	64,066	55,171	48,095	43,002	43,319	43,009	47,848	41,467
Debt as a percent of total debt and equity*	26.8%	30.1%	37.0%	37.9%	45.0%	40.1%	40.1%	39.5%	26.1%	22.7%
Return on shareholders’ equity*	23.1%	22.0%	18.8%	17.8%	16.3%	7.8%	16.0%	22.6%	17.2%	15.7%
Price/earnings ratio*	24.1	17.1	16.8	12.7	11.1	21.6	11.5	11.6	16.8	24.6

(1)	The Company’s French operations have been presented as discontinued operations for 2002 through 2006, the years of ownership.

(2)	2006 amounts include the adoption of SFAS 123(R), “Share-Based Payments,” effective January 1, 2006 and the adoption of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective as of December 31, 2006.

(3)	Per share amounts and numbers of shares have been restated to reflect the 2-for-1 stock split completed on June 15, 2006.

*	Description of calculations:

Book value equals total shareholders’ equity at year-end divided by the number of common shares outstanding.

Working capital equals total current assets less total current liabilities.

Current ratio equals total current assets divided by total current liabilities.

Debt as a percent of total debt and equity equals total debt (the sum of short-term debt, current portion of long-term debt and long-term debt) divided by the sum of total debt and total shareholders’ equity at year-end. The debt of the discontinued French operations is included in this calculation for 2002 through 2006, the years of ownership.

Return on shareholders’ equity equals net earnings from continuing operations divided by total shareholders’ equity at year-end.

Price/earnings ratio equals the closing stock price for common stock divided by diluted earnings per share from continuing operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Description and Overview

The Company is a leading marketer and manufacturer of products using flow measurement and control technologies developed both internally and with other technology companies. Its products are used to measure and control the flow of liquids in a variety of applications. The Company’s product lines fall into two general categories, utility and industrial. The utility category is comprised of two product lines, residential and commercial water meters (with various automatic meter reading (AMR) technology systems), which are generally sold to water utilities and constitute a majority of the Company’s sales. Industrial product line sales comprise the remainder of the Company’s sales and include automotive fluid meters, small precision valves, electromagnetic meters, impeller flow meters and industrial process meters (all with related accessories and instrumentation).

Residential and commercial water meters and related systems are classified as local (or manual) read meters or AMR products. Local read meters consist of a water meter and a register. With AMR meters, the register digitally encodes the mechanical reading and its radio frequency transmitter communicates the data to a computerized system that collects the data and sends it to specific utility computerized programs. Net sales and the corresponding net earnings depend on unit volume and mix of products, with the Company generally earning higher margins on residential AMR products (the impact of AMR on commercial products is not as significant given the higher sales prices of commercial meters). The Company sells AMR products of other companies as well as its own proprietary products, Orion® and the Galaxy® fixed network AMR system. Proprietary products generally have higher margins than the other AMR products. Net sales and the corresponding net earnings are therefore also dependent on the mix of AMR products between proprietary and non-proprietary products. Orion® is currently being sold as a walk-by/drive-by system, but also has the ability to connect with a variety of other technologies, such as power line carrier, broadband over power line, municipal WI-FI and radio frequency systems to allow for remote reading of the data. The Galaxy® fixed network AMR system was introduced in late 2005 and has had limited sales to date.

There is a base level of annual business for utility products driven by replacement units and, to a much lesser extent, housing starts. Sales above the base level depend on conversions to AMR away from manual read meters. The Company believes that conversion from local read meters to AMR products can accelerate replacements of meters and result in growth, because it is estimated that only 20-25% of the water meter market has been converted to AMR. Badger Meter’s strategy is to solve customers’ metering needs with its proprietary meter reading systems or other systems available through alliances within the marketplace.

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

Business Trends

During 2006, the Company carefully evaluated strategic alternatives for its subsidiaries in Nancy, France, including restructuring, sale or shutdown. In the third quarter of 2006, the Company began the process under French law to obtain the requisite governmental and regulatory approvals to close the operation. On October 16, 2006, the decision was finalized. The Company continues to believe that this decision will result in total after-tax charges ranging from $6.0 million to $8.0 million. In 2006, $5.4 million of charges, net of the income tax benefit, were recognized, with the remainder to be recognized in 2007 as assets are liquidated and liabilities are settled. All results associated with the Company’s French operations have been removed from continuing operations and are presented as results of discontinued operations. See Note 3 in the accompanying consolidated financial statements for further discussion. All remaining comments in this section relate to continuing operations.

As noted above, the Company sells AMR products of other companies as well as its own proprietary product, Orion®. The Company currently has a distribution agreement under which it resells products produced by Itron, Inc. Prior to the Company’s introduction of its own proprietary Orion® products, Itron® water utility-related products were a significant contributor to the Company’s results. The Company’s Orion® products directly compete with Itron® water AMR products and, in recent years, many of the Company’s customers have selected Orion® products. As a result, the Company’s 2005 annual sales of Itron® products decreased approximately 12%, while Orion® sales doubled compared to 2004. This trend continued in 2006 as sales of Itron® products decreased nearly 16% while Orion® sales increased 39% compared to 2005. The Company expects this trend to continue, although it also believes that Itron® products will remain a significant component of utility sales. Decreases in sales of Itron® products have been offset by increases in sales of Orion® products, which produce a higher gross margin than Itron® products. As a result, the Company does not expect this trend to have a material negative impact on the Company’s financial position or results of operations.

Results of Operations

Net Sales

Badger Meter’s net sales of $229.8 million increased $26.1 million, or 12.8%, for 2006 compared to 2005. The increase was the net result of sales increases in most of the Company’s product lines driven primarily by increased volumes of product sold.

Residential and commercial water meter net sales represented 80.9% of total net sales in 2006 compared with 79.9% in 2005. These sales increased $23.2 million, or 14.3%, in 2006 to $185.9 million from $162.7 million in 2005. Unit volume increased in residential and commercial local (or manual) read water meters as well as meters utilizing AMR technologies. AMR technologies carry a higher price, which also contributed to the increase in net sales. In addition, net sales increased in part due to a significant increase over 2005 levels for the sales volumes of Orion®, the Company’s proprietary AMR system, which has higher margins than other AMR products.

Industrial sales are affected by economic conditions, domestically and internationally, in each of the markets served by the various product lines. Industrial product net sales increased 7.1% in 2006 over 2005 levels. In total, the industrial products represented 19.1% of total net sales in 2006 compared to 20.1% in 2005. Industrial product net sales increased $2.9 million, or 7.1% to $43.9 million in 2006 compared with $41.0 million in 2005 driven primarily by higher sales of automotive fluid and electromagnetic meters.

International sales are comprised primarily of sales of small valves, electromagnetic meters and automotive fluid meters in Europe, sales of electromagnetic meters and water meters and related technologies in Latin America, and sales of valves and other metering products throughout the world. In Europe, sales are made primarily in euros and other currencies. Other international sales are made in U.S. dollars or local currencies. International sales increased 14.0% to $21.2 million in 2006 from $18.6 million in 2005 due principally to higher sales of industrial products in Europe.

Residential and commercial water meter net sales represented 79.9% of total net sales in 2005 compared with 79.6% in 2004. These sales increased $12.6 million, or 8.3% in 2005 to $162.7 million from $150.1 million in 2004. Unit volume increased in meters utilizing AMR technologies as well as local (or manual) read meters. AMR technologies carry a higher price, which also contributed to the increase in net sales. In addition, net sales increased in part due to a significant increase over 2004 levels for the sales volumes of Orion®, the Company’s proprietary AMR system which has higher margins than other AMR products.

In total, the industrial products represented 20.1% of total net sales in 2005 compared with 20.4% in 2004. Industrial product sales increased $2.4 million to $41.0 million in 2005 compared with $38.6 million in 2004. All of the product lines showed growth over the 2004 levels, partially due to the effects of the strengthening euro.

International sales increased 4.5% to $18.6 million in 2005 from $17.8 million in 2004 due principally to the effects of the strengthening euro. Without the effects from foreign exchange, international sales were the same as 2004.

Gross Margins

Gross margins were 33.4%, 36.1% and 34.5% for 2006, 2005 and 2004, respectively. Gross margins decreased between 2006 and 2005 due to higher cost of materials, particularly copper, the main component of the brass housings used to make meters. This was mitigated somewhat by the higher mix of AMR versus local read meters, a higher percentage of Orion® AMR technology versus other non-proprietary AMR products, and price increases initiated in mid-2006. Gross margins increased between 2005 and 2004 as a result of a higher mix of AMR sales versus local read meters as well as a higher percentage of Orion® AMR technology versus non-proprietary AMR products, offset somewhat by higher metal costs.

Operating Expenses

Selling, engineering and administration costs increased 3.4% in 2006 over 2005 levels due to normal inflationary increases and increased costs associated with higher sales. Selling, engineering and administration costs increased 6.4% in 2005 over 2004 levels due to higher research and development costs, increased costs associated with higher sales, one-time expenses associated with the Company’s 100th anniversary celebration and normal inflationary pressures.

Interest Expense

Interest expense was approximately $0.2 million less in 2006 than in 2005 due primarily to lower overall debt balances. Interest expense was approximately $0.2 million higher in 2005 than in 2004. This was the net impact of lower debt levels, offset by increasing interest rates and a new long-term loan replacing short-term debt.

Income Taxes

Income taxes as a percentage of earnings from continuing operations before income taxes were 39.7%, 37.0% and 40.7% for 2006, 2005 and 2004, respectively. The increase in the provision for income taxes between 2006 and 2005 was due to the inability to claim the estimated effects of the Section 199: Production Activities Deduction as permitted under the American Jobs Creation Act of 2004 due to the tax positions to be taken on the Company’s 2006 tax return related to its French operations and the settlement of certain state tax audits. The decrease in 2005 from 2004 was due to slightly lower state taxes and the estimated effects of the Section 199: Production Activities Deduction.

Earnings and Earnings Per Share from Continuing Operations

As a result of the above-mentioned items, earnings from continuing operations were $16.6 million, $16.2 million and $12.1 million in 2006, 2005 and 2004, respectively. On a diluted basis, earnings per share from continuing operations were $1.15, $1.15 and $0.89, respectively, for the same periods.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations in 2006 was $16.8 million versus $18.4 million in 2005. The decline between years was due principally to lower earnings. Cash provided by operations in 2005 was $18.4 million, an increase of $12.1 million compared to 2004. The increase was the net result of increased net earnings, reduced inventory levels and the timing of payments of certain current liabilities, offset by increased receivables.

Receivables increased 8.2% between December 31, 2005 and 2006 due primarily to higher fourth quarter sales. Inventories increased 21.7% due to longer lead times for electronic components, higher levels of parts due to increased sales and higher costs of the materials.

Prepaid expenses and other current assets increased between December 31, 2005 and 2006 primarily because the December 31, 2006 amounts include $0.7 million of remaining book value related to the Rio Rico, Arizona facility that is classified as held for sale.

Capital expenditures totaled $11.1 million in 2006, $9.1 million in 2005 and $5.6 million in 2004. These amounts vary due to the timing of capital expenditures. Included in capital expenditures for 2006 is approximately $6.2 million related to the construction of new facilities in Mexico and Germany. The Company expects to spend approximately $8.5 million on the construction of another facility in Mexico in 2007 in addition to its normal level of capital expenditures. The Company believes capacity exists to increase production levels with minimal additional capital expenditures after the completion of these facilities.

In anticipation of the adoption of Financial Accounting Standards Board (FASB) Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), the Company made no contributions to its pension plan in 2006. Because of this, the Company was required to recognize an additional minimum pension liability at its September 30, 2006 measurement date pursuant to the provisions of FASB Statement No. 87, “Employers Accounting for Pensions” (SFAS 87), which was combined with the related existing prepaid pension asset, resulting in a net accrued pension liability. See Note 7, “Employee Benefit Plans”, in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K for further discussion. Assumptions for determining pension and other postretirement benefits, expected return on assets and annual expense are reviewed and, if appropriate, adjusted annually. The impacts of hypothetical changes in certain assumptions are difficult to determine as economic factors can often impact multiple assumptions and inputs at the same time. The Company believes its current assumptions are reasonable. At December 31, 2006, the market value of the assets in the Company’s pension plan was $46.1 million compared to $46.5 million at December 31, 2005.

The amount of net goodwill recorded at December 31, 2006 and 2005 was $7.0 million and $6.6 million, respectively. The net increase of $0.4 million was due to the strengthening of the U.S. dollar versus the euro.

Short-term debt increased $9.2 million in 2006 while total outstanding long-term debt (both the current and long-term portions) decreased $14.9 million. This net reduction of debt was due to cash generated from operations. None of the Company’s debt carries financial covenants or is secured.

The $0.8 million increase in payables between years is primarily the result of the timing of purchases. Accrued compensation and employee benefits increased $0.2 million due to increased incentive costs associated with increased sales and earnings levels. Income and other taxes decreased $1.0 million as a result of the timing of tax payments.

Common Stock and capital in excess of par value both increased during 2006 due primarily to stock issued, and cash received, in connection with the exercise of stock options, grants of restricted stock and the tax benefit on stock options. Employee benefit stock decreased in 2006 due to the adoption of FASB Statement No. 123(R), “Share-Based Payments”, which required the reclassification of amounts from employee benefit stock to capital in excess of par and a $171,000 payment on the Badger Meter Employee Savings and Stock Ownership Plan (“ESSOP”) loan. Treasury stock decreased due to shares issued in connection the Company’s dividend reinvestment program.

Accumulated other comprehensive income (loss) decreased by $12.0 million primarily due to the Company recognizing an additional minimum pension liability at its September 30 measurement date and the impact of the adoption of SFAS 158, offset by a $1.2 million increase in foreign currency translation adjustments due primarily to the strengthening of the euro versus the U.S. dollar.

Badger Meter’s financial condition remains strong. The Company believes that its operating cash flows, available borrowing capacity including $28.4 million of unused credit lines, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and development of new products. The Company continues to take advantage of its local commercial paper market and from time to time may convert short-term debt into long-term debt.

Off-Balance Sheet Arrangements

The Company guarantees the debt of the Badger Meter Officers’ Voting Trust (“BMOVT”), from which the BMOVT obtained loans from a bank on behalf of the officers of the Company in order to purchase shares of the Company’s Common Stock. The officers’ loan amounts are secured by the Company’s shares that were purchased with the loan proceeds. There have been no loans made to officers by the BMOVT since July 2002. The Company has guaranteed $0.5 million and $1.1 million of the BMOVT’s debt at December 31, 2006 and December 31, 2005, respectively. The current loan matures in April 2007, at which time it is expected to be renewed. The fair market value of this guarantee at December 31, 2006 continues to be insignificant because the collateral value of the shares exceeds the loan amount. It is the Company’s intention to eliminate the BMOVT by December 31, 2010, because it no longer fulfills its original purpose of providing officers with loans to purchase Common Stock. The Company has no other off-balance sheet arrangements.

Contractual Obligations

The Company guarantees the outstanding debt of the ESSOP that is recorded in long-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders’ equity. The loan amount is secured by shares of the Company’s Common Stock. Payments of $171,000 and $150,000 in 2006 and 2005, respectively, reduced the loan to $744,000 at December 31, 2006. The terms of the loan allow variable payments of principal with the final principal and interest payment due on April 30, 2008.

The following table includes the Company’s significant contractual obligations as of December 31, 2006. There are no undisclosed guarantees.

	Payments due by period
		Less than	1-3
	Total	1 year	years
	(In thousands)

Current portion and long-term debt	$12,631	$7,446	$5,185
Interest on current portion and long-term debt	731	354	377
Construction of facilities	541	541	—
ESSOP	744	—	744
Royalty commitments	150	150	—
Operating leases	949	836	113

Total contractual obligations	$15,746	$9,327	$6,419

Other than items included in the preceding table, as of December 31, 2006, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and postretirement plans which are discussed in detail in Note 7 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K. As of the most recent actuarial measurement date, no pension plan contributions are anticipated in 2007 and postretirement medical claims are paid as they are submitted. Postretirement medical claims are anticipated to be $777,000 in 2007 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.

Critical Accounting Policies and Use of Estimates

The Company’s accounting policies are more fully described in Note 1 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K. As discussed in Note 1, the preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s more significant estimates relate primarily to several judgmental reserves: allowance for doubtful accounts, reserve for obsolete inventories, warranty and after-sale costs reserve, and the health care reserve for claims incurred, but not reported. Each of these judgmental reserves is evaluated quarterly and is reviewed with the Company’s Disclosure Committee and the Audit and Compliance Committee of the Board of Directors. The basis for the reserve amounts is determined by analyzing the anticipated exposure for each account, and then selecting the most likely amount based upon historical experience and various other considerations that are believed to be reasonable under the circumstances. This method has been used for all years in the presented financials and has been used consistently throughout each year. Actual results may differ from these estimates under different assumptions or conditions.

The criteria used for calculating each of the reserve amounts varies by type of reserve. For the allowance for doubtful accounts reserve, significant past due balances are reviewed in conjunction with applying historical write-off ratios to the remaining balances. The calculation for the obsolete inventories reserve is determined by analyzing the relationship between the age and quantity of items on hand versus estimated usage to determine if excess quantities exist. The calculation for warranty and after-sale costs reserve uses criteria that includes known potential problems on past sales as well as historical claim ratios for current sales and current warranty trends. The health care reserve for claims incurred, but not reported is determined by using medical cost trend analyses, reviewing subsequent payments made and estimating unbilled amounts. The changes in the balances of these reserves at December 31, 2006 compared to the prior year were due to normal business conditions and are not deemed to be significant. While the Company continually tries to improve its estimates, no significant changes in the underlying processes are expected in 2007.

Other Matters

The Company believes it is in compliance with the various environmental statutes and regulations to which the Company’s domestic and international operations are subject. Currently, the Company is in the process of resolving environmental issues related to two landfill sites. Provision has been made for estimated settlement costs, which are not material.

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

Market Risks

In the ordinary course of business, the Company is exposed to various market risks. The Company operates in an environment where competition varies from moderate to intense. The Company believes it currently provides the leading technology in water meters and AMR systems for water utilities. A number of the Company’s competitors in certain markets have greater financial resources. Competitors also include alliance partners that sell products that do or may compete with our products, particularly those that provide AMR connectivity solutions. In addition, the market’s level of acceptance of the Company’s newer products may have a significant effect on the Company’s results of operations. As a result of significant research and development activities, the Company enjoys favorable patent positions for several of its products.

The Company’s ability to generate operating income and to increase profitability depends somewhat on the general health of the United States and foreign economies, the overall industrial activity, and to a lesser extent, housing starts in the United States. In addition, changes in governmental laws and regulations, particularly laws dealing with the use of lead or rules affecting the use and/or licensing of radio frequencies necessary for AMR products may impact the results of operations. These factors are largely beyond the Company’s control and depend on the economic condition and regulatory environment of the geographic region of the Company’s operations.

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

Raw materials used in the manufacture of the Company’s products include metal or alloys (such as bronze, which uses copper as its main component, aluminum, stainless steel, cast iron, brass and stellite), plastic resins, glass, microprocessors and other electronic subassemblies and components. The price and availability of raw materials is influenced by economic and industry conditions, including supply and demand factors that are difficult to anticipate and cannot be controlled by the Company. Commodity risk is managed by keeping abreast of economic conditions and locking in purchase prices for quantities that correspond to the Company’s forecasted usage.

The Company’s foreign currency risk relates to the sales of products to foreign customers. The Company uses lines of credit with U.S. and European banks to offset currency exposure related to European receivables and other monetary assets. As of December 31, 2006 and 2005, the Company’s foreign currency net monetary assets were substantially offset by comparable debt resulting in no material exposure to the results of operations.

The Company typically does not hold or issue derivative instruments and has a policy specifically prohibiting the use of such instruments for trading purposes.

The Company’s short-term debt on December 31, 2006 was floating rate debt with market values approximating carrying value. Fixed rate debt was principally a U.S. dollar term loan with a 5.59% interest rate and a euro dollar revolving term loan with a 5.28% interest rate. For the short-term floating rate debt, future annual interest costs will fluctuate based upon short-term interest rates. For the short-term debt on hand on December 31, 2006, the effect of a 1% change in interest rates is approximately $151,000.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Information required by this Item is set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in this 2006 Annual Report on Form 10-K.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That attestation report is set forth immediately following this report.

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Badger Meter, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Badger Meter, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Badger Meter, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Badger Meter, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Badger Meter, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Badger Meter, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 21, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
February 21, 2007

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Badger Meter, Inc.

We have audited the accompanying consolidated balance sheets of Badger Meter, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Badger Meter, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, on January 1, 2006, the Company changed its method of accounting for share-based awards and on December 31, 2006, the Company changed its method of accounting for defined benefit pension and postretirement healthcare plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Badger Meter, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
February 21, 2007

BADGER METER, INC.

Consolidated Balance Sheets

	December 31,
	2006	2005
	(Dollars in thousands except share and per share amounts)

Assets
Current assets:
Cash	$3,002	$3,215
Receivables	29,276	27,060
Inventories:
Finished goods	9,122	7,254
Work in process	10,302	9,048
Raw materials	13,866	11,047

Total inventories	33,290	27,349
Prepaid expenses and other current assets	3,179	2,182
Deferred income taxes	3,737	3,432
Assets of discontinued operations (Note 3)	6,875	9,326

Total current assets	79,359	72,564
Property, plant and equipment, at cost:
Land and improvements	6,337	6,922
Buildings and improvements	27,695	24,115
Machinery and equipment	79,217	73,807

	113,249	104,844
Less accumulated depreciation	(68,540)	(64,507)

Net property, plant and equipment	44,709	40,337
Intangible assets, at cost less accumulated amortization	636	659
Prepaid pension	—	17,726
Other assets	4,211	3,998
Deferred tax asset	3,510	—
Assets of discontinued operations (Note 3)	—	4,003
Goodwill	6,958	6,580

Total assets	$139,383	$145,867

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$15,093	$5,897
Current portion of long-term debt	1,944	7,431
Payables	10,597	9,833
Accrued compensation and employee benefits	6,181	5,962
Warranty and after-sale costs	2,954	3,047
Income and other taxes	621	1,651
Liabilities of discontinued operations (Note 3)	8,321	5,820

Total current liabilities	45,711	39,641
Other long-term liabilities	557	634
Deferred income taxes	199	6,584
Accrued non-pension postretirement benefits	6,903	3,955
Other accrued employee benefits	8,266	6,277
Long-term debt	5,928	15,360
Commitments and contingencies (Note 6) Shareholders’ equity:
Common Stock, $1 par; authorized 40,000,000 shares; issued 20,553,468 shares in 2006 and 20,111,344 shares in 2005	20,553	20,112
Capital in excess of par value	19,428	13,320
Reinvested earnings	77,479	74,258
Accumulated other comprehensive income (loss)	(12,041)	1
Less: Employee benefit and restricted stock	(744)	(1,357)
Treasury stock, at cost; 6,399,360 shares in 2006 and 6,415,046 shares in 2005	(32,856)	(32,918)

Total shareholders’ equity	71,819	73,416

Total liabilities and shareholders’ equity	$139,383	$145,867

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2006	2005	2004
	(In thousands except per share amounts)

Net sales	$229,754	$203,637	$188,663
Cost of sales	153,126	130,218	123,591

Gross margin	76,628	73,419	65,072
Selling, engineering and administration	47,840	46,263	43,471

Operating earnings	28,788	27,156	21,601
Interest expense	1,299	1,492	1,276

Earnings from continuing operations before income taxes	27,489	25,664	20,325
Provision for income taxes (Note 8)	10,921	9,500	8,269

Earnings from continuing operations	16,568	16,164	12,056

Loss from discontinued operations (Note 3)	(9,020)	(2,911)	(2,423)

Net earnings	$7,548	$13,253	$9,633

Earnings per share:
Basic:
from continuing operations	$1.19	$1.20	$0.91
from discontinued operations	$(0.65)	$(0.22)	$(0.18)

Total basic	$0.54	$0.98	$0.73

Diluted:
from continuing operations	$1.15	$1.15	$0.89
from discontinued operations	$(0.63)	$(0.20)	$(0.18)

Total diluted	$0.52	$0.95	$0.71

Shares used in computation of earnings per share:
Basic	13,868	13,489	13,194
Impact of stock-based compensation	521	533	420

Diluted	14,389	14,022	13,614

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Operating activities:
Net earnings	$7,548	$13,253	$9,633
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	6,589	6,164	7,070
Amortization	418	195	148
Tax benefit on stock options	—	1,370	877
Deferred income taxes	(2,081)	(318)	1,518
Long-lived asset impairment	1,369	—	—
Noncurrent employee benefits	4,147	3,025	2,182
Contributions to pension plan	—	(2,000)	(2,000)
Changes in:
Receivables	1,373	(4,335)	(170)
Inventories	(1,531)	2,691	(5,345)
Prepaid expenses and other current assets	302	(343)	(788)
Current liabilities other than debt	(1,384)	(1,341)	(6,828)

Total adjustments	9,202	5,108	(3,336)

Net cash provided by operations	16,750	18,361	6,297

Investing activities:
Property, plant and equipment	(11,060)	(9,088)	(5,582)
Other — net	(516)	(271)	(733)

Net cash used for investing activities	(11,576)	(9,359)	(6,315)

Financing activities:
Net increase (decrease) in short-term debt	8,971	(8,230)	13,566
Issuance of long-term debt	—	10,000	—
Repayments of long-term debt	(14,919)	(7,376)	(9,679)
Dividends paid	(4,327)	(3,923)	(3,633)
Proceeds from exercise of stock options	3,057	2,434	1,949
Tax benefit on stock options	2,935	—	—
Treasury stock purchases	—	(3,323)	(1,711)
Issuance of treasury stock	579	1,286	816

Net cash provided by (used for) financing activities	(3,704)	(9,132)	1,308

Effect of foreign exchange rates on cash	(825)	1,699	(545)

Increase in cash	645	1,569	745
Cash — beginning of year	4,403	2,834	2,089

Cash — end of year *	$5,048	$4,403	$2,834

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$10,846	$6,919	$7,767
Interest (including $232 of interest capitalized during facility construction in 2006)	$1,609	$2,269	$1,629

*	Includes $2,046, $1,188 and $1,397 of cash included in the assets of discontinued operations.

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Shareholders’ Equity

	Years ended December 31,
				Other	Employee
				compre-	benefit
		Capital in		hensive	and
	Common	excess of	Reinvested	income	restricted	Treasury
	stock	par value	earnings	(loss)	stock	stock	Total
	(In thousands except per share amounts)

Balance, December 31, 2003	$19,384	$5,541	$58,928	$1,280	$(1,285)	$(28,677)	$55,171

Comprehensive income:
Net earnings			9,633				9,633
Other comprehensive income:
Minimum employee benefit liability (net of $6 tax effect)				27			27
Foreign currency translation				717			717

Comprehensive income							10,377
Cash dividends of $0.28 per share			(3,633)				(3,633)
Stock options exercised	360	1,589					1,949
Tax benefit on stock options and dividends		877					877
ESSOP transactions					220		220
Treasury stock purchases						(1,711)	(1,711)
Issuance of treasury stock		434				382	816

Balance, December 31, 2004	19,744	8,441	64,928	2,024	(1,065)	(30,006)	64,066

Comprehensive income:
Net earnings			13,253				13,253
Other comprehensive income (loss):
Minimum employee benefit liability (net of $13 tax effect)				1			1
Foreign currency translation				(2,024)			(2,024)

Comprehensive income							11,230
Cash dividends of $0.29 per share			(3,923)				(3,923)
Stock options exercised	336	2,098					2,434
Tax benefit on stock options and dividends		1,370					1,370
ESSOP transactions					150		150
Restricted stock transactions	32	536			(442)		126
Treasury stock purchases						(3,323)	(3,323)
Issuance of treasury stock		875				411	1,286

Balance, December 31, 2005	20,112	13,320	74,258	1	(1,357)	(32,918)	73,416

Comprehensive income (loss):
Net earnings			7,548				7,548
Other comprehensive income (loss):
Minimum employee benefit liability (net of $6,525 tax effect)				(10,548)			(10,548)
Foreign currency translation				1,183			1,183

Comprehensive loss							(1,817)
Impact of adoption of SFAS 158 (net of $1,658 tax effect)				(2,677)			(2,677)
Cash dividends of $.31 per share			(4,327)				(4,327)
Stock options exercised	393	2,664					3,057
Tax benefit on stock options and dividends		2,935					2,935
ESSOP transactions					171		171
Restricted stock transactions	48	434					482
Impact of adoption of SFAS 123(R)		(442)			442		—
Issuance of treasury stock		517				62	579

Balance, December 31, 2006	$20,553	$19,428	$77,479	$(12,041)	$(744)	$(32,856)	$71,819

See accompanying notes.

BADGER METER, INC.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 1 Summary of Significant Accounting Policies

Profile

The Company is a leading marketer and manufacturer of products using flow measurement and control technologies developed both internally and with other technology companies. Its products are used to measure and control the flow of liquids in a variety of applications. The Company’s product lines fall into two general categories, utility and industrial. The utility category is comprised of two product lines, residential and commercial water meters (with various automatic meter reading (AMR) technology systems), which are generally sold to water utilities and constitute a majority of the Company’s sales. Industrial product line sales comprise the remainder of the Company’s sales and include automotive fluid meters, small precision valves, electromagnetic meters, impeller flow meters and industrial process meters (all with related accessories and instrumentation).

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

		Provision
	Balance at	and reserve	Write-offs	Balance at
	beginning of year	adjustments	less recoveries	end of year
	(In thousands)

2006	$622	$(78)	$(2)	$542
2005	$767	$35	$(180)	$622
2004	$949	$(104)	$(78)	$767

Inventories

Inventories are valued primarily at the lower of cost or market. Cost is determined using the first-in, first-out method. Market is determined based on the net realizable value. The Company estimates and records provisions for obsolete inventories. Changes to the Company’s obsolete inventories reserve are as follows:

		Net additions
	Balance at	charged		Balance at
	beginning of year	to earnings	Disposals	end of year
	(In thousands)

2006	$1,140	$802	$(615)	$1,327
2005	$1,414	$484	$(758)	$1,140
2004	$1,040	$1,187	$(813)	$1,414

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets, principally by the straight-line method. The estimated useful lives of assets are: for land improvements, 15 years; for buildings and improvements, 10-39 years; and for machinery and equipment, 3-20 years.

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)
December 31, 2006, 2005 and 2004

Long-Lived Assets

Property, plant and equipment and identifiable intangible assets are reviewed for impairment, in accordance with Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. See Note 3 for a discussion of the impairment loss recognized during 2006.

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from 5.5 to 10 years. The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense expected to be recognized is $158,000 in 2007, $104,000 each in 2008 and 2009, $83,000 in 2010, and $80,000 in 2011. The carrying value and accumulated amortization by major class of intangible assets are as follows:

	December 31, 2006		December 31, 2005
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
	(In thousands)

Technologies	$572	$447	$572	$373
Noncompete covenants	—	—	100	83
Licenses	700	269	467	119
Trademarks	150	70	150	55

Total intangibles	$1,422	$786	$1,289	$630

Goodwill

During 2006 and 2005, the Company tested its recorded goodwill for impairment in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” and no adjustments were recorded to goodwill as a result of those reviews. The amount of goodwill recorded at December 31, 2006 and 2005 was $7.0 million and $6.6 million, respectively. The increase was due to translation adjustments for goodwill denominated in foreign currencies.

Revenue Recognition

Revenues are generally recognized upon shipment of product, which corresponds with the transfer of title. The costs of shipping are billed to the customer upon shipment and are included in cost of sales. A small portion of the Company’s sales includes shipments of products combined with services, such as meters sold with installation. The product and installation components of these multiple deliverable arrangements are considered separate units of accounting. The value of these separate units of accounting is determined based on their relative fair values determined on a stand-alone basis. Revenue is recognized when the last element is delivered, which generally corresponds with installation. The Company also sells extended service and warranty agreements on certain products for the period subsequent to the normal warranty provided with the original product sale. Revenue is recognized over the service agreement period, which is generally one year.

Warranty and After-Sale Costs

The Company estimates and records provisions for warranties and other after-sale costs in the period in which the sale is recorded. After-sale costs represent a variety of activities outside of the written warranty policy, such as

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)
December 31, 2006, 2005 and 2004

investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company’s warranty and after-sale costs reserve are as follows:

	Balance at	Net additions		Balance at
	beginning of year	charged to earnings	Costs incurred	end of year
	(In thousands)

2006	$3,047	$1,341	$(1,434)	$2,954
2005	$3,208	$1,116	$(1,277)	$3,047
2004	$3,426	$1,373	$(1,591)	$3,208

Research and Development

Research and development costs are charged to expense as incurred and amounted to $5.5 million, $5.3 million and $4.6 million in 2006, 2005 and 2004, respectively.

Stock-Based Compensation Plans

At December 31, 2006, the Company has two types of stock-based employee compensation plans as described below and in Note 5, “Stock Option Plans.”

The Company recognizes the cost of stock-based awards for all of its stock-based compensation plans on a straight-line basis over the vesting period of the awards. Total stock compensation expense recognized by the Company for 2006 was $1,031,000 compared to $268,000 for 2005.

  A. Stock Options

The Company has six stock option plans which provide for the issuance of options to key employees and directors of the Company. Each plan authorizes the issuance of options to purchase up to an aggregate of 800,000 shares of Common Stock, with vesting periods of up to ten years and maximum option terms of ten years. As of December 31, 2006, options to purchase 551,376 shares remain available for grant under three of these plans.

Prior to January 1, 2006, the Company accounted for stock compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). No stock-based employee compensation cost was recognized for stock option awards in the Consolidated Statements of Operations for the periods prior to January 1, 2006 as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (SFAS 123(R)), using the modified-prospective-transition method. Under this transition method, compensation cost recognized in 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company estimated the fair value of its option awards granted prior to January 1, 2006 using the Black-Scholes option-pricing formula, and continues to use this model. The Company records compensation expense for stock options ratably over the stock option plans’ vesting period. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes and net earnings for 2006 were $298,000 and $180,000 lower, respectively.

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)
December 31, 2006, 2005 and 2004

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The following table illustrates the effects on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock option plans during the years ended December 31, 2005 and 2004. These pro forma calculations only include the effects of stock-based compensation granted since January 1, 1995. The value of the options (net of forfeitures) is amortized to expense on a straight-line basis over their vesting periods.

	2005	2004
	(In thousands except per share data)

Net earnings, as reported	$13,253	$9,633
Deduct: Incremental stock-based compensation determined under fair value based method for all awards since January 1, 1995, net of related tax effects	(294)	(326)

Pro forma net earnings	$12,959	$9,307

Earnings per share:
Basic, as reported	$0.98	$0.73
Basic, pro forma	$0.96	$0.71
Diluted, as reported	$0.95	$0.71
Diluted, pro forma	$0.92	$0.68

The following table summarizes the stock option transactions for the years ended December 31:

	2006		2005
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
	(In thousands except per share amounts)

Options outstanding at January 1	1,290	$7.35	1,617	$7.01
Options granted	28	$31.41	45	$19.18
Options exercised	(396)	$6.89	(335)	$7.25
Options forfeited/cancelled	(5)	$8.59	(37)	$7.89

Options outstanding at December 31	917	$8.27	1,290	$7.35

Exercisable at December 31	607	$7.12	750	$7.05

The following assumptions were used for options granted in the years ended December 31:

	2006	2005

Per share fair value of options granted during the period	$11.62	$12.07
Risk-free interest rate	5%	4%
Dividend yield	.96%	1.4%
Volatility factor	34%	30%
Weighted-average expected life (in years)	5.4	6.1

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)
December 31, 2006, 2005 and 2004

The following table summarizes the aggregate intrinsic value related to options exercised, outstanding and exercisable as of and for the years ended December 31:

	2006	2005
	(In thousands)

Exercised	$8,222	$3,966
Outstanding	$17,926	$15,860
Exercisable	$12,485	$9,432

Stock options outstanding at December 31, 2006 are as follows (options in thousands):

	Weighted		Weighted
	average		average
	contractual		exercise
Price Range	life	Options	price

$3.70 - $5.75	2.5	286	$5.67
$6.03 - $7.13	5.7	347	$7.04
$7.50 - $31.42	4.4	284	$12.41

Options outstanding	4.6	917	$8.27

Options exercisable	3.7	607	$7.12

As of December 31, 2006, the unrecognized compensation cost related to stock options is approximately $553,000, which will be recognized over a weighted average period of 2.5 years.

  B. Nonvested Stock

Director Stock Grant Plan: Non-employee directors receive an annual award of 1,200 shares of Common Stock under the shareholder-approved 2002 Director Stock Grant Plan. The Company records compensation expense for this plan ratably over the annual service period beginning May 1. Director stock compensation expense recognized by the Company for the year ended December 31, 2006 was $214,000 compared to $141,000 of compensation expense recognized for the same period in 2005. As of December 31, 2006, the unrecognized compensation cost related to the nonvested director stock award that is expected to be recognized over the remaining four months is estimated to be approximately $66,000.

Restricted Stock: On April 29, 2005, a restricted stock plan was approved which provides for the issuance of nonvested Common Stock to certain eligible employees. The Company records compensation expense for this plan ratably over the vesting period. The plan authorizes the issuance of up to an aggregate of 100,000 shares of Common Stock, of which 31,000 shares were issued in 2005 and 48,000 were issued in 2006. Nonvested stock awards have a three-year cliff vesting period contingent on employment. Nonvested stock compensation expense recognized by the Company for the year ended December 31, 2006 was $519,000 compared to $126,000 for the same period in 2005.

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)
December 31, 2006, 2005 and 2004

The fair value of nonvested shares is determined based on the market price of the Company’s shares on the grant date.

		Fair value
	Shares	per share
	(In thousands except per share amounts)

Nonvested at January 1	31	$18.33
Granted	48	$31.41
Vested	(1)	$18.33

Nonvested at December 31, 2006	78	$26.40

As of December 31, 2006, there was $1.4 million of unrecognized compensation cost related to nonvested restricted stock that is expected to be recognized over a weighted average period of 2.1 years.

Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) at December 31 are as follows:

	2006	2005
	(In thousands)

Cumulative foreign currency translation adjustment	$1,658	$475
Minimum pension liability	—	(474)
Unrecognized pension and postretirement benefit plan liabilities	(13,699)	—

Accumulated other comprehensive income (loss)	$(12,041)	$1

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements and Notes to Consolidated Financial Statements to conform to the 2006 presentation.

New Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt FIN 48 beginning in fiscal year 2007 and the impact that the adoption of FIN 48 will have on its consolidated financial statements and notes thereto is not expected to be significant.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)
December 31, 2006, 2005 and 2004

previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the statement of financial position will reflect the funded status of those plans as an asset or liability. Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position and provide additional disclosures. On December 31, 2006, the Company adopted the provisions of SFAS 158 by recognizing the funded status of its defined benefit pension and postretirement benefit plans in the statement of financial position based on the September 30, 2006 measurement date. SFAS 158 did not have an effect on the Company’s consolidated financial condition at December 31, 2005 and 2004. See Note 7 for further discussion and disclosures of the effect of adopting SFAS 158 on the Company’s consolidated financial statements and notes thereto. In addition, the Company will be required to measure the plan assets and benefit obligations as of the date of the year-end statement of financial position by December 31, 2008. The Company is currently evaluating the impact the change in the measurement date will have on its consolidated financial statements and notes thereto.

Note 2 Common Stock

On April 28, 2006, the Board of Directors declared a 2-for-1 stock split on the Company’s Common Stock effected in the form of a 100% stock dividend, payable on June 15, 2006 to shareholders of record at the close of business on June 1, 2006. In this report, all the per share amounts and numbers of shares have been restated to reflect this stock split. In addition, Common Stock and capital in excess of par value have been adjusted to reflect this split for all periods presented.

The Company has Common Stock, and also a Common Shares Rights Agreement, which grants certain rights to existing holders of Common Stock. Subject to certain conditions, the rights are redeemable by the Company and are exchangeable for shares of Common Stock at a favorable price. The rights have no voting power and expire on May 26, 2008.

Common Stock shares that could potentially dilute basic earnings per share in the future totaled 36,200 and 8,000 in 2006 and 2005, respectively. Such amounts represent stock options whose exercise price was greater than the average stock price for the respective periods.

Note 3 Discontinued Operations

During 2006, the Company carefully evaluated strategic alternatives for its subsidiaries in Nancy, France, including restructuring, sale or shutdown. In the third quarter of 2006, the Company began the process under French law to obtain the approvals to close the operation. On October 16, 2006, the decision was finalized. The Company continues to believe that this decision will result in total after-tax charges ranging from $6.0 million to $8.0 million. In 2006, $5.4 million of charges net of the income tax benefit were recognized, with the remainder to be recognized in 2007 as assets are liquidated and liabilities are settled.

The charges recognized in 2006 net of income taxes included increased reserves for receivables and inventories totaling $2.0 million, recording an impairment of long-lived assets of $1.4 million, recognizing liabilities for severance costs of $1.1 million, contract termination costs of $0.4 million, and $0.5 million of shutdown costs incurred in 2006. The long-lived asset group includes the intangible assets and fixed assets of the French operations. As a result of the continued operating losses, the shutdown of the French subsidiaries, and the evaluation that the carrying amount of the long-lived asset group exceeded the expected undiscounted future cash flows, an impairment charge of $1.4 million was recognized for the difference between the carrying value of the asset group and the fair value, based on an appraisal.

In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the Company’s French subsidiaries have been reported as discontinued operations for all periods presented. Revenues from the Company’s French subsidiaries for the years ended

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)
December 31, 2006, 2005 and 2004

December 31, 2006, 2005 and 2004 were $11.2 million, $13.0 million and $16.3 million, respectively. Losses before income taxes for the years ended December 31, 2006, 2005 and 2004 were $10.7 million, $2.9 million and $2.3 million, respectively.

The components of the assets and liabilities of discontinued operations included in the Consolidated Balance Sheets are as follows:

	December 31,
	2006	2005
	(In thousands)

Assets of discontinued operations:
Cash	$2,046	$1,188
Receivables	1,201	3,390
Inventories	827	4,621
Prepaid expenses and other current assets	181	127
Net property, plant and equipment	2,375	3,533
Intangible assets, at cost less accumulated amortization	245	367
Other assets	—	103

Total assets of discontinued operations	$6,875	$13,329

Liabilities of discontinued operations:
Short-term debt	$3,275	$2,950
Payables	2,356	1,651
Accrued compensation and employee benefits	1,927	529
Warranty and after-sale costs	567	563
Income and other taxes	196	127

Total liabilities of discontinued operations	$8,321	$5,820

Note 4 Short-term Debt and Credit Lines

Short-term debt at December 31, 2006 and 2005 consisted of:

	2006	2005
	(In thousands)

Notes payable to banks	$8,393	$1,652
Commercial paper	6,700	4,245

Total short-term debt	$15,093	$5,897

Included in notes payable to banks for 2006 is $5.5 million borrowed under a 10 million euro-based (U.S. dollar equivalent of $13.1 million at December 31, 2006) revolving loan facility that bears interest at 5.28% and expires in April 2007 and $2.9 million outstanding under revolving credit facilities which bear interest at 5.14%.

The Company has $38.0 million of short-term credit lines with domestic and foreign banks, which includes a $25.0 million line of credit that can also support the issuance of commercial paper. At December 31, 2006, $9.6 million was outstanding under these lines with a weighted-average interest rate on the outstanding balance of 5.39% and 4.23% at December 31, 2006 and 2005, respectively.

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)
December 31, 2006, 2005 and 2004

Note 5 Stock Option Plans

As discussed in Note 1 “Summary of Significant Accounting Policies” under the heading “Stock-Based Compensation Plans,” the Company has six stock option plans which provide for the issuance of options to key employees and directors of the Company or for which issued options are still outstanding. Each plan authorizes the issuance of options to purchase up to an aggregate of 800,000 shares of Common Stock, with vesting periods of up to ten years and maximum option terms of ten years. As of December 31, 2006, options to purchase 551,376 shares are available for grant under three of these plans.

The following table summarizes the transactions of the Company’s stock option plans for the three-year period ended December 31, 2006:

		Weighted-average
	Number of shares	exercise price

Options outstanding —
December 31, 2003	1,935,244	$6.66
Options granted	50,800	$9.14
Options exercised	(359,612)	$5.42
Options forfeited	(9,440)	$8.12

Options outstanding —
December 31, 2004	1,616,992	$7.01
Options granted	45,200	$19.18
Options exercised	(335,476)	$7.25
Options forfeited	(36,960)	$7.89

Options outstanding —
December 31, 2005	1,289,756	$7.35
Options granted	28,200	$31.41
Options exercised	(395,564)	$6.89
Options forfeited	(5,040)	$8.59

Options outstanding — December 31, 2006	917,352	$8.27

Price range $3.70 – $5.75
(weighted-average contractual life of 2.5 years)	286,052	$5.67
Price range $6.03 – $7.13
(weighted-average contractual life of 5.7 years)	347,260	$7.04
Price range $7.50 – $31.42
(weighted-average contractual life of 4.4 years)	284,040	$12.41

Exercisable options —
December 31, 2004	908,878	$7.18
December 31, 2005	750,324	$7.05
December 31, 2006	606,552	$7.12

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)
December 31, 2006, 2005 and 2004

Note 6 Commitments and Contingencies

  A. Commitments

The Company leases equipment and facilities under non-cancelable operating leases, some of which contain renewal options. Total future minimum lease payments consisted of the following at December 31, 2006:

Total leases
(In thousands)

2007	$836
2008	85
2009	28

Total lease obligations	$949

Total rental expense charged to operations under all operating leases was $1.3 million, $1.3 million and $1.2 million in 2006, 2005 and 2004, respectively.

The Company makes commitments in the normal course of business. At December 31, 2006, the Company had various contractual obligations, including facility construction contracts, royalty commitments and operating leases that totaled $1.6 million, of which $1.5 million is due in 2007 and the remainder due from 2008 through 2009.

  B. Contingencies

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies relative to environmental laws and regulations. Currently, the Company is in the process of resolving environmental issues related to two landfill sites. Provision has been made for estimated settlement costs, which are not material.

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

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)
December 31, 2006, 2005 and 2004

Note 7 Employee Benefit Plans

The Company maintains a non-contributory defined benefit pension plan that covers substantially all U.S. employees, and supplemental non-qualified pension plans for certain officers and other key employees. Pension benefits are based primarily on years of service and, for certain plans, levels of compensation.

The Company also has certain postretirement healthcare benefit plans that provide medical benefits for certain retirees and eligible dependents. Employees are eligible to receive postretirement healthcare benefits upon meeting certain age and service requirements. These plans require employee contributions to offset benefit costs.

Adoption of SFAS 158

As discussed in Note 1, the Company adopted SFAS 158, as it relates to recognizing the funded status of its defined benefit pension and postretirement benefit plans in its Consolidated Balance Sheets and related disclosure provisions, on December 31, 2006. Funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets. Upon adoption, the Company recorded an adjustment to accumulated other comprehensive income (loss) representing the recognition of previously unrecorded pension and postretirement healthcare liabilities related to net unrecognized actuarial losses, unrecognized prior service costs and unrecognized prior service credits. These amounts will be subsequently recognized as a component of net periodic pension cost pursuant to the Company’s historical accounting policy for recognizing such amounts.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s Consolidated Balance Sheets at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on the Company’s Consolidated Statements of Operations for the year ended December 31, 2006, or for any prior period presented, and it will not affect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS 158 at December 31, 2006, it would have recognized an additional minimum pension liability pursuant to the provisions of SFAS 87, “Employers Accounting for Pensions.” The effect of recognizing the additional minimum pension liability is included in the table below in the column labeled “Prior to Adopting SFAS 158.”

	At December 31, 2006
	Prior to	Effect of
	adopting	adopting
	SFAS 158	SFAS 158	As reported
	(In thousands)

Other assets (pension intangible)	$4,247	$(36)	$4,211
Net deferred tax asset	$8,706	$(1,658)	$7,048
Accrued compensation and employee benefits	$(5,012)	$(1,169)	$(6,181)
Other accrued employee benefits	$(7,990)	$(276)	$(8,266)
Accrued non-pension postretirement benefits	$(4,049)	$(2,854)	$(6,903)
Accumulated other comprehensive loss	$9,364	$2,677	$12,041

Amounts included in accumulated other comprehensive income (loss), net of tax, at December 31, 2006 which have not yet been recognized in net periodic benefit cost are as follows (in thousands):

		Other
		postretirement
	Pension plans	benefits

Prior service cost	$22	$797
Net actuarial loss	$11,447	$1,433

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)
December 31, 2006, 2005 and 2004

Amounts included in accumulated other comprehensive loss, net of tax, at December 31, 2006 expected to be recognized in net periodic benefit cost during the fiscal year ending December 31, 2007 are as follows (in thousands):

		Other
		postretirement
	Pension plans	benefits

Prior service credit	$(86)	$(37)
Net actuarial loss	$1,102	$69

  A. Qualified Pension Plan

The Company maintains a non-contributory defined benefit pension plan for certain employees. The following table sets forth the components of net periodic pension cost for the years ended December 31, 2006, 2005 and 2004 based on a September 30 measurement date:

	2006	2005	2004
	(In thousands)

Service cost — benefits earned during the year	$1,937	$1,827	$1,626
Interest cost on projected benefit obligations	2,380	2,501	2,510
Expected return on plan assets	(3,670)	(3,640)	(3,709)
Amortization of prior service cost	(112)	(115)	(136)
Amortization of net loss	1,273	990	656

Net periodic pension cost	$1,808	$1,563	$947

Actuarial assumptions used in the determination of the net periodic pension cost were:

	2006	2005	2004

Discount rate	5.25%	5.25%	6.5%
Expected long-term return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	5.0%	5.0%	5.0%

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)
December 31, 2006, 2005 and 2004

The following table provides a reconciliation of benefit obligations, plan assets and funded status based on a September 30 measurement date:

	2006	2005
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of plan year	$47,277	$43,089
Service cost	1,937	1,827
Interest cost	2,380	2,501
Plan amendments	44	841
Actuarial (gain) loss	(1,190)	2,607
Benefits paid	(4,310)	(3,588)

Projected benefit obligation at September 30	$46,138	$47,277

Change in plan assets:
Fair value of plan assets at beginning of plan year	$46,227	$42,859
Actual return on plan assets	2,350	4,956
Company contribution	—	2,000
Benefits paid	(4,310)	(3,588)

Fair value of plan assets at September 30	$44,267	$46,227

Reconciliation:
Funded status at September 30	$(1,871)	$(1,050)
Unrecognized prior service cost	—	(128)
Unrecognized net actuarial loss	—	18,904

Prepaid (accrued) pension asset (liability) at September 30 and December 31	$(1,871)	$17,726

Actuarial assumptions used in the determination of the benefit obligation of the above data were:

	2006	2005

Discount rate	5.75%	5.25%
Rate of compensation increase	5.0%	5.0%

The fair value of the pension plan assets was $46.1 million at December 31, 2006 and $46.5 million at December 31, 2005. The variation in the fair value of the assets between September and December of each year is primarily from the change in the market value of the underlying investments. Estimated future benefit payments expected to be paid in each of the next five years beginning with 2007 are $4.0 million, $3.9 million, $4.2 million, $3.9 million and $4.1 million with an aggregate of $22.4 million for the five years thereafter. The Company does not expect to contribute funds to its pension plan in 2007.

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)
December 31, 2006, 2005 and 2004

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of short- and long-term plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across various stocks, as well as growth, value, and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies. The Company’s pension plan weighted-average asset allocations by asset category at December 31 are as follows:

	2006	2005

Stocks	60%	63%
Fixed income funds	34	32
Cash and cash equivalents	6	5

Total	100%	100%

The pension plan has a separately determined accumulated benefit obligation that is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation in that it includes no assumption about future compensation levels. The accumulated benefit obligation was $45.5 million and $46.2 million at September 30, 2006 and 2005, respectively.

  B. Supplemental Non-qualified Unfunded Pensions

The Company also maintains supplemental non-qualified unfunded pension plans for certain officers and other key employees. Pension expense for these plans was $372,000, $412,000 and $391,000 for years ended 2006, 2005 and 2004, respectively, and the amount accrued was $1.9 million and $2.1 million as of the end of 2006 and 2005. Amounts were determined based on similar assumptions as the Qualified Pension Plan as of the September 30 measurement dates.

  C. Other Postretirement Benefits

The Company has certain postretirement plans that provide medical benefits for certain retirees and eligible dependents. The following table sets forth the components of net periodic postretirement benefit cost for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands)

Service cost, benefits attributed for service of active employees for the period	$224	$183	$167
Interest cost on the accumulated postretirement benefit obligation	422	437	474
Amortization of prior service credit	(36)	(173)	(173)
Recognized net actuarial loss	155	181	155

Net periodic postretirement benefit cost	$765	$628	$623

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)
December 31, 2006, 2005 and 2004

The discount rate used to measure the net periodic postretirement benefit cost was 5.25% for 2006, 6.0% for 2005 and 6.5% for 2004. It is the Company’s policy to fund health care benefits on a cash basis. Because the plans are unfunded, there are no plan assets. The following table provides a reconciliation of the benefit obligation at the Company’s December 31 measurement date.

	2006	2005
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$9,744	$7,037
Service cost	224	183
Interest cost	422	437
Amendments	(241)	1,505
Actuarial (gain) loss	(1,819)	1,745
Plan participants contributions	401	347
Benefits paid	(1,072)	(1,510)

Projected benefit obligation and unfunded status at December 31	7,659	9,744
Unrecognized prior service credit	—	(1,495)
Unrecognized net actuarial loss	—	(4,294)

Accrued non-pension postretirement benefit liability	$7,659	$3,955

The discount rate used to measure the accumulated postretirement benefit obligation was 5.75% for 2006 and 5.25% for 2005. Because the plan requires the Company to establish fixed Company contribution amounts for retiree health care benefits, future health care cost trends do not generally impact the Company’s accruals or provisions.

Estimated future benefit payments of postretirement benefits, assuming more cost sharing, expected to be paid in each of the next five years beginning with 2007 are $0.8 million, $0.7 million, $0.6 million, $0.6 million and $0.6 million with an aggregate of $3.0 million for the five years thereafter. These amounts can vary significantly from year to year because the cost sharing estimates can vary from actual expenses as the Company is self-insured.

  D. Badger Meter Employee Savings and Stock Ownership Plan

The Badger Meter Employee Savings and Stock Ownership Plan (the “ESSOP”) has used proceeds from loans, guaranteed by the Company, to purchase Common Stock of the Company from shares held in treasury. The Company is obligated to contribute sufficient cash to the ESSOP to enable it to repay the loan principal and interest. The principal amount of the loan was $744,000 as of December 31, 2006 and $915,000 as of December 31, 2005. This principal amount has been recorded as long-term debt and a like amount of unearned compensation has been recorded as a reduction of shareholders’ equity in the accompanying Consolidated Balance Sheets.

The Company made principal payments of $171,000, $150,000 and $220,000 in 2006, 2005 and 2004, respectively. The associated commitments released shares of Common Stock (23,342 in 2006 for the 2005 obligation, 29,176 in 2005 for the 2004 obligation, and 42,792 in 2004 for the 2003 obligation) for allocation to participants in the ESSOP. The ESSOP held unreleased shares of 154,638, 177,980 and 207,156 as of December 31, 2006, 2005 and 2004, respectively, with a fair value of $4.3 million, $3.5 million and $3.1 million as of December 31, 2006, 2005 and 2004, respectively. Unreleased shares are not considered outstanding for purposes of computing earnings per share.

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)
December 31, 2006, 2005 and 2004

The ESSOP includes a voluntary 401(k) savings plan that allows certain employees to defer up to 20% of their income on a pretax basis subject to limits on maximum amounts. The Company matches 25% of each employee’s contribution, with the match percentage applying to a maximum of 7% of the employee’s salary. The match is paid using Company stock released through the ESSOP loan payments. For ESSOP shares purchased prior to 1993, compensation expense is recognized based on the original purchase price of the shares released and dividends on unreleased shares are charged to retained earnings. For shares purchased after 1992, expense is based on the market value of the shares on the date released and dividends on unreleased shares are accounted for as additional interest expense. At December 31, 2006, the Company intends to use proceeds of $61,000 from the ESSOP to reduce the existing loan in 2007. This commitment releases shares to satisfy the 401(k) match for 2006. Compensation expense of $209,000, $221,000 and $225,000 was recognized for the match for 2006, 2005 and 2004, respectively.

Note 8 Income Taxes

The components of the net deferred taxes as of December 31 were as follows:

	2006	2005
	(In thousands)

Deferred tax assets:
Receivables	$192	$234
Inventories	947	748
Accrued compensation	944	773
Payables	1,137	1,285
Non-pension postretirement benefits	2,930	1,526
Accrued pension benefits	715	—
Accrued employee benefits	2,728	2,192
Net operating loss and tax credit carryforwards	232	259
Other	478	395

Total deferred tax assets	10,303	7,412

Deferred tax liabilities:
Depreciation	3,255	3,723
Prepaid pension	—	6,841

Total deferred tax liabilities	3,255	10,564

Net deferred tax asset (liabilities)	$7,048	$(3,152)

Income tax expense is included in the accompanying Consolidated Statements of Operations as follows:

	2006	2005	2004
	(In thousands)

Income tax expense:
Continuing operations	$10,921	$9,500	$8,269
Discontinued operations	(1,655)	45	78

Total	$9,266	$9,545	$8,347

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)
December 31, 2006, 2005 and 2004

Details of earnings from continuing operations before income taxes and the related provision for income taxes are as follows:

	2006	2005	2004
	(In thousands)

Domestic	$26,804	$24,263	$20,174
Foreign	685	1,401	151

Total	$27,489	$25,664	$20,325

Provision for income taxes from continuing operations:
Current:
Federal	$10,885	$8,100	$5,187
State	1,709	1,397	1,418
Foreign	256	281	181
Deferred:
Federal	(1,682)	(199)	1,258
State	(302)	(194)	245
Foreign	55	115	(20)

Total	$10,921	$9,500	$8,269

The provision for income tax differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate in each year due to the following items:

	2006	2005	2004
	(In thousands)

Provision at statutory rate	$9,622	$8,982	$7,114
State income taxes, net of federal tax benefit	1,067	782	1,081
Foreign income taxes	71	(49)	38
Other	161	(215)	36

Actual provision	$10,921	$9,500	$8,269

At December 31, 2006, the Company had foreign net operating loss carryforwards at certain European subsidiaries totaling $0.7 million. The German carryforward has an unlimited carryforward period, however, the net operating loss may only offset up to $1 million euros of taxable income each year. The Slovakian carry forward has a five-year carryforward period and will begin to expire in 2010.

No provision for federal income taxes was made on the earnings of foreign subsidiaries that are considered permanently invested or that would be offset by foreign tax credits upon distribution. Such undistributed earnings at December 31, 2006 were $2.7 million.

Tax Contingencies

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related deferred tax assets and liabilities. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS 5, “Accounting for Contingencies.”

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)
December 31, 2006, 2005 and 2004

As of December 31, 2006 and 2005, the Company has recorded reserves for uncertain tax positions of $6.5 million and $0.2 million, respectively. The increase in the reserve for uncertain tax positions was due to uncertainty regarding the sustainability of certain deductions to be taken on the 2006 Federal tax return related to the shutdown of the Company’s French subsidiaries. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Note 9 Long Term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

	2006	2005
	(In thousands)

ESSOP debt (Note 7 D)	$744	$915
Term loans	7,128	21,876

Total debt	7,872	22,791
Less: current maturities	(1,944)	(7,431)

Long-term debt	$5,928	$15,360

Interest on the ESSOP debt may be charged at either prime rate or at LIBOR plus 1.5%. As of December 31, 2006, the LIBOR-based loan had an interest rate of 6.87%. The terms of the loan allow variable payments of principal with the final principal and interest payment due April 30, 2008. The interest expense on the ESSOP debt was $20,000, $21,000 and $23,000, which was net of dividends on unallocated ESSOP shares of $28,000, $30,000 and $34,000 for 2006, 2005 and 2004, respectively.

Included in term loans for 2005 was $7.3 million borrowed under a 10 million euro-based (U.S. dollar equivalent of $11.8 million at December 31, 2005) revolving loan facility that bears interest at 3.79% and expires in April 2007. In 2006, borrowings under this euro-based revolving loan facility were classified as short-term debt on the Consolidated Balance Sheets due to the facility expiring in April 2007. See Note 4, “Short-term Debt and Credit Lines” for further discussion.

In May 2005, the Company obtained a long-term, unsecured loan to replace existing short-term debt. The Company secured a $10 million, five-year term loan that bears interest at 5.59% with remaining annual principal payments for the subsequent four years of $1.9 million, $2.1 million, $2.2 million and $0.9 million.

Cash, receivables and payables are reflected in the financial statements at fair value. Short-term debt is comprised of notes payable drawn against the Company’s lines of credit and commercial paper. Because of the short-term nature of these instruments, the carrying value approximates the fair value. The $5.5 million of short-term debt outstanding under the euro-based revolving loan facility was renewed at December 31, 2006 at current interest rates and therefore carrying value approximates fair market value. The five-year term loan with $7.1 million outstanding has an estimated fair value of $7.0 million at December 31, 2006 based on quoted market rates.

The Company guarantees the debt of the Badger Meter Officers’ Voting Trust (“BMOVT”), from which the BMOVT obtained loans from a bank on behalf of the officers of the Company in order to purchase shares of the Company’s Common Stock. The officers’ loan amounts are secured by the Company’s shares that were purchased with the loans’ proceeds. There have been no loans made to officers by the BMOVT since July 2002. The Company has guaranteed $0.5 million and $1.1 million of the BMOVT’s debt at December 31, 2006 and December 31, 2005, respectively. The current loan matures in April 2007, at which time it is expected to be renewed. The fair market value of this guarantee at December 31, 2006 continues to be insignificant because the secured value of the shares

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)
December 31, 2006, 2005 and 2004

exceeds the loan amount. It is the Company’s intention to eliminate the BMOVT by December 31, 2010, because it no longer fulfills its original purpose of providing officers with loans to purchase Common Stock.

Note 10 Industry Segment and Geographic Areas

The Company is a marketer and manufacturer of flow measurement and control instruments, which comprise one reportable segment. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes, customers and methods of distribution.

Information regarding revenues by geographic area is as follows:

	2006	2005	2004
	(In thousands)

Revenues:
United States	$208,579	$185,015	$170,878
Foreign:
Europe	$9,979	$8,196	$9,061
Mexico	$4,055	$4,220	$4,228
Other	$7,141	$6,206	$4,496

Information regarding assets by geographic area is as follows:

	2006	2005
	(In thousands)

Long-lived assets (all non-current assets except deferred tax asset):
United States	$42,131	$60,080
Foreign:
Europe	$7,827	$6,144
Mexico	$6,556	$3,076
Total assets:
United States	$106,003	$113,752
Foreign:
Europe	$17,509	$14,065
Mexico	$8,996	$4,721

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)
December 31, 2006, 2005 and 2004

Note 11 Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)

2006
Net sales	$58,000	$58,841	$60,208	$52,705
Gross margin	$21,048	$20,568	$17,889	$17,123
Earnings from continuing operations	$5,232	$5,058	$3,945	$2,333
Loss from discontinued operations	$(1,001)	$(1,009)	$(4,464)	$(2,546)
Net earnings (loss)	$4,231	$4,049	$(519)	$(213)
Earnings (loss) per share:
Basic:
Continuing operations	$0.38	$0.36	$0.28	$0.17
Discontinued operations	$(0.07)	$(0.07)	$(0.32)	$(0.19)
Total basic	$0.31	$0.29	$(0.04)	$(0.02)
Diluted:
Continuing operations	$0.37	$0.35	$0.28	$0.16
Discontinued operations	$(0.07)	$(0.07)	$(0.32)	$(0.17)
Total diluted	$0.30	$0.28	$(0.04)	$(0.01)
Dividends declared	$0.075	$0.075	$0.080	$0.080
Stock price:
High	$29.93	$33.20	$27.45	$29.50
Low	$19.51	$21.60	$20.55	$21.00
Quarter-end close	$28.49	$27.00	$25.19	$27.70

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)
December 31, 2006, 2005 and 2004

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)

2005
Net sales	$50,564	$53,503	$50,927	$48,643
Gross margin	$18,521	$19,309	$18,287	$17,302
Earnings from continuing operations	$3,725	$4,387	$4,360	$3,692
Loss from discontinued operations	$(169)	$(228)	$(549)	$(1,965)
Net earnings	$3,556	$4,159	$3,811	$1,727
Earnings (loss) per share:
Basic:
Continuing operations	$0.28	$0.33	$0.32	$0.27
Discontinued operations	$(0.01)	$(0.02)	$(0.04)	$(0.14)
Total basic	$0.27	$0.31	$0.28	$0.13
Diluted:
Continuing operations	$0.27	$0.32	$0.31	$0.26
Discontinued operations	$(0.01)	$(0.02)	$(0.04)	$(0.14)
Total diluted	$0.26	$0.30	$0.27	$0.12
Dividends declared	$0.070	$0.070	$0.075	$0.075
Stock price:
High	$16.13	$20.98	$25.63	$22.46
Low	$13.23	$13.06	$19.00	$16.16
Quarter-end close	$13.25	$20.65	$19.67	$19.62

An adjustment relating to revenue recognition for service agreements was recorded in the fourth quarter of 2006. This adjustment resulted in lower fourth quarter diluted net earnings per share from continuing operations of approximately $0.03 and was deemed to be immaterial with respect to the impact on prior quarters.

Certain adjustments relating to the Company’s French subsidiary, primarily related to inventory valuation and asset valuation reserves, were recorded in the fourth quarter of 2005. These adjustments resulted in lower fourth quarter diluted net earnings per share of approximately $0.10 and were deemed to be immaterial with respect to the impact on prior quarters.

The Company’s Common Stock is listed on the American Stock Exchange under the symbol BMI. Earnings per share is computed independently for each quarter. As such, the annual per share amount may not equal the sum of the quarterly amounts due to rounding. The Company currently anticipates continuing to pay cash dividends. Shareholders of record as of December 31, 2006 and 2005 totaled 632 and 590, respectively, for Common Stock. Voting trusts and street name shareholders are counted as single shareholders for this purpose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2006. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of the end of the year ended December 31, 2006 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A. is contained in Item 8 of this 2006 Annual Report on Form 10-K under the heading “Management’s Annual Report on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The attestation report required under this Item 9A. is contained in Item 8 of this 2006 Annual Report of Form 10-K under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to directors is included under the headings “Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2007, and is incorporated herein by reference.

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

Information required by this Item is included under the headings “Executive Compensation” and “Corporate Governance Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2007, and is incorporated herein by reference; provided, however, that the information under the subsection “Executive Compensation — Corporate Governance Committee Report” is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to be the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is included under the headings “Stock Ownership of Beneficial Owners Holding More than Five Percent,” “Stock Ownership of Management” and “2007 Director Stock Grant Plan Proposal — Equity Compensation Plan Information” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2007, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is included under the headings “Related Person Transactions” and “Nomination and Election of Directors — Independence Committees, Meetings and Attendance” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2007, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included under the heading “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2007, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.	Financial Statements. See the financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2006 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Shareholders’ Equity.”

2.	Financial Statement Schedules. Financial statement schedules are omitted because the information required in these schedules is included in the Notes to Consolidated Financial Statements.

3.	Exhibits. See the Exhibit Index included in this Form 10-K that is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: March 6, 2007

By	/s/ Richard A. Meeusen
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
Beverly L.P. Smiley
Vice President — Controller

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Richard A. Meeusen Richard A. Meeusen Chairman, President and Chief Executive Officer, and Director March 6, 2007	/s/ Ulice Payne, Jr. Ulice Payne, Jr. Director March 6, 2007

/s/ Ronald H. Dix Ronald H. Dix Director March 6, 2007	/s/ Andrew J. Policano Andrew J. Policano Director March 6, 2007

/s/ Thomas J. Fischer Thomas J. Fischer Director March 6, 2007	/s/ Steven J. Smith Steven J. Smith Director March 6, 2007

/s/ Kenneth P. Manning Kenneth P. Manning Director March 6, 2007	/s/ John J. Stollenwerk John J. Stollenwerk Director March 6, 2007

EXHIBIT INDEX

Exhibit
No.		Exhibit Description

(3.0)	Restated Articles of Incorporation effective September 30, 1999.
[Incorporated by reference from Exhibit (3.0)(i) to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999].
(3.1)		Restated By-Laws as amended February 14, 2003. [Incorporated by reference from Exhibit (3.1) to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002].
(4.0)		Loan Agreement dated December 18, 2006 between the Registrant and the M&I Marshall & Ilsley Bank relating to the Registrant’s revolving credit loan.
(4.1)	Loan Agreement between Bank One, N.A. and the Badger Meter Employee Savings and Stock Ownership Plan and Trust, dated June 20, 2003.
[Incorporated by reference from Exhibit (4) to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003].
(4.2)	Rights Agreement, dated May 26, 1998, between the Registrant and Firstar Trust Company.
[Incorporated by reference to Exhibit (4.1) to the Registrant’s Registration Statement on Form 8-A (Commission File No. 1-6706)].
(4.3)	Agreement of Substitution and Amendment of Common Shares Rights Agreement, dated August 16, 2002, between the Registrant and American Stock Transfer and Trust Company.
[Incorporated by reference to Exhibit (4.2) to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-102057)].
(4.4)	Loan Agreement dated December 29, 2003 between the Registrant and the M&I Marshall & Ilsley Bank relating to the Registrant’s euro note.
[Incorporated by reference from Exhibit (4.5) to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2003].
(4.5)	Note Modification Agreement and Amendment to Loan Agreement dated June 20, 2003 between Bank One, N.A. and the Badger Meter Employee Savings and Stock Ownership Plan and Trust, dated June 17, 2004.
[Incorporated by reference from Exhibit (4.6) to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2004].
(4.6)	Note Modification Agreement and Amendment to Loan Agreement dated June 20, 2003 between JPMorgan Chase Bank, N.A. and the Badger Meter Employee Savings and Stock Ownership Plan and Trust, dated April 18, 2005.
[Incorporated by reference from Exhibit (4.1) to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005].
(4.7)	Loan Agreement dated May 20, 2005 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter, Inc.’s business note.
[Incorporated by reference from Exhibit (4.2) to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005].
(9.1)	Badger Meter Officers’ Voting Trust Agreement dated December 18, 1991.
[Incorporated by reference from Exhibit (9.1) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991].
(10	.1)*	Badger Meter, Inc. 1989 Stock Option Plan. [Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 33-27650)].
(10	.2)*	Badger Meter, Inc. 1993 Stock Option Plan. [Incorporated by reference from Exhibit (4.3) to the Registrant’s Form S-8 Registration Statement (Registration No. 33-65618)].

Exhibit
No.		Exhibit Description

(10	.3)*	Badger Meter, Inc. 1995 Stock Option Plan. [Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 33-62239)].
(10	.4)*	Badger Meter, Inc. 1997 Stock Option Plan. [Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 333-28617)].
(10	.5)*	Badger Meter, Inc. Deferred Compensation Plan. [Incorporated by reference from Exhibit (10.5) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993].
(10.6)		Badger Meter, Inc. Employee Savings and Stock Ownership Plan. [Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 33-62241)].
(10	.7)*	Long-Term Incentive Plan. [Incorporated by reference from Exhibit (10.6) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995].
(10	.8)*	Badger Meter, Inc. Supplemental Non-Qualified Unfunded Pension Plan.
[Incorporated by reference from Exhibit (10.7) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995].
(10	.9)*	Forms of the Key Executive Employment and Severance Agreements between Badger Meter, Inc. and the applicable executive officers.
[Incorporated by reference from Exhibit (10.0) to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999].
(10	.10)*	Badger Meter, Inc. 1999 Stock Option Plan. [Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 333-73228)].
(10	.11)*	Badger Meter, Inc. Amendment to Deferred Compensation Plan. [Incorporated by reference from Exhibit (10.11) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000].
(10	.12)*	Badger Meter, Inc. 2002 Director Stock Grant Plan. [Incorporated by reference from Exhibit (10.0) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002].
(10	.13)*	Badger Meter, Inc. 2003 Stock Option Plan. [Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 333-107850)].
(10	.14)*	Badger Meter, Inc. 2005 Restricted Stock Plan. [Incorporated by reference to Appendix A to Badger Meter, Inc.’s Proxy statement for the Annual Meeting of Shareholders on April 29, 2005].
(10	.15)*	Form of Restricted Stock Award Agreement under Badger Meter, Inc. 2005 Restricted Stock Plan. [Incorporated by reference from Badger Meter, Inc.’s Report on Form 8-K dated May 5, 2005].
(10	.16)*	2005 Director Compensation Summary. [Incorporated by reference from Badger Meter, Inc.’s Report on Form 8-K dated May 5, 2005].
(10	.17)*	Badger Meter, Inc. Executive Supplemental Plan for Key Employees, dated January 1, 2005. [Incorporated by reference from Badger Meter, Inc.’s Report on Form 8-K dated November 11, 2005].
(21.0)		Subsidiaries of the Registrant.
(23.0)		Consent of Independent Registered Public Accounting Firm.
(31.1)		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.	Exhibit Description

(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.0)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.0)	Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2007. To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12, 13 and 14 of this Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report.

*	A management contract or compensatory plan or arrangement.