Form 10-Q
period 2007-03-31
BADGER METER INC
filed 2007-04-20
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2007
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
Yes ☐       No ☑
     As of April 13, 2007, there were 14,227,788 shares of Common Stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for Period Ended March 31, 2007

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
•	the continued shift in the Company’s business from lower cost, local read meters toward more expensive, value-added automatic meter reading (AMR) systems;

•	the success or failure of newer Company products, including the Orion® radio frequency AMR system, the absolute digital encoder (ADE™) and the Galaxy® fixed network AMR system;

•	changes in competitive pricing and bids in both the domestic and foreign marketplaces, and particularly in continued intense price competition on government bid contracts for lower cost, local read meters;

•	the actions (or lack thereof) of the Company’s competitors;

•	changes in the Company’s relationships with its alliance partners, primarily its alliance partners that provide AMR connectivity solutions, and particularly those that sell products that do or may compete with the Company’s products;

•	changes in the general health of the United States and foreign economies, including, to some extent, housing starts in the United States and overall industrial activity;

•	increases in the cost and/or availability of needed raw materials and parts, including recent increases in the cost of brass housings as a result of increases in the commodity prices for copper and zinc at the supplier level and resin as a result of increases in petroleum and natural gas prices;

•	the ability of the Company to maximize the value of the remaining assets in its discontinued French operations;

•	changes in foreign economic conditions, particularly currency fluctuations between the United States dollar and the euro;

•	the loss of certain single-source suppliers; and

•	changes in laws and regulations, particularly laws dealing with the use of lead (which can be used in the manufacture of certain meters incorporating brass housings) and Federal Communications Commission rules affecting the use and/or licensing of radio frequencies necessary for AMR products.
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

Part I — Financial Information
Item 1 Financial Statements
BADGER METER, INC.
Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash	$1,778	$3,002
Receivables	31,321	29,276
Inventories:
Finished goods	9,634	9,122
Work in process	9,920	10,302
Raw materials	14,588	13,866

Total inventories	34,142	33,290
Prepaid expenses and other current assets	3,817	3,179
Deferred income taxes	3,757	3,737
Assets of discontinued operations (Note 6)	6,663	6,875

Total current assets	81,478	79,359

Property, plant and equipment, at cost	116,153	113,249
Less accumulated depreciation	(69,374)	(68,540)

Net property, plant and equipment	46,779	44,709

Intangible assets, at cost less accumulated amortization	595	636
Other assets	4,256	4,211
Deferred income taxes	3,510	3,510
Goodwill	6,958	6,958

Total assets	$143,576	$139,383

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$10,823	$15,093
Current portion of long-term debt	1,971	1,944
Payables	12,853	10,597
Accrued compensation and employee benefits	5,596	6,181
Warranty and after-sale costs	2,768	2,954
Income and other taxes	7,063	621
Liabilities of discontinued operations (Note 6)	7,018	8,321

Total current liabilities	48,092	45,711

Other long-term liabilities	547	557
Deferred income taxes	201	199
Accrued non-pension postretirement benefits	7,025	6,903
Other accrued employee benefits	8,212	8,266
Long-term debt	5,364	5,928
Commitments and contingencies
Shareholders’ equity:
Common stock	20,616	20,553
Capital in excess of par value	19,995	19,428
Reinvested earnings	78,919	77,479
Accumulated other comprehensive loss	(11,864)	(12,041)
Less: Employee benefit stock	(682)	(744)
Treasury stock, at cost	(32,849)	(32,856)

Total shareholders’ equity	74,135	71,819

Total liabilities and shareholders’ equity	$143,576	$139,383

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Operations

	Three Months Ended
	March 31,
	(Unaudited)
	2007	2006
	(In thousands except share and per
	share amounts)
Net sales	$52,663	$58,000

Cost of sales	36,408	36,952

Gross margin	16,255	21,048

Selling, engineering and administration	11,985	12,405

Operating earnings	4,270	8,643

Interest expense	352	345

Earnings from continuing operations before income taxes	3,918	8,298

Provision for income taxes	1,449	3,066

Earnings from continuing operations	2,469	5,232

Earnings (loss) from discontinued operations	103	(1,001)

Net earnings	$2,572	$4,231

Per share amounts:

Earnings (loss) per share:
Basic from continuing operations	$0.17	$0.38
Basic from discontinued operations	$0.01	$(0.07)

Total basic	$0.18	$0.31

Diluted from continuing operations	$0.17	$0.37
Diluted from discontinued operations	$0.01	$(0.07)

Total diluted	$0.18	$0.30

Dividends declared – Common stock	$.080	$.075

Shares used in computation of earnings per share:
Basic	14,057,135	13,690,328
Impact of stock-based compensation	482,951	612,229

Diluted	14,540,086	14,302,557

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Cash Flows

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands)
	2007	2006
Operating activities:
Net earnings	$2,572	$4,231
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	1,722	1,751
Amortization	41	128
Deferred income taxes	(20)	(6)
Noncurrent employee benefits	1,033	1,702
Changes in:
Receivables	(2,505)	(4,341)
Inventories	(83)	(836)
Prepaid expenses and other current assets	(760)	(818)
Current liabilities other than debt	5,374	872

Total adjustments	4,802	(1,548)

Net cash provided by operations	7,374	2,683

Investing activities:
Property, plant and equipment	(3,691)	(2,033)
Other — net	(30)	(221)

Net cash used for investing activities	(3,721)	(2,254)

Financing activities:
Net increase (decrease) in short-term debt	(4,346)	619
Repayments of long-term debt	(537)	(1,033)
Dividends paid	(1,132)	(1,035)
Proceeds from exercise of stock options	397	1,248
Tax benefit on stock options	532	1,241
Issuance of treasury stock	40	37

Net cash provided by (used for) financing activities	(5,046)	1,077

Effect of foreign exchange rates on cash	(41)	(139)

Increase (decrease) in cash	(1,434)	1,367
Cash — beginning of period	5,048	4,403

Cash — end of period *	$3,614	$5,770

*	Includes $1,836 and $1,272 of cash included in the assets of discontinued operations at March 31, 2007 and 2006, respectively.
See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
Note 1 Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at March 31, 2007, results of operations for the three-month periods ended March 31, 2007 and 2006, and cash flows for the three-month periods ended March 31, 2007 and 2006. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Certain reclassifications have been made to the 2006 consolidated condensed financial statements to conform to the 2007 presentation due to the presentation of the Company’s French operations as discontinued operations.
Note 2 Additional Balance Sheet Information
     The consolidated condensed balance sheet at December 31, 2006 was derived from amounts included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Refer to the footnotes to the financial statements included in that report for a description of the Company’s accounting policies and for additional details of the Company’s financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.
Warranty and After-Sale Costs
     The Company estimates and records provisions for warranties and other after-sale costs in the period the sale is reported. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company’s warranty and after-sale costs reserve for the three-month periods ended March 31, 2007 and 2006 are as follows:

	Balance at	Net additions		Balance
	beginning	charged to	Costs	at
(In thousands)	of year	earnings	incurred	March 31

2007	$2,954	$77	$(263)	$2,768
2006	$3,047	$294	$(387)	$2,954
Note 3 Employee Benefit Plans
     The Company maintains a non-contributory defined benefit pension plan for its domestic employees and a non-contributory postretirement plan that provides medical benefits for certain domestic retirees and eligible dependents. The following table sets forth the components of net periodic benefit cost for the three months ended March 31, 2007 and 2006 based on a September 30 measurement date:

			Other
			postretirement
	Pension benefits		benefits
(In thousands)	2007	2006	2007	2006
Service cost	$496	$485	$49	$56
Interest cost	629	595	105	122
Expected return on plan assets	(883)	(918)	—	—
Amortization of prior service cost	(37)	(28)	—	(9)
Amortization of net loss	282	318	28	59

Net periodic benefit cost	$487	$452	$182	$228

     The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it did not expect to contribute funds to its pension plan in 2007. While the Company believes that it will not be required to make any such contributions in 2007, such belief is based upon the estimated return on plan assets as of the annual measurement date.
     The Company also disclosed in its financial statements for the year ended December 31, 2006 that it estimated it would pay $777,000 in other postretirement benefits in 2007 based on actuarial estimates. As of March 31, 2007, $176,000 of such benefits were paid. The Company continues to believe that its estimated payments for the full year are reasonable. Note that the amount of benefits paid in calendar year 2007 will not impact the expense for postretirement benefits for the current year.
Note 4 Guarantees
     The Company guarantees the debt of the Badger Meter Officers’ Voting Trust (“BMOVT”), from which the BMOVT obtained loans from a bank on behalf of the officers of the Company in order to purchase shares of the Company’s Common Stock. The officers’ loan amounts are secured by the Company’s shares that were purchased with the loans’ proceeds. There have been no loans made to officers by the BMOVT since July 2002. The Company has guaranteed $0.5 million of the BMOVT’s debt at both March 31, 2007 and December 31, 2006. The current loan matures in April 2007, at which time it is expected to be renewed. The fair market value of this guarantee at March 31, 2007 continues to be insignificant because the secured value of the shares exceeds the loan amount. It is the Company’s intention to eliminate the BMOVT by December 31, 2010, because it no longer fulfills its original purpose of providing officers with loans to purchase Common Stock. The Company has no other off-balance sheet arrangements.
     The Company guarantees the outstanding debt of the Badger Meter Employee Savings and Stock Ownership Plan (“ESSOP”) that is recorded in long-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders’ equity. The loan amount is collateralized by shares of the Company’s Common Stock. A payment of $62,000 was made in the first quarter of 2007 that reduced long-term debt and the corresponding employee benefit stock balance included in shareholders’ equity.
Note 5 Comprehensive Loss
     Comprehensive income for the three-month periods ended March 31, 2007 and 2006 was $2.7 million and $4.4 million, respectively.
     Components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
(In thousands)	2007	2006

Cumulative foreign currency translation adjustment	$1,645	$1,658
Unrecognized pension and postretirement benefit plan liabilities	(13,509)	(13,699)

Accumulated other comprehensive loss	$(11,864)	$(12,041)

Note 6 Discontinued French Operations
     At December 31, 2006, the Company discontinued its French operations. Information about the Company’s discontinued French operations is included in the Notes to Consolidated Financial Statements in the 2006 Annual Report on Form 10-K under the heading “Note 3 Discontinued Operations.” The Company continues to believe that this decision will result in total after-tax charges ranging from $6.0 million to $8.0 million, of which $5.4 million of charges net of the income tax benefit were recognized in 2006, with the remainder to be recognized in 2007 as assets are liquidated and liabilities are settled.
     Revenues from the French operations for the periods ended March 31, 2007 and 2006 were $1.8 million and $3.0 million, respectively. Net earnings from the French operations were $0.1 million for the period ended March 31, 2007 compared to a net loss of $1.0 million at March 31, 2006.
     The components of the assets and liabilities of discontinued operations included in the Consolidated Condensed Balance Sheets are as follows:

	March 31,	December 31,
(In thousands)	2007	2006

Assets of discontinued operations:
Cash	$1,836	$2,046
Receivables	1,767	1,201
Inventories	69	827
Prepaid expenses and other current assets	311	181
Net property, plant and equipment	2,429	2,375
Intangible assets, at cost less accumulated amortization	251	245

Total assets of discontinued operations	$6,663	$6,875

Liabilities of discontinued operations:
Short-term debt	$3,350	$3,275
Payables	1,700	2,356
Accrued compensation and employee benefits	1,136	1,927
Warranty and after-sale costs	567	567
Income and other taxes	265	196

Total liabilities of discontinued operations	$7,018	$8,321
Note 7 Income Taxes
     In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2002. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest is insignificant and there are no penalties accrued at March 31, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.
     The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. At January 1, 2007, the Company had unrecognized tax benefits of $6.5 million, which primarily related to uncertainty regarding the sustainability of certain deductions to be taken on the 2006 U.S. Federal income tax return related to the shutdown of the Company’s French subsidiaries. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period.
Note 8 Contingencies and Litigation
     In the normal course of business, the Company is named in legal proceedings from time to time. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are as follows.

     The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relative to two landfill sites. Provision has been made for all known settlement costs, which are not material.
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
Note 9 Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. On December 31, 2006, the Company adopted the provisions of SFAS 158 by recognizing the funded status of its defined benefit pension and postretirement benefit plans in the statement of financial position based on the September 30, 2006 measurement date. Information about the Company’s adoption of this statement is included in the Notes to Consolidated Financial Statements in the 2006 Annual Report on Form 10-K under the heading “Note 7 Employee Benefit Plans.” In addition, the Company will be required to measure the plan assets and benefit obligations as of the date of the year-end statement of financial position by December 31, 2008. The Company is currently evaluating the impact, if any, that the change in the measurement date will have on its consolidated financial position, results of operations and cash flows.
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Description and Overview
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
     There is a base level of annual business for utility products driven by replacement units and, to a much lesser extent, housing starts. Sales above the base level depend on conversions to AMR away from manual read meters. The Company believes that conversion from local read meters to AMR products can accelerate replacements of meters and result in growth, because it is estimated that only 20-25% of the U.S. water meter market has been converted to AMR. Badger Meter’s strategy is to solve customers’ metering needs with its proprietary meter reading systems or other systems available through alliances within the marketplace.
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
Business Trends
     At December 31, 2006, the Company discontinued its French operations. The Company continues to believe that this decision will result in total after-tax charges ranging from $6.0 million to $8.0 million. In 2006, $5.4 million of charges, net of the income tax benefit, were recognized, with the remainder to be recognized in 2007 as assets are liquidated and liabilities are settled. All results associated with the Company’s French operations have been removed from continuing operations and are presented as results of discontinued operations. See the Notes to Consolidated Financial Statements in the 2006 Annual Report on Form 10-K under the heading “Note 3 Discontinued Operations” for further discussion. All remaining comments in this section relate to continuing operations.
     As noted above, the Company sells AMR products of other companies as well as its own proprietary product, Orion®. The Company currently has a distribution agreement under which it resells products produced by Itron, Inc. Prior to the Company’s introduction of its own proprietary Orion® products, Itron® water utility-related products were a significant contributor to the Company’s results. The Company’s Orion® products directly compete with Itron® water AMR products and, in recent years, many of the Company’s customers have selected Orion® products. As a result, the Company’s 2005 annual sales of Itron® products decreased approximately 12%, while Orion® sales doubled compared to 2004. In 2006, sales of Itron® products decreased nearly 16% while Orion® sales increased 39% compared to 2005. In the first quarter of 2007, Orion® sales were twice those of Itron® sales. The Company expects similar trends to continue, although it also believes that Itron® products will remain a significant component of utility sales. Decreases in sales of Itron® products have generally been offset by increases in sales of Orion® products, which produce a higher gross margin than Itron® products. As a result, the Company does not expect this trend to have a material negative impact on the Company’s financial position or results of operations.
Results of Operations — Three Months Ended March 31, 2007
     Badger Meter’s net sales for the three months ended March 31, 2007 decreased $5.3 million, or 9.2% over the same period in 2006. The overall decrease was driven by reduced sales of utility products, mitigated somewhat by increases in industrial product sales.
     Residential and commercial meter net sales represented 76.6% of total sales in the first quarter of 2007 compared to 81.5% in the first quarter of 2006. These sales decreased $6.9 million to $40.3 million from $47.2 million in the same period in 2006. Sales of local read meters declined nearly 7% while sales of meters with AMR technology declined approximately 19%. The Company’s two primary AMR technologies, Orion® and Itron, were down 7.8% and 30.3%, respectively, compared to the first quarter of 2006, which had the highest first quarter sales in history. The decreases were primarily due to lower volumes of products sold, offset slightly by higher prices as a result of price increases put in place in mid-2006. The volume decline is attributed to the timing of orders and longer selling cycles as utilities take more time to evaluate various AMR technologies prior to selecting a system.
     Industrial product net sales represented 23.4% of total sales in the first quarter of 2007 compared to 18.5% in the first quarter of 2006. While the percentage increase is due mostly to the decrease in utility products discussed above, these sales did increase 14.8% to $12.4 million compared with $10.8 million in the same period in 2006 due to a combination of both volume and price increases.
     Gross margins in total for the first quarter of 2007 were 30.9% compared to 36.3% in the first quarter of 2006. Gross margins decreased between 2007 and 2006 due to the decrease in volumes and higher cost of materials, particularly copper, the main component of the brass housings used to make meters. While copper prices retreated in the first quarter of 2007 from their record highs in 2006, they still were significantly higher than prices for the same period in 2006.
     Selling, engineering and administration costs decreased 3.4% for the three months ending March 31, 2007 over 2006 levels due primarily to lower employee incentive expense related to lower earnings and continuing cost controls, offset somewhat by normal inflationary increases.
     Interest expense was approximately the same in the first quarter of 2007 as in the same period in 2006. This is the net impact of lower debt levels, offset by increasing interest rates.
     Income taxes as a percentage of earnings from continuing operations before income taxes were 37.0% and 36.9% for the first quarter of 2007 and 2006, respectively.
     As a result of the above-mentioned items, earnings from continuing operations were $2.5 million for the three months ended March 31, 2007 compared to $5.2 million for the three months ended March 31, 2006. On a diluted basis, earnings per share from continuing operations were $0.17 and $0.37, respectively, for the same periods.
LIQUIDITY AND CAPITAL RESOURCES
     The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations for the first three months of 2007 was $7.4 million versus $2.7 million for the same period in 2006. The increase was primarily the net effect of a receipt of refundable income taxes, offset by somewhat lower net earnings.
     The increase in the receivables balance from $29.3 million at December 31, 2006 to $31.3 million at March 31, 2007 was due primarily to the timing of sales and certain cash collections.
     Inventories at March 31, 2007 increased to $34.1 million from $33.3 million at December 31, 2006 due primarily to lower than expected sales volumes as a result of the timing of orders and longer sales cycles as well as higher material costs.
     Prepaid expenses and other current assets increased between December 31, 2006 and March 31, 2007 primarily because of the payment of certain calendar year insurance premiums that are expensed ratably over the policy period.
     Net property, plant and equipment increased $2.1 million since December 31, 2006. This is the result of $3.7 million of capital expenditures, which included nearly $1.0 million associated with the construction of a new plant in Mexico which is expected to be completed in 2008, offset by depreciation expense and disposals.
     Short-term debt decreased nearly $4.3 million at March 31, 2007 compared to the balance at December 31, 2006. This net reduction of debt was due to the repayment of a majority of commercial paper borrowings in the first quarter of 2007. Long-term debt decreased as a result of regularly scheduled payments. The Company’s debt is unsecured and does not carry any financial covenants.
     Payables increased to $12.9 million at March 31, 2007 from $10.6 million at December 31, 2006 primarily as a result of the increase in inventory and the timing of payments. Accrued compensation and employee benefits declined $0.6 million since December 31, 2006 to $5.6 million due to the first quarter 2007 payments of amounts accrued at December 31, 2006, offset somewhat by costs accrued for 2007 expenses to date.
     Income and other taxes increased to $7.1 million at March 31, 2007 from $0.6 million at December 31, 2006. At December 31, 2006, the Company recorded its net federal income tax position (refundable income tax net of the related reserves for uncertain tax positions) as a receivable. In the first quarter of 2007, the Company received payment of the refundable tax amounts and reclassified the reserve for uncertain tax positions to the income and other taxes liability in the Consolidated Condensed Balance Sheet.

     Common Stock and capital in excess of par value both increased since December 31, 2006 due to new stock issued in connection with the exercise of stock options. Employee benefit stock decreased as a result of a payment made on the Employee Savings and Stock Ownership Plan loan during the first quarter of 2007.
     Accumulated other comprehensive loss was $11.9 million at March 31, 2007 compared to a $12.0 million loss at December 31, 2006 primarily due to the amortization in the Statement of Operations of certain pension and postretirement amounts included in accumulated other comprehensive loss as required under FAS 158.
     Badger Meter’s financial condition remains strong. The Company believes that its operating cash flows, available borrowing capacity including $40.8 million of unused credit lines, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and development of new products. The Company continues to take advantage of its local commercial paper market and from time to time may convert short-term debt into long-term debt.
Other Matters
     There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are as follows.
     The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relative to two landfill sites. Provision has been made for all known settlement costs, which are not material.
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
Accounting Change
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. See Note 7 to the Notes to Unaudited Consolidated Condensed Financial Statements in this Form 10-Q for information regarding this accounting change.
Off-Balance Sheet Arrangements and Contractual Obligations
     The Company’s off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and have not materially changed since that report was filed.
Item 3 Quantitative and Qualitative Disclosures about Market Risk
     The Company’s quantitative and qualitative disclosures about market risk are included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and have not materially changed since that report was filed.
Item 4 Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President – Finance, Chief Financial Officer and Treasurer,

the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2007. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2007 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to management by others within those entities as appropriate to allow timely decisions regarding disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
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

BADGER METER, INC.
Dated: April 20, 2007	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President - Finance, Chief Financial Officer and Treasurer

By	/s/ Beverly L.P. Smiley
Beverly L.P. Smiley
Vice President - Controller

BADGER METER, INC.
Quarterly Report on Form 10-Q for Period Ended March 31, 2007
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