Form 10-Q
period 2007-06-30
BADGER METER INC
filed 2007-08-06
CIK 9092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2007
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
Yes ☐      No ☑
     As of July 12, 2007, there were 14,404,133 shares of Common Stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for Period Ended June 30, 2007
Index

		Page No.
Part I. Financial Information:

Item 1	Financial Statements:

	Consolidated Condensed Balance Sheets - -
	June 30, 2007 and December 31, 2006	4

	Consolidated Condensed Statements of Operations - -
	Three and Six Months Ended June 30, 2007 and 2006	5

	Consolidated Condensed Statements of Cash Flows - -
	Six Months Ended June 30, 2007 and 2006	6

	Notes to Unaudited Consolidated Condensed Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4	Controls and Procedures	15

Part II. Other Information:

Item 4	Submission of Matters to a Vote of Security Holders	16

Item 6	Exhibits	16

Signatures		17

Exhibit Index		18
Loan Agreement
2007 Director Stock Grant Plan
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO and CFO Pursuant to Section 906

Special Note Regarding Forward Looking Statements
          Certain statements contained in this Form 10-Q, as well as other information provided from time to time by the Company or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties that include, among other things:
•	the continued shift in the Company’s business from lower cost, local read meters toward more expensive, value-added automatic meter reading (AMR) systems;

•	the success or failure of newer Company products, including the Orion® radio frequency AMR system, the absolute digital encoder (ADE™) and the Galaxy® fixed network AMR system;

•	changes in competitive pricing and bids in both the domestic and foreign marketplaces, and particularly in continued intense price competition on government bid contracts for lower cost, local read meters;

•	the actions (or lack thereof) of the Company’s competitors;

•	changes in the Company’s relationships with its alliance partners, primarily its alliance partners that provide AMR connectivity solutions, and particularly those that sell products that do or may compete with the Company’s products;

•	changes in the general health of the United States and foreign economies, including, to some extent, housing starts in the United States and overall industrial activity;

•	increases in the cost and/or availability of needed raw materials and parts, including recent increases in the cost of brass castings as a result of increases in commodity prices, particularly for copper, at the supplier level and resin as a result of increases in petroleum and natural gas prices;

•	the ability of the Company to maximize the value of the remaining assets in its discontinued French operations;

•	the Company’s expanded role as a prime contractor for providing complete AMR systems to governmental authorities, which brings with it added risks, including but not limited to, Company responsibility for subcontractor performance; additional costs and expenses if the Company and its subcontractors fail to meet the agreed-upon timetable with the governmental authority; and the Company’s expanded warranty and performance obligations;

•	changes in foreign economic conditions, particularly currency fluctuations between the United States dollar and the euro;

•	the loss of certain single-source suppliers; and

•	changes in laws and regulations, particularly laws dealing with the use of lead (which can be used in the manufacture of certain meters incorporating brass housings) and Federal Communications Commission rules affecting the use and/or licensing of radio frequencies necessary for AMR products.
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

Part I — Financial Information
Item 1 Financial Statements
BADGER METER, INC.
Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$5,991	$3,002
Receivables	37,313	29,276
Inventories:
Finished goods	8,479	9,122
Work in process	9,064	10,302
Raw materials	17,152	13,866

Total inventories	34,695	33,290
Prepaid expenses and other current assets	3,964	3,179
Deferred income taxes	3,749	3,737
Assets of discontinued operations, including $1,302 and $2,046 of cash (Note 6)	2,127	6,875

Total current assets	87,839	79,359

Property, plant and equipment, at cost	120,414	113,249
Less accumulated depreciation	(69,281)	(68,540)

Net property, plant and equipment	51,133	44,709

Intangible assets, at cost less accumulated amortization	554	636
Other assets	4,513	4,211
Deferred income taxes	3,509	3,510
Goodwill	6,958	6,958

Total assets	$154,506	$139,383

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$18,505	$15,093
Current portion of long-term debt	2,681	1,944
Payables	13,611	10,597
Accrued compensation and employee benefits	6,307	6,181
Warranty and after-sale costs	2,635	2,954
Income and other taxes	9,438	621
Liabilities of discontinued operations (Note 6)	1,423	8,321

Total current liabilities	54,600	45,711

Other long-term liabilities	528	557
Deferred income taxes	203	199
Accrued non-pension postretirement benefits	7,049	6,903
Other accrued employee benefits	7,837	8,266
Long-term debt	4,171	5,928
Commitments and contingencies
Shareholders’ equity:
Common stock	20,795	20,553
Capital in excess of par value	21,224	19,428
Reinvested earnings	83,241	77,479
Accumulated other comprehensive loss	(11,672)	(12,041)
Less: Employee benefit stock	(682)	(744)
Treasury stock, at cost	(32,788)	(32,856)

Total shareholders’ equity	80,118	71,819

Total liabilities and shareholders’ equity	$154,506	$139,383

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2007	2006	2007	2006
Net sales	$62,173	$58,841	$114,836	$116,841

Cost of sales	39,639	38,273	76,047	75,225

Gross margin	22,534	20,568	38,789	41,616

Selling, engineering and administration	13,118	11,875	25,103	24,280

Operating earnings	9,416	8,693	13,686	17,336

Interest expense	315	363	667	708

Earnings from continuing operations before income taxes	9,101	8,330	13,019	16,628

Provision for income taxes	3,381	3,272	4,830	6,338

Earnings from continuing operations	5,720	5,058	8,189	10,290

Loss from discontinued operations net of income taxes	(252)	(1,009)	(149)	(2,010)

Net earnings	$5,468	$4,049	$8,040	$8,280

Per share amounts:

Earnings (loss) per share:
Basic from continuing operations	$0.40	$0.36	$0.58	$0.75
Basic from discontinued operations	$(0.01)	$(0.07)	$(0.01)	$(0.15)

Total basic	$0.39	$0.29	$0.57	$0.60

Diluted from continuing operations	$0.39	$0.35	$0.56	$0.72
Diluted from discontinued operations	$(0.01)	$(0.07)	$(0.01)	$(0.14)

Total diluted	$0.38	$0.28	$0.55	$0.58

Dividends declared – Common stock	$.080	$.075	$.160	$.150

Shares used in computation of earnings per share:
Basic	14,167,554	13,866,729	14,102,764	13,709,700
Impact of stock-based compensation	399,466	514,697	440,340	544,606

Diluted	14,567,020	14,381,426	14,543,104	14,254,306

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Cash Flows

	Six Months Ended
	June 30,
	(Unaudited)
	(In thousands)
	2007	2006
Operating activities:
Net earnings	$8,040	$8,280
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	3,372	3,460
Amortization	82	182
Deferred income taxes	(11)	(16)
Noncurrent employee benefits	1,760	2,365
Gain on disposal of long-lived assets	(495)	—
Changes in:
Receivables	(7,397)	(7,369)
Inventories	(516)	(3,869)
Prepaid expenses and other current assets	(685)	(713)
Current liabilities other than debt	6,440	(292)

Total adjustments	2,550	(6,252)

Net cash provided by operations	10,590	2,028

Investing activities:
Property, plant and equipment	(9,904)	(5,540)
Proceeds on disposal of long-lived assets	3,194	—
Other — net	(10)	(123)

Net cash used for investing activities	(6,720)	(5,663)

Financing activities:
Net increase (decrease) in short-term debt	(64)	11,581
Repayments of long-term debt	(956)	(11,106)
Dividends paid	(2,275)	(2,084)
Proceeds from exercise of stock options	719	2,024
Tax benefit on stock options	910	2,325
Issuance of treasury stock	95	312

Net cash provided by (used for) financing activities	(1,571)	3,052

Effect of foreign exchange rates on cash	(54)	(311)

Increase (decrease) in cash	2,245	(894)

Cash – beginning of period from continued operations	3,002	3,215
Cash – beginning of period from discontinued operations	2,046	1,188

Cash — beginning of period	5,048	4,403

Cash – end of period from continued operations	5,991	2,564
Cash – end of period from discontinued operations	1,302	945

Cash — end of period	$7,293	$3,509

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
Note 1 Basis of Presentation
          In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at June 30, 2007, results of operations for the three- and six-month periods ended June 30, 2007 and 2006, and cash flows for the six-month periods ended June 30, 2007 and 2006. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.
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
Warranty and After-Sale Costs
          The Company estimates and records provisions for warranties and other after-sale costs in the period the sale is reported. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Provision for warranty and after-sale costs are based upon historical experience of product failures together with any specific provision for known product problems. Changes in the Company’s warranty and after-sale costs reserve for the six-month periods ended June 30, 2007 and 2006 are as follows:

	Balance at	Net additions		Balance
	beginning	charged to	Costs	at
(In thousands)	of year	earnings	incurred	June 30

2007	$2,954	$173	$(492)	$2,635
2006	$3,047	$488	$(689)	$2,846
Note 3 Employee Benefit Plans
          The Company maintains a non-contributory defined benefit pension plan for its domestic employees and a non-contributory postretirement plan that provides medical benefits for certain domestic retirees and eligible dependents. The following table sets forth the components of net periodic benefit cost for the three months ended June 30, 2007 and 2006 based on a September 30 measurement date:

			Other
			postretirement
	Pension benefits		benefits
(In thousands)	2007	2006	2007	2006

Service cost	$496	$485	$49	$56
Interest cost	629	595	105	122
Expected return on plan assets	(883)	(918)	—	—
Amortization of prior service cost	(37)	(28)	—	(9)
Amortization of net loss	282	318	28	59

Net periodic benefit cost	$487	$452	$182	$228

     The following table sets forth the components of net periodic benefit cost for the six months ended June 30, 2007 and 2006 based on a September 30 measurement date:

			Other
			postretirement
	Pension benefits		benefits
(In thousands)	2007	2006	2007	2006

Service cost	$992	$970	$98	$113
Interest cost	1,258	1,190	210	243
Expected return on plan assets	(1,766)	(1,836)	—	—
Amortization of prior service cost	(74)	(56)	—	(18)
Amortization of net loss	564	636	55	119

Net periodic benefit cost	$974	$904	$363	$457

          The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it did not expect to contribute funds to its pension plan in 2007. While the Company believes that it will not be required to make any such contributions in 2007, such belief is based upon the estimated return on plan assets as of the annual September 30 measurement date.
          The Company also disclosed in its financial statements for the year ended December 31, 2006 that it estimated it would pay $777,000 in other postretirement benefits in 2007 based on actuarial estimates. As of June 30, 2007, $160,000 of such benefits were paid. The Company continues to believe that its estimated payments for the full year are reasonable based on prior years’ experiences, but it is difficult to predict because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retiree’s portion of the costs. Note that the amount of benefits paid in calendar year 2007 will not impact the expense for postretirement benefits for the current year.
Note 4 Guarantees
          The Company guarantees the debt of the Badger Meter Officers’ Voting Trust (“BMOVT”). Prior to July 2002, the BMOVT obtained loans from a bank on behalf of the officers of the Company to allow the officers to purchase shares of the Company’s Common Stock. The officers’ loan amounts are secured by the Company’s shares that were purchased with the loans’ proceeds. There have been no loans made to officers by the BMOVT since July 2002. The Company has guaranteed $0.3 million and $0.5 million of the BMOVT’s debt at June 30, 2007 and December 31, 2006, respectively. The current loan matures in April 2008, at which time it is expected to be renewed. The fair market value of this guarantee at June 30, 2007 continues to be insignificant because the secured value of the shares exceeds the loan amount. It is the Company’s intention to eliminate the BMOVT by December 31, 2010, because it no longer fulfills its original purpose of providing officers with loans to purchase Common Stock. The Company has no other off-balance sheet arrangements.
          The Company guarantees the outstanding debt of the Badger Meter Employee Savings and Stock Ownership Plan (“ESSOP”) that is recorded in the current portion of long-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders’ equity. The loan amount is collateralized by shares of the Company’s Common Stock. A payment of $62,000 was made in the first quarter of 2007 that reduced the debt and the corresponding employee benefit stock balance included in shareholders’ equity.

Note 5 Comprehensive Income (Loss)
          Comprehensive income for the three-month periods ended June 30, 2007 and 2006 was $5.7 million and $4.6 million, respectively. Comprehensive income for the six-month periods ended June 30, 2007 and 2006 was $8.4 million and $9.0 million, respectively.
          Components of accumulated other comprehensive loss are as follows:

(In thousands)	June 30,	December 31,
	2007	2006

Cumulative foreign currency translation adjustment	$1,648	$1,658
Unrecognized pension and postretirement benefit plan liabilities	(13,320)	(13,699)

Accumulated other comprehensive loss	$(11,672)	$(12,041)

Note 6 Discontinued French Operations
          At December 31, 2006, the Company discontinued its French operations due to past losses and the Company’s evaluation that losses would continue in the future. Information about the Company’s discontinued French operations is included in the Notes to Consolidated Financial Statements in the 2006 Annual Report on Form 10-K under the heading “Note 3 Discontinued Operations.” The Company has narrowed its estimate for the final cumulative charges for the liquidation of its French operations to an amount not to exceed $6.2 million of after-tax charges. This revised estimate is on the lower end of the Company’s previously disclosed range of $6.0 million to $8.0 million. At June 30, 2007, $5.6 million of charges net of the income tax benefit were recognized, with the remaining expenses to be recognized in the second half of 2007 as the remaining assets are liquidated and liabilities are settled.
          Revenues from the French operations for the three-month periods ended June 30, 2007 and 2006 were $58,000 and $3.6 million, respectively. Revenues from the French operations for the six-month periods ended June 30, 2007 and 2006 were $1.9 million and $6.6 million, respectively. Net losses from the French operations were $0.3 million and $1.0 million for the three-month periods ended June 30, 2007 and 2006, and net losses of $0.1 million and $2.0 million for the first half of 2007 and 2006, respectively.
          The components of the assets and liabilities of discontinued operations included in the Consolidated Condensed Balance Sheets are as follows:

	June 30,	December 31,
(In thousands)	2007	2006

Assets of discontinued operations:
Cash	$1,302	$2,046
Receivables	728	1,201
Inventories	—	827
Prepaid expenses and other current assets	97	181
Net property, plant and equipment	—	2,375
Intangible assets, at cost less accumulated amortization	—	245

Total assets of discontinued operations	$2,127	$6,875

Liabilities of discontinued operations:
Short-term debt	$—	$3,275
Payables	1,155	2,356
Accrued compensation and employee benefits	237	1,927
Warranty and after-sale costs	—	567
Income and other taxes	31	196

Total liabilities of discontinued operations	$1,423	$8,321

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
          The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2002. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest is $0.1 million and there are no penalties accrued at June 30, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.
          The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. At January 1, 2007, the Company had unrecognized tax benefits of $6.5 million, which primarily related to uncertainty regarding the sustainability of certain deductions to be taken on the 2006 U.S. Federal income tax return related to the shutdown of the Company’s French subsidiaries. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. The amount of unrecognized tax benefits increased $0.1 million during the quarter ended June 30, 2007 related to tax positions taken in prior periods.
Note 8 Contingencies, Litigation and Commitments
          In the normal course of business, the Company is named in legal proceedings from time to time. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are as follows.
          The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relative to two landfill sites where it has been named as one of many potentially responsible parties. These sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these sites as well as the substantial involvement of other named third parties in these matters. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, or with respect to off-site disposal locations used by the Company, could result in future costs to the Company and such amounts could be material.
          Like other companies in recent years, the Company has been named as a defendant in numerous multi-party lawsuits alleging personal injury as a result of exposure to asbestos, manufactured by third parties, and integrated into a very limited number of the Company’s industrial products. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based in part on the number of cases that have been voluntarily dismissed and that have been initiated by claimants who have not demonstrated exposure to products manufactured or sold by the Company.
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
          In the second quarter of 2007, the Company entered into a $9.1 million contract to construct a 120,000 square foot building in Nogales, Mexico to accommodate the transfer of production from a nearby leased facility and from other locations to meet future needs. At June 30, 2007, $4.5 million was paid with the remaining amounts scheduled to be paid throughout the construction period pending milestones. Completion of the facility and transfer of production is expected to occur in the third quarter of 2008.
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
Business Trends
          At December 31, 2006, the Company discontinued its French operations due to past losses and the Company’s evaluation that losses would continue in the future. The disposition of the French operations was completed via sale transactions in the second quarter of 2007. The Company now believes that this decision will result in total after-tax charges up to $6.2 million as assets are liquidated and liabilities are settled, of which $5.4 million was recognized in 2006 and $0.2 million was recognized to date in 2007. The Company expects the remaining assets and liabilities to be settled in the second half of 2007. All results associated with the Company’s French operations have been removed from continuing operations and are presented as results of discontinued operations. See the Notes to Consolidated Financial Statements in the 2006 Annual Report on Form 10-K under the heading “Note 3 Discontinued Operations” for further discussion. The remainder of the discussion in this section relates to continuing operations.
          As noted above, the Company sells AMR products of other companies as well as its own proprietary product, Orion®. The Company currently has a distribution agreement under which it resells products produced by Itron, Inc. Prior to the Company’s introduction of its own proprietary Orion® products, Itron® water utility-related products were a significant contributor to the Company’s results. The Company’s Orion® products directly compete with Itron® water AMR products and, in recent years, many of the Company’s customers have selected Orion® products. As a result, the Company’s 2005 annual sales of Itron® products decreased approximately 12%, while Orion® sales doubled compared to 2004. In 2006, sales of Itron® products decreased nearly 16% while Orion® sales increased 39% compared to 2005. For the first six months of 2007, Orion® sales were nearly 2.5 times greater than those of Itron® sales. The Company expects similar trends to continue, although it also believes that Itron® products will remain a significant component of utility sales. Decreases in sales of Itron® products have generally been offset by increases in sales of Orion® products, which produce a higher gross margin than Itron® products. As a result, the Company does not expect this trend to have a material negative impact on the Company’s financial position or results of operations.
Results of Operations — Three Months Ended June 30, 2007
          Net sales for the three months ended June 30, 2007 increased $3.3 million, or 5.7%, over the same period in 2006. The overall increase in net sales was driven primarily by increased sales of Orion® AMR products due to higher volumes and increased prices.
          Residential and commercial water meter sales represented 80.6% of total sales in the second quarter of 2007 compared to 80.3% in the second quarter of 2006. These sales increased $2.8 million to $50.1 million compared to $47.3 million in the same period in 2006 due to increased sales of units utilizing AMR technologies, offset somewhat by lower sales of local read and commercial meters. Notably, sales of the Company’s proprietary AMR product, Orion®, increased nearly 56% over the amount sold in the second quarter of 2006. The increase in Orion® sales was somewhat offset by sales decreases in other AMR technologies, including Itron® products, which saw a nearly 30% decline in sales over the same period last year.
          Industrial sales are affected by economic conditions, domestically and internationally, in each of the markets served by the various product lines. In total, industrial products represented 19.4% of total sales for the three months ended June 30, 2007 compared to 19.7% for the same period in 2006. Industrial sales increased $0.6 million to $12.1 million in the second quarter of 2007 compared to $11.5 million in the second quarter of 2006. The increase in sales was the net impact of higher sales of automotive fluid meters and impeller meters offset by declines in electromagnetic meters and valves.
          Gross margins in total for the second quarter of 2007 were 36.2% compared to 35.0% in the second quarter of 2006. This increase in gross margin was due to the net increase in sales noted above, particularly the net increase in sales of Orion® AMR products, which carry higher margins. Price increases instituted in August 2006 to negate the effect of cost increases on purchased castings also contributed to the increase. The Company has announced additional price increases effective for the third quarter of 2007 to continue to recover increased costs of materials. Gross margins were also affected by the net impact of higher margins on automotive fluid meters and impeller meters offset by lower margins on electromagnetic meters and valves.
          Selling, engineering and administration costs for the second quarter of 2007 were 21.1% as a percent of net sales compared to 20.2% for the same period in 2006. The increase in selling, engineering and administration costs as a percent of net sales is the result of higher legal fees associated with recent successfully completed litigation, higher employee incentives, increased reserves for uncollectible receivables and normal inflationary pressures, offset by continued cost containment efforts.
          Interest expense was approximately the same in the second quarter of 2007 as in the same period in 2006. This is the net impact of lower debt levels, offset by increasing interest rates.
          The effective tax rate for the second quarter of 2007 was 37.1% compared to 39.3% in the same period in the prior year. The lower effective tax rate is due in part to an increase in the deduction available to manufacturers for qualified production activities in 2007.
          As a result of the above-mentioned items, earnings from continuing operations for the second quarter of 2007 were $5.7 million compared to $5.1 million in the second quarter of 2006. On a diluted basis, earnings per share from continuing operations were $0.39 per share for the second quarter of 2007 compared to $0.35 for the same period in 2006.
Results of Operations — Six Months Ended June 30, 2007
          Net sales for the six months ended June 30, 2007 decreased $2.0 million, or 1.7%, over the same period in 2006. The net decrease was driven by reduced sales of certain utility products in the first quarter of 2007, mitigated somewhat by increases in Orion® related products in the second quarter of 2007 and increases in certain industrial product sales.
          Residential and commercial water meter net sales represented 78.8% of total sales for the first six months of 2007 compared to 80.9% for the same period in 2006. These sales decreased $4.1 million to $90.4 million from $94.5 million in the same period in 2006. Sales of local read meters declined 8% while sales of meters with AMR technology declined approximately 2.3%. Sales of commercial meters declined nearly 6%. The sales decline is attributed to the timing of orders and longer selling cycles, particularly in the first quarter of the year. For the first six months of 2007, Itron® sales declined 30% while Orion® sales increased over 22% compared to the same period in 2006. The Orion® increase is a net effect of lower sales in the first quarter of the year and higher sales, as noted above, in the second quarter of 2007.
          Industrial product net sales represented 21.2% of total sales for the first six months of 2007 compared with 19.1% for the same period in 2006. While the percentage increase is due in part to the decrease in utility products discussed above, these sales did increase 9.4% to $24.4 million compared with $22.3 million in the same period in 2006 due to a combination of both volume and price increases, particularly in automotive fluid meters and impeller meters.
          Gross margins in total for the six months ended June 30, 2007 were 33.8% compared with 35.6% in the same period in 2006. Gross margins decreased between 2007 and 2006 due to the decline in sales and the effects of cost increases on purchased castings, as discussed above. This was offset somewhat by increased prices instituted in August 2006.
          Selling, engineering and administration costs for the six months ended June 30, 2007 were 21.9% as a percent of net sales compared to 20.8% for the same period in 2006. The increase in selling, engineering and administration costs as a percent of net sales is the result of higher legal fees associated with recent successfully completed litigation, higher employee incentives, increased reserves for uncollectible receivables and normal inflationary pressures, offset by continued cost containment efforts.
          Interest expense was approximately the same in the first half of 2007 as in the same period in 2006. This is the net impact of lower debt levels, offset by increasing interest rates.
          The effective tax rate for the six months ended June 30, 2007 was 37.1% compared to 38.1% in the same period in the prior year. The lower effective tax rate is due in part to an increase in the deduction available to manufacturers for qualified production activities in 2007.

          As a result of the above-mentioned items, earnings from continuing operations were $8.2 million for the six months ended June 30, 2007 compared to $10.3 million for the six months ended June 30, 2006. On a diluted basis, earnings per share from continuing operations were $0.56 and $0.72, respectively, for the same periods.
LIQUIDITY AND CAPITAL RESOURCES
          The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations for the first six months of 2007 was $10.6 million versus $2.0 million for the same period in 2006. The increase was primarily the net effect of a receipt of refundable income taxes and changes in net working capital.
          The increase in the receivables balance from $29.3 million at December 31, 2006 to $37.3 million at June 30, 2007 was due primarily to the timing of sales, and certain cash collections.
          Inventories at June 30, 2007 increased to $34.7 million from $33.3 million at December 31, 2006 due primarily to the timing of orders as well as higher material costs.
          Prepaid expenses and other current assets increased between December 31, 2006 and June 30, 2007 primarily due to the payment of certain calendar year insurance premiums that are expensed ratably over the policy period.
          Net property, plant and equipment increased $6.4 million since December 31, 2006. This is the result of $9.9 million of capital expenditures, which included nearly $5.0 million associated with the construction of a new plant in Mexico that is expected to be completed in 2008, offset by depreciation expense and disposals.
          Short-term debt increased $3.4 million at June 30, 2007 compared to $15.1 million at December 31, 2006 due to working capital and capital expenditure needs. Long-term debt combined with the current portion of long-term debt decreased as a result of regularly scheduled payments. The Company’s debt is unsecured and does not carry any financial covenants.
          Payables increased to $13.6 million at June 30, 2007 from $10.6 million at December 31, 2006 primarily as a result of the increase in inventory and the timing of payments. Accrued compensation and employee benefits increased $0.1 million since December 31, 2006 to $6.3 million due to costs accrued for 2007 expenses to date, offset somewhat by payments of amounts accrued at December 31, 2006.
          Income and other taxes increased to $9.3 million at June 30, 2007 from $0.6 million at December 31, 2006. At December 31, 2006, the Company recorded its net federal income tax position (refundable income tax net of the related reserves for uncertain tax positions) as a receivable. In the first quarter of 2007, the Company received payment of the refundable tax amounts and reclassified the reserve for uncertain tax positions to the income and other taxes liability in the Consolidated Condensed Balance Sheet.
          Common Stock and capital in excess of par value both increased since December 31, 2006 due to new stock issued in connection with the exercise of stock options. Employee benefit stock decreased as a result of a payment made on the Employee Savings and Stock Ownership Plan loan during the first quarter of 2007.
          Accumulated other comprehensive loss was $11.6 million at June 30, 2007 compared to a $12.0 million loss at December 31, 2006 primarily due to the amortization in the Statement of Operations of certain pension and postretirement amounts included in accumulated other comprehensive loss as required under SFAS 158.
          Badger Meter’s financial condition remains strong. The Company believes that its operating cash flows, available borrowing capacity, including $36.7 million of unused credit lines, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and development of new products. The Company continues to take advantage of its local commercial paper market and from time to time may convert short-term debt into long-term debt.
Other Matters
          There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are as follows.

          The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relative to two landfill sites where it has been named as one of many potentially responsible parties. These sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these sites as well as the substantial involvement of other named third parties in these matters. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, or with respect to off-site disposal locations used by the Company, could result in future costs to the Company and such amounts could be material.
          Like other companies in recent years, the Company has been named as a defendant in numerous multi-party lawsuits alleging personal injury as a result of exposure to asbestos, manufactured by third parties, and integrated into a very limited number of the Company’s industrial products. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based in part on the number of cases that have been voluntarily dismissed and that have been initiated by claimants who have not demonstrated exposure to products manufactured or sold by the Company.
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
Off-Balance Sheet Arrangements and Contractual Obligations
          The Company’s off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and have not materially changed since that report was filed except as follows.
          As of June 30, 2007, the Company’s expected payment for significant contractual obligations now includes approximately $6.6 million of liability for unrecognized tax benefits associated with the adoption of Financial Accounting Standards Board Interpretation No. 48 (FIN 48). The Company cannot make a reasonably reliable estimate of the period of cash settlement for the liability for unrecognized tax benefits.
          In the second quarter of 2007, the Company entered into a $9.1 million contract to construct a 120,000 square foot building in Nogales, Mexico to accommodate the transfer of production from a nearby leased facility and from other locations to meet future needs. At June 30, 2007, $4.5 million was paid with the remaining amounts scheduled to be paid throughout the construction period pending milestones. Completion of the facility and transfer of production is expected to occur in the third quarter of 2008.
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
     Item 4 Controls and Procedures
Evaluation of Disclosure Controls and Procedures

          In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President – Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2007. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2007 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to management by others within those entities as appropriate to allow timely decisions regarding disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
Changes in Internal Control over Financial Reporting
          There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 4 Submission of Matters to a Vote of Security Holders
          At the Company’s Annual Meeting of Shareholders held on April 27, 2007, the following individuals were elected to the Board of Directors:
Directors elected to three-year terms expiring at the 2010 Annual Meeting:

	Votes	Votes
	FOR	WITHHELD	Not Voted
Kenneth P. Manning	11,255,863	137,381	2,816,264
John J. Stollenwerk	11,252,295	140,949	2,816,264
Directors continuing in office with terms expiring at the 2008 Annual Meeting:
Ronald H. Dix
Thomas J. Fischer
Richard A. Meeusen
Directors continuing in office with terms expiring at the 2009 Annual Meeting:
Ulice Payne, Jr.
Andrew J. Policano
Steven J. Smith
          At the Company’s Annual Meeting of Shareholders held on April 27, 2007, shareholders approved the 2007 Director Stock Grant Plan by the vote set forth below:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
7,601,931	1,204,978	83,269	2,503,066
Item 6  Exhibits

Exhibit No.	Description
4.1	Loan Agreement, dated December 19, 2006, between the Registrant and the M&I Marshall & Ilsley Bank relating to the Registrant’s euro note.

10.1	Badger Meter, Inc. 2007 Director Stock Grant Plan

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: August 3, 2007	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive
Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President — Finance, Chief
Financial Officer and Treasurer

	By	/s/ Beverly L.P. Smiley
Beverly L.P. Smiley
Vice President — Controller

BADGER METER, INC.
Quarterly Report on Form 10-Q for Period Ended June 30, 2007
Exhibit Index

Exhibit No.	Description
4.1	Loan Agreement, dated December 19, 2006, between the Registrant and the M&I Marshall & Ilsley Bank relating to the Registrant’s euro note.

10.1	Badger Meter, Inc. 2007 Director Stock Grant Plan

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.