Form 10-Q
period 2007-09-30
BADGER METER INC
filed 2007-10-24
CIK 9092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2007
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
Yes ☐                    No ☑
     As of October 16, 2007, there were 14,461,014 shares of Common Stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for Period Ended September 30, 2007

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
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$4,552	$3,002
Receivables	34,888	29,276
Inventories:
Finished goods	7,855	9,122
Work in process	10,529	10,302
Raw materials	17,399	13,866

Total inventories	35,783	33,290
Prepaid expenses and other current assets	3,161	3,179
Deferred income taxes	3,758	3,737
Assets of discontinued operations, including $470 and $2,046 of cash (Note 6)	898	6,875

Total current assets	83,040	79,359

Property, plant and equipment, at cost	123,350	113,249
Less accumulated depreciation	(70,746)	(68,540)

Net property, plant and equipment	52,604	44,709

Intangible assets, at cost less accumulated amortization	513	636
Other assets	4,984	4,211
Deferred income taxes	3,509	3,510
Goodwill	6,958	6,958

Total assets	$151,608	$139,383

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$10,367	$15,093
Current portion of long-term debt	2,710	1,944
Payables	13,962	10,597
Accrued compensation and employee benefits	6,775	6,181
Warranty and after-sale costs	2,276	2,954
Income and other taxes	9,801	621
Liabilities of discontinued operations (Note 6)	441	8,321

Total current liabilities	46,332	45,711

Other long-term liabilities	508	557
Deferred income taxes	216	199
Accrued non-pension postretirement benefits	7,096	6,903
Other accrued employee benefits	8,367	8,266
Long-term debt	3,654	5,928
Commitments and contingencies
Shareholders’ equity:
Common stock	20,851	20,553
Capital in excess of par value	21,885	19,428
Reinvested earnings	87,695	77,479
Accumulated other comprehensive loss	(11,533)	(12,041)
Less: Employee benefit stock	(682)	(744)
Treasury stock, at cost	(32,781)	(32,856)

Total shareholders’ equity	85,435	71,819

Total liabilities and shareholders’ equity	$151,608	$139,383

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per
	share amounts)
	2007	2006	2007	2006

Net sales	$62,782	$60,208	$177,618	$177,049

Cost of sales	40,114	42,319	116,161	117,544

Gross margin	22,668	17,889	61,457	59,505

Selling, engineering and administration	12,904	11,104	38,007	35,384

Operating earnings	9,764	6,785	23,450	24,121

Interest expense	348	458	1,015	1,166

Earnings from continuing operations before income taxes	9,416	6,327	22,435	22,955

Provision for income taxes	3,400	2,382	8,230	8,720

Earnings from continuing operations	6,016	3,945	14,205	14,235

Loss from discontinued operations net of income taxes	(265)	(4,464)	(414)	(6,474)

Net earnings (loss)	$5,751	$(519)	$13,791	$7,761

Per share amounts:

Earnings (loss) per share:
Basic from continuing operations	$.42	$.28	$1.00	$1.03
Basic from discontinued operations	$(.02)	$(.32)	$(.03)	$(.47)

Total basic	$.40	$(.04)	$.97	$.56

Diluted from continuing operations	$.41	$.28	$.97	$1.00
Diluted from discontinued operations	$(.02)	$(.32)	$(.02)	$(.45)

Total diluted	$.39	$(.04)	$.95	$.55

Dividends declared — Common stock	$.09	$.08	$.25	$.23

Shares used in computation of earnings per share:
Basic	14,288,860	13,935,229	14,166,811	13,831,668
Impact of stock-based compensation	372,364	—	417,681	375,642

Diluted	14,661,224	13,935,229	14,584,492	14,207,310

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
	September 30,
	(Unaudited)
	(In thousands)
	2007	2006
Operating activities:
Net earnings	$13,791	$7,761
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	4,874	5,004
Amortization	123	235
Long-lived asset impairment	—	1,288
Deferred income taxes	(6)	(32)
Noncurrent employee benefits	2,681	3,204
Gain on disposal of long-lived assets	(495)	—
Changes in:
Receivables	(4,351)	(10,455)
Inventories	(1,533)	(390)
Prepaid expenses and other current assets	116	(278)
Current liabilities other than debt	5,747	(55)

Total adjustments	7,156	(1,479)

Net cash provided by operations	20,947	6,282

Investing activities:
Property, plant and equipment	(12,659)	(7,941)
Proceeds on disposal of long-lived assets	3,194	—
Other — net	(529)	(256)

Net cash used for investing activities	(9,994)	(8,197)

Financing activities:
Net increase (decrease) in short-term debt	(8,374)	12,400
Repayments of long-term debt	(1,446)	(12,504)
Dividends paid	(3,568)	(3,206)
Proceeds from exercise of stock options	1,159	2,326
Tax benefit on stock options	1,467	2,502
Issuance of treasury stock	132	365

Net cash provided by (used for) financing activities	(10,630)	1,883

Effect of foreign exchange rates on cash	(349)	(90)

Increase (decrease) in cash	(26)	(122)

Cash — beginning of period from continuing operations	3,002	3,215
Cash — beginning of period from discontinued operations	2,046	1,188

Cash — beginning of period	5,048	4,403

Cash — end of period from continuing operations	4,552	3,110
Cash — end of period from discontinued operations	470	1,171

Cash — end of period	$5,022	$4,281

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
Note 1 Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at September 30, 2007, results of operations for the three- and nine-month periods ended September 30, 2007 and 2006, and cash flows for the nine-month periods ended September 30, 2007 and 2006. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.
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
     Warranty and After-Sale Costs
     The Company estimates and records provisions for warranties and other after-sale costs in the period the sale is reported. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Provisions for warranty and after-sale costs are based upon historical experience of product failures together with any specific provision for known product problems. Changes in the Company’s warranty and after-sale costs reserve for the nine-month periods ended September 30, 2007 and 2006 are as follows:

	Balance at	Net additions		Balance
	beginning	charged to	Costs	at
(In thousands)	of year	earnings	incurred	September 30
2007	$2,954	$195	$(873)	$2,276
2006	$3,047	$672	$(973)	$2,746
Note 3 Employee Benefit Plans
     The Company maintains a non-contributory defined benefit pension plan for its domestic employees and a non-contributory postretirement plan that provides medical benefits for certain domestic retirees and eligible dependents. The following table sets forth the components of net periodic benefit cost for the three months ended September 30, 2007 and 2006 based on a September 30 measurement date:

			Other
			postretirement
	Pension benefits		benefits
(In thousands)	2007	2006	2007	2006
Service cost	$496	$485	$49	$56
Interest cost	629	595	105	122
Expected return on plan assets	(883)	(918)	—	—
Amortization of prior service cost	(37)	(28)	—	(9)
Amortization of net loss	282	318	28	59

Net periodic benefit cost	$487	$452	$182	$228

     The following table sets forth the components of net periodic benefit cost for the nine months ended September 30, 2007 and 2006 based on a September 30 measurement date:

			Other
			postretirement
	Pension benefits		benefits
(In thousands)	2007	2006	2007	2006
Service cost	$1,488	$1,455	$147	$168
Interest cost	1,887	1,785	315	365
Expected return on plan assets	(2,649)	(2,754)	—	—
Amortization of prior service cost	(111)	(84)	—	(27)
Amortization of net loss	846	954	83	178

Net periodic benefit cost	$1,461	$1,356	$545	$684

     The Company was not required to contribute funds to its pension plan as of the annual September 30 measurement date.
     The Company disclosed in its financial statements for the year ended December 31, 2006 that it estimated it would pay $777,000 in other postretirement benefits in 2007 based on actuarial estimates. As of September 30, 2007, $267,000 of such benefits were paid. At September 30, 2007, the Company believes that its estimated payments for the full year will be lower than its original estimate, but it is difficult to predict because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retiree’s portion of the costs. Note that the amount of benefits paid in calendar year 2007 will not impact the expense for postretirement benefits for the current year.
Note 4 Guarantees
     The Company guarantees the debt of the Badger Meter Officers’ Voting Trust (“BMOVT”). Prior to July 2002, the BMOVT obtained loans from a bank on behalf of the officers of the Company to allow the officers to purchase shares of the Company’s Common Stock. The officers’ loan amounts are secured by the Company’s shares that were purchased with the loans’ proceeds. There have been no loans made to officers by the BMOVT since July 2002. The Company has guaranteed $0.2 million and $0.5 million of the BMOVT’s debt at September 30, 2007 and December 31, 2006, respectively. The current loan matures in April 2008, at which time it is expected to be renewed. The fair market value of this guarantee at September 30, 2007 continues to be insignificant because the secured value of the shares exceeds the loan amount. It is the Company’s intention to eliminate the BMOVT by December 31, 2010, because it no longer fulfills its original purpose of providing officers with loans to purchase Common Stock.
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

Note 5 Comprehensive Income (Loss)
     Comprehensive income (loss) for the three-month periods ended September 30, 2007 and 2006 was $5.9 million and ($0.5) million, respectively. Comprehensive income for the nine-month periods ended September 30, 2007 and 2006 was $14.3 million and $8.6 million, respectively.
     Components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
(In thousands)	2007	2006

Cumulative foreign currency translation adjustment	$1,597	$1,658
Unrecognized pension and postretirement benefit plan liabilities	(13,130)	(13,699)

Accumulated other comprehensive loss	$(11,533)	$(12,041)

Note 6 Discontinued French Operations
     At December 31, 2006, the Company discontinued its French operations due to past losses and the Company’s evaluation that losses would continue in the future. The disposition of the French operations was completed via asset sale transactions during the second quarter of 2007. Information about the Company’s discontinued French operations is included in the Notes to Consolidated Financial Statements in the 2006 Annual Report on Form 10-K under the heading “Note 3 Discontinued Operations.” The Company has narrowed its estimate for the final cumulative charges for the liquidation of its French operations to an amount not to exceed $6.2 million of after-tax charges. This revised estimate is on the lower end of the Company’s previously disclosed range of $6.0 million to $8.0 million. At September 30, 2007, $5.8 million of charges net of the income tax benefit were cumulatively recognized in 2006 and 2007, with the remaining expenses to be recognized in the fourth quarter of 2007 as the remaining assets are liquidated and liabilities are settled.
     Revenues from the French operations for the three-month periods ended September 30, 2007 and 2006 were zero and $2.8 million, respectively. Revenues from the French operations for the nine-month periods ended September 30, 2007 and 2006 were $1.9 million and $9.4 million, respectively. Net losses from the French operations were $0.3 million and $4.5 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $0.4 million and $6.5 million for nine-month periods ended September 30, 2007 and 2006, respectively.
     The components of the assets and liabilities of discontinued operations included in the Consolidated Condensed Balance Sheets are as follows:

	September 30,	December 31,
(In thousands)	2007	2006

Assets of discontinued operations:
Cash	$470	$2,046
Receivables	319	1,201
Inventories	—	827
Prepaid expenses and other current assets	109	181
Net property, plant and equipment	—	2,375
Intangible assets, at cost less accumulated amortization	—	245

Total assets of discontinued operations	$898	$6,875

Liabilities of discontinued operations:
Short-term debt	$—	$3,275
Payables	335	2,356
Accrued compensation and employee benefits	75	1,927
Warranty and after-sale costs	—	567
Income and other taxes	31	196

Total liabilities of discontinued operations	$441	$8,321

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
     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2003. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest was $0.3 million and there were no penalties accrued for the nine months ended September 30, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.
     The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows. At January 1, 2007, the Company had unrecognized tax benefits of $7.7 million, which primarily related to uncertainty regarding the sustainability of certain deductions taken on the 2006 U.S. Federal income tax return related to the discontinued French operations of the Company. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. The amount of unrecognized tax benefits increased $0.2 million during the quarter ended September 30, 2007 for interest associated with tax positions taken in prior periods.
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
     Like other companies in recent years, the Company has been named as a defendant in numerous multi-claimant/multi-defendant lawsuits alleging personal injury as a result of exposure to asbestos, manufactured by third parties, and integrated into a very limited number of the Company’s industrial products. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based in part on the fact that that no claimant has demonstrated exposure to products manufactured or sold by the Company and that a number of cases have been voluntarily dismissed.
     The Company has evaluated its worldwide operations to determine whether any risks and uncertainties exist that could severely impact its operations in the near term. Although the Company relies on single suppliers for certain castings and components in several of its product lines, alternate sources of supply exist for these items. Loss of certain suppliers could temporarily disrupt operations in the short term. The Company attempts to mitigate these risks by working closely with key suppliers, purchasing minimal amounts from alternative suppliers and by purchasing business interruption insurance where appropriate.

     The Company reevaluates its exposures on a periodic basis and makes adjustments to reserves as appropriate.
     In the second quarter of 2007, the Company entered into a $9.1 million contract to construct a 120,000 square foot building in Nogales, Mexico to accommodate the transfer of production from a nearby leased facility and from other locations in order to meet future needs. At September 30, 2007, $5.5 million was paid with the remaining amounts scheduled to be paid throughout the construction period pending milestones. Completion of the facility and transfer of production is expected to occur in the third quarter of 2008.
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
Business Trends
     At December 31, 2006, the Company discontinued its French operations due to past losses and the Company’s evaluation that losses would continue in the future. The disposition of the French operations was completed via asset sale transactions in the second quarter of 2007. The Company now believes that the decision to discontinue its French operations will result in total after-tax charges up to $6.2 million as assets are liquidated and liabilities are settled, of which $5.4 million was recognized in 2006 and $0.4 million was recognized to date in 2007. The Company expects the remaining assets to be recovered and liabilities to be settled before the end of 2007. All results associated with the Company’s French operations have been removed from continuing operations and are presented as results of discontinued operations. See the Notes to Consolidated Financial Statements in the 2006 Annual Report on Form 10-K under the heading “Note 3 Discontinued Operations” for further discussion. The remainder of the discussion in this section relates to continuing operations.
     As noted above, the Company sells AMR products of other companies as well as its own proprietary product, Orion®. The Company currently has a distribution agreement under which it resells products produced by Itron, Inc. Prior to the Company’s introduction of its own proprietary Orion® products, Itron® water utility-related products were a significant contributor to the Company’s results. The Company’s Orion® products directly compete with Itron® water AMR products and, in recent years, many of the Company’s customers have selected Orion® products. As a result, the Company’s 2005 annual sales of Itron® products decreased approximately 12%, while Orion® sales doubled compared to 2004. In 2006, sales of Itron® products decreased nearly 16% while Orion® sales increased 39% compared to 2005. For the first nine months of 2007, Orion® sales were 2.5 times greater than those of Itron® sales. The Company expects similar trends to continue, although it also believes that Itron® products will remain a significant component of utility sales. Decreases in sales of Itron® products have generally been offset by increases in sales of Orion® products, which produce a higher gross margin than Itron® products. As a result, the Company does not expect this trend to have a material negative impact on the Company’s financial position or results of operations.
Results of Operations — Three Months Ended September 30, 2007
     Net sales for the three months ended September 30, 2007 increased $2.6 million, or 4.3%, over the same period in 2006. The overall increase in net sales was driven primarily by increased sales of Orion® AMR products due to higher volumes and increased prices on major product lines.
     Residential and commercial water meter sales represented 80.4% of total sales in the third quarter of 2007 compared to 82.0% in the third quarter of 2006. These sales increased $1.1 million to $50.5 million compared to $49.4 million in the same period in 2006 due to increased sales of units utilizing AMR technologies and higher charges as a result of price increases. This was offset somewhat by lower volumes of local read and commercial meters. Notably, sales of the Company’s proprietary AMR product, Orion®, increased nearly 32% over the amount sold in the third quarter of 2006. The increase in Orion® sales was somewhat offset by sales decreases in other AMR technologies, including Itron® products, which saw a 20% decline in sales over the same period last year.
     Industrial sales are affected by economic conditions, domestically and internationally, in each of the markets served by the various product lines. In total, industrial products represented 19.6% of total sales for the three months ended September 30, 2007 compared to 18.0% for the same period in 2006. Industrial sales increased $1.5 million to $12.3 million in the third quarter of 2007 compared to $10.8 million in the third quarter of 2006. The increase in sales was primarily driven by volume increases in all product lines.
     Gross margins in total for the third quarter of 2007 were 36.1% compared to 29.7% in the third quarter of 2006. This increase in gross margin was due to the net increase in sales noted above, particularly the net increase in sales of Orion® AMR products, which carry higher margins. Price increases instituted in August 2006 and July 2007 to negate the effect of cost increases on purchased castings and other parts also contributed to the increase. Gross margins were also affected by the impact of higher margins on most of the industrial product lines.

     Selling, engineering and administration costs for the third quarter of 2007 were 20.6% as a percent of net sales compared to 18.4% for the same period in 2006. The increase in selling, engineering and administration costs as a percent of net sales was the result of higher employee incentives due to increased sales and results, increased reserves for uncollectible receivables and normal inflationary pressures, offset by continued cost containment efforts.
     Interest expense for the third quarter was lower than the third quarter of 2006 due principally to lower debt levels.
     The effective tax rate for the third quarter of 2007 was 36.1% compared to 37.6% in the same period in the prior year. The lower effective tax rate was due in part to an increase in the Federal income tax deduction available to manufacturers for qualified production activities in 2007.
     As a result of the above-mentioned items, earnings from continuing operations for the third quarter of 2007 were $6.0 million compared to $3.9 million in the third quarter of 2006. On a diluted basis, earnings per share from continuing operations were $0.41 per share for the third quarter of 2007 compared to $0.28 for the same period in 2006.
Results of Operations — Nine Months Ended September 30, 2007
     Net sales for the nine months ended September 30, 2007 increased $0.6 million, or 0.3%, over the same period in 2006. The net increase was the result of reduced sales of certain utility products in the first quarter of 2007, which were more than offset by increases in Orion® related products in subsequent quarters of 2007 and increases in industrial product sales. Foreign exchange translations also contributed to the sales increase, notably the strengthening of the euro against the U.S. dollar.
     Residential and commercial water meter net sales represented 79.4% of total sales for the first nine months of 2007 compared to 81.3% for the same period in 2006. These sales decreased $3.0 million to $140.9 million from $143.9 million in the same period in 2006. Sales of local read meters declined nearly 5% offset by a 1.2% increase in sales of meters with AMR technology. Sales of commercial meters declined nearly 5%. The sales decline was attributed to the timing of orders and longer selling cycles. For the first nine months of 2007, Itron® sales declined 27% while Orion® sales increased over 25% compared to the same period in 2006.
     Industrial product net sales represented 20.6% of total sales for the first nine months of 2007 compared to 18.7% for the same period in 2006. While the percentage increase was due in part to the decrease in utility products discussed above, these sales did increase 10.9% to $36.7 million compared with $33.1 million in the same period in 2006 due to a combination of both volume and price increases, particularly in automotive fluid meters, industrial products and impeller meters.
     Gross margins in total for the nine months ended September 30, 2007 were 34.6% compared to 33.6% in the same period in 2006. Gross margins increased between 2006 and 2007 due to the net effects of product mix and price increases, offset somewhat by cost increases on purchased castings and other parts and lower volumes in certain product lines, as discussed above.
     Selling, engineering and administration costs for the nine months ended September 30, 2007 were 21.4% as a percent of net sales compared to 20.0% for the same period in 2006. The increase in selling, engineering and administration costs as a percent of net sales was the result of higher legal fees associated with recently completed litigation, higher employee incentives due to higher sales and results, increased reserves for uncollectible receivables and normal inflationary pressures, offset by continued cost containment efforts.
     Interest expense was approximately $0.2 million lower for the first nine months of 2007 compared to the same period in 2006 due principally to lower debt levels.
     The effective tax rate for the nine months ended September 30, 2007 was 36.7% compared to 38.0% in the same period in the prior year. The lower effective tax rate was due in part to an increase in the Federal income tax deduction available to manufacturers for qualified production activities in 2007.
     As a result of the above-mentioned items, earnings from continuing operations were approximately $14.2 million for both the nine months ended September 30, 2007 and 2006. On a diluted basis, earnings per share from continuing operations were $0.97 and $1.00, respectively, for the same periods. The decrease in earnings per share for the nine months ended September 30, 2007 on similar earnings was due to an increase in the weighted average shares outstanding in the 2007 period.

LIQUIDITY AND CAPITAL RESOURCES
     The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations for the first nine months of 2007 was $20.9 million versus $6.3 million for the same period in 2006. The increase was primarily the net effect of increased earnings and a receipt of refundable income taxes.
     The increase in the receivables balance from $29.3 million at December 31, 2006 to $34.9 million at September 30, 2007 was due primarily to the timing of sales and collections as well as increased pricing.
     Inventories at September 30, 2007 increased to $35.8 million from $33.3 million at December 31, 2006 due primarily to the timing of orders, as well as higher material costs.
     Net property, plant and equipment increased $7.9 million since December 31, 2006. This was the result of $12.7 million of capital expenditures, which included $5.5 million associated with the construction of a new plant in Mexico that is expected to be completed in 2008, offset by depreciation expense and disposals.
     Short-term debt decreased $4.7 million to $10.4 million at September 30, 2007 compared to $15.1 million at December 31, 2006 due to the repayment of commercial paper borrowings as working capital was generated. Long-term debt combined with the current portion of long-term debt decreased as a result of regularly scheduled payments. The Company’s debt is unsecured and does not carry any financial covenants.
     Payables increased to $14.0 million at September 30, 2007 from $10.6 million at December 31, 2006 primarily as a result of the increase in inventory and the timing of payments. Accrued compensation and employee benefits increased $0.6 million since December 31, 2006 to $6.8 million due costs accrued for 2007 expenses to date, offset somewhat by payments of amounts accrued at December 31, 2006.
     Income and other taxes increased to $9.8 million at September 30, 2007 from $0.6 million at December 31, 2006. At December 31, 2006, the Company recorded its net federal income tax position (refundable income tax net of the related reserves for uncertain tax positions) as a receivable. In the first quarter of 2007, the Company received payment of the refundable tax amounts and reclassified the reserve for uncertain tax positions to the income and other taxes liability in the Consolidated Condensed Balance Sheet. The remainder of the increase in income and other taxes was due to the timing of tax payments.
     Common Stock and capital in excess of par value both increased since December 31, 2006 due to new stock issued under incentive plans in connection with the exercise of stock options. Employee benefit stock decreased as a result of a payment made on the Employee Savings and Stock Ownership Plan loan during the first quarter of 2007.
     Accumulated other comprehensive loss was $11.5 million at September 30, 2007 compared to a $12.0 million loss at December 31, 2006 primarily due to the amortization in the Statement of Operations of certain pension and postretirement amounts included in accumulated other comprehensive loss as required under SFAS 158.
     Badger Meter’s financial condition remains strong. The Company believes that its operating cash flows, available borrowing capacity, including $46.6 million of unused credit lines, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and development of new products. The Company continues to take advantage of its local commercial paper market and from time to time may convert short-term debt into long-term debt.
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
     Like other companies in recent years, the Company has been named as a defendant in numerous multi-claimant/multi-defendant lawsuits alleging personal injury as a result of exposure to asbestos, manufactured by third parties, and integrated into a very limited number of the Company’s industrial products. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based in part on the fact that that no claimant has demonstrated exposure to products manufactured or sold by the Company and that a number of cases have been voluntarily dismissed.
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
     In the second quarter of 2007, the Company entered into a $9.1 million contract to construct a 120,000 square foot building in Nogales, Mexico to accommodate the transfer of production from a nearby leased facility and from other locations to meet future needs. At September 30, 2007, $5.5 million was paid with the remaining amounts scheduled to be paid throughout the construction period pending milestones. Completion of the facility and transfer of production is expected to occur in the third quarter of 2008.
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
Item 4 Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2007. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2007 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to management by others within those entities as appropriate to allow timely decisions regarding disclosure, particularly during the period in which this Quarterly Report on Form

10-Q was being prepared.
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

BADGER METER, INC.
Dated: October 24, 2007	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President — Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L.P. Smiley
Beverly L.P. Smiley
Vice President — Controller

BADGER METER, INC.
Quarterly Report on Form 10-Q for Period Ended September 30, 2007
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