Form 10-K
period 2007-12-31
BADGER METER INC
filed 2008-02-28
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Company as of June 29, 2007 was $381,497,933. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $28.26 per share, the closing price of the Common Stock as reported on the American Stock Exchange on June 29, 2007, and (ii) each of the executive officers and directors is deemed to be an affiliate of the Company.

As of February 11, 2008, there were 14,516,799 shares of Common Stock outstanding with a par value of $1 per share.

Portions of the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year, are incorporated by reference from the definitive Proxy Statement into Part III.

Special Note Regarding Forward Looking Statements

Certain statements contained in this Form 10-K, as well as other information provided from time to time by the Company or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties that include, among other things:

•	the continued shift in the Company’s business from lower cost, manual read meters toward more expensive, value-added automatic meter reading (AMR) systems and advanced metering infrastructure (AMI) systems;

•	the success or failure of newer Company products, including the Orion® radio frequency AMR system, the Galaxy® fixed network AMI system and the low profile Recordall® Model LP disc series meter;

•	changes in competitive pricing and bids in both the domestic and foreign marketplaces, and particularly in continued intense price competition on government bid contracts for lower cost, manual read meters;

•	the actions (or lack thereof) of the Company’s competitors;

•	changes in the Company’s relationships with its alliance partners, primarily its alliance partners that provide AMR/AMI connectivity solutions, and particularly those that sell products that do or may compete with the Company’s products;

•	changes in the general health of the United States and foreign economies, including, to some extent, housing starts in the United States and overall industrial activity;

•	increases in the cost and/or availability of needed raw materials and parts, including recent increases in the cost of brass castings as a result of increases in commodity prices, particularly for copper and scrap metal, at the supplier level and resin as a result of increases in petroleum and natural gas prices;

•	the Company’s expanded role as a prime contractor for providing complete AMR/AMI systems to governmental entities, which brings with it added risks, including but not limited to, Company responsibility for subcontractor performance; additional costs and expenses if the Company and its subcontractors fail to meet the agreed-upon timetable with the governmental entity; and the Company’s expanded warranty and performance obligations;

•	changes in foreign economic conditions, particularly currency fluctuations between the United States dollar and the euro;

•	the loss of certain single-source suppliers; and

•	changes in laws and regulations, particularly laws dealing with the use of lead (which can be used in the manufacture of certain meters incorporating brass housings) and the U.S. Federal Communications Commission rules affecting the use and/or licensing of radio frequencies necessary for AMR/AMI products.

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

Badger Meter (“the Company”) is a leading manufacturer and marketer of products incorporating liquid flow measurement and control technologies serving markets worldwide. The Company was incorporated in 1905.

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

Markets and Products

The Company is a leading manufacturer and marketer of products incorporating liquid flow measurement and control technologies, developed both internally and in conjunction with other technology companies. Its products are used to measure and control the flow of liquids in a wide variety of applications. The Company’s product lines fall into two general categories, utility and industrial flow measurement. The utility category is comprised of two primary product lines — residential and commercial water meters that are used by water utilities as the basis for generating water and wastewater revenues. The market for these product lines is North America, primarily the United States, because these meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The utility flow measurement products constitute a majority of the Company’s sales.

Industrial product line sales comprise the remainder of the Company’s sales and include precision valves, electromagnetic inductive flow meters, impeller flow meters, and turbine and positive displacement industrial flow meters. Rounding out the industrial product line are automotive fluid meters for the measurement of various types of automotive fluids.

Residential and commercial water meters have generally been classified as either manually read meters or remotely read meters via radio technology. A meter that is manually read consists of the water meter and a register displaying the meter reading. Meters equipped with radio technology convert the mechanical measurement to a digital format which is then transmitted via radio frequency to a receiver that collects and formats the data appropriately for the utility’s billing computer. Drive-by systems are referred to as automatic meter reading (AMR) systems and have been the primary AMR technology deployed by water utilities over the past decade, providing cost effective and accurate billing data. In a drive-by AMR system, a vehicle equipped for meter reading purposes collects meter reading data.

Of growing interest to water utilities are fixed network advanced metering infrastructure (AMI) systems. These systems do not rely on a drive-by data collector, but rather incorporate a network of data collectors that are always active or listening to the radio transmission from the utility’s meters. Not only do fixed network systems eliminate the need for meter readers, but they have the ability to provide the utility with more frequent and diverse data at specified intervals.

The Company’s net sales and corresponding net earnings depend on unit volume and mix of products, with the Company generally earning higher margins on meters equipped with AMR or AMI technology. In addition to selling its proprietary AMR/AMI products including the Orion® drive-by AMR technology and the Galaxy® fixed network AMI system, the Company also remarkets the Itron® drive-by AMR product under a license and distribution agreement. The Company’s proprietary AMR/AMI products generally result in higher margins than the non-proprietary AMR/AMI products that the Company remarkets.

One distinctive advantage of the Orion® AMR technology is that while it is fundamentally a drive-by AMR system, the proprietary receiver technology of Orion® has been licensed to other technology providers, including those providing AMR/AMI products that communicate over power lines, broadband networks, municipal WiFi and proprietary radio frequency networks.

Utility meter and AMR/AMI product sales are generally derived from the water meter replacement requirements of customers, along with their plans for adoption and deployment of new technology. To a much lesser extent, housing starts also contribute to the base of new product sales. Over the last decade there has been a growing trend in the conversion to AMR/AMI from manually read water meters. This conversion rate is accelerating and contributing to an increased base of business available to meter and AMR/AMI producers. It is currently estimated that approximately 25-30% of water meters installed in the United States have been converted to AMR/AMI systems. Badger Meter’s strategy is to solve customers’ metering needs with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.

The industrial products generally serve a variety of niche flow measurement applications across a broad range of industries. Some of the flow measurement technologies now used industrially, such as positive displacement and turbine flow measurement, have been derived from utility meter technologies. Other technologies are very specific to industrial applications. In addition, a growing requirement is for industrial meters to be equipped with specialized communication protocols that control the entire flow measurement process. Serving both the utility and industrial flow measurement market enables the Company to use its wide variety of technology for specific flow measurement and control applications, as well as to utilize existing capacity and spread fixed costs over a larger sales base.

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

Competition

There are competitors in each of the markets in which the Company sells its products, and the competition varies from moderate to intense. Major competitors for utility water meters include Sensus Metering Systems, Inc., Neptune Technologies and Elster Water Meter. The Company’s primary competitors for water utility AMR and AMI products are Itron, Inc., Neptune Technologies and Sensus Metering Systems, Inc. While the Company sells its own proprietary AMR/AMI systems (Orion® and Galaxy®), it is also a reseller of the Itron products. A number of the Company’s competitors in certain markets have greater financial resources than the Company. However, the Company believes it currently provides the leading technology in water meters and AMR/AMI systems for water utilities. As a result of significant research and development activities, the Company enjoys favorable patent positions for several of its products.

Backlog

The dollar amounts of the Company’s total backlog of unshipped orders at December 31, 2007 and 2006 were $38.7 million and $25.1 million, respectively. The backlog is comprised of firm orders and signed contractual commitments, or portions of such commitments, that call for shipment within 12 months. Backlog can be significantly affected by the timing of orders for large utility projects.

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

Research and Development

Expenditures for research and development activities relating to the development of new products, improvement of existing products and manufacturing process improvements were $5.7 million in 2007 compared to $5.5 million in 2006 and $5.3 million during 2005. Research and development activities are primarily sponsored by the Company. The Company also engages in some joint research and development with other companies.

Intangible Assets

The Company owns or controls many patents, trademarks, trade names and license agreements in the United States and other countries that relate to its products and technologies. No single patent, trademark, trade name or license is material to the Company’s business as a whole.

Environmental Protection

The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relative to two landfill sites where it has been named as one of many potentially responsible parties. These sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these sites as well as the substantial involvement of other named third parties in these matters. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, or with respect to off-site disposal locations used by the Company, could result in future costs to the Company and such amounts could be material. Expenditures during 2007, 2006 and 2005 for compliance with environmental control provisions and regulations were not material.

Employees

The Company and its subsidiaries employed 1,132 persons at December 31, 2007, 218 of whom are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The Company is currently operating under a four-year contract with the union, which expires October 31, 2008. The Company believes it has good relations with the union and all of its employees.

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

Information about the Company’s foreign operations and export sales is included in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

Financial Information about Industry Segments

The Company operates in one industry segment as a manufacturer and marketer of products incorporating liquid flow measurement and control technologies as described in Note 10 “Industry Segment and Geographic

Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Shareholders, potential investors and other readers are urged to consider the significant business risks described below in addition to the other information set forth or incorporated by reference in this 2007 Annual Report on Form 10-K. If any of the events contemplated by the following risks actually occur, our financial condition or results of operations could be materially adversely affected. The following list of risk factors may not be exhaustive. We operate in a continually changing business, economic and geopolitical environment, and new risk factors may emerge from time to time. We can neither predict these new risk factors nor assess the impact, if any, on the business, or the extent to which any factor, or combination of factors, may cause the actual results of operations to differ materially.

Competitive pressures in the marketplace could decrease revenues and profits:

Competitive pressures in the marketplace for our products could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. We operate in an environment where competition varies from moderate to intense and a number of our competitors have greater financial resources. Our competitors also include alliance partners that sell products that do or may compete with our products, particularly those that provide AMR or AMI connectivity solutions. The principal elements of competition for our most significant product lines, residential and commercial water meters for the utility market (with various AMR/AMI technology systems), are price, product technology, quality and service. The competitive environment is also affected by the movement toward AMR or AMI technologies away from manually read meters, the demand for replacement units and, to a lesser extent, the number of housing starts in the United States. For our industrial products, the competitive environment is affected by the general economic health of the industrial sectors in the United States and Europe.

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

The inability to obtain adequate supplies of raw materials could decrease profit margins and negatively impact timely delivery to customers:

We are affected by the availability and prices for raw materials, including metal or alloys (such as bronze, which uses copper as its main component, aluminum, stainless steel, cast iron, brass and stellite), plastic resins, glass, microprocessors and other electronic subassemblies and components that are used in the manufacturing process. The inability to obtain adequate supplies of raw materials for our products at favorable prices could have a material adverse effect on our business, financial condition or results of operations by decreasing profit margins and by negatively impacting timely deliveries to customers. In the past, we have been able to offset increases in raw materials by increased sales prices, active materials management, product engineering programs and the diversity of materials used in the production processes. However, we cannot be certain that we will be able to accomplish this in the future. Since we do not control the actual production of these raw materials, there may be delays caused by interruption in the production of raw materials for reasons that are beyond our control. World commodity markets and inflation may also affect raw material prices.

A significant economic downturn could cause a material adverse impact on sales and operating results:

As a supplier of products primarily to water utilities, we may be adversely affected by general economic downturns that affect independent distributors, large city utilities, private water companies and numerous smaller municipal water utilities. These customers may delay capital projects, including non-critical maintenance and upgrades, during economic downturns or instability in world markets. While we also serve several industrial markets to avoid a dependency on any one market, a significant downturn in these markets could also cause a material adverse impact on sales and operating results. Therefore, any significant downturn in general economic conditions, as well as in our customers’ markets, could result in a reduction in demand for our products and services and could harm the business.

Failure to manufacture quality products could impact the ability to attract and retain customers, which could have a material adverse effect on our business:

If we fail to maintain and enforce quality control and testing procedures, our products will not meet the performance standards in the industry. Product quality and performance are a priority for us since our products are used in various industries where precise control of fluids is essential, and we believe we have a very good reputation for product quality. Substandard products would seriously harm our reputation, resulting in both a loss of current customers to competitors and damage to our ability to attract new customers. In addition, if any of our products proves to be defective, we may be required to participate in a recall involving such products. A successful claim brought against us with respect to a defective product in excess of available insurance coverage, if any, or a requirement to participate in a major product recall, could have a material adverse effect on our business, results of operations or financial condition.

Litigation against us could be costly, time consuming to defend and could adversely affect profitability:

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business. We may also be subject to workers’ compensation claims, employment disputes, unfair labor practice charges, customer and supplier disputes, product liability claims and contractual disputes related to warranties arising out of the conduct of our business. Litigation may result in substantial costs and may divert management’s attention and resources, which could adversely affect our profitability or financial condition.

Changes in environmental or regulatory requirements could entail additional expenses that could decrease profitability:

We cannot predict the nature, scope or effect of future environmental or regulatory requirements to which our operations might be subject or the manner in which existing or future laws will be administered or interpreted. Compliance with such laws or regulations may entail additional expenses that could decrease profitability. We are subject to a variety of environmental laws, such as lead content in certain meters incorporating brass housings, and regulatory laws affecting the use and/or licensing of radio frequencies necessary for AMR/AMI products, as well as regulations related to customs and trade practices. Currently, the cost of complying with existing laws does not have a material effect on the business or financial position.

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

Operational dependence on attracting and retaining skilled employees could negatively impact growth and decrease profitability:

The Company’s success depends on its continuing ability to identify, attract, develop and retain skilled personnel throughout the organization. Current and future compensation arrangements, including benefits, may not be successful in attracting new employees or retaining existing employees, which may hinder the Company’s growth. In addition, the Company estimates liabilities and expenses for pensions and other postretirement benefits that require the use of assumptions relating to the rates used to discount the future estimated liability, rate of return on any assets and various assumptions related to the age and cost of the workforce. Actual results may differ from the estimates and have a material adverse effect on future results of operations or on the financial statements as a whole. Rising healthcare and retirement benefit costs in the United States may also add to the Company’s cost pressures and decrease profitability.

Risks to the Company’s reputation could adversely affect success:

The Company has a history of good corporate governance, including procedures and processes that existed prior to the enactment of the Sarbanes-Oxley Act of 2002, as well as related rules and regulations, board committee charters, and a Code of Business Conduct that defines how employees interact with various Company stakeholders and addresses issues such as confidentiality, conflict of interest and fair dealing. Failure to maintain this reputation could have a material adverse effect on the Company’s business and results of operations.

Failure to successfully integrate acquired businesses or products in the future could adversely affect the operations:

As part of our business strategy, we will continue to evaluate and may pursue selected business or product acquisition opportunities that we believe may provide us with certain operating and financial benefits. If we complete any such acquisitions, they may require integration into our existing business with respect to administrative, financial, sales and marketing, manufacturing and other functions to realize these anticipated benefits. If we are unable to successfully integrate a business or product acquisition, we may not realize the benefits identified in our due diligence process, and our financial results may be negatively impacted. Additionally, significant unexpected liabilities may arise after completion of an acquisition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The principal facilities utilized by the Company at December 31, 2007 are listed below. Except as indicated, the Company owns all such facilities in fee simple. The Company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

		Approximate area
Location	Principal use	(square feet)

Milwaukee, Wisconsin	Manufacturing and offices	323,000
Tulsa, Oklahoma	Manufacturing and offices	59,500
Rio Rico, Arizona	Manufacturing and offices	36,000
Nogales, Mexico	Manufacturing and offices	62,300	(1)
Nogales, Mexico	Manufacturing and offices	41,300
Neuffen, Germany	Assembly and offices	21,500
Brno, Czech Republic	Manufacturing and offices	24,300

(1)	Leased facility. Lease term expired January 31, 2008 and is being extended month-to-month pending completion of the new Nogales, Mexico construction mentioned below.

In 2005, the Company purchased land and an existing building in Neuffen, Germany, and subsequently constructed an addition that was completed in 2007. In June 2007, the Company vacated a leased facility to occupy this new facility. In addition, the Company purchased land in Nogales, Mexico in 2005 where a 41,300 square foot building was constructed in 2006. This new facility replaced the Company’s Rio Rico, Arizona facility, which was listed for sale at the end of 2007. In 2007, construction of a second facility with 120,000 square feet began on the purchased land in Nogales, Mexico. This new facility will replace the Nogales, Mexico leased facility and the Company expects to occupy this new facility in 2008.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, the Company is named in legal proceedings from time to time. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

Like other companies in recent years, the Company has been named as a defendant in numerous multi-claimant/multi-defendant lawsuits alleging personal injury as a result of exposure to asbestos, manufactured by third parties, and integrated into a very limited number of the Company’s industrial products. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based in part on the fact that no claimant has demonstrated exposure to products manufactured or sold by the Company and a number of cases have been voluntarily dismissed.

The Company is subject to contingencies relative to the protection of the environment. Information about the Company’s compliance with environmental regulations is included in Part I, Item 1 of this 2007 Annual Report on Form 10-K under the heading “Environmental Protection.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2007.

Executive Officers of the Company

The following table sets forth certain information regarding the executive officers of the Company.

		Age at
Name	Position	2/28/2008

Richard A. Meeusen	Chairman, President and Chief Executive Officer	53
Ronald H. Dix	Senior Vice President — Administration	63
Richard E. Johnson	Senior Vice President — Finance, Chief Financial Officer and Treasurer	53
William R. A. Bergum	Vice President — General Counsel and Secretary	43
Gregory M. Gomez	Vice President — Engineering	43
Horst E. Gras	Vice President — International Operations	52
Raymond G. Serdynski	Vice President — Manufacturing	51
Beverly L. P. Smiley	Vice President — Controller	58
Dennis J. Webb	Vice President — Sales and Marketing	60
Daniel D. Zandron	Vice President — Business Development	59

There are no family relationships between any of the executive officers. All of the officers are elected annually at the first meeting of the Board of Directors held after each annual meeting of the shareholders. Each officer holds office until his successor has been elected or until his death, resignation or removal. There is no arrangement or understanding between any executive officer and any other person pursuant to which he or she was elected as an officer.

Mr. Meeusen was elected Chairman, President and Chief Executive Officer in April 2004. From April 2002 to April 2004, Mr. Meeusen served as President and Chief Executive Officer.

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

Mr. Bergum was elected Vice President — General Counsel and Secretary in February 2006, and served as General Counsel from September 2003 to February 2006. Prior to joining the Company, Mr. Bergum served as Corporate Counsel at Onyx Waste Services, Inc. from March 2003 to September 2003, and as Vice President and Assistant General Counsel at Fortis Insurance Company prior to March 2003.

Mr. Gomez was elected Vice President — Engineering in February 2008. Mr. Gomez served as Director of Engineering from July 2007 to February 2008 and served as Manager — Mechanical Engineering from January 2006 to July 2007. Prior to January 2006, Mr. Gomez served as Manager — Research and Development.

Mr. Gras has served as Vice President — International Operations for more than five years.

Mr. Serdynski was elected Vice President — Manufacturing in February 2008. Mr. Serdynski served as Director of Manufacturing Operations from April 2005 to February 2008 and served as Director of Manufacturing — Milwaukee from February 2004 to April 2005. Prior to February 2004, Mr. Serdynski served as General Plant Manager — Residential.

Ms. Smiley has served as Vice President — Controller for more than five years.

Mr. Webb was elected Vice President — Sales and Marketing in February 2008. Mr. Webb served as Vice President — Sales, Marketing and Engineering from August 2005 to February 2008 and served as Vice President — Engineering from November 2001 to August 2005.

Mr. Zandron has served as Vice President — Business Development for more than five years.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information required by this Item is set forth in Note 11 “Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

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

The following graph compares on a cumulative basis the yearly percentage change since January 1, 2003 in (a) the total shareholder return on the Common Stock with (b) the total return on the American Stock Exchange Corporate Index and (c) the total return of a peer group made up of 11 companies in similar industries and with similar market capitalization as selected by an independent consulting firm. The graph assumes $100 invested on December 31, 2002. It further assumes the reinvestment of dividends. The returns of each component company in the peer group have also been weighted based on such company’s relative market capitalization.

Comparison of Five-Year Cumulative Total Return of Company,
Peer Group and Broad Market

December 31	2002	2003	2004	2005	2006	2007
Badger Meter	$100.00	$122.74	$197.59	$262.87	$375.44	$615.91
Peer Group*	$100.00	$148.95	$148.94	$154.75	$195.00	$210.63
Broad Market**	$100.00	$136.11	$155.86	$171.89	$192.45	$216.06

*	Peer Group consists of Axcess International, Inc., Badger Meter, Inc., Bio-Rad Labs, Inc., Candela Corporation, Frequency Electronics, Inc., Innovex, Inc., Integral Vision, Inc., K-Tron International, Inc., Keithley Instruments, Inc., Newport Corporation, and Research Frontiers, Inc.

**	Broad Market consists of the AMEX Market Index.

ITEM 6.	SELECTED FINANCIAL DATA

BADGER METER, INC.

Ten Year Summary of Selected Consolidated Financial Data

	Years ended December 31,
	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
	(Dollars in thousands except per share data)

Operating results
Net sales	$234,816	229,754	203,637	188,663	168,728	160,350	138,537	146,389	150,877	143,813
Research and development	$5,714	5,458	5,343	4,572	6,070	5,658	5,422	6,562	6,012	6,105
Earnings from continuing operations before income taxes	$29,325	27,489	25,664	20,325	15,658	12,359	5,010	10,727	15,659	13,364
Earnings from continuing operations	$18,386	16,568	16,164	12,056	9,798	7,819	3,364	6,941	9,700	8,247
Loss from discontinued operations	$(1,929)	(9,020)	(2,911)	(2,423)	(2,221)	(548)	n/a	n/a	n/a	n/a
Net earnings	$16,457	7,548	13,253	9,633	7,577	7,271	3,364	6,941	9,700	8,247
Earnings from continuing operations to sales	7.8%	7.2%	7.4%	6.4%	5.8%	4.9%	2.4%	4.7%	6.4%	5.7%

Per Common share
Basic earnings from continuing operations	$1.29	1.19	1.20	0.91	0.76	0.62	0.27	0.53	0.70	0.57
Basic loss from discontinued operations	$(0.13)	(0.65)	(0.22)	(0.18)	(0.17)	(0.04)	n/a	n/a	n/a	n/a
Total basic earnings	$1.16	0.54	0.98	0.73	0.59	0.58	0.27	0.53	0.70	0.57
Diluted earnings from continuing operations	$1.26	1.15	1.15	0.89	0.75	0.59	0.26	0.50	0.65	0.53
Diluted loss from discontinued operations	$(0.13)	(0.63)	(0.20)	(0.18)	(0.17)	(0.04)	n/a	n/a	n/a	n/a
Total diluted earnings	$1.13	0.52	0.95	0.71	0.58	0.55	0.26	0.50	0.65	0.53
Cash dividends declared:
Common Stock	$0.34	0.31	0.29	0.28	0.27	0.26	0.25	0.22	0.18	0.15
Price range — high	$46.43	32.20	25.63	16.00	9.94	8.50	8.31	9.35	10.03	10.16
Price range — low	$23.00	19.51	13.23	8.53	6.13	5.52	4.94	5.75	9.85	6.25
Closing price	$44.95	27.70	19.62	14.98	9.54	8.00	5.61	5.75	7.54	8.91
Book value*	$6.33	5.07	5.36	4.77	4.19	3.74	3.38	3.38	3.22	4.71

Shares Outstanding at year-end
Common Stock	14,519	14,154	13,696	13,444	13,170	12,882	12,720	12,828	13,360	10,152

Financial position
Working capital*	$38,725	33,648	32,923	25,461	25,946	6,825	23,170	6,822	11,150	10,776
Current ratio*	1.9 to 1	1.7 to 1	1.8 to 1	1.6 to 1	1.7 to 1	1.1 to 1	2.0 to 1	1.2 to 1	1.3 to 1	1.3 to 1
Net cash provided by operations	$28,275	16,750	18,361	6,297	15,221	12,234	8,587	13,251	15,652	15,007
Capital expenditures	$15,971	11,060	9,088	5,582	5,214	5,914	5,007	6,403	9,981	17,926
Total assets	$150,301	139,383	145,867	142,961	133,851	126,463	101,375	98,023	102,186	96,945
Short-term and current portion of long-term debt	$13,582	17,037	13,328	22,887	9,188	26,290	8,264	23,017	16,589	14,315
Long-term debt	$3,129	5,928	15,360	14,819	24,450	13,046	20,498	5,944	11,493	2,600
Shareholders’ equity	$91,969	71,819	73,416	64,066	55,171	48,095	43,002	43,319	43,009	47,848
Debt as a percent of total debt and equity*	15.4%	26.8%	30.1%	37.0%	37.9%	45.0%	40.1%	40.1%	39.5%	26.1%
Return on shareholders’ equity*	20.0%	23.1%	22.0%	18.8%	17.8%	16.3%	7.8%	16.0%	22.6%	17.2%
Price/earnings ratio*	35.7	24.1	17.1	16.8	12.7	11.1	21.6	11.5	11.6	16.8

(1)	The Company’s French operations have been presented as discontinued operations for 2002 through 2007, the years of ownership.

(2)	The Company adopted SFAS 123(R), “Share-Based Payments,” effective January 1, 2006, which required the Company to recognize the grant date fair value of share-based awards as compensation expense.

(3)	The Company adopted the provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” on December 31, 2006, with respect to recognizing the funded status of pension and postretirement benefit plans.

*	Description of calculations:

Book value equals total shareholders’ equity at year-end divided by the number of common shares outstanding.

Working capital equals total current assets less total current liabilities.

Current ratio equals total current assets divided by total current liabilities.

Debt as a percent of total debt and equity equals total debt (the sum of short-term debt, current portion of long-term debt and long-term debt) divided by the sum of total debt and total shareholders’ equity at year-end. The debt of the discontinued French operations is included in this calculation for 2002 through 2007, the years of ownership, although there was no debt at the end of 2007 related to the French operations.

Return on shareholders’ equity equals earnings from continuing operations divided by total shareholders’ equity at year-end.

Price/earnings ratio equals the closing stock price for common stock divided by diluted earnings per share from continuing operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION AND OVERVIEW

The Company is a leading manufacturer and marketer of products incorporating liquid flow measurement and control technologies, developed both internally and in conjunction with other technology companies. Its products are used to measure and control the flow of liquids in a wide variety of applications. The Company’s product lines fall into two general categories, utility and industrial flow measurement. The utility category is comprised of two primary product lines — residential and commercial water meters that are used by water utilities as the basis for generating water and wastewater revenues. The market for these product lines is North America, primarily the United States, because these meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The utility flow measurement products constitute a majority of the Company’s sales.

Industrial product line sales comprise the remainder of the Company’s sales and include precision valves, electromagnetic inductive flow meters, impeller flow meters, and turbine and positive displacement industrial flow meters. Rounding out the industrial product line are automotive fluid meters for the measurement of various types of automotive fluids.

Residential and commercial water meters have generally been classified as either manual read meters or remotely read meters via radio technology. A meter that is manually read consists of the water meter and a register displaying the meter reading. Meters equipped with radio technology convert the mechanical measurement to a digital format which is then transmitted via radio frequency to a receiver that collects and formats the data appropriately for the utility’s billing computer. Drive-by systems are referred to as automatic meter reading (AMR) systems and have been the primary AMR technology deployed by water utilities over the past decade, providing cost effective and accurate billing data. In a drive-by AMR system, a vehicle equipped for meter reading purposes collects meter reading data.

Of growing interest to water utilities are fixed network advanced metering infrastructure (AMI) systems. These systems do not rely on a drive-by data collector, but rather incorporate a network of data collectors that are always active or listening to the radio transmission from the utility’s meters. Not only do fixed network systems eliminate the need for meter readers, but they have the ability to provide the utility with more frequent and diverse data at specified intervals. The Company’s response to these market requirements will be detailed further in the Business Trends section.

The Company’s net sales and corresponding net earnings depend on unit volume and mix of products, with the Company generally earning higher margins on meters equipped with AMR or AMI technology. In addition to selling its proprietary AMR/AMI products including the Orion® drive-by AMR technology and the Galaxy® fixed network AMI system, the Company also remarkets the Itron® drive-by AMR product under a license and distribution agreement. The Company’s proprietary AMR/AMI products generally result in higher margins than the non-proprietary AMR/AMI products that the Company remarkets.

One distinctive advantage of the Orion® AMR technology is that while it is fundamentally a drive-by AMR system, the proprietary receiver technology of Orion® has been licensed to other technology providers, including those providing AMR/AMI products that communicate over power lines, broadband networks, municipal WiFi and proprietary radio frequency networks.

Utility meter and AMR/AMI product sales are generally derived from the water meter replacement requirements of customers, along with their plans for adoption and deployment of new technology. To a much lesser extent, housing starts also contribute to the base of new product sales. Over the last decade there has been a growing trend in the conversion to AMR/AMI from manually read water meters. This conversion rate is accelerating and contributing to an increased base of business available to meter and AMR/AMI producers. It is currently estimated that approximately 25-30% of water meters installed in the United States have been converted to AMR/AMI systems. Badger Meter’s strategy is to solve customers’ metering needs with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.

The industrial products generally serve a variety of niche flow measurement applications across a broad range of industries. Some of the flow measurement technologies, such as positive displacement and turbine flow measurement, now used industrially have been derived from utility meter technologies. Other technologies are very specific to industrial applications. In addition, a growing requirement is for industrial meters to be equipped with specialized communication protocols that control the entire flow measurement process. Serving both the utility and industrial flow measurement market enables the Company to use its wide variety of technology for specific flow measurement and control applications, as well as to utilize existing capacity and spread fixed costs over a larger sales base.

Business Trends

AMI is the growing standard of technology deployment in the electric industry. AMI provides an electric utility with two-way communication to monitor and control electrical devices at the customer’s site. AMI deployments are always fixed network technologies. Although the Company does not participate in the electric market, the trend toward AMI is now affecting the water and gas utility AMR market as well. Specifically, in the water industry, fixed network AMI enables the water utility to capture interval readings from each meter on a daily basis. While two-way communication is extremely limited in water fixed network AMI, utilities are contemplating how two-way networks could benefit them. As noted above, the Company markets the Orion® drive-by AMR product line as well as the Galaxy® fixed network AMI product line. The Company is positioned to sell either product as this trend continues. Since both products have comparable margins, any acceleration or slowdown in this trend is not expected to have a significant impact on the Company.

Although there is growing interest in fixed network communication by water utilities, the vast majority of utilities currently installing AMR/AMI are selecting drive-by AMR technologies for their applications. The Company’s Orion® technology has experienced rapid acceptance in the United States. By the end of 2007, more than 1,000 water utilities had selected Orion® as their AMR solution of choice. There are approximately 53,000 water utilities in the United States and the Company estimates that less than 30% of them have converted to an AMR technology. It is anticipated that even with growing interest in fixed network AMI, drive-by AMR will continue to be the primary product of choice by water utilities for a number of years. Drive-by AMR technology is simply the lowest cost form of AMR currently available to water utilities.

Prior to the Company’s introduction of its own proprietary Orion® products, Itron® water utility-related products were a significant contributor to the Company’s results. Itron® products are sold under an agreement between the Company and Itron, Inc. that expires in early 2009 and the Company is currently discussing with Itron an extension of the agreement. The Company’s Orion® products directly compete with Itron® water AMR products and, in recent years, many of the Company’s customers have selected Orion® products. In 2007, Orion® sales increased 24.8% while Itron® licensed product sales decreased 21.7% compared to 2006. The Company expects this trend to continue, although it also believes that Itron® licensed products will remain a significant component of utility sales. To date, decreases in sales of Itron® licensed products have been offset by increases in sales of Orion®

products, which produce a higher gross margin than Itron® licensed products. As a result, the Company does not expect this trend to have a material negative impact on the Company’s financial position or results of operations.

During 2006, the Company carefully evaluated strategic alternatives for its subsidiaries in Nancy, France, including restructuring, sale or shutdown. In the third quarter of 2006, the Company began the process under French law to obtain the requisite governmental and regulatory approvals to close the operation. On October 16, 2006, the decision was finalized. From that date through 2007, all assets and liabilities were liquidated resulting in total after tax charges of $7.3 million, of which $5.4 million of charges, net of the income tax benefit, were recognized in 2006. All results associated with the Company’s French operations have been removed from continuing operations and are presented as results of discontinued operations. See Note 3 “Discontinued Operations” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K. All remaining comments in this section relate to continuing operations.

RESULTS OF OPERATIONS

Net Sales

Badger Meter’s net sales of $234.8 million increased $5.1 million, or 2.2%, for 2007 compared to 2006. The increase was the result of sales increases in industrial products, while utility sales were approximately the same between years, as further explained below.

Residential and commercial water meter net sales represented 79.2% of total net sales in 2007 compared with 80.9% in 2006. These sales of $185.9 million increased just $20,000 in 2007 compared to 2006. Overall volume declines in bronze manual read meters, meters with Itron® licensed technology and commercial meters were offset by volume increases in plastic meters and in meters with the Company’s Orion® AMR technology. In 2007, sales of Orion® products increased nearly 25%, due mostly to volume increases. By contrast, sales of Itron® related products declined nearly 22% due to lower volumes.

Industrial sales are affected by economic conditions, domestically and internationally, in each of the markets served by the various product lines. Industrial product net sales increased 11.5% in 2007 over 2006 levels. In total, the sales of industrial products represented 20.8% of total net sales in 2007 compared to 19.1% in 2006. Industrial product net sales increased $5.0 million to $48.9 million in 2007 compared with $43.9 million in 2006 driven primarily by higher sales of automotive fluid products, precision valves and other industrial products.

International sales are comprised primarily of sales of small valves, electromagnetic meters and automotive fluid meters in Europe, sales of electromagnetic meters with water meters and related technologies in Latin America, and sales of valves and other metering products throughout the world. In Europe, sales are made primarily in euros. Other international sales are made in U.S. dollars or local currencies. International sales increased 28.8% to $27.3 million in 2007 from $21.2 million in 2006 due principally to higher sales of industrial products in Europe. Foreign exchange effects also contributed to the sales increase, notably the strengthening of the euro against the U.S. dollar.

Badger Meter’s net sales of $229.8 million increased $26.1 million, or 12.8%, for 2006 compared to 2005. The increase was the net result of sales increases in most of the Company’s product lines driven primarily by increased volumes of product sold.

Residential and commercial water meter net sales represented 80.9% of total net sales in 2006 compared with 79.9% in 2005. These sales increased $23.2 million, or 14.3%, in 2006 to $185.9 million from $162.7 million in 2005. Unit volume increased in residential and commercial manual read water meters as well as meters utilizing AMR technologies. AMR technologies carry a higher price, which also contributed to the increase in net sales. In addition, net sales increased in part due to a significant increase over 2005 levels for the sales volumes of Orion®, the Company’s proprietary AMR system, which has higher margins than other AMR products.

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

Gross Margins

Gross margins were 34.7%, 33.4% and 36.1% for 2007, 2006 and 2005, respectively. Gross margins increased between 2007 and 2006 as a result of increases in AMR volumes driven by sales of Orion® products as well as price increases put into effect to recover higher cost of materials, particularly copper, the main component of the brass housings used to make meters. Gross margins decreased between 2006 and 2005 due to higher cost of materials, particularly copper. This was mitigated somewhat by the higher mix of AMR versus manual read meters, a higher percentage of Orion® AMR technology versus other non-proprietary AMR products, and price increases initiated in mid-2006 and continuing through 2007.

Operating Expenses

Selling, engineering and administration costs increased 6.1% in 2007 compared to 2006 and were the net result of higher legal fees associated with successfully completed litigation, increased reserves for uncollectible receivables, increased product development costs and normal inflationary pressures offset by continued cost controls. Selling, engineering and administration costs increased 3.4% in 2006 over 2005 levels due to normal inflationary increases and increased costs associated with higher sales.

Interest Expense

Interest expense was approximately the same between 2007 and 2006. Interest expense was approximately $0.2 million less in 2006 than in 2005 due primarily to lower overall debt balances.

Income Taxes

Income taxes as a percentage of earnings from continuing operations before income taxes were 37.3%, 39.7% and 37.0% for 2007, 2006 and 2005, respectively. The decrease in the effective tax rate between 2007 and 2006 was due to an increase in the Federal income tax deduction available to manufacturers for qualified production activities (Section 199 Deduction) and the settlement of certain state tax audits. The increase in the effective tax rate between 2006 and 2005 resulted from the Company’s inability to claim the Section 199 Deduction due to the tax positions taken related to the Company’s French operations.

Earnings and Earnings Per Share from Continuing Operations

As a result of the above-mentioned items, earnings from continuing operations were $18.4 million, $16.6 million and $16.2 million in 2007, 2006 and 2005, respectively. On a diluted basis, earnings per share from continuing operations were $1.26, $1.15 and $1.15, respectively, for the same periods.

LIQUIDITY AND CAPITAL RESOURCES

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations in 2007 was $28.3 million versus $16.8 million in 2006. The increase in cash provided by operations between years was due principally to improved earnings. Cash provided by operations in 2006 was $16.8 million versus $18.4 million in 2005. The decline was due principally to lower earnings. The increase in cash at December 31, 2007 over the balance at December 31, 2006 is a function of the timing of receipts near the end of 2007.

Receivables increased 4.7% between December 31, 2007 and 2006 due primarily to higher fourth quarter sales. Inventories increased 2.4% due to higher raw material costs and the timing of inventory purchases.

Prepaid expenses and other current assets increased $0.3 million between December 31, 2007 and 2006 primarily due to increases in prepaid service contracts. The December 31, 2007 and 2006 balances also include $0.7 million of remaining book value related to the Rio Rico, Arizona facility that is listed for sale.

Capital expenditures totaled $16.0 million in 2007, $11.1 million in 2006 and $9.1 million in 2005. These amounts vary due to the timing of capital expenditures. Included in capital expenditures for 2007 is approximately $8.0 million related to the construction of a second facility in Mexico compared to $6.2 million of construction in 2006 for new facilities in Mexico and Germany. The Company expects to spend approximately $1.8 million in 2008 to complete construction of the second facility in Mexico. The Company believes capacity exists to increase production levels with minimal additional capital expenditures after the completion of this facility.

Other assets increased to $4.9 million at December 31, 2007 from $4.2 million at December 31, 2006. This increase is due to the purchase of additional manufacturing software to enhance the business systems.

Short-term debt decreased $4.2 million in 2007 and total outstanding long-term debt (both the current and long-term portions) decreased $2.0 million. These reductions of debt were due to cash generated from operations. None of the Company’s debt carries financial covenants or is secured.

The $0.8 million increase in payables between years is primarily the result of the timing of purchases. Warranty and after-sale costs decreased to $1.9 million at December 31, 2007 from $3.0 million at December 31, 2006 due to fewer warranty costs due to improved manufacturing processes for products introduced in recent years.

Income and other taxes increased to $8.4 million at December 31, 2007 from $0.6 million at December 31, 2006. At December 31, 2006, the Company recorded its net federal income tax position (refundable income tax net of the related reserves for unrecognized tax benefits) as a receivable. In 2007, the Company received payment of the refundable tax amounts and reclassified the reserve for unrecognized tax benefits to the income and other taxes liability in the Consolidated Balance Sheet.

The accrued non-pension postretirement liability declined $0.8 million to $6.1 million at December 31, 2007 from $6.9 million at December 31, 2006. The decline is principally due to changes in the funded status of the Company’s post-employment benefit plans.

Common Stock and capital in excess of par value both increased during 2007 due primarily to the exercise of stock options, stock compensation expense and the tax benefit on stock options. Treasury stock decreased due to shares issued in connection the Company’s dividend reinvestment program.

Accumulated other comprehensive income decreased by $2.9 million primarily due to changes in the funded status of the Company’s pension plan and other post-employment benefits.

Badger Meter’s financial condition remains strong. The Company believes that its operating cash flows, available borrowing capacity including $37.9 million of unused credit lines, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and development of new products. The Company continues to take advantage of its local commercial paper market and from time to time may convert short-term debt into long-term debt.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements at December 31, 2007. Prior to that date, the Company guaranteed the debt of the Badger Meter Officers’ Voting Trust (“BMOVT”), from which the BMOVT obtained loans from a bank on behalf of the officers of the Company in order to purchase shares of the Company’s Common Stock. The officers’ loan amounts were secured by the Company’s shares that were purchased with the loan proceeds. The entire outstanding loan balance was repaid at December 31, 2007 and the BMOVT was dissolved because it no longer fulfilled its original purpose of providing officers with loans to purchase Common Stock.

CONTRACTUAL OBLIGATIONS

The Company guarantees the outstanding debt of the ESSOP that is recorded in short-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders’ equity. The loan amount is secured by shares of the Company’s Common Stock. Payments of $62,000 and $171,000 in 2007 and 2006, respectively, reduced the loan to $682,000 at December 31, 2007. The terms of the loan allow variable payments of principal with the final principal and interest payment due on April 30, 2008, at which time it is expected to be renewed.

The following table includes the Company’s significant contractual obligations as of December 31, 2007. There are no undisclosed guarantees.

	Payments due by period
		Less than
	Total	1 year	1-3 years	4-6 years
	(In thousands)

Current portion and long-term debt	$5,185	$2,056	$3,129	$—
Interest on current portion and long-term debt	377	242	135	—
Construction of facilities	1,790	1,790	—	—
ESSOP	682	682	—	—
Operating leases	579	257	198	124

Total contractual obligations	$8,613	$5,027	$3,462	$124

Other than items included in the preceding table, as of December 31, 2007, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and postretirement plans which are discussed in detail in Note 7 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K. As of the most recent actuarial measurement date, no pension plan contributions are anticipated in 2008 and postretirement medical claims are paid as they are submitted. Postretirement medical claims are anticipated to be $612,000 in 2008 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company’s accounting policies are more fully described in Note 1 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K. As discussed in Note 1, the preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s more significant estimates relate primarily to several judgmental reserves: allowance for doubtful accounts, reserve for obsolete inventories, warranty and after-sale costs reserve, and the health care reserve for claims incurred, as well as claims incurred but not reported. Each of these judgmental reserves is evaluated quarterly and is reviewed with the Company’s Disclosure Committee and the Audit and Compliance Committee of the Board of Directors. The basis for the reserve amounts is determined by analyzing the anticipated exposure for each account, and then selecting the most likely amount based upon historical experience and various other considerations that are believed to be reasonable under the circumstances. This method has been used for all years in the presented financials and has been used consistently throughout each year. Actual results may differ from these estimates under different assumptions or conditions.

The criteria used for calculating each of the reserve amounts varies by type of reserve. For the allowance for doubtful accounts reserve, significant past due balances are individually reviewed for collectibility, while the balance of accounts are reviewed in conjunction with applying historical write-off ratios. The calculation for the obsolete inventories reserve is determined by analyzing the relationship between the age and quantity of items on hand versus estimated usage to determine if excess quantities exist. The calculation for warranty and after-sale costs reserve uses criteria that include known potential problems on past sales as well as historical claim experience and current warranty trends. The health care reserve for claims incurred, but not reported is determined by using medical cost trend analyses, reviewing subsequent payments made and estimating unbilled amounts. The changes in the balances of these reserves at December 31, 2007 compared to the prior year were due to normal business conditions and are not deemed to be significant. While the Company continually tries to improve its estimates, no significant changes in the underlying processes are expected in 2008.

The Company also uses estimates in three other significant areas. Estimates are used in developing pension and other postretirement obligations and costs. The actuarial valuation of benefit obligations and net periodic benefit costs rely on key assumptions including discount rates, long-term expected return on plan assets, future compensation and healthcare cost trend rates. Another area where estimates are used is in calculating stock-based compensation costs. The total cost of the Company’s share-based awards is equal to the grant date fair value per award multiplied by the number of awards granted, adjusted for forfeitures. Forfeitures are initially estimated based on historical Company information and subsequently updated over the life of the awards to ultimately reflect actual forfeitures, which could have an impact on the amount of stock compensation cost recognized from period to period. The third area employing estimates is income taxes. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results as compared to those forecasted at the beginning of the fiscal year. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company evaluates and updates all of these assumptions annually. Actual results may differ from these estimates.

OTHER MATTERS

The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relative to two landfill sites where it has been named as one of many potentially responsible parties. These sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these sites as well as the substantial involvement of other named third parties in these matters. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, or with respect to off-site disposal locations used by the Company, could result in future costs to the Company and such amounts could be material. Expenditures during 2007, 2006 and 2005 for compliance with environmental control provisions and regulations were not material.

Like other companies in recent years, the Company has been named as a defendant in numerous multi-claimant/multi-defendant lawsuits alleging personal injury as a result of exposure to asbestos, manufactured by third parties, and integrated into a very limited number of the Company’s industrial products. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based in part on the fact that no claimant has demonstrated exposure to products manufactured or sold by the Company and that a number of cases have been voluntarily dismissed.

MARKET RISKS

In the ordinary course of business, the Company is exposed to various market risks. The Company operates in an environment where competition varies from moderate to intense. The Company believes it currently provides the leading technology in water meters and AMR/AMI systems for water utilities. A number of the Company’s competitors in certain markets have greater financial resources. Competitors also include alliance partners that sell products that do or may compete with our products, particularly those that provide AMR/AMI connectivity solutions. In addition, the market’s level of acceptance of the Company’s newer products may have a significant effect on the Company’s results of operations. As a result of significant research and development activities, the Company enjoys favorable patent positions for several of its products.

The Company’s ability to generate operating income and to increase profitability depends somewhat on the general health of the United States and foreign economies, the overall industrial activity, and to a lesser extent, housing starts in the United States. In addition, changes in governmental laws and regulations, particularly laws dealing with the use of lead or rules affecting the use and/or licensing of radio frequencies necessary for AMR/AMI products may impact the results of operations. These factors are largely beyond the Company’s control and depend on the economic condition and regulatory environment of the geographic region of the Company’s operations.

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

The Company’s foreign currency risk relates to the sales of products to foreign customers. The Company uses lines of credit with U.S. and European banks to offset currency exposure related to European receivables and other monetary assets. As of December 31, 2007 and 2006, the Company’s foreign currency net monetary assets were substantially offset by comparable debt resulting in no material exposure to the results of operations.

The Company typically does not hold or issue derivative instruments and has a policy specifically prohibiting the use of such instruments for trading purposes.

The Company’s short-term debt on December 31, 2007 was floating rate debt with market values approximating carrying value. Fixed rate debt was principally a U.S. dollar term loan with a 5.59% interest rate and a euro dollar revolving term loan with a 5.91% interest rate. For the short-term floating rate debt, future annual interest costs will fluctuate based upon short-term interest rates. For the short-term debt on hand on December 31, 2007, the effect of a 1% change in interest rates is approximately $108,000.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Information required by this Item is set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in this 2007 Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

BADGER METER, INC.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Badger Meter, Inc.

We have audited Badger Meter, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Badger Meter, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Badger Meter, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Badger Meter, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 21, 2008, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Milwaukee, Wisconsin
February 21, 2008

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Badger Meter, Inc.

We have audited the accompanying consolidated balance sheets of Badger Meter, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Badger Meter, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, on January 1, 2006, the Company changed its method of accounting for share-based awards and on December 31, 2006, the Company changed its method of accounting for defined benefit pension and postretirement healthcare plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Badger Meter, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Milwaukee, Wisconsin
February 21, 2008

BADGER METER, INC.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands except share and per share amounts)

ASSETS
Current assets:
Cash	$8,670	$3,002
Receivables	30,638	29,276
Inventories:
Finished goods	8,225	9,122
Work in process	10,660	10,302
Raw materials	15,209	13,866

Total inventories	34,094	33,290
Prepaid expenses and other current assets	3,450	3,179
Deferred income taxes	3,082	3,737
Assets of discontinued operations (Note 3)	—	6,875

Total current assets	79,934	79,359
Property, plant and equipment, at cost:
Land and improvements	7,177	6,337
Buildings and improvements	39,448	29,922
Machinery and equipment	79,053	76,990

	125,678	113,249
Less accumulated depreciation	(71,100)	(68,540)

Net property, plant and equipment	54,578	44,709
Intangible assets, at cost less accumulated amortization	477	636
Other assets	4,919	4,211
Deferred tax asset	3,435	3,510
Goodwill	6,958	6,958

Total assets	$150,301	$139,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$10,844	$15,093
Current portion of long-term debt	2,738	1,944
Payables	11,363	10,597
Accrued compensation and employee benefits	5,988	6,181
Warranty and after-sale costs	1,917	2,954
Income and other taxes	8,359	621
Liabilities of discontinued operations (Note 3)	—	8,321

Total current liabilities	41,209	45,711
Other long-term liabilities	627	557
Deferred income taxes	244	199
Accrued non-pension postretirement benefits	6,083	6,903
Other accrued employee benefits	7,040	8,266
Long-term debt	3,129	5,928
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common Stock, $1 par; authorized 40,000,000 shares; issued 20,902,236 shares in 2007 and 20,553,468 shares in 2006	20,902	20,553
Capital in excess of par value	24,655	19,428
Reinvested earnings	89,061	77,479
Accumulated other comprehensive loss	(9,191)	(12,041)
Less: Employee benefit and restricted stock	(682)	(744)
Treasury stock, at cost; 6,383,690 shares in 2007 and 6,399,360 shares in 2006	(32,776)	(32,856)

Total shareholders’ equity	91,969	71,819

Total liabilities and shareholders’ equity	$150,301	$139,383

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2007	2006	2005
	(In thousands except per share amounts)

Net sales	$234,816	$229,754	$203,637
Cost of sales	153,418	153,126	130,218

Gross margin	81,398	76,628	73,419
Selling, engineering and administration	50,782	47,840	46,263

Operating earnings	30,616	28,788	27,156
Interest expense	1,291	1,299	1,492

Earnings from continuing operations before income taxes	29,325	27,489	25,664
Provision for income taxes (Note 8)	10,939	10,921	9,500

Earnings from continuing operations	18,386	16,568	16,164
Loss from discontinued operations (Note 3)	(1,929)	(9,020)	(2,911)

Net earnings	$16,457	$7,548	$13,253

Earnings (loss) per share:
Basic:
from continuing operations	$1.29	$1.19	$1.20
from discontinued operations	$(0.13)	$(0.65)	$(0.22)

Total basic	$1.16	$0.54	$0.98

Diluted:
from continuing operations	$1.26	$1.15	$1.15
from discontinued operations	$(0.13)	$(0.63)	$(0.20)

Total diluted	$1.13	$0.52	$0.95

Shares used in computation of earnings (loss) per share:
Basic	14,211	13,868	13,489
Impact of dilutive securities	406	521	533

Diluted	14,617	14,389	14,022

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Operating activities:
Net earnings	$16,457	$7,548	$13,253
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	6,308	6,589	6,164
Amortization	159	418	195
Tax benefit on stock options	—	—	1,370
Deferred income taxes	(1,149)	(2,081)	(318)
Long-lived asset impairment	—	1,369	—
Gain on disposal of long-lived assets	(495)	—	—
Noncurrent employee benefits	3,167	3,116	2,758
Contributions to pension plan	—	—	(2,000)
Stock-based compensation expense	1,202	1,031	267
Changes in:
Receivables	301	1,373	(4,335)
Inventories	241	(1,531)	2,691
Prepaid expenses and other current assets	(58)	302	(343)
Current liabilities other than debt	2,142	(1,384)	(1,341)

Total adjustments	11,818	9,202	5,108

Net cash provided by operations	28,275	16,750	18,361

Investing activities:
Property, plant and equipment	(15,971)	(11,060)	(9,088)
Proceeds on disposal of long-lived assets	3,194	—	—
Other — net	(341)	(516)	(271)

Net cash used for investing activities	(13,118)	(11,576)	(9,359)

Financing activities:
Net increase (decrease) in short-term debt	(7,957)	8,971	(8,230)
Issuance of long-term debt	—	—	10,000
Repayments of long-term debt	(1,943)	(14,919)	(7,376)
Dividends paid	(4,866)	(4,327)	(3,923)
Proceeds from exercise of stock options	1,517	3,057	2,434
Tax benefit on stock options	1,997	2,935	—
Treasury stock purchases	—	—	(3,323)
Issuance of treasury stock	170	579	1,286

Net cash used for financing activities	(11,082)	(3,704)	(9,132)

Effect of foreign exchange rates on cash	(453)	(825)	1,699

Increase in cash	3,622	645	1,569

Cash — beginning of period from continuing operations	3,002	3,215	1,437
Cash — beginning of period from discontinued operations	2,046	1,188	1,397

Cash — beginning of period	5,048	4,403	2,834

Cash — end of period from continuing operations	8,670	3,002	3,215
Cash — end of period from discontinued operations	—	2,046	1,188

Cash — end of period	$8,670	$5,048	$4,403

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$4,735	$10,846	$6,919
Interest (including $282 and $232 of capitalized interest in 2007 and 2006, respectively)	$1,699	$1,609	$2,269

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Shareholders’ Equity

	Years Ended December 31,
				Accumulated	Employee
				other	benefit
		Capital in		comprehensive	and
	Common	excess of	Reinvested	income	restricted	Treasury
	stock	par value	earnings	(loss)	stock	stock	Total
	(In thousands except per share amounts)

Balance, December 31, 2004	$19,744	$8,441	$64,928	$2,024	$(1,065)	$(30,006)	$64,066

Comprehensive income:
Net earnings			13,253				13,253
Other comprehensive income (loss):
Minimum employee benefit liability (net of $13 tax effect)				1			1
Foreign currency translation				(2,024)			(2,024)

Comprehensive income							11,230
Cash dividends of $0.29 per share			(3,923)				(3,923)
Stock options exercised	336	2,098					2,434
Tax benefit on stock options and dividends		1,370					1,370
ESSOP transactions		101			150		251
Stock-based compensation	32	536			(442)		126
Treasury stock purchases						(3,323)	(3,323)
Issuance of treasury stock		774				411	1,185

Balance, December 31, 2005	20,112	13,320	74,258	1	(1,357)	(32,918)	73,416

Comprehensive income (loss):
Net earnings			7,548				7,548
Other comprehensive income (loss):
Minimum employee benefit liability (net of $6,525 tax effect)				(10,548)			(10,548)
Foreign currency translation				1,183			1,183

Comprehensive loss							(1,817)
Impact of adoption of SFAS 158 (net of $1,658 tax effect)				(2,677)			(2,677)
Cash dividends of $0.31 per share			(4,327)				(4,327)
Stock options exercised	393	2,329					2,722
Tax benefit on stock options and dividends		2,935					2,935
ESSOP transactions		158			171		329
Stock-based compensation	48	769					817
Impact of adoption of SFAS 123(R)		(442)			442		—
Issuance of treasury stock		359				62	421

Balance, December 31, 2006	20,553	19,428	77,479	(12,041)	(744)	(32,856)	71,819

Comprehensive income:
Net earnings			16,457				16,457
Other comprehensive income:
Employee benefit funded status adjustment (net of $1,731 tax effect)				2,795			2,795
Foreign currency translation				55			55

Comprehensive income							19,307
Cash dividends of $0.34 per share			(4,875)				(4,875)
Stock options exercised	329	1,796					2,125
Tax benefit on stock options and dividends		1,997					1,997
ESSOP transactions		190			62		252
Stock-based compensation	20	915					935
Issuance of treasury stock		329				80	409

Balance, December 31, 2007	$20,902	$24,655	$89,061	$(9,191)	$(682)	$(32,776)	$91,969

See accompanying notes.

BADGER METER, INC.

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Note 1	Summary of Significant Accounting Policies

Profile

The Company is a leading manufacturer and marketer of products incorporating liquid flow measurement and control technologies, developed both internally and in conjunction with other technology companies. Its products are used to measure and control the flow of liquids in a wide variety of applications. The Company’s product lines fall into two general categories, utility and industrial flow measurement. The utility category is comprised of two primary product lines — residential and commercial water meters that are used by water utilities as the basis for generating water and wastewater revenues. The market for these product lines is North America, primarily the United States, because these meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The utility flow measurement products constitute a majority of the Company’s sales.

Industrial product line sales comprise the remainder of the Company’s sales and include precision valves, electromagnetic inductive flow meters, impeller flow meters, and turbine and positive displacement industrial flow meters. Rounding out the industrial product line are automotive fluid meters for the measurement of various types of automotive fluids.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Receivables

Receivables consist primarily of trade receivables. The Company does not require collateral or other security and evaluates the collectibility of its receivables based on a number of factors. An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of the past due items and the customer’s ability and likelihood to pay, as well as applying a historical write-off ratio to the remaining balances. Changes in the Company’s allowance for doubtful accounts are as follows:

	Balance at	Provision	Write-offs	Balance
	beginning	and reserve	less	at end
	of year	adjustments	recoveries	of year
	(In thousands)

2007	$542	$439	$(445)	$536
2006	$622	$(78)	$(2)	$542
2005	$767	$35	$(180)	$622

Inventories

Inventories are valued primarily at the lower of cost or market. Cost is determined using the first-in, first-out method. Market is determined based on the net realizable value. The Company estimates and records provisions for obsolete inventories. Changes to the Company’s obsolete inventories reserve are as follows:

	Balance at	Net additions		Balance
	beginning	charged to		at end
	of year	earnings	Disposals	of year
	(In thousands)

2007	$1,327	$972	$(637)	$1,662
2006	$1,140	$802	$(615)	$1,327
2005	$1,414	$484	$(758)	$1,140

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from 5.5 to 10 years. The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense expected to be recognized is $104,000 in each of 2008 and 2009, $83,000 in 2010, $79,000 in 2011 and $69,000 in 2012. The carrying value and accumulated amortization by major class of intangible assets are as follows:

	December 31, 2007		December 31, 2006
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
	(In thousands)

Technologies	$572	$518	$572	$447
Licenses	700	342	700	269
Trademarks	150	85	150	70

Total intangibles	$1,422	$945	$1,422	$786

Goodwill

Goodwill is tested for impairment annually during the fourth fiscal quarter or more frequently if an event indicates that the goodwill might be impaired in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” No adjustments were recorded to goodwill as a result of those reviews during 2007 and 2006.

Revenue Recognition

Revenues are generally recognized upon shipment of product, which corresponds with the transfer of title. The costs of shipping are billed to the customer upon shipment and are included in cost of sales. A small portion of the Company’s sales includes shipments of products combined with services, such as meters sold with installation. The product and installation components of these multiple deliverable arrangements are considered separate units of accounting. The value of these separate units of accounting is determined based on their relative fair values determined on a stand-alone basis. Revenue is generally recognized when the last element is delivered, which corresponds with installation and acceptance by the customer. The Company also sells extended service and warranty agreements on certain products for the period subsequent to the normal warranty provided with the original product sale. Revenue is recognized over the service agreement period, which is generally one year.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Warranty and After-Sale Costs

The Company estimates and records provisions for warranties and other after-sale costs in the period in which the sale is recorded, based on a lag factor and historical warranty claim experience. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company’s warranty and after-sale costs reserve are as follows:

	Balance at	Net additions		Balance
	beginning	charged to	Costs	at end
	of year	earnings	incurred	of year
	(In thousands)

2007	$2,954	$28	$(1,065)	$1,917
2006	$3,047	$1,341	$(1,434)	$2,954
2005	$3,208	$1,116	$(1,277)	$3,047

Net warranty additions charged to earnings in 2006 include a $0.3 million specific reserve for a known industrial product warranty/recall matter. Actual claims during the recall period were less than originally estimated and therefore the remaining reserve was reversed in 2007. In addition, actual warranty claims for residential products continue to decrease due to improved industrialization of existing and new products.

Research and Development

Research and development costs are charged to expense as incurred and amounted to $5.7 million, $5.5 million and $5.3 million in 2007, 2006 and 2005, respectively.

Stock-Based Compensation Plans

At December 31, 2007, the Company had two types of stock-based employee compensation plans as described in Note 5, “Stock Compensation.”

The Company recognizes the cost of stock-based awards for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. Total stock compensation expense recognized by the Company for 2007 was $1.2 million, $1.0 million for 2006 and $0.3 million for 2005.

Prior to January 1, 2006, the Company accounted for stock compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). No stock-based employee compensation cost was recognized for stock option awards in the Consolidated Statements of Operations for the periods prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates the effects on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock option plans during the year ended December 31, 2005. These pro forma calculations only include the effects of stock-based compensation granted since January 1, 1995. The value of the options (net of forfeitures) is amortized to expense on a straight-line basis over their vesting periods.

2005
(In thousands
except per share data)

Net earnings, as reported	$13,253
Deduct: Incremental stock-based compensation determined under fair value based method for all awards since January 1, 1995, net of related tax effects	(294)

Pro forma net earnings	$12,959

Earnings per share:
Basic, as reported	$0.98
Basic, pro forma	$0.96
Diluted, as reported	$0.95
Diluted, pro forma	$0.92

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (SFAS 123(R)), using the modified-prospective-transition method. Under this transition method, compensation cost recognized in 2006 included compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company estimates the fair value of its option awards using the Black-Scholes option-pricing formula. The Company records compensation expense for stock options ratably over the stock option plans’ vesting period. Results for prior periods have not been restated.

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) at December 31 are as follows:

	2007	2006
	(In thousands)

Cumulative foreign currency translation adjustment	$1,713	$1,658
Unrecognized pension and postretirement benefit plan liabilities net of tax	(10,904)	(13,699)

Accumulated other comprehensive loss	$(9,191)	$(12,041)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Share

Basic earnings per share is computed by dividing net earnings/loss by the weighted average number of shares of Common Stock outstanding during the period. Dilutive earnings per share is computed reflecting the potential dilutive effect of share-based awards under the treasury stock method, which assumes the Company uses proceeds

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

from the exercise of share-based awards to repurchase the Company’s Common Stock at the average market price during the period. In applying the treasury stock method, the market price for the Company’s Common Stock was determined based on observable market prices and valuation techniques.

New Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 on January 1, 2007. The impact of its adoption did not have a material effect on the Company’s consolidated financial statements and notes thereto.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company is required to adopt SFAS 157 effective January 1, 2008 and is currently evaluating the impact of such adoption on its consolidated financial statements and notes thereto.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt SFAS 159 effective January 1, 2008, and is currently evaluating the impact of such adoption on its consolidated financial statements and notes thereto.

Note 2	Common Stock

A.	Rights Agreement

The Company has Common Stock, and also a Common Shares Rights Agreement, which grants certain rights to existing holders of Common Stock. Subject to certain conditions, the rights are redeemable by the Company and are exchangeable for shares of Common Stock at a favorable price. The rights have no voting power and expire on May 26, 2008.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

On February 15, 2008, the Board of Directors of the Company adopted a shareholder rights plan and declared a dividend of one common share purchase right for each outstanding share of Common Stock of the Company payable to the stockholders of record on May 26, 2008. The plan is effective as of May 27, 2008. Each right entitles the registered holder to purchase from the Company one share of Common Stock at a price of $200.00 per share, subject to adjustment. Subject to certain conditions, the rights are redeemable by the Company and are exchangeable for shares of Common Stock at a favorable price. The rights have no voting power and unless the rights are redeemed, exchanged or terminated earlier, they will expire on May 26, 2018.

B.	Stock Options

Stock options to purchase 36,200 shares of Common Stock were not included in the Company’s 2006 computation of dilutive securities because the exercise price was greater than the average stock price for that period, and accordingly their inclusion would have been anti-dilutive.

Note 3	Discontinued Operations

During 2006, the Company carefully evaluated strategic alternatives for its subsidiaries in Nancy, France, including restructuring, sale or shutdown. In the third quarter of 2006, the Company began the process under French law to obtain the approvals to close the operations. On October 16, 2006, the decision to discontinue the Company’s French operations was finalized, and the subsidiaries were completely dissolved at December 31, 2007. The total shutdown charges were $7.3 million net of income taxes, of which $5.4 million of charges, net of the income tax benefit, were recognized in 2006, and $1.9 million of charges, net of income taxes, were recognized in 2007 as assets were liquidated and liabilities satisfied.

The charges recognized in 2006, net of income taxes, included increased reserves for receivables and inventories totaling $2.0 million, recording an impairment of long-lived assets of $1.4 million, recognizing liabilities for severance costs of $1.1 million, contract termination costs of $0.4 million, and $0.5 million of shutdown costs incurred in 2006. The long-lived asset group included the intangible assets and fixed assets of the French operations. As a result of the continued operating losses, the shutdown of the French subsidiaries, and the evaluation that the carrying amount of the long-lived asset group exceeded the expected undiscounted future cash flows, an impairment charge of $1.4 million was recognized for the difference between the carrying value of the asset group and their fair value.

In 2007, charges of $1.9 million, net of income taxes, were recognized in discontinued operations as the French subsidiaries were legally dissolved. This amount was comprised of $0.9 million of shutdown and liquidation costs, the realization of the unfavorable cumulative translation adjustment previously recognized in equity of $0.3 million, and $0.7 million of income tax expense.

In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the Company’s French subsidiaries have been reported as discontinued operations for all periods presented. Revenues from the Company’s French subsidiaries for the years ended December 31, 2007, 2006 and 2005 were $1.9 million, $11.2 million and $13.0 million, respectively. Losses before income taxes for the years ended December 31, 2007, 2006 and 2005 were $1.2 million, $10.7 million and $2.9 million, respectively.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

There were no assets or liabilities of discontinued operations included in the Consolidated Balance Sheet as of December 31, 2007; however, the following amounts were included in the Consolidated Balance Sheet at December 31, 2006:

2006
(In thousands)

Assets of discontinued operations:
Cash	$2,046
Receivables	1,201
Inventories	827
Prepaid expenses and other current assets	181
Net property, plant and equipment	2,375
Intangible assets, at cost less accumulated amortization	245

Total assets of discontinued operations	$6,875

Liabilities of discontinued operations:
Short-term debt	$3,275
Payables	2,356
Accrued compensation and employee benefits	1,927
Warranty and after-sale costs	567
Income and other taxes	196

Total liabilities of discontinued operations	$8,321

Note 4	Short-term Debt and Credit Lines

Short-term debt at December 31, 2007 and 2006 consisted of:

	2007	2006
	(In thousands)

Notes payable to banks	$10,844	$8,393
Commercial paper	—	6,700

Total short-term debt	$10,844	$15,093

Included in notes payable to banks for 2007 was $7.7 million borrowed under a 7 million euro-based (U.S. dollar equivalent of $10.2 million at December 31, 2007) revolving loan facility that bears interest at 5.91% and expires in October 2008, and $3.1 million outstanding under revolving credit facilities which bear interest at 6.27%. The Company has $48.7 million of short-term credit lines with domestic and foreign banks, which includes a $25.0 million line of credit that can also support the issuance of commercial paper.

Note 5	Stock Compensation

A.	Stock Options

The Company has six stock option plans which provide for the issuance of options to key employees and directors of the Company or for which issued options are still outstanding. Each plan authorizes the issuance of options to purchase up to an aggregate of 800,000 shares of Common Stock, with vesting periods of up to ten years and maximum option terms of ten years. Stock option compensation expense recognized by the Company for the year ended December 31, 2007 was $209,000 compared to $298,000 in 2006. As of December 31, 2007, options to purchase 524,380 shares are available for grant under two of these plans.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the transactions of the Company’s stock option plans for the three-year period ended December 31, 2007:

		Weighted-average
	Number of shares	exercise price

Options outstanding —
December 31, 2004	1,616,992	$7.01
Options granted	45,200	$19.18
Options exercised	(335,476)	$7.25
Options forfeited	(36,960)	$7.89

Options outstanding —
December 31, 2005	1,289,756	$7.35
Options granted	28,200	$31.41
Options exercised	(395,564)	$6.89
Options forfeited	(5,040)	$8.59

Options outstanding —
December 31, 2006	917,352	$8.27
Options granted	23,100	$24.94
Options exercised	(328,902)	$6.46
Options forfeited	(7,680)	$23.44

Options outstanding —
December 31, 2007	603,870	$8.75

Price range $3.70 — $6.99 (weighted-average contractual life of 4.1 years)	68,150	$5.75
Price range $7.00 — $8.00 (weighted-average contractual life of 4.8 years)	315,600	$7.17
Price range $8.01 — $31.42 (weighted-average contractual life of 4.7 years)	220,120	$14.57

Exercisable options —
December 31, 2005	750,324	$7.05
December 31, 2006	606,552	$7.12
December 31, 2007	447,522	$8.01

The following assumptions were used for valuing options granted in the years ended December 31:

	2007	2006

Per share fair value of options granted during the period	$7.36	$11.62
Risk-free interest rate	4.56%	5.00%
Dividend yield	1.28%	.96%
Volatility factor	36%	34%
Weighted-average expected life (in years)	3.5	5.4

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the aggregate intrinsic value related to options exercised, outstanding and exercisable as of and for the years ended December 31:

	2007	2006
	(In thousands)

Exercised	$7,432	$8,222
Outstanding	$21,283	$17,926
Exercisable	$16,533	$12,485

As of December 31, 2007, the unrecognized compensation cost related to stock options is approximately $472,000, which will be recognized over a weighted average period of 2.5 years.

B.	Nonvested Stock

Director Stock Grant Plan:  Non-employee directors receive an annual award of $40,000 worth of shares of Common Stock under the shareholder-approved 2007 Director Stock Grant Plan. The Company records compensation expense for this plan ratably over the annual service period beginning May 1. Director stock compensation expense recognized by the Company for the year ended December 31, 2007 was $267,000 compared to $214,000 of compensation expense recognized in 2006, and $141,000 recognized in 2005. As of December 31, 2007, the unrecognized compensation cost related to the nonvested director stock award that is expected to be recognized over the remaining four months is estimated to be approximately $80,000.

Restricted Stock:  On April 29, 2005, a restricted stock plan was approved which provides for the issuance of nonvested Common Stock to certain eligible employees. The Company records compensation expense for this plan ratably over the vesting period. The plan authorizes the issuance of up to an aggregate of 100,000 shares of Common Stock, of which 31,000 shares were issued in 2005, 48,000 shares were issued in 2006 and 19,866 were issued in 2007. Nonvested stock awards have a three-year cliff vesting period contingent on employment. Nonvested stock compensation expense recognized by the Company for the year ended December 31, 2007 was $726,000 compared to $519,000 in 2006 and $126,000 in 2005.

The fair value of nonvested shares is determined based on the market price of the Company’s shares on the grant date.

		Fair value
	Shares	per share
	(In thousands except per share amounts)

Nonvested at January 1	—	$—
Granted	31,000	$36.65

Nonvested at December 31, 2005	31,000	$18.33
Granted	48,000	$31.41
Vested	(1,200)	$18.33

Nonvested at December 31, 2006	77,800	$26.40
Granted	19,866	$24.94
Forfeited	(4,800)	$—

Nonvested at December 31, 2007	92,866	$25.86

As of December 31, 2007, there was $1.1 million of unrecognized compensation cost related to nonvested restricted stock that is expected to be recognized over a weighted average period of 1.3 years.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Note 6	Commitments and Contingencies

A.	Commitments

The Company leases equipment and facilities under non-cancelable operating leases, some of which contain renewal options. Total future minimum lease payments consisted of the following at December 31, 2007:

Total leases
(In thousands)

2008	$257
2009	111
2010	44
2011	43
2012	43
Thereafter	81

Total lease obligations	$579

Total rental expense charged to operations under all operating leases was $1.5 million, $1.3 million and $1.3 million in 2007, 2006 and 2005, respectively.

The Company makes commitments in the normal course of business. At December 31, 2007, the Company had various contractual obligations, including facility construction contracts and operating leases that totaled $2.4 million, of which $2.0 million is due in 2008 and the remainder due from 2009 through 2014.

B.	Contingencies

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relative to two landfill sites where it has been named as one of many potentially responsible parties. These sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these sites as well as the substantial involvement of other named third parties in these matters. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, or with respect to off-site disposal locations used by the Company, could result in future costs to the Company and such amounts could be material. Expenditures during 2007, 2006 and 2005 for compliance with environmental control provisions and regulations were not material.

Like other companies in recent years, the Company has been named as a defendant in numerous multi-claimant/multi-defendant lawsuits alleging personal injury as a result of exposure to asbestos, manufactured by third parties, and integrated into a very limited number of the Company’s industrial products. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based in part on the fact that no claimant has demonstrated exposure to products manufactured or sold by the Company and that a number of cases have been voluntarily dismissed.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

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

As discussed in Note 1, the Company adopted SFAS 158, as it relates to recognizing the funded status of its defined benefit pension and postretirement benefit plans in its Consolidated Balance Sheets and related disclosure provisions, on December 31, 2006. Funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets. Upon adoption, the Company recorded an adjustment of $2.7 million to accumulated other comprehensive income (loss) representing the recognition of previously unrecorded pension and postretirement healthcare liabilities related to net unrecognized actuarial losses, unrecognized prior service costs and unrecognized prior service credits. These amounts will be subsequently recognized as a component of net periodic pension cost pursuant to the Company’s historical accounting policy for recognizing such amounts.

Amounts included in accumulated other comprehensive income (loss), net of tax, at December 31, 2007 that have not yet been recognized in net periodic benefit cost are as follows:

		Other
	Pension	postretirement
	plans	benefits
	(In thousands)

Prior service cost	$108	$810
Net actuarial loss	$9,344	$642

Amounts included in accumulated other comprehensive income (loss), net of tax, at December 31, 2007 expected to be recognized in net periodic benefit cost during the fiscal year ending December 31, 2008 are as follows:

		Other
	Pension	postretirement
	plans	benefits
	(In thousands)

Prior service credit	$(91)	$111
Net actuarial loss	$780	$21

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

A.	Qualified Pension Plan

The Company maintains a non-contributory defined benefit pension plan for certain employees. The following table sets forth the components of net periodic pension cost for the years ended December 31, 2007, 2006 and 2005 based on a September 30 measurement date:

	2007	2006	2005
	(In thousands)

Service cost — benefits earned during the year	$1,982	$1,937	$1,827
Interest cost on projected benefit obligations	2,518	2,380	2,501
Expected return on plan assets	(3,530)	(3,670)	(3,640)
Amortization of prior service cost	(147)	(112)	(115)
Amortization of net loss	1,127	1,273	990

Net periodic pension cost	$1,950	$1,808	$1,563

Actuarial assumptions used in the determination of the net periodic pension cost were:

	2007	2006	2005

Discount rate	5.75%	5.25%	5.25%
Expected long-term return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	5.0%	5.0%	5.0%

The following table provides a reconciliation of benefit obligations, plan assets and funded status based on a September 30 measurement date:

	2007	2006
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of plan year	$46,138	$47,277
Service cost	1,982	1,937
Interest cost	2,518	2,380
Plan amendments	—	44
Actuarial gain	(184)	(1,190)
Benefits paid	(4,258)	(4,310)

Projected benefit obligation at September 30	$46,196	$46,138

Change in plan assets:
Fair value of plan assets at beginning of plan year	$44,267	$46,227
Actual return on plan assets	5,518	2,350
Benefits paid	(4,258)	(4,310)

Fair value of plan assets at September 30	$45,527	$44,267

Funded status of the plan:
Benefit obligation in excess of plan assets	(669)	(1,871)

Accrued pension liability	$(669)	$(1,871)

Actuarial assumptions used in the determination of the benefit obligation of the above data were:

	2007	2006

Discount rate	6.25%	5.75%
Rate of compensation increase	5.0%	5.0%

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

The fair value of the pension plan assets was $44.2 million at December 31, 2007 and $46.1 million at December 31, 2006. The variation in the fair value of the assets between September and December of each year is primarily from the change in the market value of the underlying investments. Estimated future benefit payments expected to be paid in each of the next five years beginning with 2008 are $4.1 million, $4.7 million, $4.3 million, $4.7 million and $4.6 million with an aggregate of $23.5 million for the five years thereafter. The Company does not expect to contribute funds to its pension plan in 2008.

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

	2007	2006

Stocks	59%	60%
Fixed income funds	38	34
Cash and cash equivalents	3	6

Total	100%	100%

The pension plan has a separately determined accumulated benefit obligation that is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation in that it includes no assumption about future compensation levels. The accumulated benefit obligation was $45.8 million and $45.5 million at September 30, 2007 and 2006, respectively.

B.	Supplemental Non-qualified Unfunded Pensions

The Company also maintains supplemental non-qualified unfunded pension plans for certain officers and other key employees. Pension expense for these plans was $334,000, $372,000 and $412,000 for years ended 2007, 2006 and 2005, respectively, and the amount accrued was $1.8 million and $1.9 million as of December 31, 2007 and 2006, respectively. Amounts were determined based on similar assumptions as the Qualified Pension Plan as of the September 30 measurement dates.

C.	Other Postretirement Benefits

The Company has certain postretirement plans that provide medical benefits for certain retirees and eligible dependents. The following table sets forth the components of net periodic postretirement benefit cost for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)

Service cost, benefits attributed for service of active employees for the period	$173	$224	$183
Interest cost on the accumulated postretirement benefit obligation	401	422	437
Amortization of prior service cost (credit)	2	(36)	(173)
Recognized net actuarial loss	105	155	181

Net periodic postretirement benefit cost	$681	$765	$628

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

The discount rate used to measure the net periodic postretirement benefit cost was 5.75% for 2007, 5.25% for 2006 and 6.0% for 2005. It is the Company’s policy to fund health care benefits on a cash basis. Because the plans are unfunded, there are no plan assets. The following table provides a reconciliation of the projected benefit obligation at the Company’s December 31 measurement date.

	2007	2006
	(In thousands)

Benefit obligation at beginning of year	$7,659	$9,744
Service cost	173	224
Interest cost	401	422
Amendments	24	(241)
Actuarial gain	(1,175)	(1,819)
Plan participants contributions	453	401
Benefits paid	(860)	(1,072)

Benefit obligation and funded status at end of year	$6,675	$7,659

Amounts recognized in the Consolidated Balance Sheets at December 31:
Accrued compensation and employee benefits	$592	$756
Accrued non-pension postretirement benefits	6,083	6,903

Amounts recognized at December 31	$6,675	$7,659

The discount rate used to measure the accumulated postretirement benefit obligation was 6.35% for 2007 and 5.75% for 2006. Because the plan requires the Company to establish fixed Company contribution amounts for retiree health care benefits, future health care cost trends do not generally impact the Company’s accruals or provisions.

Estimated future benefit payments of postretirement benefits, assuming increased cost sharing, expected to be paid in each of the next five years beginning with 2008 are $0.6 million in each with an aggregate of $2.9 million for the five years thereafter. These amounts can vary significantly from year to year because the cost sharing estimates can vary from actual expenses as the Company is self-insured.

D.	Badger Meter Employee Savings and Stock Ownership Plan

The Badger Meter Employee Savings and Stock Ownership Plan (the “ESSOP”) has used proceeds from loans, guaranteed by the Company, to purchase Common Stock of the Company from shares held in treasury. The Company is obligated to contribute sufficient cash to the ESSOP to enable it to repay the loan principal and interest. The principal amount of the loan was $682,000 as of December 31, 2007 and $744,000 as of December 31, 2006. This principal amount has been recorded as short-term debt and a like amount of unearned compensation has been recorded as a reduction of shareholders’ equity in the accompanying Consolidated Balance Sheets.

The Company made principal payments of $62,000, $171,000 and $150,000 in 2007, 2006 and 2005, respectively. The associated commitments released shares of Common Stock in 2007 for the 2006 obligation (17,145 in 2007 for the 2006 obligation, 23,342 in 2006 for the 2005 obligation, and 29,176 in 2005 for the 2004 obligation) for allocation to participants in the ESSOP. The ESSOP held unreleased shares of 137,493, 154,638 and 177,980 as of December 31, 2007, 2006 and 2005, respectively, with a fair value of $6.2 million, $4.3 million and $3.5 million as of December 31, 2007, 2006 and 2005, respectively. Unreleased shares are not considered outstanding for purposes of computing earnings per share.

The ESSOP includes a voluntary 401(k) savings plan that allows certain employees to defer up to 20% of their income on a pretax basis subject to limits on maximum amounts. The Company matches 25% of each employee’s

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

contribution, with the match percentage applying to a maximum of 7% of the employee’s salary. The match is paid using Company stock released through the ESSOP loan payments. For ESSOP shares purchased prior to 1993, compensation expense is recognized based on the original purchase price of the shares released and dividends on unreleased shares are charged to retained earnings. For shares purchased after 1992, expense is based on the market value of the shares on the date released and dividends on unreleased shares are accounted for as additional interest expense. At December 31, 2007, the Company intends to use proceeds of $23,000 from the ESSOP to reduce the existing loan in 2008. This commitment releases shares to satisfy the 401(k) match for 2007. Compensation expense of $190,000, $209,000 and $221,000 was recognized for the match for 2007, 2006 and 2005, respectively.

Note 8	Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

Details of earnings from continuing operations before income taxes and the related provision for income taxes are as follows:

	2007	2006	2005
	(In thousands)

Domestic	$28,040	$26,804	$24,263
Foreign	1,285	685	1,401

Total	$29,325	$27,489	$25,664

Income tax expense is included in the accompanying Consolidated Statements of Operations as follows:

	2007	2006	2005
	(In thousands)

Income tax expense:
Continuing operations	$10,939	$10,921	$9,500
Discontinued operations	661	(1,655)	45

Total	$11,600	$9,266	$9,545

Provision for income taxes from continuing operations:

	2007	2006	2005
	(In thousands)

Current:
Federal	$10,065	$10,885	$8,100
State	1,747	1,709	1,397
Foreign	429	256	281
Deferred:
Federal	(1,209)	(1,682)	(199)
State	(182)	(302)	(194)
Foreign	89	55	115

Total	$10,939	$10,921	$9,500

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

The provision for income tax differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate in each year due to the following items:

	2007	2006	2005
	(In thousands)

Provision at statutory rate	$10,263	$9,622	$8,982
State income taxes, net of federal tax benefit	1,017	1,067	782
Foreign income taxes	68	71	(49)
Domestic production activities deduction	(355)	—	—
Other	(54)	161	(215)

Actual provision	$10,939	$10,921	$9,500

The components of the net deferred taxes as of December 31 were as follows (in thousands):

	2007	2006

Deferred tax assets:
Reserve for receivables	$196	$192
Reserve for inventories	1,065	947
Accrued compensation	814	944
Payables	733	1,137
Non-pension postretirement benefits	2,553	2,930
Accrued pension benefits	256	715
Accrued employee benefits	2,968	2,728
Net operating loss and tax credit carryforwards	147	232
Other	620	478

Total deferred tax assets	9,352	10,303

Deferred tax liabilities:
Depreciation	3,079	3,255

Total deferred tax liabilities	3,079	3,255

Net deferred tax assets	$6,273	$7,048

At December 31, 2007, the Company had foreign net operating loss carryforwards at certain European subsidiaries totaling $0.4 million. The German carryforward has an unlimited carryforward period, however, the net operating loss may only offset up to $1.0 million euros of taxable income each year. The Slovakian carryforward has a five-year carryforward period and will begin to expire in 2010.

No provision for federal income taxes was made on the earnings of foreign subsidiaries that are considered permanently invested or that would be offset by foreign tax credits upon distribution. Such undistributed earnings at December 31, 2007 were $3.6 million.

At December 31, 2006, the Company recorded its net federal income tax position (refundable income tax net of related reserves for unrecognized tax benefits) as a receivable. In 2007, the Company received payment of the refundable tax amounts and reclassified the reserve for unrecognized tax benefits to the income and other taxes liability in the Consolidated Balance Sheet. As discussed in Note 1, the Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

operations or cash flows. Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

Balance at January 1, 2007	$6,515
Additions based on tax positions related to the current year	184
Additions based on tax positions related to prior years	1,162
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(21)

Balance at December 31, 2007	$7,840

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits during the fiscal year ending December 31, 2008. However, the Company is under regular audit by tax authorities. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2003. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest was $0.6 million at December 31, 2007 and there are no penalties accrued. The total amount of interest expense recognized during 2007 in the Company’s Consolidated Statements of Operations was $0.5 million.

The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Note 9	Long Term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

	2007	2006
	(In thousands)

ESSOP debt (Note 7 D)	$682	$744
Term loans	5,185	7,128

Total debt	5,867	7,872
Less: current maturities	(2,738)	(1,944)

Long-term debt	$3,129	$5,928

Interest on the ESSOP debt may be charged at either prime rate or at LIBOR plus 1.5%. As of December 31, 2007, the LIBOR-based loan had an interest rate of 6.84%. The terms of the loan allow variable payments of principal with the final principal and interest payment due April 30, 2008, at which time it is expected to be renewed. The interest expense on the ESSOP debt was $19,000, $20,000 and $21,000, which was net of dividends on unallocated ESSOP shares of $28,000, $28,000 and $30,000 for 2007, 2006 and 2005, respectively.

In May 2005, the Company obtained a long-term, unsecured loan to replace existing short-term debt. The Company secured a $10 million, five-year term loan that bears interest at 5.59% with remaining annual principal payments for the subsequent three years of $2.1 million, $2.2 million and $0.9 million.

Cash, receivables and payables are reflected in the financial statements at fair value. Short-term debt is comprised of notes payable drawn against the Company’s lines of credit and commercial paper. Because of the short-term nature of these instruments, the carrying value approximates the fair value. The $7.7 million of short-

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

term debt outstanding under the euro-based revolving loan facility was renewed at December 31, 2007 at current interest rates and therefore carrying value approximates fair market value. The five-year term loan with $5.2 million outstanding has an estimated fair value of $5.2 million at December 31, 2007, based on quoted market rates.

Prior to December 31, 2007, the Company guaranteed the debt of the Badger Meter Officers’ Voting Trust (“BMOVT”), from which the BMOVT obtained loans from a bank on behalf of the officers of the Company in order to purchase shares of the Company’s Common Stock. The officers’ loan amounts were secured by the Company’s shares that were purchased with the loan proceeds. The entire outstanding loan balance was repaid at December 31, 2007 and the BMOVT was dissolved.

Note 10	Industry Segment and Geographic Areas

The Company is a manufacturer and a marketer of products incorporating liquid flow measurement and control technologies, which comprise one reportable segment. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes, customers and methods of distribution.

Information regarding revenues from continuing operations by geographic area is as follows:

	2007	2006	2005
	(In thousands)

Revenues:
United States	$207,545	$208,579	$185,015
Foreign:
Europe	$11,404	$9,979	$8,196
Mexico	$6,254	$4,055	$4,220
Other	$9,613	$7,141	$6,206

Information regarding assets related to continuing operations by geographic area is as follows:

	2007	2006
	(In thousands)

Long-lived assets (all non-current assets except deferred tax asset):
United States	$42,299	$42,131
Foreign:
Europe	$10,267	$7,827
Mexico	$14,366	$6,556
Total assets:
United States	$113,068	$106,003
Foreign:
Europe	$19,208	$17,509
Mexico	$18,025	$8,996

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Note 11	Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)

2007
Net sales	$52,663	$62,173	$62,782	$57,198
Gross margin	$16,255	$22,534	$22,668	$19,941
Earnings from continuing operations	$2,469	$5,720	$6,016	$4,181
Earnings (loss) from discontinued operations	$103	$(252)	$(265)	$(1,515)
Net earnings	$2,572	$5,468	$5,751	$2,666
Earnings (loss) per share:
Basic:
Continuing operations	$0.17	$0.40	$0.42	$0.29
Discontinued operations	$0.01	$(0.01)	$(0.02)	$(0.10)
Total basic	$0.18	$0.39	$0.40	$0.19
Diluted:
Continuing operations	$0.17	$0.39	$0.41	$0.28
Discontinued operations	$0.01	$(0.01)	$(0.02)	$(0.10)
Total diluted	$0.18	$0.38	$0.39	$0.18
Dividends declared	$0.08	$0.08	$0.09	$0.09
Stock price:
High	$31.91	$29.50	$36.74	$46.43
Low	$25.06	$23.00	$27.87	$31.91
Quarter-end close	$26.55	$28.26	$32.05	$44.95

2006
Net sales	$58,000	$58,841	$60,208	$52,705
Gross margin	$21,048	$20,568	$17,889	$17,123
Earnings from continuing operations	$5,232	$5,058	$3,945	$2,333
Loss from discontinued operations	$(1,001)	$(1,009)	$(4,464)	$(2,546)
Net earnings (loss)	$4,231	$4,049	$(519)	$(213)
Earnings (loss) per share:
Basic:
Continuing operations	$0.38	$0.36	$0.28	$0.17
Discontinued operations	$(0.07)	$(0.07)	$(0.32)	$(0.19)
Total basic	$0.31	$0.29	$(0.04)	$(0.02)
Diluted:
Continuing operations	$0.37	$0.35	$0.28	$0.16
Discontinued operations	$(0.07)	$(0.07)	$(0.32)	$(0.17)
Total diluted	$0.30	$0.28	$(0.04)	$(0.01)
Dividends declared	$0.075	$0.075	$0.080	$0.080
Stock price:
High	$29.93	$33.20	$27.45	$29.50
Low	$19.51	$21.60	$20.55	$21.00
Quarter-end close	$28.49	$27.00	$25.19	$27.70

An adjustment relating specifically to the provision for income taxes for discontinued French operations was recorded in the fourth quarter of 2007. This adjustment resulted in lower fourth quarter earnings from discontinued

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

operations of approximately $0.8 million, or $0.06 per diluted share, and was deemed to be immaterial with respect to the impact on prior quarters.

An adjustment relating to revenue recognition for service agreements was recorded in the fourth quarter of 2006. This adjustment resulted in lower fourth quarter diluted net earnings per share from continuing operations of approximately $0.03 and was deemed to be immaterial with respect to the impact on prior quarters.

The Company’s Common Stock is listed on the American Stock Exchange under the symbol BMI. Earnings per share is computed independently for each quarter. As such, the annual per share amount may not equal the sum of the quarterly amounts due to rounding. The Company currently anticipates continuing to pay cash dividends. Shareholders of record as of December 31, 2007 and 2006 totaled 631 and 632, respectively, for Common Stock. Voting trusts and street name shareholders are counted as single shareholders for this purpose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2007. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective in accumulating and timely alerting them to information relating to the Company, including its consolidated subsidiaries, as appropriate to allow timely decisions regarding required disclosure to be included in its periodic SEC filings, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A. is contained in Item 8 of this 2007 Annual Report on Form 10-K under the heading “Management’s Annual Report on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The attestation report required under this Item 9A. is contained in Item 8 of this 2007 Annual Report of Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to directors is included under the headings “Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2008, and is incorporated herein by reference.

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

Information required by this Item is included under the headings “Executive Compensation” and “Corporate Governance Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2008, and is incorporated herein by reference; provided, however, that the information under the subsection “Executive Compensation — Corporate Governance Committee Report” is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to be the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent it is specifically incorporate it by reference into such a filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is included under the headings “Stock Ownership of Beneficial Owners Holding More than Five Percent,” “Stock Ownership of Management” and “2008 Director Stock Grant Plan Proposal — Equity Compensation Plan Information” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2008, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is included under the headings “Related Person Transactions” and “Nomination and Election of Directors — Independence Committees, Meetings and Attendance” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2008, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included under the heading “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2008, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1. Financial Statements.  See the financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2007 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Shareholders’ Equity.”

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

BADGER METER, INC.

By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President — Finance, Chief Financial
Officer and Treasurer

By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President — Controller

Dated: February 28, 2008

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Richard A. Meeusen	/s/ Ulice Payne, Jr.
Richard A. Meeusen Chairman, President and Chief Executive Officer, and Director February 28, 2008	Ulice Payne, Jr. Director February 28, 2008
/s/ Ronald H. Dix	/s/ Andrew J. Policano
Ronald H. Dix Director February 28, 2008	Andrew J. Policano Director February 28, 2008
/s/ Thomas J. Fischer	/s/ Steven J. Smith
Thomas J. Fischer Director February 28, 2008	Steven J. Smith Director February 28, 2008
/s/ Kenneth P. Manning	/s/ John J. Stollenwerk
Kenneth P. Manning Director February 28, 2008	John J. Stollenwerk Director February 28, 2008

EXHIBIT INDEX

Exhibit No.		Exhibit Description

(3.0)		Restated Articles of Incorporation effective September 30, 1999.
[Incorporated by reference from Exhibit (3.0) (i) to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999].
(3.1)		Restated By-Laws as amended February 14, 2003.
[Incorporated by reference from Exhibit (3.1) to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002].
(4.0)		Loan Agreement dated November 1, 2007 between the Registrant and the M&I Marshall & Ilsley Bank relating to the Registrant’s revolving credit loan.
(4.1)		Loan Agreement between Bank One, N.A. and the Badger Meter Employee Savings and Stock Ownership Plan and Trust, dated June 20, 2003.
[Incorporated by reference from Exhibit (4) to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003].
(4.2)		Rights Agreement, dated May 26, 1998, between the Registrant and Firstar Trust Company. [Incorporated by reference to Exhibit (4.1) to the Registrant’s Registration Statement on Form 8-A (Commission File No. 1-6706)].
(4.3)		Rights Agreement, dated February 15, 2008, between the Registrant and American Stock Transfer & Trust Company.
[Incorporated by reference to Exhibit (4.1) to the Registrant’s Current Report on Form 8-K, dated February 22, 2008 (Commission File No. 1-6706)].
(4.4)		Agreement of Substitution and Amendment of Common Shares Rights Agreement, dated August 16, 2002, between the Registrant and American Stock Transfer and Trust Company.
[Incorporated by reference to Exhibit (4.2) to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-102057)].
(4.5)		Loan Agreement dated November 1, 2007 between the Registrant and the M&I Marshall & Ilsley Bank relating to the Registrant’s euro note.
(4.6)		Note Modification Agreement and Amendment to Loan Agreement dated June 20, 2003 between Bank One, N.A. and the Badger Meter Employee Savings and Stock Ownership Plan and Trust, dated June 17, 2004.
[Incorporated by reference from Exhibit (4.6) to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2004].
(4.7)		Note Modification Agreement and Amendment to Loan Agreement dated June 20, 2003 between JPMorgan Chase Bank, N.A. and the Badger Meter Employee Savings and Stock Ownership Plan and Trust, dated April 18, 2005.
[Incorporated by reference from Exhibit (4.1) to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005].
(4.8)		Loan Agreement dated May 20, 2005 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter, Inc.’s business note.
[Incorporated by reference from Exhibit (4.2) to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005].
(10	.1)*	Badger Meter, Inc. 1989 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 33-27650)].
(10	.2)*	Badger Meter, Inc. 1993 Stock Option Plan.
[Incorporated by reference from Exhibit (4.3) to the Registrant’s Form S-8 Registration Statement (Registration No. 33-65618)].
(10	.3)*	Badger Meter, Inc. 1995 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 33-62239)].

Exhibit No.		Exhibit Description

(10	.4)*	Badger Meter, Inc. 1997 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 333-28617)].
(10	.5)*	Badger Meter, Inc. Deferred Compensation Plan.
[Incorporated by reference from Exhibit (10.5) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993].
(10.6)		Badger Meter, Inc. Employee Savings and Stock Ownership Plan.
[Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 33-62241)].
(10	.7)*	Long-Term Incentive Plan.
[Incorporated by reference from Exhibit (10.6) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995].
(10	.8)*	Badger Meter, Inc. Supplemental Non-Qualified Unfunded Pension Plan.
[Incorporated by reference from Exhibit (10.7) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995].
(10	.9)*	Forms of the Key Executive Employment and Severance Agreements between Badger Meter, Inc. and the applicable executive officers.
[Incorporated by reference from Exhibit (10.0) to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999].
(10	.10)*	Form of amendment to the Key Executive Employment and Severance Agreements between Badger Meter, Inc. and the applicable executive officers.
[Incorporated by reference to Exhibit (4.1) to the Registrant’s Current Report on Form 8-K, dated February 22, 2008 (Commission File No. 1-6706)].
(10	.11)*	Badger Meter, Inc. 1999 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement (Registration No. 333-73228)].
(10	.12)*	Badger Meter, Inc. Amendment to Deferred Compensation Plan.
[Incorporated by reference from Exhibit (10.11) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000].
(10	.13)*	Badger Meter, Inc. 2003 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to the Registrant’s Form S-8 Registration Statement/ (Registration No. 333-107850)].
(10	.14)*	Badger Meter, Inc. 2005 Restricted Stock Plan.
[Incorporated by reference to Appendix A to the Registrant’s Proxy statement for the Annual Meeting of Shareholders on April 29, 2005].
(10	.15)*	Form of Restricted Stock Award Agreement under Badger Meter, Inc. 2005 Restricted Stock Plan.
[Incorporated by reference from the Registrant’s Report on Form 8-K dated May 5, 2005].
(10	.16)*	Badger Meter, Inc. Executive Supplemental Plan for Key Employees, dated January 1, 2005.
[Incorporated by reference from the Registrant’s Report on Form 8-K dated November 11, 2005].
(10	.17)*	2007 Director Stock Grant Plan.
[Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007].
(21.0)		Subsidiaries of the Registrant.
(23.0)		Consent of Ernst & Young LLP.
(31.1)		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Description

(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.0)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.0)	Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2008. To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12, 13 and 14 of this Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report.

*	A management contract or compensatory plan or arrangement.