Form 10-Q
period 2008-03-31
BADGER METER INC
filed 2008-04-23
CIK 9092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2008
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     As of April 14, 2008, there were 14,581,773 shares of Common Stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for Period Ended March 31, 2008

Special Note Regarding Forward Looking Statements
     Certain statements contained in this Form 10-Q, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties that include, among other things:
•	the continued shift in the Company’s business from lower cost, manual read meters toward more expensive, value-added automatic meter reading (AMR) systems and advanced metering infrastructure (AMI) systems;

•	the success or failure of newer Company products, including the Orion® radio frequency AMR system, the Galaxy® fixed network AMI system and the low profile Recordall® Model LP disc series meter;

•	changes in competitive pricing and bids in both the domestic and foreign marketplaces, and particularly in continued intense price competition on government bid contracts for lower cost, manual read meters;

•	the actions (or lack thereof) of the Company’s competitors;

•	changes in the Company’s relationships with its alliance partners, primarily its alliance partners that provide AMR/AMI connectivity solutions, and particularly those that sell products that do or may compete with the Company’s products;

•	changes in the general health of the United States and foreign economies, including, to some extent, housing starts in the United States and overall industrial activity;

•	increases in the cost and/or availability of needed raw materials and parts, including recent increases in the cost of brass castings as a result of increases in commodity prices, particularly for copper and scrap metal, at the supplier level and plastic resin as a result of increases in petroleum and natural gas prices;

•	the Company’s expanded role as a prime contractor for providing complete AMR/AMI systems to governmental entities, which brings with it added risks, including but not limited to, Company responsibility for subcontractor performance; additional costs and expenses if the Company and its subcontractors fail to meet the agreed-upon timetable with the governmental entity; and the Company’s expanded warranty and performance obligations;

•	changes in foreign economic conditions, particularly currency fluctuations between the United States dollar and the euro;

•	the loss of certain single-source suppliers; and

•	changes in laws and regulations, particularly laws dealing with the use of lead (which can be used in the manufacture of certain meters incorporating brass housings) and the U.S. Federal Communications Commission rules affecting the use and/or licensing of radio frequencies necessary for AMR/AMI products.
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

Part I — Financial Information
Item 1 Financial Statements
BADGER METER, INC.
Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$6,286	$8,670
Receivables	33,823	30,638
Inventories:
Finished goods	8,871	8,225
Work in process	12,604	10,660
Raw materials	16,941	15,209

Total inventories	38,416	34,094
Prepaid expenses and other current assets	4,648	3,450
Deferred income taxes	3,089	3,082

Total current assets	86,262	79,934

Property, plant and equipment, at cost	128,746	125,678
Less accumulated depreciation	(72,719)	(71,100)

Net property, plant and equipment	56,027	54,578

Intangible assets, at cost less accumulated amortization	450	477
Other assets	5,079	4,919
Deferred income taxes	3,435	3,435
Goodwill	6,958	6,958

Total assets	$158,211	$150,301

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$7,838	$10,844
Current portion of long-term debt	2,745	2,738
Payables	13,415	11,363
Accrued compensation and employee benefits	6,287	5,988
Warranty and after-sale costs	1,956	1,917
Income and other taxes	11,579	8,359

Total current liabilities	43,820	41,209

Other long-term liabilities	601	627
Deferred income taxes	272	244
Accrued non-pension postretirement benefits	6,191	6,083
Other accrued employee benefits	6,552	7,040
Long-term debt	2,596	3,129
Commitments and contingencies Shareholders’ equity:
Common stock	20,970	20,902
Capital in excess of par value	25,396	24,655
Reinvested earnings	93,778	89,061
Accumulated other comprehensive loss	(8,536)	(9,191)
Less: Employee benefit stock	(658)	(682)
Treasury stock, at cost	(32,771)	(32,776)

Total shareholders’ equity	98,179	91,969

Total liabilities and shareholders’ equity	$158,211	$150,301

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Operations

	Three Months Ended
	March 31,
	(Unaudited)
	2008	2007
	(In thousands except share and per
	share amounts)

Net sales	$68,420	$52,663

Cost of sales	43,896	36,408

Gross margin	24,524	16,255

Selling, engineering and administration	14,655	11,985

Operating earnings	9,869	4,270

Interest expense	252	352

Earnings from continuing operations before income taxes	9,617	3,918

Provision for income taxes	3,597	1,449

Earnings from continuing operations	6,020	2,469

Earnings from discontinued operations	—	103

Net earnings	$6,020	$2,572

Earnings per share amounts:

Basic:
from continuing operations	$0.42	$0.17
from discontinued operations	$—	$0.01

Total basic	$0.42	$0.18

Diluted:
from continuing operations	$0.41	$0.17
from discontinued operations	$—	$0.01

Total diluted	$0.41	$0.18

Dividends declared — Common stock	$0.09	$0.08

Shares used in computation of earnings per share:
Basic	14,394,862	14,057,135
Impact of diluted securities	355,374	482,951

Diluted	14,750,236	14,540,086

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Cash Flows

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands)
	2008	2007
Operating activities:
Net earnings	$6,020	$2,572
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	1,770	1,722
Amortization	27	41
Deferred income taxes	13	(20)
Noncurrent employee benefits	861	822
Stock-based compensation expense	305	211
Changes in:
Receivables	(2,919)	(2,505)
Inventories	(4,153)	(83)
Prepaid expenses and other current assets	(1,174)	(760)
Current liabilities other than debt	3,783	5,374

Total adjustments	(1,487)	4,802

Net cash provided by operations	4,533	7,374

Investing activities:
Property, plant and equipment	(2,781)	(3,691)
Other — net	(140)	(30)

Net cash used for investing activities	(2,921)	(3,721)

Financing activities:
Net decrease in short-term debt	(3,221)	(4,346)
Repayments of long-term debt	(526)	(537)
Dividends paid	(1,303)	(1,132)
Proceeds from exercise of stock options	531	397
Tax benefit on stock options	810	532
Issuance of treasury stock	37	40

Net cash used for financing activities	(3,672)	(5,046)

Effect of foreign exchange rates on cash	(324)	(41)

Decrease in cash	(2,384)	(1,434)

Cash — beginning of period from continuing operations	8,670	3,001
Cash — beginning of period from discontinued operations	—	2,047

Cash — beginning of period	8,670	5,048

Cash — end of period from continuing operations	6,286	1,778
Cash — end of period from discontinued operations	—	1,836

Cash — end of period	$6,286	$3,614

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
Note 1 Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at March 31, 2008, results of operations for the three-month periods ended March 31, 2008 and 2007, and cash flows for the three-month periods ended March 31, 2008 and 2007. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Note 2 Additional Balance Sheet Information
     The consolidated condensed balance sheet at December 31, 2007 was derived from amounts included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Refer to the footnotes to the financial statements included in that report for a description of the Company’s accounting policies and for additional details of the Company’s financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.
     Warranty and After-Sale Costs
     The Company estimates and records provisions for warranties and other after-sale costs in the period in which the sale is recorded, based on a lag factor and historical warranty claim experience. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company’s warranty and after-sale costs reserve for the three-month periods ended March 31, 2008 and 2007 are as follows:

	Balance at	Net additions		Balance
	beginning	charged to	Costs	at
(In thousands)	of year	earnings	incurred	March 31

2008	$1,917	$319	$(280)	$1,956
2007	$2,954	$77	$(263)	$2,768
Note 3 Employee Benefit Plans
     The Company maintains a non-contributory defined benefit pension plan for its domestic employees and a non-contributory postretirement plan that provides medical benefits for certain domestic retirees and eligible dependents. The following table sets forth the components of net periodic benefit cost for the three months ended March 31, 2008 and 2007 based on a September 30 measurement date:

			Other
			postretirement
	Pension benefits		benefits

(In thousands)	2008	2007	2008	2007
Service cost	$493	$496	$37	$49
Interest cost	686	629	101	105
Expected return on plan assets	(864)	(883)	—	—
Amortization of prior service cost (credit)	(36)	(37)	45	—
Amortization of net loss	290	282	8	28

Net periodic benefit cost	$569	$487	$191	$182

     The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it did not expect to contribute funds to its pension plan in 2008. While the Company believes that it will not be required to make any such contributions in 2008, such belief is based upon the estimated return on plan assets as of the annual measurement date of September 30.
     The Company disclosed in its financial statements for the year ended December 31, 2007 that it estimated it would pay $0.6 million in other postretirement benefits in 2008 based on actuarial estimates. As of March 31, 2008, $29,000 of such benefits were paid. While the Company continues to believe that its estimated payments for the full year are reasonable, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retiree’s portion of certain costs. Note that the amount of benefits paid in calendar year 2008 will not impact the expense for postretirement benefits for the current year.
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). On December 31, 2006, the Company adopted the required provisions of SFAS 158 by recognizing the funded status of its defined benefit pension and postretirement benefit plans in the statement of financial position. Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position and provide additional disclosures. As permitted by the statement, the Company will adopt the measurement date provisions of SFAS 158 for the 2008 financial statements. The Company’s pension plans previously used a September 30 measurement date. As a result of the adoption of the measurement date provisions of SFAS No. 158, during the fourth quarter of 2008, the Company will recognize a $0.4 million, net of tax, reduction to the 2008 beginning of the year reinvested earnings. There will be no effect on the Company’s results of operations or cash flows.
Note 4 Guarantees
     The Company guarantees the outstanding debt of the Badger Meter Employee Savings and Stock Ownership Plan (“ESSOP”) that is recorded in the current portion of long-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders’ equity. The loan amount is collateralized by shares of the Company’s Common Stock. A payment of $23,000 was made in the first quarter of 2008 that reduced the debt and the corresponding employee benefit stock balance included in shareholders’ equity.
Note 5 Comprehensive Income (Loss)
     Comprehensive income for the three-month periods ended March 31, 2008 and 2007 was $6.7 million and $2.7 million, respectively.
     Components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
(In thousands)	2008	2007

Cumulative foreign currency translation adjustment	$2,161	$1,713
Unrecognized pension and postretirement benefit plan liabilities	(10,697)	(10,904)

Accumulated other comprehensive loss	$(8,536)	$(9,191)

Note 6 Discontinued French Operations
     During 2006, the Company carefully evaluated strategic alternatives for its subsidiaries in Nancy, France, including restructuring, sale or shutdown. In the third quarter of 2006, the Company began the process under French law to obtain the approvals to close the operations. On October 16, 2006, the decision to discontinue the Company’s French operations was finalized, and the subsidiaries were completely dissolved at December 31, 2007. Information about the Company’s discontinued French operations is included in the Notes to Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K under the heading “Note 3 Discontinued Operations.”
     For the three-month period ended March 31, 2007, net sales from the French operations were $1.8 million and net earnings were $0.1 million.

Note 7 Subsequent Events
     In April 2008, the Company acquired the AMI technology used in its Galaxy® fixed network system from Miltel Communications Ltd. for a purchase price of approximately $25.7 million. The technology agreement included the acquisition of the core technology, the exclusive right to manufacture the Galaxy® system and distribute it in certain water and gas utility markets, and a non-compete clause. The purchase price will be recorded in the second quarter of 2008 as intangible assets that will be amortized over estimated lives of 20 and 10 years for the core technology and non-compete arrangement, respectively. This acquisition was initially funded from commercial paper drawn on the Company’s short-term line of credit, which was amended in April 2008 to increase availability to accommodate this purchase.
Note 8 Contingencies, Litigation and Commitments
     In the normal course of business, the Company is named in legal proceedings from time to time. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are as discussed below.
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
     The Company reevaluates its risks on a periodic basis and makes adjustments to reserves as appropriate.
Note 9 Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008 and had no impact on its consolidated financial statements and notes thereto.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for the Company on January 1, 2008 and had no impact on its consolidated financial statements and notes thereto.
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
     Residential and commercial water meters have generally been classified as either manual read meters or remote read meters via radio technology. A meter that is manually read consists of the water meter and a register displaying the meter reading. Remotely read meters equipped with radio technology convert the mechanical measurement to a digital format which is then transmitted via radio frequency to a receiver that collects and formats the data appropriately for the utility’s billing computer. Drive-by systems are referred to as automatic meter reading (AMR) systems and have been the primary technology deployed by water utilities over the past decade, providing cost effective and accurate billing data. In a drive-by AMR system, a vehicle equipped for meter reading purposes collects meter reading data.
     Of growing interest to water utilities are fixed network advanced metering infrastructure (AMI) systems. These systems do not rely on a drive-by data collector, but rather incorporate a network of data collectors that are always active or listening to the radio transmission from the utility’s meters. Not only do fixed network systems eliminate the need for meter readers, but they have the ability to provide the utility with more frequent and diverse data at specified intervals. The Company’s response to these market requirements is detailed further in the Business Trends section below.
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
     Utility meter sales, including sales of AMR and AMI products within this category, are generally derived from the water meter replacement requirements of customers, along with their plans for adoption and deployment of new technology. To a much lesser extent, housing starts also contribute to the base of new product sales. Over the last decade there has been a growing trend in the conversion to AMR/AMI from manually read water meters. This conversion rate is accelerating and contributing to an increased base of business available to meter and AMR/AMI producers. It is currently estimated that approximately 25-30% of water meters installed in the United States have been converted to AMR/AMI systems. Badger Meter’s strategy is to solve customers’ metering needs with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.

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
     Although there is growing interest in fixed network communication by water utilities, the vast majority of utilities currently installing AMR/AMI are selecting drive-by AMR technologies for their applications. The Company’s Orion® technology has experienced rapid acceptance in the United States. By the end of 2007, more than 1,000 water utilities had selected Orion® as their AMR solution of choice. There are approximately 53,000 water utilities in the United States and the Company estimates that less than 30% of their services have been converted to an AMR technology. It is anticipated that even with growing interest in fixed network AMI, drive-by AMR will continue to be the primary product of choice by water utilities for a number of years. Drive-by AMR technology is simply the lowest cost form of AMR currently available to water utilities.
     Prior to the Company’s introduction of its own proprietary Orion® products, Itron® water utility-related products were a significant contributor to the Company’s results. Itron® products are sold under an agreement between the Company and Itron, Inc. that expires in early 2009 and the Company is currently discussing with Itron an extension of the agreement. The Company’s Orion® products directly compete with Itron® water AMR products and, in recent years, many of the Company’s customers have selected Orion® products. In 2007, Orion® sales increased 24.8% compared to 2006 while Itron® licensed product sales decreased 21.7% compared to 2006. For the first three months of 2008, Orion® sales were 2.8 times greater than those of Itron® sales. The Company expects this trend to continue, although it also believes that Itron® licensed products will remain a significant component of utility sales. To date decreases in sales of Itron® licensed products have been offset by increases in sales of Orion® products, which produce a higher gross margin than Itron® licensed products. As a result, the Company does not expect this trend to have a material negative impact on the Company’s financial position or results of operations.
Results of Operations — Three Months Ended March 31, 2008
     Net sales for the three months ended March 31, 2008 increased nearly $15.8 million, or 29.9%, to $68.4 from $52.7 million in the first three months of 2007. The increase was driven primarily by substantially higher sales volumes of the Company’s utility products, especially the Orion® AMR systems.
     Residential and commercial water meter and related automation sales represented 81.2% of total sales for the first quarter of 2008 compared with 76.6% in the first quarter of 2007. These sales were $55.5 million, an increase of $15.2 million, or 37.8% compared with $40.3 million for the same period in 2007. The increase was due to volume increases in units utilizing AMR/AMI technology, and higher prices on manual read and commercial meters. Sales of the Company’s proprietary AMR product, Orion®, and the remarketed Itron® product increased 51% and 9%, respectively, over the amounts sold in the first quarter of 2007 due to volume increases. Sales of commercial meters increased significantly due primarily to price increases. The increases were also due in part to the fact that sales in the first quarter of 2007 were negatively affected by the timing of orders.
     Industrial sales are affected by economic conditions, both domestically and internationally, in each of the markets served by the various product lines. In total, the industrial products represented 18.8% of total sales for the first quarter of 2008 compared with 23.4% for the same period last year. Industrial sales for the quarter increased to $12.9 million, a 4.0% increase over 2007’s sales of $12.4 million. This was a net result of increases in automotive fluid meter, electromagnetic meter and research and control valve sales offset by declines in impeller and other industrial product sales.
     Total gross margin percentage for the three months ended March 31, 2008 was 35.8% compared with 30.9% for the three months ended March 31, 2007. The increase was the net result of higher volumes to absorb fixed manufacturing costs and increased prices partially offset by higher costs of raw materials.
     Selling, engineering and administration costs increased nearly $2.7 million, or 22.3%, in the first quarter of 2008 compared with the first quarter of 2007. The increase was due in part to increased sales gratuities related to efforts to establish a presence for Orion® in the natural gas industry, consulting costs related to sales process enhancements, higher employee incentive costs due to the increase in earnings compared to the first quarter of 2007, increased research and development costs, and the effects of foreign exchange rates. In addition, the Company experienced normal inflationary increases, which were offset by continuing cost containment efforts.
     Interest expense for the first quarter of 2008 declined to $0.3 million from $0.4 million for the same period in 2007 due to lower debt levels.
     Income taxes as a percentage of earnings from continuing operations before income taxes was 37.4% for the three months ended March 31, 2008 compared with 37.0% for the three months ended March 31, 2007.
     As a result of the above mentioned items, earnings from continuing operations were $6.0 million for the three months ended March 31, 2008 compared with $2.5 million for the three months ended March 31, 2007. On a diluted basis, earnings per share from continuing operations were $0.41 and $0.17, respectively, for the same periods.
Liquidity and Capital Resources
     The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations for the first three months of 2008 was $4.5 million versus $7.4 million for the same period in 2007. The decrease was primarily the net effect of the receipt of refundable income taxes in the first quarter of 2007, the increase in receivables and inventories in the first quarter of 2008 offset somewhat by increased earnings in the first quarter of 2008.
     The increase in the receivables balance from $30.6 million at December 31, 2007 to $33.8 million at March 31, 2008 was due primarily to the timing of sales and certain cash collections.
     Inventories at March 31, 2008 increased to $38.4 million from $34.1 million at December 31, 2007 due primarily to longer lead times on certain electrical components, higher overall costs of material components, and to support increased sales levels.
     Prepaid expenses and other current assets increased between December 31, 2007 and March 31, 2008 primarily because of the payment of certain calendar year insurance premiums that are expensed ratably over the policy period.
     Net property, plant and equipment increased $1.4 million since December 31, 2007. This is the result of $2.8 million of capital expenditures, which included nearly $1.4 million associated with the construction of the Company’s new plant in Nogales, Mexico, which is expected to be completed in the fourth quarter of 2008, offset by depreciation expense and disposals.
     Short-term debt decreased $3.0 million at March 31, 2008 compared to the balance at December 31, 2007. Long-term debt decreased as a result of regularly scheduled payments. All of the Company’s debt is unsecured and does not carry any financial covenants.
     Payables increased to $13.4 million at March 31, 2008 from $11.4 million at December 31, 2007 primarily as a result of the increase in inventory and the timing of payments. Accrued compensation and employee benefits increased slightly since December 31, 2007 to $6.3 million due to costs accrued for 2008 expenses to date, offset somewhat by the first quarter 2008 payments of amounts accrued at December 31, 2007.

     Income and other taxes increased to $11.6 million at March 31, 2008 from $8.4 million at December 31, 2007 due to increased earnings and the timing of income tax payments.
     Common stock and capital in excess of par value both increased since December 31, 2007 due to new stock issued in connection with the exercise of stock options. Employee benefit stock decreased as a result of a payment made on the Employee Savings and Stock Ownership Plan loan during the first quarter of 2008.
     Accumulated other comprehensive loss was $8.5 million at March 31, 2008 compared to a $9.2 million loss at December 31, 2007 primarily due to the amortization in the Statement of Operations of certain pension and postretirement amounts included in accumulated other comprehensive loss as required under SFAS 158.
     Badger Meter’s financial condition remains strong. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and development of new products. There was $42.7 million of unused credit lines at March 31, 2008, which was significantly reduced by the April 2008 Galaxy® technology acquisition. The Company continues to take advantage of its local commercial paper market and from time to time may convert short-term debt into long-term debt.
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
Off-Balance Sheet Arrangements and Contractual Obligations
     The Company’s off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and have not materially changed since that report was filed.
Item 3 Quantitative and Qualitative Disclosures about Market Risk
     The Company’s quantitative and qualitative disclosures about market risk are included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and have not materially changed since that report was filed.

Item 4 Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2008. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2008 to ensure that information relating to the Company, including its consolidated subsidiaries, was made known to management by others within those entities as appropriate to allow timely decisions regarding required disclosure of the information, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 6 Exhibits

Exhibit No.	Description

4.1	Loan Agreement dated April 7, 2008 between the Registrant and the M&I Marshall & Ilsley Bank relating to the Registrant’s revolving credit loan.

4.2	Rights Agreement, dated February 15, 2008, between the Registrant and American Stock Transfer & Trust Company. [Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 22, 2008 (Commission File No. 1-6706)]

10	Form of amendment to the Key Executive Employment and Severance Agreements between the Registrant and the applicable executive officers. [Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated February 22, 2008 (Commission File No. 1-6706)]

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.
Dated: April 23, 2008	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President - Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L.P. Smiley
Beverly L.P. Smiley
Vice President - Controller

BADGER METER, INC.
Quarterly Report on Form 10-Q for Period Ended March 31, 2008
Exhibit Index

Exhibit No.	Description

4.1	Loan Agreement dated April 7, 2008 between the Registrant and the M&I Marshall & Ilsley Bank relating to the Registrant’s revolving credit loan.

4.2	Rights Agreement, dated February 15, 2008, between the Registrant and American Stock Transfer & Trust Company. [Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 22, 2008 (Commission File No. 1-6706)]

10	Form of amendment to the Key Executive Employment and Severance Agreements between the Registrant and the applicable executive officers. [Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated February 22, 2008 (Commission File No. 1-6706)]

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.