Form 10-Q
period 2008-06-30
BADGER METER INC
filed 2008-07-25
CIK 9092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2008
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
Yes ☑  No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
     As of July 15, 2008, there were 14,655,385 shares of Common Stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for Period Ended June 30, 2008

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
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$5,401	$8,670
Receivables	38,043	30,638
Inventories:
Finished goods	8,758	8,225
Work in process	15,150	10,660
Raw materials	15,621	15,209

Total inventories	39,529	34,094
Prepaid expenses and other current assets	4,485	3,450
Deferred income taxes	3,101	3,082

Total current assets	90,559	79,934

Property, plant and equipment, at cost	132,727	125,678
Less accumulated depreciation	(73,549)	(71,100)

Net property, plant and equipment	59,178	54,578

Intangible assets, at cost less accumulated amortization	25,742	477
Other assets	5,535	4,919
Deferred income taxes	3,435	3,435
Goodwill	6,958	6,958

Total assets	$191,407	$150,301

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$32,688	$10,844
Current portion of long-term debt	2,116	2,738
Payables	14,798	11,363
Accrued compensation and employee benefits	7,017	5,988
Warranty and after-sale costs	2,008	1,917
Income and other taxes	10,907	8,359

Total current liabilities	69,534	41,209

Other long-term liabilities	580	627
Deferred income taxes	251	244
Accrued non-pension postretirement benefits	6,252	6,083
Other accrued employee benefits	7,094	7,040
Long-term debt	2,714	3,129
Commitments and contingencies
Shareholders’ equity:
Common stock	20,929	20,902
Capital in excess of par value	25,817	24,655
Reinvested earnings	99,505	89,061
Accumulated other comprehensive loss	(8,427)	(9,191)
Less:Employee benefit stock	(658)	(682)
Treasury stock, at cost	(32,184)	(32,776)

Total shareholders’ equity	104,982	91,969

Total liabilities and shareholders’ equity	$191,407	$150,301

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2008	2007	2008	2007
Net sales	$74,660	$62,173	$143,080	$114,836

Cost of sales	48,286	39,639	92,182	76,047

Gross margin	26,374	22,534	50,898	38,789

Selling, engineering and administration	14,624	13,118	29,279	25,103

Operating earnings	11,750	9,416	21,619	13,686

Interest expense	335	315	587	667

Earnings from continuing operations before income taxes	11,415	9,101	21,032	13,019

Provision for income taxes	4,374	3,381	7,971	4,830

Earnings from continuing operations	7,041	5,720	13,061	8,189

Loss from discontinued operations net of income taxes	—	(252)	—	(149)

Net earnings	$7,041	$5,468	$13,061	$8,040

Earnings (loss) per share amounts:

Basic:
from continuing operations	$0.49	$0.40	$0.90	$0.58
from discontinued operations	$—	$(0.01)	$—	$(0.01)

Total basic	$0.49	$0.39	$0.90	$0.57

Diluted:
from continuing operations	$0.48	$0.39	$0.88	$0.56
from discontinued operations	$—	$(0.01)	$—	$(0.01)

Total diluted	$0.48	$0.38	$0.88	$0.55

Dividends declared	$0.09	$0.08	$0.18	$0.16

Shares used in computation of earnings per share:
Basic	14,509,709	14,167,554	14,466,785	14,102,764
Impact of dilutive securities	314,127	399,466	334,751	440,340

Diluted	14,823,836	14,567,020	14,801,536	14,543,104

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Cash Flows

	Six Months Ended
	June 30,
	(Unaudited)
	(In thousands)
	2008	2007
Operating activities:
Net earnings	$13,061	$8,040
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	3,336	3,372
Amortization	385	82
Deferred income taxes	(19)	(11)
Noncurrent employee benefits	1,721	1,315
Stock-based compensation expense	573	445
Gain on disposal of long-lived assets	—	(495)
Changes in:
Receivables	(7,083)	(7,397)
Inventories	(5,223)	(516)
Prepaid expenses and other current assets	(990)	(685)
Current liabilities other than debt	4,572	6,440

Total adjustments	(2,728)	2,550

Net cash provided by operations	10,333	10,590

Investing activities:
Property, plant and equipment additions	(7,490)	(9,904)
Proceeds on disposal of long-lived assets	—	3,194
Acquisition of intangible assets	(25,650)	—
Other — net	(621)	(10)

Net cash provided by (used for) investing activities	(33,761)	(6,720)

Financing activities:
Net increase (decrease) in short-term debt	21,649	(64)
Repayments of long-term debt	(1,037)	(956)
Dividends paid	(2,612)	(2,275)
Proceeds from exercise of stock options	968	719
Tax benefit on stock options	1,673	910
Issuance of treasury stock	74	95

Net cash provided by (used for) financing activities	20,715	(1,571)

Effect of foreign exchange rates on cash	(556)	(54)

Increase (decrease) in cash	(3,269)	2,245

Cash — beginning of period from continuing operations	8,670	3,002
Cash — beginning of period from discontinued operations	—	2,046

Cash — beginning of period	8,670	5,048

Cash — end of period from continuing operations	5,401	5,991
Cash — end of period from discontinued operations	—	1,302

Cash — end of period	$5,401	$7,293

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
Note 1 Basis of Presentation
          In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at June 30, 2008, results of operations for the three- and six-month periods ended June 30, 2008 and 2007, and cash flows for the six-month periods ended June 30, 2008 and 2007. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.
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
          Warranty and After-Sale Costs
          The Company estimates and records provisions for warranties and other after-sale costs in the period in which the sale is recorded, based on a lag factor and historical warranty claim experience. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company’s warranty and after-sale costs reserve for the six-month periods ended June 30, 2008 and 2007 are as follows:

	Balance at	Net additions		Balance
	beginning	charged to	Costs	at
(In thousands)	of year	earnings	incurred	June 30

2008	$1,917	$577	$(486)	$2,008
2007	$2,954	$173	$(492)	$2,635
Note 3 Employee Benefit Plans
          The Company maintains a non-contributory defined benefit pension plan for its domestic employees and a non-contributory postretirement plan that provides medical benefits for certain domestic retirees and eligible dependents. The following table sets forth the components of net periodic benefit cost for the three months ended June 30, 2008 and 2007 based on a September 30 measurement date:

			Other
			postretirement
	Pension benefits		benefits
(In thousands)	2008	2007	2008	2007
Service cost	$493	$496	$37	$49
Interest cost	686	629	101	105
Expected return on plan assets	(864)	(883)	—	—
Amortization of prior service cost (credit)	(36)	(37)	45	—
Amortization of net loss	290	282	8	28

Net periodic benefit cost	$569	$487	$191	$182

          The following table sets forth the components of net periodic benefit cost for the six months ended June 30, 2008 and 2007 based on a September 30 measurement date:

			Other
			postretirement
	Pension benefits		benefits
(In thousands)	2008	2007	2008	2007
Service cost	$986	$992	$74	$98
Interest cost	1,372	1,258	202	210
Expected return on plan assets	(1,728)	(1,766)	—	—
Amortization of prior service cost (credit)	(72)	(74)	90	—
Amortization of net loss	580	564	16	55

Net periodic benefit cost	$1,138	$974	$382	$363

          The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it did not expect to contribute funds to its pension plan in 2008. While the Company believes that it will not be required to make any such contributions in 2008, such belief is based upon the estimated return on plan assets as of the annual measurement date.
          The Company disclosed in its financial statements for the year ended December 31, 2007 that it estimated it would pay $0.6 million in other postretirement benefits in 2008 based on actuarial estimates. As of June 30, 2008, $106,000 of such benefits were paid. The Company now believes that its estimated payments for the full year may be somewhat less than the full-year estimate. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retiree’s portion of certain costs. Note that the amount of benefits paid in calendar year 2008 will not impact the expense for postretirement benefits for the current year.
          In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). On December 31, 2006, the Company adopted the required provisions of SFAS 158 by recognizing the funded status of its defined benefit pension and postretirement benefit plans in the statement of financial position. Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position and provide additional disclosures. Prior to the adoption of the measurement date provisions of SFAS 158, the Company’s pension plans previously used a September 30 measurement date. As permitted by the statement, the Company will adopt the measurement provisions of SFAS 158 during the fourth quarter for the 2008 full-year statements, at which time the Company expects to recognize a reduction of $0.4 million, net of tax, to the 2008 beginning of the year reinvested earnings. There will be no effect on the Company’s results of operations or cash flows.
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
Note 5 Comprehensive Income (Loss)
          Comprehensive income for the three-month periods ended June 30, 2008 and 2007 was $7.2 million and $5.7 million, respectively. Comprehensive income for the six-month periods ended June 30, 2008 and 2007 was $13.8 million and $8.4 million, respectively.
          Components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
(In thousands)	2008	2007

Cumulative foreign currency translation adjustment	$2,063	$1,713
Unrecognized pension and postretirement benefit plan liabilities	(10,490)	(10,904)

Accumulated other comprehensive loss	$(8,427)	$(9,191)

Note 6 Discontinued French Operations
          During 2006, the Company carefully evaluated strategic alternatives for its subsidiaries in Nancy, France, including restructuring, sale or shutdown. In the third quarter of 2006, the Company began the process under French law to obtain the approvals to close the operations. On October 16, 2006, the decision to discontinue the Company’s French operations was finalized, and all disposal transactions were completed by December 31, 2007. Information about the Company’s discontinued French operations is included in the Notes to Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K under the heading “Note 3 Discontinued Operations.”
          For the three-month period ended June 30, 2007, net sales from the French operations were $58,000 and net losses were $0.3 million. For the six-month period ended June 30, 2007, net sales from the French operations were $1.9 million and net losses were $0.1 million.
Note 7 Acquisition of Intangible Assets
          In April 2008, the Company acquired the advanced metering infrastructure (AMI) technology used in its Galaxy® fixed network system from Miltel Communications Ltd. for a purchase price of approximately $25.7 million. The technology agreement included the acquisition of the core technology, the exclusive right to manufacture the Galaxy® system and distribute it in certain water and gas utility markets, and a non-compete clause. The purchase price was recorded in the second quarter of 2008 as intangible assets that will be amortized over estimated lives of 20 and 10 years for the core technology and non-compete arrangement, respectively. This acquisition was initially funded from commercial paper drawn on the Company’s short-term line of credit, which was amended in April 2008 to increase availability to accommodate this purchase.
          In July 2008, the Company obtained a $15.0 million unsecured two-year loan that bears interest at 5.04% annually to refinance a portion of the existing short-term debt that funded this acquisition.
Note 8 Restricted Stock
          On April 25, 2008, a restricted stock plan was approved which provides for the issuance of non-vested Common Stock to certain eligible employees. The plan authorizes the issuance of shares up to an aggregate of 100,000 shares of Common Stock (no individual participant may be granted more than 20,000 shares in the aggregate), of which 5,100 were issued in May 2008. The restricted stock issued in May is generally subject to a three-year cliff vesting period contingent on employment. Compensation expense related to the issuance of restricted stock was $37,881 for the quarter ended June 30, 2008.
Note 9 Contingencies, Litigation and Commitments
          In the normal course of business, the Company is named in legal proceedings from time to time. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are as discussed below.
          The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relating to two landfill sites where it has been named as one of many potentially responsible parties. These sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these sites as well as the substantial involvement of other named third parties in these matters. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, or with respect to off-site disposal locations used by the Company, could result in future costs to the Company and such amounts could be material.
          Like other companies in recent years, the Company has been named as a defendant in numerous multi-claimant/multi-defendant lawsuits alleging personal injury as a result of exposure to asbestos, manufactured by third parties, and integrated into or sold with a very limited number of the Company’s products. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based in part on the fact that no claimant has demonstrated exposure to products manufactured or sold by the Company and that a number of cases have been voluntarily dismissed.
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
          The Company is a leading manufacturer and marketer of products incorporating liquid flow measurement and control technologies, which are developed both internally and in conjunction with other technology companies. Its products are used to measure and control the flow of liquids in a wide variety of applications. The Company’s product lines fall into two general categories, utility and industrial flow measurement. The utility category is comprised of two primary product lines — residential and commercial water meters that are used by water utilities as the basis for generating water and wastewater revenues. The market for these product lines is North America, primarily the United States, because these meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The utility flow measurement products constitute a majority of the Company’s sales.
          Industrial product line sales comprise the remainder of the Company’s sales and include precision valves, electromagnetic inductive flow meters, impeller flow meters, and turbine and positive displacement industrial flow meters. Rounding out the industrial product line are automotive fluid meters for the measurement of various types of automotive fluids.
          Residential and commercial water meters generally have been classified as either manual read meters or remote read meters via radio technology. A meter that is manually read consists of the water meter and a register displaying the meter reading. Remotely read meters are equipped with radio technology and convert the mechanical measurement to a digital format which is then transmitted via radio frequency to a receiver that collects and formats the data appropriately for the utility’s billing computer. Drive-by systems are referred to as automatic meter reading (AMR) systems and have been the primary technology deployed by water utilities over the past decade, providing cost effective and accurate billing data. In a drive-by AMR system, a vehicle equipped for meter reading purposes collects meter reading data.
          Fixed network advanced metering infrastructure (AMI) systems are of growing interest to water utilities. These systems do not rely on a drive-by data collector, but rather incorporate a network of data collectors that are always active or listening to the radio transmission from the utility’s meters. Not only do fixed network systems eliminate the need for meter readers, but they have the ability to provide the utility with more frequent and diverse data at specified intervals. The Company’s response to the increased interest in AMI systems is further detailed in the Business Trends section below.
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
          One distinctive advantage of the Orion® AMR technology over other AMR products is that while it is fundamentally a drive-by AMR system, the proprietary receiver technology of Orion® has been licensed to other technology providers, including those providing AMR/AMI products that communicate over power lines, broadband networks, municipal WiFi and proprietary radio frequency networks.
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
          The industrial products generally serve a variety of niche flow measurement applications across a broad range of industries. Some of the flow measurement technologies now used industrially, such as positive displacement and turbine flow measurement, were derived from utility meter technologies. Other technologies are very specific to industrial applications. In addition, a growing requirement is for industrial meters to be equipped with specialized communication protocols that control the entire flow measurement process. Serving both the utility and industrial flow measurement market enables the Company to use its wide variety of technology for specific flow measurement and control applications, as well as to utilize existing capacity and spread fixed costs over a larger sales base.
Business Trends
          AMI is the growing standard of technology deployment in the electric utility industry. AMI provides an electric utility with two-way communication to monitor and control electrical devices at the customer’s site. AMI deployments are always fixed network technologies. Although the Company does not participate in the electric utility market, the trend toward AMI is now affecting the water and gas utility AMR market as well. Specifically, in the water industry, fixed network AMI enables the water utility to capture interval readings from each meter on a daily basis. While two-way communication is extremely limited in water fixed network AMI, utilities are contemplating how two-way networks could benefit them. As noted above, the Company markets the Orion® drive-by AMR product line as well as the Galaxy® fixed network AMI product line. The Company is positioned to sell either product as this trend continues. Since both products have comparable margins, any acceleration or slowdown in this trend is not expected to have a significant impact on the Company.
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
          Prior to the Company’s introduction of its own proprietary Orion® products, Itron® water utility-related products were a significant contributor to the Company’s results. Itron® products are sold under an agreement between the Company and Itron, Inc. that expires in early 2009 and the Company is currently discussing with Itron an extension of the agreement. The Company’s Orion® products directly compete with Itron® water AMR products and, in recent years, many of the Company’s customers have selected Orion® products. In 2007, Orion® sales increased 24.8% compared to 2006 while Itron® licensed product sales decreased 21.7% compared to 2006. For the first six months of 2008, Orion® sales were 2.5 times greater than those of the remarketed Itron® sales. The Company expects this trend to continue, although the Company also believes that Itron® licensed products will remain a significant component of utility sales. To date, decreases in sales of the remarketed Itron® licensed products have been offset by increases in sales of Orion® products, which produce a higher gross margin than the remarketed Itron® licensed products. As a result, the Company does not expect this trend to have a material negative impact on the Company’s financial position or results of operations.
Results of Operations — Three Months Ended June 30, 2008
          Net sales for the three months ended June 30, 2008 increased $12.5 million, or 20.1%, to $74.7 million from $62.2 million in the same period in 2007. The increase was driven by higher sales of the Company’s products, especially AMR products, due to higher volumes and increased prices.

          Residential and commercial water meter and related automation sales represented 83.3% of total net sales for the quarter compared with 80.6% in the second quarter of 2007. These sales were $62.2 million, an increase of $12.1 million, or 24.2%, from $50.1 million in the same period in 2007. This increase was due to increased volumes in units utilizing AMR/AMI technology as well as increased sales of commercial meters. Price increases also contributed to the higher sales amount. Sales of the Company’s proprietary AMR product, Orion®, and the remarketed Itron® product increased 9.1% and 39.0%, respectively, over the sales amounts for the second quarter of 2007. While the Itron® related sales show a larger percentage increase than Orion®, the Orion® products outsold the Itron® by a ratio of more than 2.2 to 1 in the three-month period ended June 30, 2008. Commercial meter revenues increased by more than 35% due to both volume and price increases.
          Industrial sales represented 16.7% of the total net sales for the quarter ended June 30, 2008 compared with 19.4% for the same period in 2007. The decline in the percentage occurred despite a modest increase in industrial sales revenues. Industrial sales were $12.5 million in the second quarter of 2008, an increase of 3.3% over sales of $12.1 million in the same period in 2007. This increase was the net effect of substantially higher sales of valves, a modest increase in impeller sales, and decreases in the other industrial product lines caused primarily by volume declines related to the weaker economy.
          The total gross margin percentage declined in the second quarter of 2008 to 35.3% from 36.2% for the same period in 2007. The decline was primarily due to product mix in the quarter, offset in part by price increases. The Company generally makes a higher margin on its proprietary products than on remarketed products. The second quarter of 2008 had a higher proportion of remarketed products than the same period in 2007. In addition, the Company experienced increased costs of materials and freight-related charges that were largely offset by price increases.
          Selling, engineering and administration costs increased $1.5 million, or 11.5%, for the three months ended June 30, 2008 compared to the same period in 2007. This was primarily the result of increased costs associated with higher sales volumes, consulting costs associated with sales process enhancements, increased research and development costs, the effects of foreign exchange and increased intangible amortization due to the acquisition of the Galaxy® technology early in the second quarter of 2008. In addition, the Company experienced normal inflationary increases, which were somewhat offset by continuing cost containment efforts.
          The provision for income taxes as a percentage of earnings from continuing operations for the second quarter of 2008 was 38.3% compared to 37.1% for the same period in 2007 and was slightly higher mainly due to certain foreign exchanges tax effects.
          As a result of the above mentioned items, earnings from continuing operations were $7.0 million for the three months ended June 30, 2008 compared to $5.7 million for the three months ended June 30, 2007. On a diluted basis, earnings per share from continuing operations were $0.48 and $0.39 for the same periods, respectively.
Results of Operations — Six Months Ended June 30, 2008
          Net sales for the six months ended June 30, 2008 increased nearly $28.2 million, or 24.6%, to $143.1 million from $114.8 million in the same period in 2007. The increase was driven by higher sales of the Company’s products, especially AMR products, due to higher volumes and increased prices.
          Residential and commercial water meter and related automation net sales represented 82.3% of total sales for the first six months of 2008 compared with 78.8% in the same period in 2007. These sales were $117.7 million, an increase of $27.3 million, or 30.2%, from $90.4 million in the same period in 2007. This increase was due to increased volumes in units utilizing AMR/AMI technology as well as increased sales of commercial meters. Price increases also contributed to the higher sales amount. Sales of the Company’s proprietary AMR product, Orion®, and the remarketed Itron® product increased 25.8% and 24.5%, respectively, over the sales amounts for the first six months of 2007. The ratio of Orion® to Itron® sales was 2.5 to 1 for the six months ended June 30, 2008. Commercial meter revenues increased 40% due to both volume and price increases. The increases were also due in part to the fact that sales in the first quarter of 2007 were negatively impacted by the timing of orders.
          Industrial sales represented 17.7% of the total net sales for the six months ended June 30, 2008 compared with 21.2% for the same period in 2007. The decline in percentage occurred despite a modest increase in industrial sales revenues. Industrial sales were $25.4 million for the first six months of 2008, an increase of 4.1% over sales of $24.4 million in the same period in 2007. This increase was the net effect of substantially higher sales of valves, flat to modest increases in automotive and electromagnetic meter sales, and decreases in the other industrial product lines caused primarily by volume declines related to the weaker economy.
          The total gross margin percentage for the first six months of 2008 was 35.6% compared to 33.8% for the same period in 2007. The increase was the net effect of higher sales volumes that absorbed fixed manufacturing costs and increased prices, offset by higher costs of raw materials.
          Selling, engineering and administration costs increased $4.2 million or 16.6% for the six months ended June 30, 2008 compared to the same period in 2007. This was primarily the result of increased sales costs related to efforts to establish a presence for Orion® in the natural gas industry, increased costs associated with higher sales volumes, consulting costs associated with sales process enhancements, increased research and development costs, the effects of foreign exchange, and increased intangible amortization related to the acquisition of the Galaxy® technology early in the second quarter of 2008. In addition, the Company experienced normal inflationary increases, which were somewhat offset by continuing cost containment efforts.
          The provision for income taxes as a percentage of earnings from continuing operations for the second quarter of 2008 was 37.9% compared to 37.1% for the same period in 2007 and was slightly higher mainly due to certain foreign exchanges tax effects.
          As a result of the above mentioned items, earnings from continuing operations were $13.1 million for the six months ended June 30, 2008 compared to $8.2 million for the six months ended June 30, 2007. On a diluted basis, earnings per share from continuing operations were $0.88 and $0.56 for the same periods, respectively.
Liquidity and Capital Resources
          The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations for the first six months of 2008 was $10.3 million versus $10.6 million for the same period in 2007. The slight decrease was primarily the net effect of the increase in inventories in 2008, offset somewhat by increased net earnings to date in 2008.
          The increase in the receivables balance from $30.6 million at December 31, 2007 to $38.0 million at June 30, 2008 was due primarily to the timing of sales and certain cash collections.
          Inventories at June 30, 2008 increased to $39.5 million from $34.1 million at December 31, 2007 due primarily to longer lead times on certain electrical components and higher overall costs of material components to support increased sales levels.
          Prepaid expenses and other current assets increased between December 31, 2007 and June 30, 2008 primarily because of the payment of certain calendar year insurance premiums that are expensed ratably over the policy period.
          Net property, plant and equipment at June 30, 2008 increased $4.6 million since December 31, 2007. This is the result of $7.5 million of capital expenditures, which included $5.6 million associated with the construction of the Company’s new plant in Nogales, Mexico, which is expected to be operational in the fourth quarter of 2008, offset by depreciation expense and disposals.
          Intangible assets increased due to the purchase of the Galaxy® proprietary fixed network AMI technology for $25.7 million early in the second quarter of 2008, offset by amortization expense.
          Short-term debt increased $21.8 million at June 30, 2008 compared to the balance at December 31, 2007, primarily as a result of the purchase of the Galaxy® technology discussed above. Long-term debt decreased as a result of regularly scheduled payments. All of the Company’s debt is unsecured and does not carry any financial covenants. In July 2008, the Company obtained a $15.0 million unsecured two-year loan that bears interest at 5.04% annually to refinance a portion of the existing short-term debt that funded this acquisition.
          Payables increased to $14.8 million at June 30, 2008 from $11.4 million at December 31, 2007 primarily as a result of the increase in inventory and the timing of payments. Accrued compensation and employee benefits increased since December 31, 2007 from $6.0 million to $7.0 million due to costs accrued for 2008 expenses to date, offset somewhat by the first quarter 2008 payment of amounts accrued at December 31, 2007.

          Income and other taxes increased to $10.9 million at June 30, 2008 from $8.4 million at December 31, 2007 due to increased earnings and the timing of income tax payments.
          Common stock and capital in excess of par value both increased since December 31, 2007 due to new stock issued in connection with the exercise of stock options. Employee benefit stock decreased as a result of a payment made on the Employee Savings and Stock Ownership Plan loan during the first quarter of 2008.
          Accumulated other comprehensive loss was $8.4 million at June 30, 2008 compared to a $9.2 million loss at December 31, 2007 due primarily to the amortization in the Statement of Operations of certain pension and postretirement amounts included in accumulated other comprehensive loss as required under SFAS 158 as well as the effects of foreign exchange translations.
          Badger Meter’s financial condition remains strong. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and development of new products. There was $22.7 million of unused credit lines at June 30, 2008.
Other Matters
          There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.
          The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relating to two landfill sites where it has been named as one of many potentially responsible parties. These sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these sites as well as the substantial involvement of other named third parties in these matters. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, or with respect to off-site disposal locations used by the Company, could result in future costs to the Company and such amounts could be material.
          Like other companies in recent years, the Company has been named as a defendant in numerous multi-claimant/multi-defendant lawsuits alleging personal injury as a result of exposure to asbestos, manufactured by third parties, and integrated into or sold with a very limited number of the Company’s products. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based in part on the fact that no claimant has demonstrated exposure to products manufactured or sold by the Company and that a number of cases have been voluntarily dismissed.
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

Item 4 Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2008. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2008 to ensure that information relating to the Company, including its consolidated subsidiaries, was made known to management by others within those entities as appropriate to allow timely decisions regarding required disclosure of the information, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
Changes in Internal Control over Financial Reporting
          There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 4 Submission of Matters to a Vote of Security Holders
          At the Company’s Annual Meeting of Shareholders held on April 25, 2008, the following individuals were elected to the Board of Directors. Beginning at the 2009 Annual Meeting of Shareholders, all directors will be elected annually to one-year terms because shareholders approved the amendment to the Company’s Restated Articles of Incorporation to declassify the board.

	Votes	Votes
	FOR	WITHHELD	Not Voted
Directors elected to the Board of Directors:
Ronald H. Dix	8,329,675	2,893,923	3,316,423
Thomas J. Fischer	8,325,507	2,898,091	3,316,423
Richard A. Meeusen	8,993,608	2,229,990	3,316,423

Directors continuing in office:

Ulice Payne, Jr.
Andrew J. Policano
Steven J. Smith
Kenneth P. Manning
John J. Stollenwerk
          At the Company’s Annual Meeting of Shareholders held on April 25, 2008, shareholders approved the Badger Meter, Inc. 2008 Restricted Stock Plan by the vote set forth below:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
8,069,751	1,164,231	83,551	1,906,065

          At the Company’s Annual Meeting of Shareholders held on April 25, 2008, shareholders approved the amendment to the Restated Articles of Incorporation to declassify the Board of Directors by the vote set forth below:

FOR	AGAINST	ABSTAIN
10,382,978	659,513	181,107
Item 6 Exhibits

Exhibit No.	Description

3.1	Articles of Amendment to Restated Articles of Incorporation [Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, dated June 16, 2008 (Commission File No. 1-6706)].

3.2	Restated Articles of Incorporation (restated in electronic format to include all amendments through June 16, 2008) [Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A, dated June 16, 2008 (Commission File No. 1-6706)].

4.1	Loan Agreement dated July 1, 2008 between the Registrant and the M&I Marshall & Ilsley Bank relating to the Registrant’s business note.

4.2	Badger Meter, Inc. 2008 Restricted Stock Plan [Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, dated April 30, 2008 (Commission File No. 1-6706)].

4.3	Form of Restricted Stock Agreement used in connection with the Badger Meter, Inc. 2008 Restricted Stock Plan [Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, dated April 30, 2008 (Commission File No. 1-6706)].

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.
Dated: July 25, 2008	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President - Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L.P. Smiley
Beverly L.P. Smiley
Vice President - Controller

BADGER METER, INC.
Quarterly Report on Form 10-Q for Period Ended June 30, 2008
Exhibit Index

Exhibit No.	Description

3.1	Articles of Amendment to Restated Articles of Incorporation [Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, dated June 16, 2008 (Commission File No. 1-6706)].

3.2	Restated Articles of Incorporation (restated in electronic format to include all amendments through June 16, 2008) [Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A, dated June 16, 2008 (Commission File No. 1-6706)].

4.1	Loan Agreement dated July 1, 2008 between the Registrant and the M&I Marshall & Ilsley Bank relating to the Registrant’s business note.

4.2	Badger Meter, Inc. 2008 Restricted Stock Plan [Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, dated April 30, 2008 (Commission File No. 1-6706)].

4.3	Form of Restricted Stock Agreement used in connection with the Badger Meter, Inc. 2008 Restricted Stock Plan [Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, dated April 30, 2008 (Commission File No. 1-6706)].

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.