Form 10-Q
period 2008-09-30
BADGER METER INC
filed 2008-10-23
CIK 9092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 14, 2008, there were 14,788,413 shares of Common Stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for Period Ended September 30, 2008

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
•	the continued shift in the Company’s business from lower cost, manual read meters toward more expensive, value-added automatic meter reading (AMR) systems and advanced metering infrastructure (AMI) systems;

•	the success or failure of newer Company products, including the Orion® radio frequency AMR system, the Galaxy® fixed network AMI system and the low profile Recordall® Model LP disc series meter;

•	changes in competitive pricing and bids in both the domestic and foreign marketplaces, and particularly in continued intense price competition on government bid contracts for lower cost, manual read meters;

•	the actions (or lack thereof) of the Company’s competitors;

•	changes in the Company’s relationships with its alliance partners, primarily its alliance partners that provide AMR/AMI connectivity solutions, and particularly those that sell products that do or may compete with the Company’s products;

•	changes in the general health of the United States and foreign economies, including, to some extent, housing starts in the United States and overall industrial activity;

•	changes in the cost and/or availability of needed raw materials and parts, including recent changes in the cost of brass castings as a result of fluctuations in commodity prices, particularly for copper and scrap metal, at the supplier level and plastic resin as a result of changes in petroleum and natural gas prices;

•	the Company’s expanded role as a prime contractor for providing complete AMR/AMI systems to governmental entities, which brings with it added risks, including but not limited to, Company responsibility for subcontractor performance; additional costs and expenses if the Company and its subcontractors fail to meet the agreed-upon timetable with the governmental entity; and the Company’s expanded warranty and performance obligations;

•	changes in foreign economic conditions, particularly currency fluctuations between the United States dollar and the euro;

•	the loss of certain single-source suppliers; and

•	changes in laws and regulations, particularly laws dealing with the use of lead (which can be used in the manufacture of certain meters incorporating brass housings) and the U.S. Federal Communications Commission rules affecting the use and/or licensing of radio frequencies necessary for AMR/AMI products.
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
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$4,944	$8,670
Receivables	35,785	30,638
Inventories:
Finished goods	15,025	8,225
Work in process	12,395	10,660
Raw materials	17,470	15,209

Total inventories	44,890	34,094
Prepaid expenses and other current assets	3,838	3,450
Deferred income taxes	3,088	3,082

Total current assets	92,545	79,934

Property, plant and equipment, at cost	134,063	125,678
Less accumulated depreciation	(73,779)	(71,100)

Net property, plant and equipment	60,284	54,578

Intangible assets, at cost less accumulated amortization	25,387	477
Other assets	5,526	4,919
Deferred income taxes	3,436	3,435
Goodwill	6,958	6,958

Total assets	$194,136	$150,301

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$15,499	$10,844
Current portion of long-term debt	9,549	2,738
Payables	16,741	11,363
Accrued compensation and employee benefits	8,099	5,988
Warranty and after-sale costs	1,668	1,917
Income and other taxes	9,982	8,359

Total current liabilities	61,538	41,209

Other long-term liabilities	561	627
Deferred income taxes	229	244
Accrued non-pension postretirement benefits	6,271	6,083
Other accrued employee benefits	7,103	7,040
Long-term debt	7,969	3,129
Commitments and contingencies
Shareholders’ equity:
Common stock	21,061	20,902
Capital in excess of par value	27,040	24,655
Reinvested earnings	103,711	89,061
Accumulated other comprehensive loss	(8,512)	(9,191)
Less:Employee benefit stock	(658)	(682)
Treasury stock, at cost	(32,177)	(32,776)

Total shareholders’ equity	110,465	91,969

Total liabilities and shareholders’ equity	$194,136	$150,301

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2008	2007	2008	2007
Net sales	$68,826	$62,782	$211,906	$177,618

Cost of sales	45,418	40,114	137,600	116,161

Gross margin	23,408	22,668	74,306	61,457

Selling, engineering and administration	14,221	12,904	43,500	38,007

Operating earnings	9,187	9,764	30,806	23,450

Interest expense	379	348	966	1,015

Earnings from continuing operations before income taxes	8,808	9,416	29,840	22,435

Provision for income taxes	2,980	3,400	10,951	8,230

Earnings from continuing operations	5,828	6,016	18,889	14,205

Loss from discontinued operations net of income taxes	—	(265)	—	(414)

Net earnings	$5,828	$5,751	$18,889	$13,791

Earnings (loss) per share amounts:

Basic:
from continuing operations	$0.40	$0.42	$1.30	$1.00
from discontinued operations	—	(0.02)	—	(0.03)

Total basic	$0.40	$0.40	$1.30	$0.97

Diluted:
from continuing operations	$0.39	$0.41	$1.27	$0.97
from discontinued operations	—	(0.02)	—	(0.02)

Total diluted	$0.39	$0.39	$1.27	$0.95

Dividends declared	$0.11	$0.09	$0.29	$0.25

Shares used in computation of earnings per share:
Basic	14,618,072	14,288,860	14,517,580	14,166,811
Impact of dilutive securities	259,725	372,364	309,742	417,681

Diluted	14,877,797	14,661,224	14,827,322	14,584,492

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
	September 30,
	(Unaudited)
	(In thousands)
	2008	2007
Operating activities:
Net earnings	$18,889	$13,791
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	4,757	4,874
Amortization	740	123
Deferred income taxes	(12)	(6)
Noncurrent employee benefits	2,572	1,991
Stock-based compensation expense	839	690
Gain on disposal of long-lived assets	—	(495)
Changes in:
Receivables	(5,255)	(4,351)
Inventories	(10,836)	(1,533)
Prepaid expenses and other current assets	(405)	116
Current liabilities other than debt	3,686	5,747

Total adjustments	(3,914)	7,156

Net cash provided by operations	14,975	20,947

Investing activities:
Property, plant and equipment additions	(10,467)	(12,659)
Proceeds on disposal of long-lived assets	—	3,194
Acquisition of intangible assets	(25,650)	—
Other — net	(691)	(529)

Net cash used for investing activities	(36,808)	(9,994)

Financing activities:
Net increase (decrease) in short-term debt	4,732	(8,374)
Issuance of long-term debt	15,000	—
Repayments of long-term debt	(3,349)	(1,446)
Dividends paid	(4,231)	(3,568)
Proceeds from exercise of stock options	2,002	1,159
Tax benefit on stock options	3,971	1,467
Issuance of treasury stock	136	132

Net cash provided by (used for) financing activities	18,261	(10,630)

Effect of foreign exchange rates on cash	(154)	(349)

Decrease in cash	(3,726)	(26)

Cash — beginning of period from continuing operations	8,670	3,002
Cash — beginning of period from discontinued operations	—	2,046

Cash — beginning of period	8,670	5,048

Cash — end of period from continuing operations	4,944	4,552
Cash — end of period from discontinued operations	—	470

Cash — end of period	$4,944	$5,022

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
Note 1 Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at September 30, 2008, results of operations for the three- and nine-month periods ended September 30, 2008 and 2007, and cash flows for the nine-month periods ended September 30, 2008 and 2007. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.
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
     Warranty and After-Sale Costs
     The Company estimates and records provisions for warranties and other after-sale costs in the period in which the sale is recorded, based on a lag factor and historical warranty claim experience. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company’s warranty and after-sale costs reserve for the nine-month periods ended September 30, 2008 and 2007 are as follows:

	Balance at	Net additions		Balance
	beginning	charged to	Costs	at
(In thousands)	of year	earnings	incurred	September 30

2008	$1,917	$390	$(639)	$1,668
2007	$2,954	$195	$(873)	$2,276
Note 3 Employee Benefit Plans
     The Company maintains a non-contributory defined benefit pension plan for its domestic employees and a non-contributory postretirement plan that provides medical benefits for certain domestic retirees and eligible dependents. The following table sets forth the components of net periodic benefit cost for the three months ended September 30, 2008 and 2007 based on a September 30 measurement date:

				Other
				postretirement
	Pension benefits			benefits
(In thousands)	2008	2007	2008	2007
Service cost	$493	$496	$37	$49
Interest cost	686	629	101	105
Expected return on plan assets	(864)	(883)	—	—
Amortization of prior service cost (credit)	(36)	(37)	45	—
Amortization of net loss	290	282	8	28

Net periodic benefit cost	$569	$487	$191	$182

     The following table sets forth the components of net periodic benefit cost for the nine months ended September 30, 2008 and 2007 based on a September 30 measurement date:

				Other
				postretirement
	Pension benefits			benefits
(In thousands)	2008	2007	2008	2007
Service cost	$1,479	$1,488	$111	$147
Interest cost	2,058	1,887	303	315
Expected return on plan assets	(2,592)	(2,649)	—	—
Amortization of prior service cost (credit)	(108)	(111)	135	—
Amortization of net loss	870	846	24	83

Net periodic benefit cost	$1,707	$1,461	$573	$545

     The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it did not expect to contribute funds to its pension plan in 2008. While the Company believes that it will not be required to make any such contributions in 2008, such belief is based upon the estimated return on plan assets as of the annual measurement date.
     The Company disclosed in its financial statements for the year ended December 31, 2007 that it estimated it would pay $0.6 million in other postretirement benefits in 2008 based on actuarial estimates. As of September 30, 2008, $226,000 of such benefits were paid. The Company now believes that its estimated payments for the full year may be somewhat less than the full-year estimate. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retiree’s portion of certain costs. Note that the amount of benefits paid in calendar year 2008 will not impact the expense for postretirement benefits for the current year.
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
Note 5 Comprehensive Income (Loss)
     Comprehensive income for the three-month periods ended September 30, 2008 and 2007 was $5.7 million and $5.9 million, respectively. Comprehensive income for the nine-month periods ended September 30, 2008 and 2007 was $19.6 million and $14.3 million, respectively.
     Components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
(In thousands)	2008	2007

Cumulative foreign currency translation adjustment	$1,768	$1,713
Unrecognized pension and postretirement benefit plan liabilities	(10,280)	(10,904)

Accumulated other comprehensive loss	$(8,512)	$(9,191)

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
     For the three-month period ended September 30, 2007, net sales from the French operations were zero and net losses were $0.3 million. For the nine-month period ended September 30, 2007, net sales from the French operations were $1.9 million and net losses were $0.4 million.
Note 7 Acquisition of Intangible Assets
     In April 2008, the Company acquired the advanced metering infrastructure (AMI) technology used in its Galaxy® fixed network system from Miltel Communications Ltd. for a purchase price of approximately $25.7 million. The technology agreement included the acquisition of the core technology, including the exclusive right to manufacture the Galaxy® system and distribute it in certain water and gas utility markets, as well as a non-compete clause. The purchase price was recorded in the second quarter of 2008 as intangible assets that will be amortized over estimated lives of 20 and 10 years for the core technology and non-compete arrangement, respectively. This acquisition was initially funded from commercial paper drawn on the Company’s short-term line of credit, which was amended in April 2008 to increase availability to accommodate this purchase.
Note 8 Restricted Stock
     On April 25, 2008, a restricted stock plan was approved which provides for the issuance of non-vested Common Stock to certain eligible employees. The plan authorizes the issuance of shares up to an aggregate of 100,000 shares of Common Stock (no individual participant may be granted more than 20,000 shares in the aggregate), of which 5,100 were issued in May 2008. The restricted stock issued in May is generally subject to a three-year cliff vesting period contingent on employment. Compensation expense related to the issuance of restricted stock was $208,000 for the quarter ended September 30, 2008.
Note 9 Debt and Primary Credit Line
     In July 2008, the Company obtained a $15.0 million unsecured two-year loan that bears interest at 5.04% annually to refinance a portion of the existing short-term debt that funded the above acquisition of the Galaxy intangible assets.
     In October 2008, the Company renewed its principal line of credit ($30.0 million) for one year with its primary lender effective November 1, 2008. This line of credit supports the issuance of commercial paper. Short-term borrowings against this line, other than the issuance of commercial paper, bear interest at one-month Libor plus 125 basis points.
Note 10 Contingencies, Litigation and Commitments
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
     Residential and commercial water meters generally have been classified as either manual read meters or remote read meters via radio technology. A meter that is manually read consists of the water meter and a register displaying the meter reading. Remotely read meters are equipped with radio technology and convert the mechanical measurement to a digital format which is then transmitted via radio frequency to a receiver that collects and formats the data appropriately for the utility’s billing computer. Drive-by systems are referred to as automatic meter reading (AMR) systems and have been the primary technology deployed by water utilities over the past decade, because they provide cost effective and accurate billing data. In a drive-by AMR system, a vehicle equipped for meter reading purposes collects meter reading data.
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
     Utility meter sales, including sales of AMR and AMI products within this category, are generally derived from the water meter replacement requirements of customers, along with their plans for adoption and deployment of new technology. To a much lesser extent, housing starts also contribute to the base of new product sales. Over the last decade there has been a growing trend in the conversion to AMR/AMI from manually read water meters. This conversion rate is accelerating and contributing to an increased base of business available to meter and AMR/AMI producers. It is currently estimated that approximately 25-30% of water meters installed in the United States have been converted to AMR/AMI systems. The Company’s strategy is to solve customers’ metering needs with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.
     The industrial products generally serve a variety of niche flow measurement applications across a broad range of industries. Some of the flow measurement technologies now used industrially, such as positive displacement and turbine flow measurement, were derived from utility meter technologies. Other technologies are very specific to industrial applications. In addition, a growing requirement for industrial meters is to be equipped with specialized communication protocols that control the entire flow measurement process. Serving both the utility and industrial flow measurement market enables the Company to use its wide variety of technology for specific flow measurement and control applications, as well as to utilize existing capacity and spread fixed costs over a larger sales base.
Business Trends
     AMI is the growing standard of technology deployment in the electric utility industry. AMI provides an electric utility with two-way communication to monitor and control electrical devices at the customer’s site. AMI deployments are always fixed network technologies. Although the Company does not participate in the electric utility market, the trend toward AMI is now affecting the water and gas utility AMR market as well. Specifically, in the water industry, fixed network AMI enables the water utility to capture interval readings from each meter on a daily basis. While two-way communication is extremely limited in water fixed network AMI, utilities are contemplating how two-way networks could benefit them. As noted above, the Company markets the Orion® drive-by AMR product line as well as the Galaxy® fixed network AMI product line. The Company believes it is well positioned to sell either product as this trend continues. Since both products have comparable margins, any acceleration or slowdown in this trend is not expected to have a significant impact on the Company.
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
     Prior to the Company’s introduction of its own proprietary Orion® products, Itron® water utility-related products were a significant contributor to the Company’s results. The Company sells Itron® products under an agreement with Itron, Inc. The agreement expires in early 2009 and the Company is currently discussing an extension of the agreement with Itron. The Company’s Orion® products directly compete with Itron® water AMR products and, in recent years, many of the Company’s customers have selected Orion® products. For the full year of 2007, Orion® sales increased by 24.8% compared to 2006 while Itron® licensed product sales decreased by 21.7% compared to 2006. For the first nine months of 2008, Orion® sales were 2.4 times greater than those of the remarketed Itron® sales. The Company expects this trend to continue, although the Company also believes that Itron® licensed products will remain a significant component of utility sales. To date, decreases in sales of the remarketed Itron® licensed products have been offset by increases in sales of Orion® products, which produce a higher gross margin than the remarketed Itron® licensed products. As a result, the Company does not expect this trend to have a material negative impact on the Company’s financial position or results of operations.
Results of Operations — Three Months Ended September 30, 2008
     Net sales for the three months ended September 30, 2008 increased by $6.0 million, or 9.6%, to $68.8 million from $62.8 million in the same period in 2007. The increase was driven by higher sales of the Company’s utility products, offset somewhat by lower sales of its industrial products.
     Residential and commercial water meter and related automation sales represented 82.7% of total net sales for the quarter compared to 80.4% in the third quarter of 2007. These sales were $56.9 million, an increase of $6.4 million, or 12.7%, from $50.5 million in the same period in 2007. This increase was the net result of increased unit volumes utilizing Itron® AMR and Galaxy® technology and increased sales of commercial meters. Price increases also contributed to the higher sales amount. Sales of the Company’s proprietary AMR product, Orion®, were relatively flat over the sales amounts for the third quarter of 2007 while the remarketed Itron® product sales increased by approximately 39%. Despite the decline in its sales, the Orion® products outsold the Itron® products by a ratio of 2.1 to 1 in the three-month period ended September 30, 2008. Commercial meter revenues increased by approximately 21% due to both volume and price increases.
     Industrial sales represented 17.3% of the total net sales for the quarter ended September 30, 2008 compared to 19.6% for the same period in 2007. Industrial sales were $11.9 million in the third quarter of 2008, a decrease of 3.3% over sales of $12.3 million in the same period in 2007. This decrease was due to lower sales in nearly all product lines of this group due to lower volumes as a result of the weaker economy, mitigated somewhat by price increases. The one exception was the valve product line where sales increased primarily due to price increases.
     The total gross margin percentage declined in the third quarter of 2008 to 34.0% from 36.1% for the same period in 2007. The decline was primarily due to product mix in the quarter, offset in part by price increases and favorable warranty experience. The Company’s gross margin is generally higher on its proprietary products than on remarketed products. The third quarter of 2008 had a higher proportion of remarketed products than in the same period in 2007. In addition, during the third quarter, the Company experienced increased costs of materials and freight-related charges compared to the same period in 2007, which were largely offset by sales price increases.
     Selling, engineering and administration costs increased by $1.3 million, or 10.3%, to $14.2 million for the three months ended September 30, 2008 compared to $12.9 million in the same period in 2007. This increase was primarily the result of increased costs associated with higher sales volumes, consulting costs associated with sales process enhancements, increased research and development costs, and increased intangible amortization due to the acquisition of the Galaxy® technology in April 2008. In addition, the Company experienced normal inflationary increases, which were somewhat offset by continuing cost containment efforts.
     The provision for income taxes as a percentage of earnings from continuing operations for the third quarter of 2008 was 33.8% compared to 36.1% for the same period in 2007 and was somewhat lower primarily due to certain foreign exchange tax effects on the annual tax estimate.
     As a result of the above mentioned items, earnings from continuing operations were $5.8 million for the three months ended September 30, 2008 compared to $6.0 million for the three months ended September 30, 2007. On a diluted basis, earnings per share from continuing operations were $0.39 for the third quarter of 2008 compared to $0.41 for the same period in 2007.
Results of Operations — Nine Months Ended September 30, 2008
     Net sales for the nine months ended September 30, 2008 increased nearly by $34.2 million, or 19.2%, to $211.9 million from $177.7 million in the same period in 2007. The increase was driven by higher sales of the Company’s products, especially AMR products, due to higher volumes and increased prices.
     Residential and commercial water meter and related automation net sales represented 82.4% of total sales for the first nine months of 2008 compared to 79.4% in the same period in 2007. These sales were $174.6 million, an increase of $33.7 million, or 23.9%, from $140.9 million in the same period in 2007. This increase was due to increased volumes in units utilizing AMR/AMI technology as well as increased sales of commercial meters. Price increases also contributed to the higher sales amount. Sales of the Company’s proprietary AMR product, Orion®, and the remarketed Itron® product increased by 19.6% and 29.5%, respectively, over the sales amounts for the first nine months of 2007. The ratio of Orion® to Itron® sales was 2.4 to 1 for the nine months ended September 30, 2008. Commercial meter revenues increased by 33.5% due to both volume and price increases. The increases were also due in part to the fact that sales in the first quarter of 2007 were negatively impacted by the timing of orders.
     Industrial sales represented 17.6% of the total net sales for the nine months ended September 30, 2008 compared to 20.6% for the same period in 2007. The decline in percentage occurred despite a very modest increase in industrial sales revenues. Industrial sales were $37.3 million for the first nine months of 2008, an increase of 1.4% over sales of $36.8 million in the same period in 2007. This increase was due to higher valve sales and price increases, mitigated somewhat by lower sales in the other product lines of this group and lower volumes as a result of the weaker economy.
     The total gross margin percentage for the first nine months of 2008 was 35.1% compared to 34.6% for the same period in 2007. The increase was the net effect of higher sales volumes that absorbed fixed manufacturing costs and price increases, offset by higher costs of raw materials.
     Selling, engineering and administration costs increased by $5.5 million, or 14.5%, to $43.5 million for the nine months ended September 30, 2008 compared to $38.0 million in the same period in 2007. This increase was primarily the result of increased selling costs related to efforts to establish a presence for Orion® in the natural gas industry, increased costs associated with higher sales volumes, consulting costs associated with sales process enhancements, increased research and development costs, the effects of foreign exchange, and increased intangible amortization related to the acquisition of the Galaxy® technology early in the second quarter of 2008. In addition, the Company experienced normal inflationary increases, which were somewhat offset by continuing cost containment efforts.
     The provision for income taxes as a percentage of earnings from continuing operations for the nine months ended September 30, 2008 was 36.7%, which was comparable to the same period in 2007.
     As a result of the above mentioned items, earnings from continuing operations were $18.9 million for the nine months ended September 30, 2008 compared to $14.2 million for the nine months ended September 30, 2007. On a diluted basis, earnings per share from continuing operations were $1.27 and $0.97 for the same periods, respectively.
Liquidity and Capital Resources
     The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations for the first nine months of 2008 was $15.0 million compared to $20.9 million for the same period in 2007. The decrease was primarily the net effect of the increase in inventories and receivables in 2008, offset somewhat by increased net earnings to date in 2008.
     The increase in the receivables balance from $30.6 million at December 31, 2007 to $35.8 million at September 30, 2008 was due primarily to the timing of sales and certain cash collections. The Company believes that recent financial concerns in the overall economy will not impact collections of these receivables.
     Inventories at September 30, 2008 increased to $44.9 million from $34.1 million at December 31, 2007 due primarily to longer lead times on certain electrical components, a build-up of inventories for an anticipated plant move, inventories sent to customers awaiting installment that have not yet been recognized as sales, and higher overall costs of material components to support increased sales levels.
     Prepaid expenses and other current assets increased between December 31, 2007 and September 30, 2008 primarily due to the payment of certain calendar year insurance premiums that are expensed ratably over the policy period.
     Net property, plant and equipment at September 30, 2008 increased by $5.7 million since December 31, 2007. This was the result of $10.5 million of capital expenditures, which included $5.6 million associated with the construction of the Company’s new plant in Nogales, Mexico, which is expected to be operational in the fourth quarter of 2008, offset by depreciation expense and disposals.

     Intangible assets increased due to the purchase of the Galaxy® proprietary fixed network AMI technology for $25.7 million early in April 2008, offset by amortization expense.
     Short-term debt at September 30, 2008 increased by $4.7 million compared to the balance at December 31, 2007. During the same period, long-term debt increased on a net basis due to the Company securing a $15 million two-year term loan in July 2008 that bears interest at a fixed rate of 5.04%, offset by scheduled payments. Both increases are a result of the purchase of the Galaxy® technology discussed above. All of the Company’s debt is unsecured and does not carry any financial covenants.
     Payables increased to $16.7 million at September 30, 2008 from $11.4 million at December 31, 2007 primarily as a result of an increase in inventory and the timing of payments. Accrued compensation and employee benefits increased since December 31, 2007 from $6.0 million to $8.1 million due to costs accrued for 2008 expenses to date, offset somewhat by the first quarter 2008 payment of amounts accrued at December 31, 2007. During the same period, warranty and after-sale costs declined to $1.7 million from $1.9 million due to declining claim experience indicating fewer than expected issues for prior sales.
     Income and other taxes increased to $10.0 million at September 30, 2008 from $8.4 million at December 31, 2007 due to increased earnings and the timing of income tax payments.
     Common stock and capital in excess of par value both increased since December 31, 2007 due to new stock issued in connection with the exercise of stock options. Employee benefit stock decreased as a result of a payment made on the Employee Savings and Stock Ownership Plan loan during the first quarter of 2008.
     Accumulated other comprehensive loss was $8.5 million at September 30, 2008 compared to a $9.2 million loss at December 31, 2007. The decrease was due primarily to the amortization in the Statement of Operations of certain pension and postretirement amounts included in accumulated other comprehensive loss as required under SFAS 158, as well as the effects of foreign exchange translations.
     The Company believes its financial condition remains strong. In October 2008, the Company renewed its principal line of credit ($30.0 million) for one year with its primary lender. While interest rates are expected to be higher in the short-term due to market conditions, the Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and development of new products. The Company has $35.3 million of unused credit lines available at September 30, 2008.
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
Item 4 Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2008. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2008 to ensure that information relating to the Company, including its consolidated subsidiaries, was made known to management by others within those entities as appropriate to allow timely decisions regarding required disclosure of the information, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 6 Exhibits

Exhibit No.	Description

3.1	Amendment to Restated Articles of Incorporation [Incorporated by reference to Exhibit 3.1 to Badger Meter, Inc.’s Current Report on Form 8-K dated August 8, 2008 (as filed on August 14, 2008) (Commission File No. 1-6706)].

3.2	Restated Articles of Incorporation, restated in electronic format to include all amendments through August 8, 2008.

3.3	Amendments to Restated By-laws [Incorporated by reference to Exhibit 3.2 to Badger Meter, Inc.’s Current Report on Form 8-K dated August 8, 2008 (as filed on August 14, 2008) (Commission File No. 1-6706)].

3.4	Restated By-laws, as amended and restated effective as of August 8, 2008.

Exhibit No.	Description

4.1	Loan Agreement dated November 1, 2008 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter’s revolving credit loan.

4.2	Loan Agreement dated October 14, 2008 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter’s euro note.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: October 22, 2008	By	/s/ Richard A. Meeusen Richard A. Meeusen
Chairman, President and Chief Executive Officer

By	/s/ Richard E. Johnson Richard E. Johnson
Senior Vice President — Finance, Chief
Financial Officer and Treasurer

By	/s/ Beverly L. P. Smiley Beverly L. P. Smiley
Vice President — Controller

BADGER METER, INC.
Quarterly Report on Form 10-Q for Period Ended September 30, 2008
Exhibit Index

Exhibit No.	Description

3.1	Amendment to Restated Articles of Incorporation [Incorporated by reference to Exhibit 3.1 to Badger Meter, Inc.’s Current Report on Form 8-K dated August 8, 2008 (as filed on August 14, 2008) (Commission File No. 1-6706)].

3.2	Restated Articles of Incorporation, restated in electronic format to include all amendments through August 8, 2008.

3.3	Amendments to Restated By-laws [Incorporated by reference to Exhibit 3.2 to Badger Meter, Inc.’s Current Report on Form 8-K dated August 8, 2008 (as filed on August 14, 2008) (Commission File No. 1-6706)].

3.4	Restated By-laws, as amended and restated effective as of August 8, 2008.

4.1	Loan Agreement dated November 1, 2008 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter’s revolving credit loan.

4.2	Loan Agreement dated October 14, 2008 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter’s euro note.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.