Form 10-K
period 2008-12-31
BADGER METER INC
filed 2009-03-04
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2008

BADGER METER, INC.

4545 W. Brown Deer Road
Milwaukee, Wisconsin 53223
(414) 355-0400
A Wisconsin Corporation
IRS Employer Identification No. 39-0143280
Commission File No. 001-06706

The Company has the following classes of securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of class:	on which registered:

Common Stock	New York Stock Exchange
Common Share Purchase Rights	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Company as of June 30, 2008 was $698,775,631. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $50.53 per share, the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 2008, and (ii) each of the executive officers and directors is deemed to be an affiliate of the Company.

As of February 10, 2009, there were 14,805,304 shares of Common Stock outstanding with a par value of $1 per share.

Portions of the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year, are incorporated by reference from the definitive Proxy Statement into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties that include, among other things:

•	the continued shift in the Company’s business from lower cost, manual read meters toward more expensive, value-added automatic meter reading (AMR) systems and advanced metering infrastructure (AMI) systems;

•	the success or failure of newer Company products, including the Orion® radio frequency AMR system, the Galaxy® fixed network AMI system and the low profile Recordall® Model LP disc series meter;

•	changes in competitive pricing and bids in both the domestic and foreign marketplaces, and particularly in continued intense price competition on government bid contracts for lower cost, manual read meters;

•	the actions (or lack thereof) of the Company’s competitors;

•	changes in the Company’s relationships with its alliance partners, primarily its alliance partners that provide AMR/AMI connectivity solutions, and particularly those that sell products that do or may compete with the Company’s products;

•	changes in the general health of the United States and foreign economies, including to some extent such things as the length and severity of the current global economic downturn, the ability of municipal water utility customers to authorize and finance purchases of the Company’s products, the Company’s ability to obtain financing, housing starts in the United States, and overall industrial activity;

•	changes in the cost and/or availability of needed raw materials and parts, including recent volatility in the cost of brass castings as a result of fluctuations in commodity prices, particularly for copper and scrap metal, at the supplier level and plastic resin as a result of changes in petroleum and natural gas prices;

•	the Company’s expanded role as a prime contractor for providing complete AMR/AMI systems to governmental entities, which brings with it added risks, including but not limited to, Company responsibility for subcontractor performance, additional costs and expenses if the Company and its subcontractors fail to meet the agreed-upon timetable with the governmental entity, and the Company’s expanded warranty and performance obligations;

•	changes in foreign economic conditions, particularly currency fluctuations in the United States dollar, the euro and the peso;

•	the loss of certain single-source suppliers; and

•	changes in laws and regulations, particularly laws dealing with the use of lead (which can be used in the manufacture of certain meters incorporating brass housings) and the U.S. Federal Communications Commission rules affecting the use and/or licensing of radio frequencies necessary for AMR/AMI products.

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

Badger Meter (the “Company”) is a leading manufacturer and marketer of products incorporating liquid flow measurement and control technologies serving markets worldwide. The Company was incorporated in 1905.

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

Markets and Products

The Company is a leading manufacturer and marketer of products incorporating liquid flow measurement and control technologies, developed both internally and in conjunction with other technology companies. Its products are used in a wide variety of applications to measure and control the flow of liquids, but primarily water. The Company’s product lines fall into two general categories, utility and industrial. The utility category is comprised of two primary product lines — residential and commercial water meters that are used by water utilities as the basis for generating water and wastewater revenues. The market for these product lines is North America, primarily the United States, because these meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The utility flow measurement products constitute a majority of the Company’s sales.

Industrial product line sales comprise the remainder of the Company’s sales and include precision valves, electromagnetic inductive flow meters, impeller flow meters, and turbine and positive displacement industrial flow meters. Rounding out the industrial product line are automotive fluid meters used for the measurement of various types of automotive fluids.

Residential and commercial water meters have generally been classified as either manually read meters or remotely read meters via radio technology. A meter that is manually read consists of the water meter and a register that gives a visual display of the meter reading. Meters equipped with radio transmitters convert the mechanical measurement to a digital format which is then transmitted via radio frequency to a receiver that collects and formats the data appropriately for a water utility’s billing computer. Drive-by systems are referred to as automatic meter reading (AMR) systems and have been the primary technology deployed by water utilities over the past decade, providing cost effective and accurate billing data. In a drive-by AMR system, a vehicle equipped for meter reading purposes, including a radio receiver and computer, collects meter reading data.

Of growing interest to water utilities are fixed network advanced metering infrastructure (AMI) systems. These systems do not rely on a drive-by data collector, but rather incorporate a network of permanent radio receivers or data collectors that are always active or listening to the radio transmission from the utility’s meters. Not only do fixed network systems eliminate the need for meter readers, but they have the ability to provide the utility with more frequent and diverse data at specified intervals. The Company’s response to these market requirements is detailed further in the “Business Trends” section of Item 7 in Part II of this 2008 Annual Report on Form 10-K.

The Company’s net sales and corresponding net earnings depend on unit volume and mix of products, with the Company generally earning higher margins on meters equipped with AMR or AMI technology. In addition to selling its proprietary AMR/AMI products including the Orion® drive-by AMR technology and the Galaxy® fixed network AMI system, the Company also remarkets the Itron® drive-by AMR product under a license and distribution agreement. The Company’s proprietary AMR/AMI products generally result in higher margins than the non-proprietary AMR/AMI products that the Company remarkets. The Company also sells registers and radios separately to customers who wish to perform a field upgrade of their existing meters.

One distinctive advantage of the Orion® AMR technology is that while it is fundamentally a drive-by AMR system, the proprietary receiver technology of Orion® has been licensed to other technology providers, including those providing AMR/AMI products that communicate over power lines, broadband networks, and proprietary radio frequency networks. In addition, the Company produces a universal gateway receiver for Orion® that enables Orion® AMR data to be transmitted to a utility customer over a variety of public wireless networks.

Utility meter and AMR/AMI product sales are generally derived from the water meter replacement requirements of customers, along with their plans for adoption and deployment of new technology. To a much lesser extent, housing starts also contribute to the base of new product sales. Over the last decade there has been a growing trend in the conversion to AMR/AMI from manually read water meters. This conversion rate is accelerating and contributing to an increased base of business available to meter and AMR/AMI producers. It is currently estimated that less than 30% of water meters installed in the United States have been converted to AMR/AMI systems. Badger Meter’s strategy is to fulfill customers’ metering expectations and requirements with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.

The industrial products generally serve a variety of niche flow measurement applications across a broad range of industries. For instance, the impeller product line is widely used in irrigation, HVAC and fire prevention equipment. Some of the flow measurement technologies used for industrial applications have been derived from utility meter technologies, such as positive displacement and turbine flow measurement. Other technologies are very specific to industrial applications. In addition, a growing requirement is for industrial meters to be equipped with specialized communication protocols that control the entire flow measurement process. Serving both the utility and industrial flow measurement market enables the Company to use its wide variety of technology for specific flow measurement and control applications, as well as to utilize existing capacity and spread fixed costs over a larger sales base.

The Company’s products are primarily manufactured and assembled in the Company’s Milwaukee, Wisconsin; Tulsa, Oklahoma; Nogales, Mexico; Neuffen, Germany; and Brno, Czech Republic facilities.

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

Competition

There are competitors in each of the markets in which the Company sells its products, and the competition varies from moderate to intense. Major competitors for utility water meters include Sensus Metering Systems, Inc., Neptune Technologies and Elster Water Meter. The Company’s primary competitors for water utility AMR and AMI products are Itron, Inc., Neptune Technologies and Sensus Metering Systems, Inc. While the Company sells its own proprietary AMR/AMI systems (Orion® and Galaxy®), it is also a reseller of the Itron products. A number of the Company’s competitors in certain markets have greater financial resources than the Company. However, the Company believes it currently provides the leading technology in water meters and AMR/AMI systems for water utilities. As a result of significant research and development activities, the Company enjoys favorable patent positions and trade secrets for several of its products.

Backlog

The dollar amounts of the Company’s total backlog of unshipped orders at December 31, 2008 and 2007 were $30.1 million and $38.7 million, respectively. The backlog is comprised of firm orders and signed contractual commitments, or portions of such commitments, that call for shipment within 12 months. Backlog can be significantly affected by the timing of orders for large utility projects and the amounts can vary due to the timing of work performed.

Raw Materials

Raw materials used in the manufacture of the Company’s products include metal or alloys (such as bronze, which uses copper as its main component, aluminum, stainless steel, cast iron, brass and stellite), plastic resins, glass, microprocessors and other electronic subassemblies and components. There are multiple sources for these raw materials, but the Company purchases most bronze castings and certain electronic subassemblies from single suppliers. The Company believes these items would be available from other sources, but that the loss of its current suppliers would result in higher cost of materials, delivery delays, short-term increases in inventory and higher quality control costs in the short term. The Company carries business interruption insurance on key suppliers. World commodity markets and currency exchange rates may also affect prices.

Research and Development

Expenditures for research and development activities relating to the development of new products, improvement of existing products and manufacturing process improvements were $7.1 million in 2008 compared to $5.7 million in 2007 and $5.5 million in 2006. Research and development activities are primarily sponsored by the Company. The Company also engages in some joint research and development with other companies.

Intangible Assets

The Company owns or controls many patents, trademarks and trade names, directly and through license agreements, in the United States and other countries that relate to its products and technologies. No single patent, trademark, trade name or license is material to the Company’s business as a whole. During 2008, the Company acquired the North American rights for the Galaxy® fixed network AMI technology for $25.7 million.

Environmental Protection

The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relating to two landfill sites where it has been named as one of many potentially responsible parties and to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of other named third parties in these matters. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, or with respect to off-site disposal locations used by the Company, could result in future costs to the Company and such amounts could be material. Expenditures during 2008, 2007 and 2006 for compliance with environmental control provisions and regulations were not material.

Employees

The Company and its subsidiaries employed 1,224 persons at December 31, 2008, 207 of whom are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The Company is currently operating under a four-year contract with the union, which expires on October 31, 2012. The Company believes it has good relations with the union and all of its employees.

Foreign Operations and Export Sales

The Company has distributors, direct sales representatives and independent sales representatives throughout the world. Additionally, the Company has a sales, distribution and manufacturing facility in Neuffen, Germany; sales and customer service offices in Mexico, Singapore and Slovakia; manufacturing facilities in Nogales, Mexico; and a manufacturing and sales facility in Brno, Czech Republic. The Company exports products from the United States that are manufactured in Milwaukee, Wisconsin and Tulsa, Oklahoma.

Information about the Company’s foreign operations and export sales is included in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

Financial Information about Industry Segments

The Company operates in one industry segment as a manufacturer and marketer of products incorporating liquid flow measurement and control technologies as described in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Shareholders, potential investors and other readers are urged to consider the significant business risks described below in addition to the other information set forth or incorporated by reference in this 2008 Annual Report on Form 10-K. If any of the events contemplated by the following risks actually occur, our financial condition or results of operations could be materially adversely affected. The following list of risk factors may not be exhaustive. We operate in a continually changing business, economic and geopolitical environment, and new risk factors may emerge from time to time. We can neither predict these new risk factors with certainty nor assess the precise impact, if any, on the business, or the extent to which any factor, or combination of factors, may cause the actual results of operations to differ materially. While there is much uncertainty, we do analyze the risks we face, perform a probability assessment of their impacts and attempt to soften their potential impact when and if possible.

Competitive pressures in the marketplace could decrease revenues and profits:

Competitive pressures in the marketplace for our products could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. We operate in an environment where competition varies from moderate to intense and a number of our competitors have greater financial resources. Our competitors also include alliance partners that sell products that do or may compete with our products, particularly those that provide AMR or AMI connectivity solutions. The principal elements of competition for our most significant product lines, residential and commercial water meters for the utility market (with various AMR/AMI technology systems), are price, product technology, quality and service. The competitive environment is also affected by the movement toward AMR or AMI technologies away from manual read meters, the demand for replacement units and, to some extent such things as the length and severity of the current global economic downturn, the ability of municipal water utility customers to authorize and finance purchases of our products, our ability to obtain financing, housing starts in the United States, and overall industrial activity. For our industrial products, the competitive environment is affected by the general economic health of various industrial sectors particularly in the United States and Europe.

Technological developments could harm future success:

We believe that our future success depends, in part, on our ability to develop technologically advanced products that meet or exceed appropriate industry standards. Although we believe that we currently have a competitive advantage in this area, maintaining such advantage will require continued investment in research and development, sales and marketing. There can be no assurance that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to maintain such competitive advantage. If we are unable to maintain such competitive advantage, our future financial performance may be adversely affected. We are not currently aware of any emerging standards or new products that could render our existing products obsolete.

The inability to obtain adequate supplies of raw materials and component parts could decrease profit margins and negatively impact timely delivery to customers:

We are affected by the availability and prices for raw materials, including metal or alloys (such as bronze, which uses copper as its main component, aluminum, stainless steel, cast iron, brass and stellite), plastic resins, glass, microprocessors and other electronic subassemblies, and components that are used in the manufacturing process. The inability to obtain adequate supplies of raw materials and component parts for our products at favorable prices could have a material adverse effect on our business, financial condition or results of operations by decreasing profit margins and by negatively impacting timely deliveries to customers. In the past, we have been able to offset increases in raw materials and component parts by increased sales prices, active materials management, product engineering programs and the diversity of materials used in the production processes. However, we cannot be certain that we will be able to accomplish this in the future. Since we do not control the actual production of these raw materials and component parts, there may be delays caused by interruption in the production of these materials for reasons that are beyond our control. World commodity markets and inflation may also affect raw material and component part prices.

The length and severity of the current economic downturn could cause a material adverse impact on sales and operating results:

As a supplier of products primarily to water utilities, we may be adversely affected by the length and severity of the current global economic downturn that affects independent distributors, large city utilities, private water companies and numerous smaller municipal water utilities. These customers may delay capital projects, including non-critical maintenance and upgrades, or not have the ability to authorize and finance purchases during economic downturns or instability in world markets. While we also serve several industrial markets to reduce our dependency on the water utility market, a significant downturn in these markets could also cause a material adverse impact on sales and operating results. Therefore, the continued downturn in general economic conditions, as well as in our customers’ markets, could result in a reduction in demand for our products and services and could harm the business.

Failure to manufacture quality products could have a material adverse effect on our business:

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

Changes in environmental or regulatory requirements could entail additional expenses that could decrease profitability:

We cannot predict the nature, scope or effect of future environmental or regulatory requirements to which our operations might be subject or the manner in which existing or future laws will be administered or interpreted. Compliance with such laws or regulations may entail additional expenses that could decrease profitability. We are subject to a variety of environmental laws, such as lead content in certain meters incorporating brass housings, and regulatory laws affecting the use and/or licensing of radio frequencies necessary for AMR/AMI products, as well as regulations related to customs and trade practices. Currently, the cost of complying with existing laws is included as part of our on-going expenses and does not have a material effect on our business or financial position.

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

Operational dependence on attracting and retaining skilled employees could negatively impact growth and decrease profitability:

Our success depends on our continued ability to identify, attract, develop and retain skilled personnel throughout our organization. Current and future compensation arrangements, including benefits, may not be sufficient to attract new employees or retain existing employees, which may hinder our growth. In addition, we estimate liabilities and expenses for pensions and other postretirement benefits that require the use of assumptions relating to the rates used to discount the future estimated liability, rate of return on any assets and various assumptions related to the age and cost of the workforce. Actual results may differ from the estimates and have a material adverse effect on future results of operations or on the financial statements as a whole. Rising healthcare and retirement benefit costs in the United States may also add to cost pressures and decrease our profitability.

Risks to the Company’s reputation could adversely affect success:

The Company has a history of good corporate governance, including procedures and processes that existed prior to the enactment of the Sarbanes-Oxley Act of 2002, as well as related rules and regulations, such as board committee charters, and a Code of Business Conduct that defines how employees interact with various Company stakeholders and addresses issues such as confidentiality, conflict of interest and fair dealing. Failure to maintain this reputation could have a material adverse effect on our business and results of operations.

Failure to successfully integrate acquired businesses or products in the future could adversely affect the operations:

As part of our business strategy, we will continue to evaluate and may pursue selected business or product acquisition opportunities that we believe may provide us with certain operating and financial benefits. If we complete any such acquisitions, they may require integration into our existing business with respect to administrative, financial, sales and marketing, manufacturing and other functions to realize these anticipated benefits. If we are unable to successfully integrate a business or product acquisition, we may not realize the benefits identified in our due diligence process, and our financial results may be negatively impacted. Additionally, significant unexpected liabilities may arise during or after completion of an acquisition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The principal facilities utilized by the Company at December 31, 2008 are listed below. The Company owns all such facilities in fee simple. The Company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

		Approximate area
Location	Principal use	(square feet)

Milwaukee, Wisconsin	Manufacturing and offices	323,000
Tulsa, Oklahoma	Manufacturing and offices	59,500
Brno, Czech Republic	Manufacturing and offices	27,000
Neuffen, Germany	Manufacturing and offices	21,500
Nogales, Mexico	Manufacturing and offices	140,000
Nogales, Mexico	Manufacturing and offices	41,300

ITEM 3.	LEGAL PROCEEDINGS

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

The Company is subject to contingencies related to environmental laws and regulations. Information about the Company’s compliance with environmental regulations is included in Part I, Item 1 of this 2008 Annual Report on Form 10-K under the heading “Environmental Protection.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2008.

ITEM 4A.	EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding the executive officers of the Company.

		Age at
Name	Position	2/28/2009

Richard A. Meeusen	Chairman, President and Chief Executive Officer	54
Ronald H. Dix	Senior Vice President — Administration	64
Richard E. Johnson	Senior Vice President — Finance, Chief Financial Officer and Treasurer	54
William R. A. Bergum	Vice President — General Counsel and Secretary	44
Gregory M. Gomez	Vice President — Engineering	44
Horst E. Gras	Vice President — International Operations	53
Raymond G. Serdynski	Vice President — Manufacturing	52
Beverly L. P. Smiley	Vice President — Controller	59
Dennis J. Webb	Vice President — Sales and Marketing	61
Daniel D. Zandron	Vice President — Business Development	60

There are no family relationships between any of the executive officers. Officers are elected annually at the first meeting of the Board of Directors held after each annual meeting of the shareholders. Each officer holds office until his or her successor has been elected or until his or her death, resignation or removal. There is no arrangement or understanding between any executive officer and any other person pursuant to which he or she was elected as an officer.

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

Mr. Johnson has served as Senior Vice President — Finance, Chief Financial Officer and Treasurer for more than five years.

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

Information required by this Item is set forth in Note 11 “Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

The following information in Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing.

The following graph compares on a cumulative basis the yearly percentage change since January 1, 2004 in (a) the total shareholder return on the Common Stock with (b) the total return on the Russell 2000 Index, (c) the total return on the American Stock Exchange (AMEX), and (d) the total return of a peer group made up of 11 companies in similar industries and with similar market capitalization as selected by an independent consulting firm. The graph assumes $100 invested on December 31, 2003. It further assumes the reinvestment of dividends. The returns of each component company in the peer group have also been weighted based on such company’s relative market capitalization.

Comparison of 5-Year Cumulative Total Return
Among Badger Meter, Inc., Russell Market Index,
American Stock Exchange and Peer Group Index

December 31	2003	2004	2005	2006	2007	2008
Badger Meter, Inc.	$100.00	$160.99	$214.17	$305.88	$501.80	$327.25
Peer Group Index*	$100.00	$99.46	$103.62	$130.26	$140.39	$88.21
AMEX Market Index**	$100.00	$114.51	$126.29	$141.39	$158.74	$94.93
Russell 2000 Index**	$100.00	$118.33	$123.72	$146.44	$144.15	$95.44

*	Peer Group consists of Axcess International, Inc., Badger Meter, Inc., Bio-Rad Labs, Inc., Candela Corporation, Frequency Electronics, Inc., Innovex, Inc., Integral Vision, Inc., K-Tron International, Inc., Keithley Instruments, Inc., Newport Corporation, and Research Frontiers, Inc.

**	Due to the fact that Badger Meter, Inc. moved to the NYSE in June 2008, the Broad Market consists of both the AMEX Market Index, as used in past years, and the Russell 2000 Index.

ITEM 6.	SELECTED FINANCIAL DATA

BADGER METER, INC.

Ten Year Summary of Selected Consolidated Financial Data

	Years ended December 31,
	2008		2007	2006	2005	2004	2003	2002	2001	2000	1999
	(Dollars in thousands except per share data)

Operating results
Net sales		$279,552	234,816	229,754	203,637	188,663	168,728	160,350	138,537	146,389	150,877
Research and development		$7,136	5,714	5,458	5,343	4,572	6,070	5,658	5,422	6,562	6,012
Earnings from continuing operations
before income taxes		$39,555	29,325	27,489	25,664	20,325	15,658	12,359	5,010	10,727	15,659
Earnings from continuing operations		$25,084	18,386	16,568	16,164	12,056	9,798	7,819	3,364	6,941	9,700
Loss from discontinued operations	$	n/a	(1,929)	(9,020)	(2,911)	(2,423)	(2,221)	(548)	n/a	n/a	n/a
Net earnings		$25,084	16,457	7,548	13,253	9,633	7,577	7,271	3,364	6,941	9,700
Earnings from continuing operations to sales		9.0%	7.8%	7.2%	7.4%	6.4%	5.8%	4.9%	2.4%	4.7%	6.4%

Per Common share
Basic earnings from continuing operations		$1.72	1.29	1.19	1.20	0.91	0.76	0.62	0.27	0.53	0.70
Basic loss from discontinued operations	$	n/a	(0.13)	(0.65)	(0.22)	(0.18)	(0.17)	(0.04)	n/a	n/a	n/a
Total basic earnings		$1.72	1.16	0.54	0.98	0.73	0.59	0.58	0.27	0.53	0.70
Diluted earnings from continuing operations		$1.69	1.26	1.15	1.15	0.89	0.75	0.59	0.26	0.50	0.65
Diluted loss from discontinued operations	$	n/a	(0.13)	(0.63)	(0.20)	(0.18)	(0.17)	(0.04)	n/a	n/a	n/a
Total diluted earnings		$1.69	1.13	0.52	0.95	0.71	0.58	0.55	0.26	0.50	0.65
Cash dividends declared:
Common Stock		$0.40	0.34	0.31	0.29	0.28	0.27	0.26	0.25	0.22	0.18
Price range — high		$62.74	46.43	32.20	25.63	16.00	9.94	8.50	8.31	9.35	10.03
Price range — low		$17.58	23.00	19.51	13.23	8.53	6.13	5.52	4.94	5.75	9.85
Closing price		$29.02	44.95	27.70	19.62	14.98	9.54	8.00	5.61	5.75	7.54
Book value*		$7.50	6.33	5.07	5.36	4.77	4.19	3.74	3.38	3.38	3.22

Shares outstanding at year-end
Common Stock		14,808	14,519	14,154	13,696	13,444	13,170	12,882	12,720	12,828	13,360

Financial position
Working capital*		$35,740	38,725	33,648	32,923	25,461	25,946	6,825	23,170	6,822	11,150
Current ratio*		1.7 to 1	1.9 to 1	1.7 to 1	1.8 to 1	1.6 to 1	1.7 to 1	1.1 to 1	2.0 to 1	1.2 to 1	1.3 to 1
Net cash provided by operations		$22,631	28,275	16,750	18,361	6,297	15,221	12,234	8,587	13,251	15,652
Capital expenditures		$13,237	15,971	11,060	9,088	5,582	5,214	5,914	5,007	6,403	9,981
Total assets		$195,358	150,301	139,383	145,867	142,961	133,851	126,463	101,375	98,023	102,186
Short-term and current portion of long-term debt		$19,670	13,582	17,037	13,328	22,887	9,188	26,290	8,264	23,017	16,589
Long-term debt		$5,504	3,129	5,928	15,360	14,819	24,450	13,046	20,498	5,944	11,493
Shareholders’ equity		$111,023	91,969	71,819	73,416	64,066	55,171	48,095	43,002	43,319	43,009
Debt as a percent of total debt and equity*		18.5%	15.4%	26.8%	30.1%	37.0%	37.9%	45.0%	40.1%	40.1%	39.5%
Return on shareholders’ equity*		22.6%	20.0%	23.1%	22.0%	18.8%	17.8%	16.3%	7.8%	16.0%	22.6%
Price/earnings ratio*		17.2	35.7	24.1	17.1	16.8	12.7	11.1	21.6	11.5	11.6

(1)	The Company’s French operations have been presented as discontinued operations for 2002 through 2007, the years of ownership.

(2)	The Company adopted SFAS 123(R), “Share-Based Payments,” effective January 1, 2006, which required the Company to recognize the grant date fair value of share-based awards as compensation expense.

(3)	The Company adopted the provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” on December 31, 2006, with respect to recognizing the funded status of pension and postretirement benefit plans, and at December 31, 2008, with respect to changing the measurement date.

*	Description of calculations as of the applicable year end:

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

BUSINESS DESCRIPTION AND OVERVIEW

The Company is a leading manufacturer and marketer of products incorporating liquid flow measurement and control technologies, developed both internally and in conjunction with other technology companies. Its products are used in a wide variety of applications to measure and control the flow of liquids, but primarily water. The Company’s product lines fall into two general categories, utility and industrial. The utility category is comprised of two primary product lines — residential and commercial water meters that are used by water utilities as the basis for generating water and wastewater revenues. The market for these product lines is North America, primarily the United States, because these meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The utility flow measurement products constitute a majority of the Company’s sales.

Industrial product line sales comprise the remainder of the Company’s sales and include precision valves, electromagnetic inductive flow meters, impeller flow meters, and turbine and positive displacement industrial flow meters. Rounding out the industrial product line are automotive fluid meters used for the measurement of various types of automotive fluids.

Residential and commercial water meters have generally been classified as either manually read meters or remotely read meters via radio technology. A meter that is manually read consists of the water meter and a register that gives a visual display of the meter reading. Meters equipped with radio transmitters convert the mechanical measurement to a digital format which is then transmitted via radio frequency to a receiver that collects and formats the data appropriately for a water utility’s billing computer. Drive-by systems are referred to as automatic meter reading (AMR) systems and have been the primary technology deployed by water utilities over the past decade, providing cost effective and accurate billing data. In a drive-by AMR system, a vehicle equipped for meter reading purposes, including a radio receiver and computer, collects meter reading data.

Of growing interest to water utilities are fixed network advanced metering infrastructure (AMI) systems. These systems do not rely on a drive-by data collector, but rather incorporate a network of permanent radio receivers or data collectors that are always active or listening to the radio transmission from the utility’s meters. Not only do fixed network systems eliminate the need for meter readers, but they have the ability to provide the utility with more frequent and diverse data at specified intervals. The Company’s response to these market requirements is detailed further in the Business Trends section.

The Company’s net sales and corresponding net earnings depend on unit volume and mix of products, with the Company generally earning higher margins on meters equipped with AMR or AMI technology. In addition to selling its proprietary AMR/AMI products including the Orion® drive-by AMR technology and the Galaxy® fixed network AMI system, the Company also remarkets the Itron® drive-by AMR product under a license and distribution agreement. The Company’s proprietary AMR/AMI products generally result in higher margins than the non-proprietary AMR/AMI products that the Company remarkets. The Company also sells registers and radios separately to customers who wish to perform a field upgrade of their existing meters.

One distinctive advantage of the Orion® AMR technology is that while it is fundamentally a drive-by AMR system, the proprietary receiver technology of Orion® has been licensed to other technology providers, including those providing AMR/AMI products that communicate over power lines, broadband networks, and proprietary radio frequency networks. In addition, the Company produces a universal gateway receiver for Orion® that enables Orion® AMR data to be transmitted to a utility customer over a variety of public wireless networks.

Utility meter and AMR/AMI product sales are generally derived from the water meter replacement requirements of customers, along with their plans for adoption and deployment of new technology. To a much lesser extent, housing starts also contribute to the base of new product sales. Over the last decade there has been a growing trend in the conversion to AMR/AMI from manually read water meters. This conversion rate is accelerating and contributing to an increased base of business available to meter and AMR/AMI producers. It is currently estimated that less than 30% of water meters installed in the United States have been converted to AMR/AMI systems. Badger Meter’s strategy is to fulfill customers’ metering expectations and requirements with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.

The industrial products generally serve a variety of niche flow measurement applications across a broad range of industries. For instance, the impeller product line is widely used in irrigation, HVAC and fire prevention equipment. Some of the flow measurement technologies used for industrial applications have been derived from utility meter technologies, such as positive displacement and turbine flow measurement. Other technologies are very specific to industrial applications. In addition, a growing requirement is for industrial meters to be equipped with specialized communication protocols that control the entire flow measurement process. Serving both the utility and industrial flow measurement market enables the Company to use its wide variety of technology for specific flow measurement and control applications, as well as to utilize existing capacity and spread fixed costs over a larger sales base.

Business Trends

AMI is the growing standard of technology deployment in the electric utility industry. AMI provides an electric utility with two-way communication to monitor and control electrical devices at the customer’s site. AMI deployments are fixed network technologies. Although the Company does not participate in the electric market, the trend toward AMI is now affecting the markets the Company does participate in, namely water and gas utility markets. Specifically, in the water industry, fixed network AMI enables the water utility to capture interval readings from each meter on a daily basis. While two-way communication is limited in water fixed network AMI, utilities are contemplating how two-way networks could benefit them. As noted above, the Company markets the Orion® drive-by AMR product line as well as the Galaxy® fixed network AMI product line. The Company is positioned to sell either product in responding to customer requirements. Since both products have comparable margins, any acceleration or slowdown in this trend is not expected to have a significant impact on the Company.

Although there is growing interest in fixed network communication by water utilities, the vast majority of utilities currently installing AMR/AMI continue to select drive-by AMR technologies for their applications. The Company’s Orion® technology has experienced rapid acceptance in the United States. By the end of 2008, more than 1,150 water utilities had selected Orion® as their AMR solution of choice. There are approximately 53,000 water utilities in the United States and the Company estimates that less than 30% of them have converted to an AMR or AMI technology. It is anticipated that even with growing interest in fixed network AMI, drive-by AMR will continue to be the primary product of choice by water utilities for a number of years. Drive-by AMR technology is simply the most cost effective form of AMR currently available to water utilities.

Revenue and Product Mix

Prior to the Company’s introduction of its own proprietary Orion® products, Itron® water utility-related products were a dominant AMR contributor to the Company’s results. Itron® products are sold under an agreement between the Company and Itron, Inc. that was recently extended to early 2011. The Company’s Orion® products directly compete with Itron® water AMR products and, in recent years, many of the Company’s customers have selected Orion® products. In 2008, Orion® sales increased 20.3% while Itron® licensed product sales increased 29.4% compared to 2007. For the year, Orion® sales were 2.4 times greater than those of the Itron® licensed products. The Company expects this relationship to continue and expects that the Itron® products will remain a significant component of utility sales. The increases in both product lines underscores the continued acceptance of the AMR technology by water utilities and affirms the Company’s strategy of selling Itron® products in addition to its own proprietary products.

As the industry continues to evolve, there may be additional opportunities for revenue enhancement. For instance, in recent years the Company has been asked to oversee and perform installation of its products in the field for a limited number of customers. This is usually accomplished by the Company assuming the role of the general contractor, hiring a subcontractor and supervising their work. In 2008, revenues for these types of services totaled approximately $7.1 million compared to $2.9 million in 2007, with most of the increase coming from the installation work for the City of Chicago during 2008. The Company also sells certain extended warranty programs for the technology sold with meters. The extended warranties provide additional services beyond the one-year standard warranty. Revenues for these services are not yet significant. The Company has also begun to sell the Orion® technology to natural gas utilities for installation on their gas meters. In 2008, sales of these products totaled $3.4 million, an increase over 2007 sales of $1.7 million. At this time, it is uncertain as to the extent of growth for these other types of products and services on future periods.

Discontinued Operations

During 2006, the Company carefully evaluated strategic alternatives for its subsidiaries in Nancy, France, including restructuring, sale or shutdown. In the third quarter of 2006, the Company began the process under French law to obtain the requisite governmental and regulatory approvals to close the operation. On October 16, 2006, the decision was finalized. From that date through 2007, all assets and liabilities were liquidated resulting in total after-tax charges of $7.3 million, of which $5.4 million of charges, net of the income tax benefit, were recognized in 2006. All results associated with the Company’s French operations during 2006 and 2007 have been removed from continuing operations and are presented as results of discontinued operations. See Note 3 “Discontinued Operations” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K. All remaining comments in this section relate to continuing operations.

RESULTS OF OPERATIONS

Net Sales

Badger Meter’s net sales increased 19.1% in 2008 to $279.6 million from $234.8 million in 2007. The increase was the net result of higher utility sales, partially offset by lower sales of industrial products.

Residential and commercial water meter and related technology sales represented 83.0% of total net sales in 2008 compared to 79.2% in 2007. These sales increased to $232.0 million, a 24.8% increase over sales in 2007 of $185.9 million. This increase was driven by increased volumes in AMR/AMI sales. Sales of the Company’s Orion® AMR technology increased over 20% from 2007 levels and its sales were 2.4 times greater than the Itron® related products, which saw a 29.4% increase from 2007 levels. Commercial meter sales increased over 33% due to both volume and price increases. Offsetting these increases was a decline in local read meters.

Industrial sales are affected by economic conditions, domestically and internationally, in each of the markets served by the Company’s various product lines. These sales declined 2.8% to $47.6 million in 2008 from $48.9 million in 2007 due to volume declines caused by the economic climate. With the exception of the precision valve products, sales for the Company’s industrial products declined in 2008.

International sales for utility products are generally to customers in Canada and Mexico, which use similar mechanical technology for the water meter itself. International sales for the industrial products are comprised primarily of sales of small valves, electromagnetic meters and automotive fluid meters in Europe, sales of electromagnetic meters with water meters and related technologies in Latin America, and sales of valves and other metering products throughout the world. In Europe, sales are made primarily in Euros. Other international sales are made in U.S. Dollars or local currencies. International sales increased 19.9% to $32.7 million in 2008 from $27.3 million in 2007 due principally to higher sales of industrial products in Europe and higher sales into Mexico.

Badger Meter’s net sales of $234.8 million increased $5.1 million, or 2.2%, for 2007 compared to $229.7 million for 2006. The increase was the result of sales increases in industrial products, while utility sales were approximately the same between years, as further explained below.

Residential and commercial water meter net sales represented 79.2% of total net sales in 2007 compared to 80.9% in 2006. These sales of $185.9 million increased just $20,000 in 2007 compared to 2006. Overall volume declines in bronze manual read meters, meters with Itron® licensed technology and commercial meters were offset by volume increases in plastic meters and in meters with the Company’s Orion® AMR technology. In 2007, sales of Orion® products increased nearly 25%, due mostly to volume increases. By contrast, sales of Itron® related products declined nearly 22% due to lower volumes.

Industrial product net sales increased 11.5% in 2007 over 2006 levels. In total, the sales of industrial products represented 20.8% of total net sales in 2007 compared to 19.1% in 2006. Industrial product net sales increased $5.0 million to $48.9 million in 2007 compared to $43.9 million in 2006 primarily due to higher sales of automotive fluid products, precision valves and other industrial products.

International sales increased 28.8% to $27.3 million in 2007 from $21.2 million in 2006 due principally to higher sales of industrial products in Europe. Favorable foreign exchange rate changes also contributed to the sales increase, notably the strengthening of the Euro against the U.S. Dollar.

Gross Margins

Gross margins were 35.2%, 34.7% and 33.4% for 2008, 2007 and 2006, respectively. Gross margins increased in 2008 as a result of increases in AMR volumes driven by sales of Orion® and Itron® related products as well as price increases put into effect to recover higher cost of materials. Also included in gross margin for 2008 was $994,000 of pre-tax gain associated with the sale of the Company’s Rio Rico, Arizona facility. The increase in gross margin in 2008 was partially offset by lower industrial sales (which generally have higher margins), the mix of AMR technologies sold, and higher sales of turnkey or installation projects on which margins are lower for the services provided. Gross margins increased in 2007 as a result of increases in AMR volumes driven mainly by sales of Orion® products, as well as price increases put into effect to recover the higher cost of materials.

Operating Expenses

Selling, engineering and administration costs increased 13.3% in 2008 compared to 2007 and were the result of increased selling costs related to efforts to establish a presence for Orion® in the natural gas industry, increased costs associated with higher sales volumes, consulting costs associated with sales process enhancements, increased research and development costs, the effects of foreign exchange, and increased intangible amortization related to the acquisition of the North American rights for the Galaxy® fixed network AMI technology in the second quarter of 2008. In addition, the Company experienced normal inflationary increases, which were somewhat offset by continuing cost containment efforts. Selling, engineering and administration costs increased 6.1% in 2007 compared to 2006 as a net result of higher legal fees associated with successfully completed litigation, increased reserves for uncollectible receivables, increased product development costs and normal inflationary pressures, partially offset by continued cost controls.

Interest Expense

Interest expense increased slightly in 2008 compared to 2007 as the result of higher debt levels primarily due to the acquisition of the North American rights for the Galaxy® fixed network AMI technology. Interest expense was approximately the same between 2007 and 2006.

Income Taxes

Income taxes as a percentage of earnings from continuing operations before income taxes were 36.6%, 37.3% and 39.7% for 2008, 2007 and 2006, respectively. The decrease in the effective tax rate in 2008 and 2007 was due to an increase in the U.S. income tax deduction available to manufacturers for qualified production activities (Section 199 Deduction).

Earnings and Diluted Earnings Per Share from Continuing Operations

As a result of the above-mentioned items, earnings from continuing operations were $25.1 million, $18.4 million and $16.6 million in 2008, 2007 and 2006, respectively. On a diluted basis, earnings per share from continuing operations were $1.69, $1.26 and $1.15 respectively, for the same periods.

LIQUIDITY AND CAPITAL RESOURCES

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations in 2008 was $27.1 million compared to $28.3 million in 2007. The decrease in cash provided by operations in 2008 was due to higher receivable and inventory balances, partially offset by improved earnings. Cash provided by operations in 2007 was $28.3 million compared to $16.8 million in 2006. The increase in cash provided by operations in 2007 was due principally to improved earnings.

Receivables at December 31, 2008 increased by 16.7% compared to December 31, 2007, due primarily to higher fourth quarter sales, which increased 18.3% in 2008 compared to the fourth quarter of 2007. Inventories at December 31, 2008 increased by 15.3% compared to December 31, 2007, due to the increased sales activity and the timing of inventory purchases.

Prepaid expenses and other current assets decreased $1.1 million between December 31, 2008 and 2007. The main reason for the decrease was that the prior year balance included $0.7 million of remaining book value related to the Rio Rico, Arizona facility that was sold in 2008.

Capital expenditures totaled $13.2 million in 2008, $16.0 million in 2007 and $11.1 million in 2006. These amounts vary due to the timing of capital expenditures. Included in capital expenditures for 2008 and 2007 was approximately $6.2 million and $8.0 million, respectively, related to the construction of two facilities in Mexico and a small addition to the Czech Republic facility compared to $6.2 million of construction in 2006 for new facilities in Mexico and Germany. The Company believes it now has capacity to increase production levels with minimal additional capital expenditures.

Intangible assets increased to $25.0 million at December 31, 2008 from $0.5 million at December 31, 2007 due to the acquisition of the North American rights for the Galaxy® fixed network AMI technology.

Long-term deferred income tax assets increased to $9.3 million at December 31, 2008 from $3.4 million at December 31, 2007 principally due to the tax impact of the increased pension liabilities.

Short-term debt, the current portion of long-term debt and long-term debt all vary individually due to the amounts borrowed and the timing of payments. These accounts totaled $25.2 million at December 31, 2008, which was an increase from $16.7 million at December 31, 2007. The debt levels increased primarily because of the acquisition of the Galaxy® fixed network AMI technology in the second quarter of 2008. At December 31, 2008, debt represented 18.5% of the Company’s total capitalization. None of the Company’s debt carries financial covenants or is secured.

The $1.9 million increase in payables between years was primarily the result of the timing of purchases. Accrued compensation and employee benefits increased $2.7 million between years due primarily to higher employee incentives. Warranty and after-sale costs decreased $0.6 million to $1.3 million at December 31, 2008 due to fewer warranty claims as the result of improved manufacturing processes for products introduced in recent years.

Other accrued employee benefits increased to $21.3 million at December 31, 2008 from $7.0 million at December 31, 2007, primarily due to an increase in the Company’s pension liability, resulting from the negative return on pension plan assets in 2008.

Common Stock and capital in excess of par value both increased during 2008 due primarily to the exercise of stock options, stock compensation expense and the tax benefit on stock options. Treasury stock decreased due to shares issued in connection the Company’s dividend reinvestment program.

Accumulated other comprehensive loss increased by $7.5 million, net of tax, primarily due to changes in the funded status of the Company’s pension plan and other post-employment benefits.

Despite the current economic climate, Badger Meter’s financial condition remains strong. The Company believes that its operating cash flows, available borrowing capacity including $36.0 million of unused credit lines at December 31, 2008, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company’s principal line of credit is in effect until October 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements at December 31, 2008.

CONTRACTUAL OBLIGATIONS

The Company guarantees the outstanding debt of its Employee Savings and Stock Option Plan (the “ESSOP”) that is recorded in long-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders’ equity. The loan amount is secured by shares of the Company’s Common Stock. Payments of $23,000 and $62,000 in 2008 and 2007, respectively, reduced the loan to $659,000 at December 31, 2008. The terms of the loan allow variable payments of principal with the final principal and interest payment due on April 30, 2010.

The following table includes the Company’s significant contractual obligations as of December 31, 2008. There are no undisclosed guarantees.

	Payments due by period
		Less than
	Total	1 year	1-3 years	4-6 years
	(In thousands)

Current portion and long-term debt	$14,520	$9,675	$4,845	$—
Interest on current portion and long-term debt	600	528	72	—
Short-term debt	9,995	9,995	—	—
Construction of facilities	138	138	—	—
ESSOP	659	74	585	—
Operating leases	630	299	253	78

Total contractual obligations	$26,542	$20,709	$5,755	$78

Other than items included in the preceding table, as of December 31, 2008, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and postretirement plans which are discussed in detail in Note 7 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K. As of the most recent actuarial measurement date, a contribution to the pension plan is initially anticipated to be $4.9 million in 2009 due to the reduction in the market value of the underlying investments. However, this estimate is subject to further calculations prior to the actual payment. Postretirement medical claims are paid by the Company as they are submitted, and they are anticipated to be $595,000 in 2009 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company’s accounting policies are more fully described in Note 1 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K. As discussed in Note 1, the preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s more significant estimates relate primarily to the following judgmental reserves: allowance for doubtful accounts, reserve for obsolete inventories, warranty and after-sale costs reserve, and the health care reserve for claims incurred, as well as claims incurred but not reported. Each of these reserves is evaluated quarterly and is reviewed with the Company’s Disclosure Committee and the Audit and Compliance Committee of the Board of Directors. The basis for the reserve amounts is determined by analyzing the anticipated exposure for each account, and then selecting the most likely amount based upon historical experience and various other considerations that are believed to be reasonable under the circumstances. This method has been used for all years in the presented financials and has been used consistently throughout each year. Actual results may differ from these estimates under different assumptions or conditions.

The criteria used for calculating each of the reserve amounts varies by type of reserve. For the allowance for doubtful accounts reserve, significant past due balances are individually reviewed for collectibility, while the balance of accounts are reviewed in conjunction with applying historical write-off ratios. The calculation for the obsolete inventories reserve is determined by analyzing the relationship between the age and quantity of items on hand versus estimated usage to determine if excess quantities exist. The calculation for warranty and after-sale costs reserve uses criteria that include known potential problems on past sales as well as historical claim experience and current warranty trends. The health care reserve for claims incurred, but not reported is determined by using medical cost trend analyses, reviewing subsequent payments made and estimating unbilled amounts. The changes in the balances of these reserves at December 31, 2008 compared to the prior year were due to normal business conditions and are not deemed to be significant. While the Company continually tries to improve its estimates, no significant changes in the underlying processes are expected in 2009.

The Company also uses estimates in three other significant areas: (i) pension and other postretirement obligations and costs, (ii) stock-based compensation , and (iii) income taxes. The actuarial valuation of benefit obligations and net periodic benefit costs rely on key assumptions including discount rates, long-term expected return on plan assets, future compensation and healthcare cost trend rates. The total cost of the Company’s share-based awards is equal to the grant date fair value per award multiplied by the number of awards granted, adjusted for forfeitures. Forfeitures are initially estimated based on historical Company information and subsequently updated over the life of the awards to ultimately reflect actual forfeitures, which could have an impact on the amount of stock compensation cost recognized from period to period. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results as compared to those forecasted at the beginning of the fiscal year. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company evaluates and updates all of these assumptions quarterly. Actual results may differ from these estimates.

OTHER MATTERS

The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relating to two landfill sites where it has been named as one of many potentially responsible parties and to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of other named third parties in these matters. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, or with respect to off-site disposal locations used by the Company, could result in future costs to the Company and such amounts could be material. Expenditures during 2008, 2007 and 2006 for compliance with environmental control provisions and regulations were not material.

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

The Company’s ability to generate operating income and to increase profitability depends somewhat on the general health of the United States and foreign economies, including to some extent such things as the length and severity of the current global economic downturn, the ability of municipal water utility customers to authorize and finance purchases of the Company’s products, the Company’s ability to obtain financing, housing starts in the United States, and overall industrial activity. In addition, changes in governmental laws and regulations, particularly laws dealing with the use of lead or rules affecting the use and/or licensing of radio frequencies necessary for AMR/AMI products may impact the results of operations. These factors are largely beyond the Company’s control and depend on the economic condition and regulatory environment of the geographic region of the Company’s operations.

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

The Company’s foreign currency risk relates to the sales of products to foreign customers and purchases of material from foreign vendors. The Company uses lines of credit with U.S. and European banks to offset currency exposure related to European receivables and other monetary assets. As of December 31, 2008 and 2007, the Company’s foreign currency net monetary assets were substantially offset by comparable debt resulting in no material exposure to the results of operations.

The Company typically does not hold or issue derivative instruments and has a policy specifically prohibiting the use of such instruments for trading purposes.

The Company’s short-term debt on December 31, 2008 was floating rate debt with market values approximating carrying value. Fixed rate debt was principally two U.S. dollar term loans with a 5.04% and 5.59% interest rate, respectively, and a Euro revolving term loan with a 4.71% interest rate. For the short-term floating rate debt, future annual interest costs will fluctuate based upon short-term interest rates. For the short-term debt on hand on December 31, 2008, the effect of a 1% change in interest rates is approximately $100,000.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Information required by this Item is set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in this 2008 Annual Report on Form 10-K.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

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

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Badger Meter, Inc.

We have audited Badger Meter, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Badger Meter, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Badger Meter, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Badger Meter, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Badger Meter, Inc. and our report dated February 27, 2009, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Milwaukee, Wisconsin
February 27, 2009

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Badger Meter, Inc.

We have audited the accompanying consolidated balance sheets of Badger Meter, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Badger Meter, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the Consolidated Financial Statements, on December 31, 2008, the Company changed the measurement date for its defined benefit pension and postretirement healthcare plans to coincide with its balance sheet date.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Badger Meter, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Milwaukee, Wisconsin
February 27, 2009

BADGER METER, INC.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(Dollars in thousands except share and per share amounts)

ASSETS
Current assets:
Cash	$6,217	$8,670
Receivables	35,767	30,638
Inventories:
Finished goods	13,484	8,225
Work in process	10,990	10,660
Raw materials	14,841	15,209

Total inventories	39,315	34,094
Prepaid expenses and other current assets	2,316	3,450
Deferred income taxes	2,914	3,082

Total current assets	86,529	79,934
Property, plant and equipment, at cost:
Land and improvements	7,097	7,177
Buildings and improvements	45,522	39,448
Machinery and equipment	81,315	79,053

	133,934	125,678
Less accumulated depreciation	(72,111)	(71,100)

Net property, plant and equipment	61,823	54,578
Intangible assets, at cost less accumulated amortization	25,030	477
Other assets	5,713	4,919
Deferred income taxes	9,305	3,435
Goodwill	6,958	6,958

Total assets	$195,358	$150,301

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$9,995	$10,844
Current portion of long-term debt	9,675	2,738
Payables	13,230	11,363
Accrued compensation and employee benefits	8,714	5,988
Warranty and after-sale costs	1,327	1,917
Income and other taxes	7,848	8,359

Total current liabilities	50,789	41,209
Other long-term liabilities	1,059	627
Deferred income taxes	133	244
Accrued non-pension postretirement benefits	5,585	6,083
Other accrued employee benefits	21,265	7,040
Long-term debt	5,504	3,129
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common Stock, $1 par; authorized 40,000,000 shares; issued 21,074,170 shares in 2008 and 20,902,236 shares in 2007	21,074	20,902
Capital in excess of par value	31,563	24,655
Reinvested earnings	107,887	89,061
Accumulated other comprehensive loss	(16,672)	(9,191)
Less:Employee benefit stock	(659)	(682)
Treasury stock, at cost; 6,265,708 shares in 2008 and 6,383,690 shares in 2007	(32,170)	(32,776)

Total shareholders’ equity	111,023	91,969

Total liabilities and shareholders’ equity	$195,358	$150,301

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2008	2007	2006
	(In thousands except per share amounts)

Net sales	$279,552	$234,816	$229,754
Cost of sales	181,094	153,418	153,126

Gross margin	98,458	81,398	76,628
Selling, engineering and administration	57,556	50,782	47,840

Operating earnings	40,902	30,616	28,788
Interest expense	1,347	1,291	1,299

Earnings from continuing operations before income taxes	39,555	29,325	27,489
Provision for income taxes (Note 8)	14,471	10,939	10,921

Earnings from continuing operations	25,084	18,386	16,568
Loss from discontinued operations net of income taxes (Note 3)	—	(1,929)	(9,020)

Net earnings	$25,084	$16,457	$7,548

Earnings (loss) per share:
Basic:
from continuing operations	$1.72	$1.29	$1.19
from discontinued operations	$—	$(0.13)	$(0.65)

Total basic	$1.72	$1.16	$0.54

Diluted:
from continuing operations	$1.69	$1.26	$1.15
from discontinued operations	$—	$(0.13)	$(0.63)

Total diluted	$1.69	$1.13	$0.52

Shares used in computation of earnings (loss) per share:
Basic	14,556	14,211	13,868
Impact of dilutive securities	281	406	521

Diluted	14,837	14,617	14,389

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Operating activities:
Net earnings	$25,084	$16,457	$7,548
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	5,954	6,308	6,589
Amortization	1,097	159	418
Deferred income taxes	(1,489)	(1,149)	(2,081)
Long-lived asset impairment	—	—	1,369
Gain on disposal of long-lived assets	(994)	(495)	—
Noncurrent employee benefits	3,398	3,167	3,116
Stock-based compensation expense	1,272	1,202	1,031
Changes in:
Receivables	(6,028)	301	1,373
Inventories	(5,577)	241	(1,531)
Prepaid expenses and other current assets	371	(58)	302
Current liabilities other than debt	3,964	2,142	(1,384)

Total adjustments	1,968	11,818	9,202

Net cash provided by operations	27,052	28,275	16,750

Investing activities:
Property, plant and equipment additions	(13,237)	(15,971)	(11,060)
Proceeds on disposal of long-lived assets	1,632	3,194	—
Acquisition of intangible assets	(25,650)	—	—
Other — net	(909)	(341)	(516)

Net cash used for investing activities	(38,164)	(13,118)	(11,576)

Financing activities:
Net increase (decrease) in short-term debt	(755)	(7,957)	8,971
Issuance of long-term debt	15,000	—	—
Repayments of long-term debt	(5,688)	(1,943)	(14,919)
Dividends paid	(5,851)	(4,866)	(4,327)
Proceeds from exercise of stock options	2,045	1,517	3,057
Tax benefit on stock options	3,988	1,997	2,935
Issuance of treasury stock	176	170	579

Net cash provided by (used for) financing activities	8,915	(11,082)	(3,704)

Effect of foreign exchange rates on cash	(256)	(453)	(825)

Increase (decrease) in cash	(2,453)	3,622	645
Cash — beginning of period from continuing operations	8,670	3,002	3,215
Cash — beginning of period from discontinued operations	—	2,046	1,188

Cash — beginning of period	8,670	5,048	4,403

Cash — end of period from continuing operations	6,217	8,670	3,002
Cash — end of period from discontinued operations	—	—	2,046

Cash — end of period	$6,217	$8,670	$5,048

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$10,861	$4,735	$10,846
Interest (including $647 and $282 of capitalized interest in 2008 and 2007, respectively)	$1,541	$1,699	$1,609

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Shareholders’ Equity

	Years Ended December 31,
				Accumulated	Employee
				other	benefit
		Capital in		comprehensive	and
	Common	excess of	Reinvested	income	restricted	Treasury
	stock	par value	earnings	(loss)	stock	stock	Total
	(In thousands except per share amounts)

Balance, December 31, 2005	$20,112	$13,320	$74,258	$1	$(1,357)	$(32,918)	$73,416

Comprehensive income (loss):
Net earnings	—	—	7,548	—	—	—	7,548
Other comprehensive income (loss):
Minimum employee benefit liability (net of $6,525 tax effect)	—	—	—	(10,548)	—	—	(10,548)
Foreign currency translation	—	—	—	1,183	—	—	1,183

Comprehensive loss							(1,817)
Impact of adoption of SFAS 158 (net of $1,658 tax effect)	—	—	—	(2,677)	—	—	(2,677)
Cash dividends of $0.31 per share	—	—	(4,327)	—	—	—	(4,327)
Stock options exercised	393	2,329	—	—	—	—	2,722
Tax benefit on stock options and dividends	—	2,935	—	—	—	—	2,935
ESSOP transactions	—	158	—	—	171	—	329
Stock-based compensation	48	769	—	—	—	—	817
Impact of adoption of SFAS 123(R)	—	(442)	—	—	442	—	—
Issuance of treasury stock	—	359	—	—	—	62	421

Balance, December 31, 2006	20,553	19,428	77,479	(12,041)	(744)	(32,856)	71,819

Comprehensive income:
Net earnings	—	—	16,457	—	—	—	16,457
Other comprehensive income:
Employee benefit funded status adjustment (net of $1,731 tax effect)	—	—	—	2,795	—	—	2,795
Foreign currency translation	—	—	—	55	—	—	55

Comprehensive income							19,307
Cash dividends of $0.34 per share	—	—	(4,875)	—	—	—	(4,875)
Stock options exercised	329	1,796	—	—	—	—	2,125
Tax benefit on stock options and dividends	—	1,997	—	—	—	—	1,997
ESSOP transactions	—	190	—	—	62	—	252
Stock-based compensation	20	915	—	—	—	—	935
Issuance of treasury stock	—	329	—	—	—	80	409

Balance, December 31, 2007	20,902	24,655	89,061	(9,191)	(682)	(32,776)	91,969

Comprehensive income:
Net earnings	—	—	25,084	—	—	—	25,084
Other comprehensive income (loss):
Employee benefit funded status adjustment (net of $4,402 tax effect)	—	—	—	(7,407)	—	—	(7,407)
Foreign currency translation	—	—	—	(74)	—	—	(74)

Comprehensive income							17,603
Change in SFAS 158 benefit measurement date (net of $242 tax effect)	—	—	(397)	—	—	—	(397)
Cash dividends of $0.40 per share	—	—	(5,861)	—	—	—	(5,861)
Stock options exercised	271	1,821	—	—	—	—	2,092
Tax benefit on stock options and dividends	—	3,988	—	—	—	—	3,988
ESSOP transactions	—	160	—	—	23	—	183
Reclass Common and treasury shares	(99)	(461)	—	—	—	560	—
Stock-based compensation	—	1,031	—	—	—	—	1,031
Issuance of treasury stock	—	369	—	—	—	46	415

Balance, December 31, 2008	$21,074	$31,563	$107,887	$(16,672)	$(659)	$(32,170)	$111,023

See accompanying notes.

BADGER METER, INC.

Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Note 1	Summary of Significant Accounting Policies

Profile

The Company is a leading manufacturer and marketer of products incorporating liquid flow measurement and control technologies, developed both internally and in conjunction with other technology companies. Its products are used in a wide variety of applications to measure and control the flow of liquids, but primarily water. The Company’s product lines fall into two general categories, utility and industrial. The utility category is comprised of two primary product lines — residential and commercial water meters that are used by water utilities as the basis for generating water and wastewater revenues. The market for these product lines is North America, primarily the United States, because these meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The utility flow measurement products constitute a majority of the Company’s sales.

Industrial product line sales comprise the remainder of the Company’s sales and include precision valves, electromagnetic inductive flow meters, impeller flow meters, and turbine and positive displacement industrial flow meters. Rounding out the industrial product line are automotive fluid meters used for the measurement of various types of automotive fluids.

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

	Balance at	Provision	Write-offs	Balance
	beginning	and reserve	less	at end
	of year	adjustments	recoveries	of year
	(In thousands)

2008	$536	$243	$(219)	$560
2007	$542	$439	$(445)	$536
2006	$622	$(78)	$(2)	$542

Inventories

Inventories are valued primarily at the lower of cost or market. Cost is determined using the first-in, first-out method. Market is determined based on the net realizable value. The Company estimates and records provisions for obsolete inventories. Changes to the Company’s obsolete inventories reserve are as follows:

	Balance at	Net additions		Balance
	beginning	charged to		at end
	of year	earnings	Disposals	of year
	(In thousands)

2008	$1,662	$1,506	$(1,422)	$1,746
2007	$1,327	$972	$(637)	$1,662
2006	$1,140	$802	$(615)	$1,327

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets, principally by the straight-line method. The estimated useful lives of assets are: for land improvements, 15 years; for buildings and improvements, 10 — 39 years; and for machinery and equipment, 3 — 20 years.

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

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from 5.5 to 20 years. The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense expected to be recognized is $1.4 million in each of the subsequent five years beginning with 2009. The increase in the technology and non-compete agreement intangibles in 2008 was due to the acquisition of the North American rights for the Galaxy® fixed network AMI technology for $25.7 million. The carrying value and accumulated amortization by major class of intangible assets are as follows:

	December 31, 2008		December 31, 2007
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
	(In thousands)

Technologies	$24,472	$1,439	$572	$518
Non-compete agreement	1,750	131	—	—
Licenses	700	372	700	342
Trademarks	150	100	150	85

Total intangibles	$27,072	$2,042	$1,422	$945

Goodwill

Goodwill is tested for impairment annually during the fourth fiscal quarter or more frequently if an event indicates that the goodwill might be impaired in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” No adjustments were recorded to goodwill as a result of those reviews during 2008 and 2007.

Revenue Recognition

Revenues are generally recognized upon shipment of product, which corresponds with the transfer of title. The costs of shipping are billed to the customer upon shipment and are included in cost of sales. A small portion of the Company’s sales includes shipments of products combined with services, such as meters sold with installation. The product and installation components of these multiple deliverable arrangements are considered separate units of accounting. The value of these separate units of accounting is determined based on their relative fair values determined on a stand-alone basis. Revenue is generally recognized when the last element is delivered, which corresponds with installation and acceptance by the customer. The Company also sells extended service and warranty agreements on certain products for the period subsequent to the normal warranty provided with the original product sale. Revenue is recognized over the service agreement period, which is generally one year. Revenues associated with the Company’s services increased from 2007 to 2008, but are not yet in excess of 10% of total revenues.

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

	Balance at	Net additions	Costs	Balance
	beginning	charged to	incurred and	at end
	of year	earnings	adjustments	of year
	(In thousands)

2008	$1,917	$195	$(785)	$1,327
2007	$2,954	$28	$(1,065)	$1,917
2006	$3,047	$1,341	$(1,434)	$2,954

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

Research and Development

Research and development costs are charged to expense as incurred and amounted to $7.1 million, $5.7 million and $5.5 million in 2008, 2007 and 2006, respectively.

Stock-Based Compensation Plans

At December 31, 2008, the Company had two types of stock-based employee compensation plans as described in Note 5, “Stock Compensation.”

The Company recognizes the cost of stock-based awards for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. Total stock compensation expense recognized by the Company was $1.3 million for 2008, $1.2 million for 2007 and $1.0 million for 2006.

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

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) at December 31 are as follows:

	2008	2007
	(In thousands)

Cumulative foreign currency translation adjustment	$1,639	$1,713
Unrecognized pension and postretirement benefit plan liabilities net of tax	(18,311)	(10,904)

Accumulated other comprehensive loss	$(16,672)	$(9,191)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Share

Basic earnings per share is computed by dividing net earnings/loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed reflecting the potential dilutive effect of share-based awards under the treasury stock method, which assumes the Company uses proceeds from the exercise of share-based awards to repurchase the Company’s Common Stock at the average market price during the period. In applying the treasury stock method, the market price for the Company’s Common Stock was determined based on observable market prices and valuation techniques.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 became effective for the Company on January 1, 2008. The adoption of SFAS 157 had no impact on the Company’s consolidated financial statements and notes thereto.

New Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (Revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. The statement also establishes disclosure requirements that enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) was effective for the Company on January 1, 2009 and must be applied prospectively to all new acquisitions closing on or after January 1, 2009. The Company does not expect that the adoption of SFAS 141(R) will have a material impact on its consolidated financial statements or notes thereto.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. The standard was effective for the Company on January 1, 2009 and must be applied prospectively. The Company does not expect that the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). Effective January 1, 2009, companies are required to provide enhanced disclosures about: (a) how and why a company uses derivative instruments; (b) how

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect a company’s financial position, financial performance and cash flows. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements or notes thereto.

Note 2	Common Stock

A.	Common Stock and Rights Agreement

The Company has Common Stock and also Common Share Purchase Rights that trade with the Common Stock. The Common Share Purchase Rights were issued pursuant to the shareholder rights plan discussed below.

On February 15, 2008, the Board of Directors of the Company adopted a shareholder rights plan and declared a dividend of one common share purchase right for each outstanding share of Common Stock of the Company payable to the stockholders of record on May 26, 2008. The plan was effective as of May 27, 2008. Each right entitles the registered holder to purchase from the Company one share of Common Stock at a price of $200.00 per share, subject to adjustment. Subject to certain conditions, the rights are redeemable by the Company and are exchangeable for shares of Common Stock at a favorable price. The rights have no voting power and unless the rights are redeemed, exchanged or terminated earlier, they will expire on May 26, 2018.

B.	Stock Options

Stock options to purchase 67,920 shares of the Company’s Stock in 2008 and 36,200 shares of the Company’s Common Stock in 2006 were not included in the computation of dilutive securities because the exercise price was greater than the average stock price for that period, and accordingly their inclusion would have been anti-dilutive.

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

In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the Company’s French subsidiaries have been reported as discontinued operations for 2006 and 2007. Revenues from the Company’s French subsidiaries for the years ended December 31,

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

2007 and 2006 were $1.9 million and $11.2 million, respectively. Losses before income taxes for the years ended December 31, 2007 and 2006 were $1.2 million and $10.7 million, respectively.

There were no assets or liabilities of discontinued operations included in the Consolidated Balance Sheet as of December 31, 2007.

Note 4	Short-term Debt and Credit Lines

Short-term debt at December 31, 2008 and 2007 consisted of:

	2008	2007
	(In thousands)

Notes payable to banks	$5,740	$10,844
Commercial paper	4,255	—

Total short-term debt	$9,995	$10,844

Included in notes payable to banks for 2008 was $3.4 million borrowed under a 3.7 million euro-based (U.S. dollar equivalent of $5.1 million at December 31, 2008) revolving loan facility that bears interest at 4.71% and expires in October 2009, and $2.3 million outstanding under revolving credit facilities which bear interest at 4.81%. The Company has $46.0 million of short-term credit lines with domestic and foreign banks, which includes a $30.0 million line of credit that can also support the issuance of commercial paper.

Note 5	Stock Compensation

A.	Stock Options

The Company has six stock option plans which provide for the issuance of options to key employees and directors of the Company or for which issued options are still outstanding. Each plan authorizes the issuance of options to purchase up to an aggregate of 800,000 shares of the Company’s Common Stock, with vesting periods of up to ten years and maximum option terms of ten years. Stock option compensation expense recognized by the Company for the year ended December 31, 2008 was $232,000 compared to $209,000 in 2007 and $298,000 in 2006. As of December 31, 2008, options to purchase 504,280 shares of the Company’s Common Stock were available for grant under two of these plans.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the transactions of the Company’s stock option plans for the three-year period ended December 31, 2008:

		Weighted-average
	Number of shares	exercise price

Options outstanding — December 31, 2005	1,289,756	$7.35
Options granted	28,200	$31.41
Options exercised	(395,564)	$6.89
Options forfeited	(5,040)	$8.59

Options outstanding — December 31, 2006	917,352	$8.27
Options granted	23,100	$24.94
Options exercised	(328,902)	$6.46
Options forfeited	(7,680)	$23.44

Options outstanding — December 31, 2007	603,870	$9.71
Options granted	21,300	$52.81
Options exercised	(270,800)	$7.73
Options forfeited	(5,440)	$10.02

Options outstanding — December 31, 2008	348,930	$13.87

Price range $5.75 — $7.00 (weighted-average contractual life of 4.1 years)	98,050	$6.81
Price range $7.01 — $10.00 (weighted-average contractual life of 1.4 years)	139,240	$7.84
Price range $10.01 — $52.81 (weighted-average contractual life of 6.5 years)	111,640	$27.60

Exercisable options —
December 31, 2006	606,552	$7.12
December 31, 2007	447,522	$8.01
December 31, 2008	246,262	$9.14

The following assumptions were used for valuing options granted in the years ended December 31:

	2008	2007

Per share fair value of options granted during the period	$20.25	$7.36
Risk-free interest rate	3.08%	4.56%
Dividend yield	0.68%	1.28%
Volatility factor	39%	36%
Weighted-average expected life in years	5.4	3.5

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the aggregate intrinsic value related to options exercised, outstanding and exercisable as of and for the years ended December 31:

	2008	2007
	(In thousands)

Exercised	$10,860	$7,432
Outstanding	$5,287	$21,283
Exercisable	$4,895	$16,533

As of December 31, 2008, the unrecognized compensation cost related to stock options is approximately $0.7 million, which will be recognized over a weighted average period of 2.8 years.

B.	Nonvested Stock

Director Stock Grant Plan:  Non-employee directors receive an annual award of $40,000 worth of shares of the Company’s Common Stock under the shareholder-approved 2007 Director Stock Grant Plan. The Company records compensation expense for this plan ratably over the annual service period beginning May 1. Director stock compensation expense recognized by the Company for the year ended December 31, 2008 was $240,000 compared to $267,000 of compensation expense recognized in 2007, and $214,000 recognized in 2006. As of December 31, 2008, the unrecognized compensation cost related to the nonvested director stock award that is expected to be recognized over the remaining four months is estimated to be approximately $80,000.

Restricted Stock:  The Company has two restricted stock plans which provide for the issuance of nonvested shares of the Company’s Common Stock to certain eligible employees. The Company records compensation expense for these plans ratably over the vesting periods. Each plan authorizes the issuance of up to an aggregate of 100,000 shares of Common Stock generally with a three-year cliff vesting period contingent on employment. Nonvested stock compensation expense recognized by the Company for the year ended December 31, 2008 was $799,000 compared to $726,000 in 2007 and $519,000 in 2006. As of December 31, 2008, there were 96,734 shares available for grant under these plans.

The fair value of nonvested shares is determined based on the market price of the shares on the grant date.

		Fair value
	Shares	per share
	(In thousands except per share amounts)

Nonvested at December 31, 2005	31,000	$18.33
Granted	48,000	$31.41
Vested	(1,200)	$18.33

Nonvested at December 31, 2006	77,800	$26.40
Granted	19,866	$24.94
Forfeited	(4,800)	$—

Nonvested at December 31, 2007	92,866	$25.86
Granted	11,600	$52.81
Vested	(28,400)	$18.33
Forfeited	(2,400)	$—

Nonvested at December 31, 2008	73,666	$33.05

As of December 31, 2008, there was $0.8 million of unrecognized compensation cost related to nonvested restricted stock that is expected to be recognized over a weighted average period of 0.98 years.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Note 6	Commitments and Contingencies

A.	Commitments

The Company leases equipment and facilities under non-cancelable operating leases, some of which contain renewal options. Total future minimum lease payments consisted of the following at December 31, 2008:

Total leases
(In thousands)

2009	$299
2010	128
2011	84
2012	41
2013	41
Thereafter	37

Total lease obligations	$630

Total rental expense charged to operations under all operating leases was $1.4 million, $1.5 million and $1.3 million in 2008, 2007 and 2006, respectively.

The Company makes commitments in the normal course of business. At December 31, 2008, the Company had various contractual obligations, including facility construction contracts and operating leases that totaled $0.8 million, of which $0.4 million is due in 2009 and the remainder due between 2010 and 2014.

B.	Contingencies

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relating to two landfill sites where it has been named as one of many potentially responsible parties and to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of other named third parties in these matters. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, or with respect to off-site disposal locations used by the Company, could result in future costs to the Company and such amounts could be material. Expenditures during 2008, 2007 and 2006 for compliance with environmental control provisions and regulations were not material.

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

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The Company adopted SFAS 158, as it relates to recognizing the funded status of its defined benefit pension and postretirement benefit plans in its Consolidated Balance Sheets and related disclosure provisions, on December 31, 2006. Funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets. Upon adoption, the Company recorded an unrealized loss of $2.7 million to accumulated other comprehensive income (loss) representing the recognition of previously unrecorded pension and postretirement healthcare liabilities related to net unrecognized actuarial losses, unrecognized prior service costs and unrecognized prior service credits. These amounts will be subsequently recognized as a component of net periodic pension cost pursuant to the Company’s historical accounting policy for recognizing such amounts. In addition, the requirement to measure the funded status as of the date of the year-end Consolidated Balance Sheet was adopted on December 31, 2008. Upon adoption, the Company recorded a reduction to retained earnings of $0.6 million ($0.4 million, net of tax) and an increase to accumulated other comprehensive loss of $11.8 million ($7.4 million, net of tax).

Amounts included in accumulated other comprehensive loss, net of tax, at December 31, 2008 that have not yet been recognized in net periodic benefit cost are as follows:

		Other
	Pension	postretirement
	plans	benefits
	(In thousands)

Prior service cost	$608	$109
Net actuarial loss	$7,369	$460

Amounts included in accumulated other comprehensive loss, net of tax, at December 31, 2008 expected to be recognized in net periodic benefit cost during the fiscal year ending December 31, 2009 are as follows:

		Other
	Pension	postretirement
	plans	benefits
	(In thousands)

Prior service credit	$(40)	$109
Net actuarial loss	$731	$—

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

A. Qualified Pension Plan

The Company maintains a non-contributory defined benefit pension plan for certain employees. The following table sets forth the components of net periodic pension cost for the years ended December 31, 2008, 2007 and 2006 based on a December 31 measurement date for 2008 and a September 30 measurement date for 2007 and 2006:

	2008	2007	2006
	(In thousands)

Service cost — benefits earned during the year	$1,972	$1,982	$1,937
Interest cost on projected benefit obligations	2,746	2,518	2,380
Expected return on plan assets	(3,456)	(3,530)	(3,670)
Amortization of prior service cost	(147)	(147)	(112)
Amortization of net loss	1,161	1,127	1,273

Net periodic pension cost	$2,276	$1,950	$1,808

Actuarial assumptions used in the determination of the net periodic pension cost were:

	2008	2007	2006

Discount rate	6.25%	5.75%	5.25%
Expected long-term return on plan assets	8.25%	8.5%	8.5%
Rate of compensation increase	5.0%	5.0%	5.0%

The following table provides a reconciliation of benefit obligations, plan assets and funded status based on a December 31 measurement date for 2008 and a September 30 measurement date for 2007:

	2008	2007
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of plan year	$46,196	$46,138
Service cost	2,466	1,982
Interest cost	3,432	2,518
Plan amendments	786	—
Actuarial gain	(2,149)	(184)
Benefits paid	(4,270)	(4,258)

Projected benefit obligation at measurement date	$46,461	$46,196

Change in plan assets:
Fair value of plan assets at beginning of plan year	$45,527	$44,267
Actual return (loss) on plan assets	(11,166)	5,518
Benefits paid	(4,270)	(4,258)

Fair value of plan assets at measurement date	$30,091	$45,527

Funded status of the plan:
Benefit obligation in excess of plan assets	(16,370)	(669)

Accrued pension liability	$(16,370)	$(669)

Actuarial assumptions used in the determination of the benefit obligation of the above data were:

	2008	2007

Discount rate	6.90%	6.25%
Rate of compensation increase	5.0%	5.0%

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

The fair value of the pension plan assets was $30.1 million at December 31, 2008 and $45.5 million at December 31, 2007. The variation in the fair value of the assets between years was primarily from the change in the market value of the underlying investments. Estimated future benefit payments expected to be paid in each of the next five years beginning with 2009 are $4.8 million, $4.2 million, $4.2 million, $4.6 million and $5.0 million with an aggregate of $23.8 million for the five years thereafter. The Company initially expects to contribute $4.9 million to fund its pension plan in 2009 due to the reduction in the market value of the underlying investments; however, this estimate is subject to further calculation prior to actual payment.

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

	2008	2007

Stocks	56%	59%
Fixed income funds	41	38
Cash and cash equivalents	3	3

Total	100%	100%

The pension plan has a separately determined accumulated benefit obligation that is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation in that it includes no assumption about future compensation levels. The accumulated benefit obligation was $46.4 million at December 31, 2008 and $45.8 million at September 30, 2007.

B.	Supplemental Non-qualified Unfunded Plans

The Company also maintains supplemental non-qualified unfunded plans for certain officers and other key employees. Expense for these plans was $333,000, $334,000 and $372,000 for years ended 2008, 2007 and 2006, respectively, and the amount accrued was $1.5 million and $1.8 million as of December 31, 2008 and 2007 respectively. Amounts were determined based on similar assumptions as the Qualified Pension Plan as of the December 31 measurement date for 2008 and the September 30 measurement date for 2007 and 2006.

C.	Other Postretirement Benefits

The Company has certain postretirement plans that provide medical benefits for certain retirees and eligible dependents. The following table sets forth the components of net periodic postretirement benefit cost for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)

Service cost, benefits attributed for service of active employees for the period	$141	$173	$224
Interest cost on the accumulated postretirement benefit obligation	394	401	422
Amortization of prior service cost (credit)	179	2	(36)
Recognized net actuarial loss	19	105	155

Net periodic postretirement benefit cost	$733	$681	$765

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

The discount rate used to measure the net periodic postretirement benefit cost was 6.35% for 2008, 5.75% for 2007 and 5.25% for 2006. It is the Company’s policy to fund health care benefits on a cash basis. Because the plans are unfunded, there are no plan assets. The following table provides a reconciliation of the projected benefit obligation at the Company’s December 31 measurement date.

	2008	2007
	(In thousands)

Benefit obligation at beginning of year	$6,675	$7,659
Service cost	141	173
Interest cost	394	401
Amendments	—	24
Actuarial gain	(733)	(1,175)
Plan participants contributions	442	453
Benefits paid	(759)	(860)

Benefit obligation and funded status at end of year	$6,160	$6,675

Amounts recognized in the Consolidated Balance Sheets at December 31:
Accrued compensation and employee benefits	$575	$592
Accrued non-pension postretirement benefits	5,585	6,083

Amounts recognized at December 31	$6,160	$6,675

The discount rate used to measure the accumulated postretirement benefit obligation was 6.90% for 2008 and 6.35% for 2007. Because the plan requires the Company to establish fixed Company contribution amounts for retiree health care benefits, future health care cost trends do not generally impact the Company’s accruals or provisions.

Estimated future benefit payments of postretirement benefits, assuming increased cost sharing, expected to be paid in each of the next five years beginning with 2009 are $0.6 million in each year with an aggregate of $2.8 million for the five years thereafter. These amounts can vary significantly from year to year because the cost sharing estimates can vary from actual expenses as the Company is self-insured.

D.	Badger Meter Employee Savings and Stock Ownership Plan

The Badger Meter Employee Savings and Stock Ownership Plan (the “ESSOP”) has used proceeds from loans, guaranteed by the Company, to purchase the Company’s shares of Common Stock that are held in treasury. The Company is obligated to contribute sufficient cash to the ESSOP to enable it to repay the loan principal and interest. The principal amount of the loan was $659,000 as of December 31, 2008 and $682,000 as of December 31, 2007. This principal amount has been recorded as long-term debt and a like amount of unearned compensation has been recorded as a reduction of shareholders’ equity in the accompanying Consolidated Balance Sheets.

The Company made principal payments of $23,000, $62,000 and $171,000 in 2008, 2007 and 2006, respectively. The associated commitments released shares of Common Stock in 2008 for the 2007 obligation (10,750 shares in 2008 for the 2007 obligation, 17,145 shares in 2007 for the 2006 obligation, and 11,671 shares in 2006 for the 2005 obligation), for allocation to participants in the ESSOP. The ESSOP held unreleased shares of 126,743, 137,493 and 154,538 as of December 31, 2008, 2007 and 2006, respectively, with a fair value of $3.7 million, $6.2 million and $4.3 million as of December 31, 2008, 2007 and 2006, respectively. Unreleased shares are not considered outstanding for purposes of computing earnings per share.

The ESSOP includes a voluntary 401(k) savings plan that allows certain employees to defer up to 20% of their income on a pretax basis subject to limits on maximum amounts. The Company matches 25% of each employee’s

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

contribution, with the match percentage applying to a maximum of 7% of the employee’s salary. The match is paid using the Company’s Common Stock released through the ESSOP loan payments. For ESSOP shares purchased prior to 1993, compensation expense is recognized based on the original purchase price of the shares released and dividends on unreleased shares are charged to retained earnings. For shares purchased after 1992, expense is based on the market value of the shares on the date released and dividends on unreleased shares are accounted for as additional interest expense. At December 31, 2008, the Company intends to use proceeds of $35,000 from the ESSOP to reduce the existing loan in 2009. This commitment releases shares to satisfy the 401(k) match for 2008. Compensation expense of $234,000, $190,000 and $209,000 was recognized for the match for 2008, 2007 and 2006, respectively.

Note 8	Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

Details of earnings from continuing operations before income taxes and the related provision for income taxes are as follows:

	2008	2007	2006
	(In thousands)

Domestic	$38,517	$28,040	$26,804
Foreign	1,038	1,285	685

Total	$39,555	$29,325	$27,489

Income tax expense is included in the accompanying Consolidated Statements of Operations as follows:

	2008	2007	2006
	(In thousands)

Income tax expense:
Continuing operations	$14,471	$10,939	$10,921
Discontinued operations	—	661	(1,655)

Total	$14,471	$11,600	$9,266

Provision for income taxes from continuing operations:

	2008	2007	2006
	(In thousands)

Current:
Federal	$13,833	$10,065	$10,885
State	1,617	1,747	1,709
Foreign	510	429	256
Deferred:
Federal	(1,133)	(1,209)	(1,682)
State	(257)	(182)	(302)
Foreign	(99)	89	55

Total	$14,471	$10,939	$10,921

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

The provision for income tax differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate in each year due to the following items:

	2008	2007	2006
	(In thousands)

Provision at statutory rate	$13,844	$10,263	$9,622
State income taxes, net of federal tax benefit	872	1,017	1,067
Foreign income taxes	(1,287)	68	71
Domestic production activities deduction	(435)	(355)	—
Valuation allowance	1,606	—	—
Other	(129)	(54)	161

Actual provision	$14,471	$10,939	$10,921

The components of the net deferred taxes as of December 31 were as follows (in thousands):

	2008	2007

Deferred tax assets:
Reserve for receivables	$200	$196
Reserve for inventories	1,027	1,065
Accrued compensation	839	814
Payables	503	733
Non-pension postretirement benefits	2,332	2,553
Accrued pension benefits	7,242	256
Accrued employee benefits	1,727	2,968
Currency translation loss	1,522	—
Valuation allowance on currency translation	(1,606)	—
Net operating loss and tax credit carryforwards	110	147
Other	714	620

Total deferred tax assets	14,610	9,352

Deferred tax liabilities:
Depreciation	2,524	3,079

Total deferred tax liabilities	2,524	3,079

Net deferred tax assets	$12,086	$6,273

No provision for federal income taxes was made on the earnings of foreign subsidiaries that are considered permanently invested or that would be offset by foreign tax credits upon distribution. Such undistributed earnings at December 31, 2008 were $8.2 million.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company follows the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

(In thousands)

Balance at January 1, 2008	$7,840
Decreases in unrecognized tax benefits as a result of positions taken during the prior period	(3)
Increases in unrecognized tax benefits as a result of positions taken during the current period	166
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(125)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(27)

Balance at December 31, 2008	$7,851

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits during the fiscal year ending December 31, 2009. However, the Company is under regular audit by tax authorities and is in the initial stages of a 2006 Federal income tax audit. The gross liability for unrecognized tax benefits includes certain deductions that were taken on the 2006 federal tax return related to the shutdown of the Company’s French subsidiaries. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period, possibly as early as the fiscal year ending December 31, 2009.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest was $1.0 million at December 31, 2008 and there are no penalties accrued. The total amount of interest expense recognized during 2008 in the Company’s Consolidated Statements of Operations was $0.6 million.

The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Note 9	Long-Term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

	2008	2007
	(In thousands)

ESSOP debt (Note 7 D)	$659	$682
Term loans	14,520	5,185

Total debt	15,179	5,867
Less: current maturities	(9,675)	(2,738)

Long-term debt	$5,504	$3,129

Interest on the ESSOP debt may be charged at either prime rate or at LIBOR plus 1.5%. As of December 31, 2008, the LIBOR-based loan had an interest rate of 4.75%. The terms of the loan allow variable payments of principal with the final principal and interest payment due April 30, 2010. The interest expense on the ESSOP debt was $21,000, $19,000 and $20,000, which was net of dividends on unallocated ESSOP shares of $30,000, $28,000 and $28,000 for 2008, 2007 and 2006, respectively.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

In May 2005, the Company obtained a long-term, unsecured loan to replace existing short-term debt. The Company secured a $10 million, five-year term loan that bears interest at 5.59% with remaining annual principal payments of $2.2 million in 2009 and $0.9 million in 2010.

In July 2008, the Company obtained a long-term, unsecured loan primarily to purchase the Galaxy® technology in the second quarter of 2008. The Company secured a $15 million, two-year term loan that bears interest at 5.04% with remaining annual principal payments of $7.5 million in 2009 and $3.9 million in 2010.

Cash, receivables and payables are reflected in the financial statements at fair value. Short-term debt is comprised of notes payable drawn against the Company’s lines of credit and commercial paper. Because of the short-term nature of these instruments, the carrying value approximates the fair value. The $5.7 million of short-term debt outstanding under the euro-based revolving loan facilities was renewed at December 31, 2008 at current interest rates and therefore carrying value approximates fair market value. The five-year term loan with $3.1 million outstanding and the two-year term loan with $11.4 million outstanding has an estimated fair value equal to their carrying values at December 31, 2008, based on quoted market rates.

Note 10	Industry Segment and Geographic Areas

The Company is a manufacturer and a marketer of products incorporating liquid flow measurement and control technologies, which comprise one reportable segment. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes, customers and methods of distribution.

Information regarding revenues from continuing operations by geographic area is as follows:

	2008	2007	2006
	(In thousands)

Revenues:
United States	$246,901	$207,545	$208,579
Foreign:
Europe	$11,546	$11,404	$9,979
Mexico	$9,581	$6,254	$4,055
Other	$11,524	$9,613	$7,141

Information regarding assets related to continuing operations by geographic area is as follows:

	2008	2007
	(In thousands)

Long-lived assets (all non-current assets except deferred tax asset):
United States	$67,696	$42,299
Foreign:
Europe	$11,033	$10,267
Mexico	$20,795	$14,366
Total assets:
United States	$151,068	$113,068
Foreign:
Europe	$20,349	$19,208
Mexico	$23,941	$18,025

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Note 11	Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)

2008
Net sales	$68,420	$74,660	$68,826	$67,646
Gross margin	$24,524	$26,374	$23,408	$24,152
Net earnings	$6,020	$7,041	$5,828	$6,195
Earnings per share:
Basic	$0.42	$0.49	$0.40	$0.42
Diluted	$0.41	$0.48	$0.39	$0.42
Dividends declared	$0.09	$0.09	$0.11	$0.11
Stock price:
High	$47.40	$55.00	$62.74	$47.00
Low	$34.61	$41.36	$42.13	$17.58
Quarter-end close	$43.20	$50.53	$46.95	$29.02

2007
Net sales	$52,663	$62,173	$62,782	$57,198
Gross margin	$16,255	$22,534	$22,668	$19,941
Earnings from continuing operations	$2,469	$5,720	$6,016	$4,181
Earnings (loss) from discontinued operations	$103	$(252)	$(265)	$(1,515)
Net earnings	$2,572	$5,468	$5,751	$2,666
Earnings (loss) per share:
Basic:
Continuing operations	$0.17	$0.40	$0.42	$0.29
Discontinued operations	$0.01	$(0.01)	$(0.02)	$(0.10)
Total basic	$0.18	$0.39	$0.40	$0.19
Diluted:
Continuing operations	$0.17	$0.39	$0.41	$0.28
Discontinued operations	$0.01	$(0.01)	$(0.02)	$(0.10)
Total diluted	$0.18	$0.38	$0.39	$0.18
Dividends declared	$0.08	$0.08	$0.09	$0.09
Stock price:
High	$31.91	$29.50	$36.74	$46.43
Low	$25.06	$23.00	$27.87	$31.91
Quarter-end close	$26.55	$28.26	$32.05	$44.95

An adjustment relating specifically to the provision for income taxes for discontinued French operations was recorded in the fourth quarter of 2007. This adjustment resulted in lower fourth quarter earnings from discontinued operations of approximately $0.8 million, or $0.06 per diluted share, and was deemed to be immaterial with respect to the impact on prior quarters.

The Company’s Common Stock is listed on the New York Stock Exchange under the symbol BMI. Earnings per share is computed independently for each quarter. As such, the annual per share amount may not equal the sum of the quarterly amounts due to rounding. The Company currently anticipates continuing to pay cash dividends. Shareholders of record as of December 31, 2008 and 2007 totaled 797 and 631, respectively, for Common Stock. Voting trusts and street name shareholders are counted as single shareholders for this purpose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2008. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective in accumulating and timely alerting them to information relating to the Company, including its consolidated subsidiaries, as appropriate to allow timely decisions regarding required disclosure to be included in its periodic SEC filings, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A. is contained in Item 8 of this 2008 Annual Report on Form 10-K under the heading “Management’s Annual Report on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The attestation report required under this Item 9A. is contained in Item 8 of this 2008 Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to directors is included under the headings “Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2009, and is incorporated herein by reference.

Information concerning the executive officers of the Company is included in Part I, Item 4A of this 2008 Annual Report on Form 10-K.

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

Information required by this Item is included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2009, and is incorporated herein by reference; provided, however, that the information under the subsection “Executive Compensation — Compensation Committee Report” is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to be the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent it is specifically incorporated by reference into such a filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is included under the headings “Stock Ownership of Beneficial Owners Holding More than Five Percent”, “Stock Ownership of Management” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2009, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is included under the headings “Related Person Transactions” and “Nomination and Election of Directors — Independence, Committees, Meetings and Attendance” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2009, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included under the heading “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2009, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1. Financial Statements.  See the financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2008 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Shareholders’ Equity.”

2. Financial Statement Schedules.  Financial statement schedules are omitted because the information required in these schedules is included in the Notes to Consolidated Financial Statements.

3. Exhibits.  See the Exhibit Index included in this 2008 Annual Report on Form 10-K that is incorporated herein by reference.

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

Dated: February 27, 2009

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Richard A. Meeusen	/s/ Ulice Payne, Jr.
Richard A. Meeusen Chairman, President and Chief Executive Officer, and Director February 27, 2009	Ulice Payne, Jr. Director February 27, 2009
/s/ Ronald H. Dix	/s/ Andrew J. Policano
Ronald H. Dix Director February 27, 2009	Andrew J. Policano Director February 27, 2009
/s/ Thomas J. Fischer	/s/ Steven J. Smith
Thomas J. Fischer Director February 27, 2009	Steven J. Smith Director February 27, 2009
/s/ Kenneth P. Manning	/s/ John J. Stollenwerk
Kenneth P. Manning Director February 27, 2009	John J. Stollenwerk Director February 27, 2009

EXHIBIT INDEX

Exhibit No.		Exhibit Description

(3.0)		Restated Articles of Incorporation (as in effect as of August 8, 2008).
[Incorporated by reference to Exhibit (3.2) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (Commission File No. 001-06706)].
(3.1)		Restated By-Laws (as in effect as of August 8, 2008).
[Incorporated by reference to Exhibit (3.4) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (Commission File No. 001-06706)].
(4.0)		Loan Agreement between Bank One, N.A. and the Badger Meter Employee Savings and Stock Ownership Plan and Trust, dated June 20, 2003.
[Incorporated by reference from Exhibit (4) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 001-06706)].
(4.1)		Note Modification Agreement and Amendment to Loan Agreement dated June 20, 2003 between JPMorgan Chase Bank, N.A. and the Badger Meter Employee Savings and Stock Ownership Plan and Trust, dated April 28, 2008.
(4.2)		Rights Agreement, dated February 15, 2008, between Badger Meter, Inc. and American Stock Transfer & Trust Company.
[Incorporated by reference to Exhibit (4.1) to Badger Meter, Inc.’s Current Report on Form 8-K, dated February 22, 2008 (Commission File No. 001-06706)].
(4.3)		Loan Agreement dated October 14, 2008 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter, Inc.’s Euro note.
[Incorporated by reference from Exhibit (4.2) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (Commission File No. 001-06706)].
(4.4)		Loan Agreement dated November 1, 2008 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter, Inc.’s revolving credit loan.
[Incorporated by reference to Exhibit (4.1) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q dated September 30, 2008 (Commission File No. 001-06706)].
(4.5)		Loan Agreement dated May 20, 2005 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter, Inc.’s business note.
[Incorporated by reference from Exhibit (4.2) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (Commission File No. 001-06706)].
(4.6)		Loan Agreement dated July 1, 2008 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter, Inc.’s business note.
[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 (Commission File No. 001-06706)].
(10	.0)*	Badger Meter, Inc. Employee Savings and Stock Ownership Plan.
[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 33-62241)].
(10	.1)*	Badger Meter, Inc. 1993 Stock Option Plan.
[Incorporated by reference from Exhibit (4.3) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 33-65618)].
(10	.2)*	Badger Meter, Inc. 1995 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 33-62239)].
(10	.3)*	Badger Meter, Inc. 1997 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-28617)].
(10	.4)*	Badger Meter, Inc. 1999 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-73228)].

Exhibit No.		Exhibit Description

(10	.5)*	Badger Meter, Inc. 2003 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-107850)].
(10	.6)*	Long-Term Incentive Plan.
[Incorporated by reference from Exhibit (10.6) to Badger Meter, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission No. 001-06706)].
(10	.7)*	Badger Meter, Inc. 2005 Restricted Stock Plan.
[Incorporated by reference to Appendix A to Badger Meter, Inc.’s Proxy statement for the Annual Meeting of Shareholders on April 29, 2005 (Commission No. 001-06706)].
(10	.8)*	Form of Restricted Stock Award Agreement under Badger Meter, Inc. 2005 Restricted Stock Plan.
[Incorporated by reference from Badger Meter, Inc.’s Form 8-K dated May 5, 2005 (Commission No. 001-06706)].
(10	.9)*	Badger Meter, Inc. 2008 Restricted Stock Plan.
[Incorporated by reference to Exhibit 4.1 to Badger Meter, Inc.’s Registration Statement on Form S-8 (Registration No. 333-150567)].
(10	.10)*	Form of Restricted Stock Agreement under Badger Meter, Inc. 2008 Restricted Stock Plan.
[Incorporated by reference from Badger Meter, Inc.’s Registration Statement on Form S-8 (Registration No. 333-150567)].
(10	.11)*	2007 Director Stock Grant Plan.
[Incorporated by reference to Exhibit 10.1 to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (Commission File No. 001-06706)].
(10	.12)*	Form of the Key Executive Employment and Severance Agreements between Badger Meter, Inc. and the applicable executive officers.
(10	.13)*	Amended and Restated Badger Meter, Inc. Executive Supplemental Plan.
(10	.14)*	Amended and Restated Badger Meter, Inc. Deferred Compensation Plan.
(10	.15)*	Amended and Restated Deferred Compensation Plan for Certain Directors.
(10	.16)*	Amended and Restated Executive Supplemental Plan II.
(21.0)		Subsidiaries of the Registrant.
(23.0)		Consent of Ernst & Young LLP.
(31.1)		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)		Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.0)		Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.0)		Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2009. To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report.

 * A management contract or compensatory plan or arrangement.