Form 10-Q
period 2009-03-31
BADGER METER INC
filed 2009-04-23
CIK 9092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2009
BADGER METER, INC.
4545 W. Brown Deer Road
Milwaukee, Wisconsin 53223
(414) 355-0400
A Wisconsin Corporation
IRS Employer Identification No. 39-0143280
Commission File No. 001-6706
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (Registrant is not yet required to provide financial disclosure in an Interactive Data File format.) Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 10, 2009, there were 14,812,889 shares of Common Stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for Period Ended March 31, 2009

Special Note Regarding Forward Looking Statements
          Certain statements contained in this Quarterly Report on Form 10-Q, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties that include, among other things:
•	the continued shift in the Company’s business from lower cost, manually read meters toward more expensive, value-added automatic meter reading (AMR) systems and advanced metering infrastructure (AMI) systems;

•	the success or failure of newer Company products, including the Orion® radio frequency AMR system, the Galaxy® fixed network AMI system and the low profile Recordall® Model LP disc series meter;

•	changes in competitive pricing and bids in both the domestic and foreign marketplaces, and particularly in continued intense price competition on government bid contracts for lower cost, manually read meters;

•	the actions (or lack thereof) of the Company’s competitors;

•	changes in the Company’s relationships with its alliance partners, primarily its alliance partners that provide AMR/AMI connectivity solutions, and particularly those that sell products that do or may compete with the Company’s products;

•	changes in the general health of the United States and foreign economies, including to some extent such things as the length and severity of the current global economic downturn, the ability of municipal water utility customers to authorize and finance purchases of the Company’s products, the Company’s ability to obtain financing, housing starts in the United States, and overall industrial activity;

•	changes in the cost and/or availability of needed raw materials and parts, including recent volatility in the cost of brass castings as a result of fluctuations in commodity prices, particularly for copper and scrap metal, at the supplier level and plastic resin as a result of changes in petroleum and natural gas prices;

•	the Company’s expanded role as a prime contractor for providing complete AMR/AMI systems to governmental entities, which brings with it added risks, including but not limited to, Company responsibility for subcontractor performance, additional costs and expenses if the Company and its subcontractors fail to meet the agreed-upon timetable with the governmental entity, and the Company’s expanded warranty and performance obligations;

•	changes in foreign economic conditions, particularly currency fluctuations in the United States dollar, the euro and the peso;

•	the loss of certain single-source suppliers; and

•	changes in laws and regulations, particularly laws dealing with the use of lead (which can be used in the manufacture of certain meters incorporating brass housings) and the U.S. Federal Communications Commission rules affecting the use and/or licensing of radio frequencies necessary for AMR/AMI products.
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

Part I — Financial Information
Item 1 Financial Statements
BADGER METER, INC.
Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash	$6,090	$6,217
Receivables	34,745	35,767
Inventories:
Finished goods	13,455	13,484
Work in process	10,895	10,990
Raw materials	15,701	14,841

Total inventories	40,051	39,315
Prepaid expenses and other current assets	3,878	2,316
Deferred income taxes	2,903	2,914

Total current assets	87,667	86,529

Property, plant and equipment, at cost	134,969	133,934
Less accumulated depreciation	(73,771)	(72,111)

Net property, plant and equipment	61,198	61,823

Intangible assets, at cost less accumulated amortization	24,673	25,030
Other assets	5,736	5,713
Deferred income taxes	9,306	9,305
Goodwill	6,958	6,958

Total assets	$195,538	$195,358

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$5,593	$9,995
Current portion of long-term debt	9,800	9,675
Payables	14,333	13,230
Accrued compensation and employee benefits	6,177	8,714
Warranty and after-sale costs	1,384	1,327
Income and other taxes	9,968	7,848

Total current liabilities	47,255	50,789

Other long-term liabilities	1,038	1,059
Deferred income taxes	121	133
Accrued non-pension postretirement benefits	5,719	5,585
Other accrued employee benefits	21,673	21,265
Long-term debt	2,930	5,504
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	21,083	21,074
Capital in excess of par value	31,923	31,563
Reinvested earnings	113,236	107,887
Accumulated other comprehensive loss	(16,693)	(16,672)
Less: Employee benefit stock	(585)	(659)
Treasury stock, at cost	(32,162)	(32,170)

Total shareholders’ equity	116,802	111,023

Total liabilities and shareholders’ equity	$195,538	$195,358

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Operations

	Three Months Ended
	March 31,
	(Unaudited)
	2009	2008
	(In thousands except share and per
	share amounts)
Net sales	$65,324	$68,420

Cost of sales	39,152	43,896

Gross margin	26,172	24,524

Selling, engineering and administration	14,704	14,655

Operating earnings	11,468	9,869

Interest expense	400	252

Earnings before income taxes	11,068	9,617

Provision for income taxes	4,095	3,597

Net earnings	$6,973	$6,020

Earnings per share amounts:

Basic	$0.47	$0.42

Diluted	$0.47	$0.41

Dividends declared	$0.11	$0.09

Shares used in computation of earnings per share:

Basic	14,689,324	14,394,862
Impact of dilutive securities	191,176	355,374

Diluted	14,880,500	14,750,236

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Cash Flows

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands)
	2009	2008
Operating activities:
Net earnings	$6,973	$6,020
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	1,660	1,770
Amortization	357	27
Deferred income taxes	3	13
Noncurrent employee benefits	971	861
Stock-based compensation expense	320	305
Changes in:
Receivables	776	(2,919)
Inventories	(836)	(4,153)
Prepaid expenses and other current assets	(1,618)	(1,174)
Current liabilities other than debt	622	3,783

Total adjustments	2,255	(1,487)

Net cash provided by operations	9,228	4,533

Investing activities:
Property, plant and equipment additions	(1,305)	(2,781)
Other — net	(69)	(140)

Net cash used for investing activities	(1,374)	(2,921)

Financing activities:
Net decrease in short-term debt	(4,248)	(3,221)
Repayments of long-term debt	(2,449)	(526)
Dividends paid	(1,621)	(1,303)
Proceeds from exercise of stock options	75	531
Tax benefit on stock options	46	810
Issuance of treasury stock	42	37

Net cash used for financing activities	(8,155)	(3,672)

Effect of foreign exchange rates on cash	174	(324)

Decrease in cash	(127)	(2,384)
Cash — beginning of period	6,217	8,670

Cash — end of period	$6,090	$6,286

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
Note 1 Basis of Presentation
          In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at March 31, 2009, results of operations for the three-month periods ended March 31, 2009 and 2008, and cash flows for the three-month periods ended March 31, 2009 and 2008. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.
          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Note 2 Additional Balance Sheet Information
          The consolidated condensed balance sheet at December 31, 2008 was derived from amounts included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Refer to the footnotes to the financial statements included in that report for a description of the Company’s accounting policies and for additional details of the Company’s financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.
          Warranty and After-Sale Costs
          The Company estimates and records provisions for warranties and other after-sale costs in the period in which the sale is recorded, based on a lag factor and historical warranty claim experience. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company’s warranty and after-sale costs reserve for the three-month periods ended March 31, 2009 and 2008 are as follows:

	Balance at	Net additions	Costs	Balance
	beginning	charged to	incurred and	at
(In thousands)	of year	earnings	adjustments	March 31

2009	$1,327	$193	$(136)	$1,384
2008	$1,917	$319	$(280)	$1,956
Note 3 Employee Benefit Plans
          The Company maintains a non-contributory defined benefit pension plan for its domestic employees and a non-contributory postretirement plan that provides medical benefits for certain domestic retirees and eligible dependents. The following table sets forth the components of net periodic benefit cost for the three months ended March 31, 2009 and 2008 based on December 31, 2008 and 2007 measurement dates, respectively:

			Other
			postretirement
	Pension benefits		benefits
(In thousands)	2009	2008	2009	2008

Service cost — benefits earned during the year	$487	$493	$33	$37
Interest cost on projected benefit obligations	763	686	101	101
Expected return on plan assets	(847)	(864)	—	—
Amortization of prior service cost (credit)	(16)	(36)	45	45
Amortization of net loss	267	290	—	8

Net periodic benefit cost	$654	$569	$179	$191

          The Company previously disclosed in its financial statements for the year ended December 31, 2008 that it anticipated making a contribution of $4.9 million to its pension plan in 2009 due to the reduction in the market value of the underlying investments as of the December 31, 2008 actuarial measurement date. However, this estimate is subject to further calculations prior to the actual payment.
          The Company disclosed in its financial statements for the year ended December 31, 2008 that it estimated it would pay $0.6 million in other postretirement benefits in 2009 based on actuarial estimates. As of March 31, 2009, an immaterial amount of such benefits was paid. The Company now believes that its estimated payments for the full year may be somewhat less than the prior full-year estimate. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retiree’s portion of certain costs. Note that the amount of benefits paid in calendar year 2009 will not impact the expense for postretirement benefits for the current year.
Note 4 Guarantees
          The Company guarantees the outstanding debt of the Badger Meter Employee Savings and Stock Ownership Plan (“ESSOP”) that is recorded in long-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders’ equity. The loan amount is collateralized by shares of the Company’s Common Stock. A payment of $74,000 was made in the first quarter of 2009 that reduced the debt and the corresponding employee benefit stock balance included in shareholders’ equity.
Note 5 Comprehensive Income (Loss)
          Comprehensive income for the three-month periods ended March 31, 2009 and 2008 was $7.0 million and $6.7 million, respectively.
          Components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
(In thousands)	2009	2008

Cumulative foreign currency translation adjustment	$1,416	$1,639
Unrecognized pension and postretirement benefit plan liabilities (net of tax of $11.0 million and $11.2 million for 2009 and 2008, respectively)	(18,109)	(18,311)

Accumulated other comprehensive loss	$(16,693)	$(16,672)

Note 6 Contingencies, Litigation and Commitments
          In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.
          The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relating to two landfill sites where it has been named as one of many potentially responsible parties and to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, or with respect to off-site disposal locations used by the Company, could result in future costs to the Company and such amounts could be material. Expenditures during 2008 and the first quarter of 2009 were not material for compliance with environmental control provisions and regulations.
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
          The Company’s net sales and corresponding net earnings depend on unit volume and mix of products, with the Company generally earning higher margins on meters equipped with AMR or AMI technology. In addition to selling its proprietary AMR/AMI products, including the Orion® drive-by AMR technology and the Galaxy® fixed network AMI system, the Company also remarkets the Itron® drive-by AMR product under a license and distribution agreement. The Company’s proprietary AMR/AMI products generally result in higher margins than the non-proprietary AMR/AMI products that the Company remarkets. The Company also sells registers and radios separately to customers who wish to perform a field upgrade of their existing meters.
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
          The sales of utility flow measurement products, including AMR/AMI product sales, are generally derived from the water meter replacement requirements of customers, along with their plans for adoption and deployment of new technology. To a much lesser extent, housing starts also contribute to the base of new product sales. Over the last decade there has been a growing trend in the conversion to AMR/AMI from manually read water meters. This conversion rate is accelerating and contributing to an increased base of business available to meter and AMR/AMI producers. It is currently estimated that less than 30% of water meters installed in the United States have been converted to AMR/AMI systems. The Company’s strategy is to fulfill customers’ metering expectations and requirements with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.
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
Business Trends
          AMI is the growing standard of technology deployment in the electric utility industry. AMI provides an electric utility with two-way communication to monitor and control electrical devices at the customer’s site. AMI deployments are fixed network technologies. Although the Company does not participate in the electric market, the trend toward AMI is now affecting the markets the Company does participate in, namely water and gas utility markets. Specifically, in the water industry, fixed network AMI enables the water utility to capture interval readings from each meter on a daily basis. While two-way communication is currently limited in water fixed network AMI, utilities are contemplating how two-way networks could benefit them. As noted above, the Company markets the Orion® drive-by AMR product line as well as the Galaxy® fixed network AMI product line. The Company is positioned to sell either product in responding to customer requirements. Since both products have comparable margins, any acceleration or slowdown in this trend is not expected to have a significant impact on the Company.
          Although there is growing interest in fixed network communication by water utilities, the vast majority of utilities currently installing AMR/AMI continue to select drive-by AMR technologies for their applications. The Company’s Orion® technology has experienced rapid acceptance in the United States. By the end of 2008, an increasing number of water utilities had selected Orion® as their AMR solution of choice. There are approximately 53,000 water utilities in the United States and the Company estimates that less than 30% of them have converted to an AMR or AMI technology. The Company anticipates that even with growing interest in fixed network AMI, drive-by AMR will continue to be the primary product of choice by water utilities for a number of years. Drive-by AMR technology is simply the most cost effective form of AMR currently available to water utilities.
Revenue and Product Mix
          Prior to the Company’s introduction of its own proprietary Orion® products, Itron® water utility-related products were a dominant AMR contributor to the Company’s results. Itron® products are sold under an agreement between the Company and Itron, Inc. that expires in early 2011. The Company’s Orion® products directly compete with Itron® water AMR products and, in recent years, many of the Company’s customers have selected Orion® products. While Orion® sales were 2.4 times greater than those of the Itron® licensed products for the full year of 2008, the Company expects that the Itron® products will remain a significant component of utility sales. The increases in both product lines underscores the continued acceptance of the AMR technology by water utilities and affirms the Company’s strategy of selling Itron® products in addition to its own proprietary products.
          As the industry continues to evolve, there may be additional opportunities for revenue enhancement. For instance, in recent years the Company has been asked to oversee and perform installation of its products in the field for a limited number of customers. This is usually accomplished by the Company assuming the role of the general contractor, hiring a subcontractor and supervising their work. The Company also sells certain extended warranty programs for the technology sold with meters. The extended warranties provide additional services beyond the one-year standard warranty. In 2008, the Company also began to sell the Orion® technology to natural gas utilities for installation on their gas meters. Revenues for all of these types of products and services are not yet significant and the Company is uncertain of the potential growth achievable for these products in future periods.
Results of Operations — Three Months Ended March 31, 2009
          Net sales for the three months ended March 31, 2009 decreased $3.1 million, or 4.5%, to $65.3 million from $68.4 million in the same period in 2008. The decrease was driven by lower sales of the Company’s industrial products, partially offset by a small increase in sales of its utility products.
          Residential and commercial water meter and related AMR/AMI sales represented 86.0% of total net sales for the quarter compared to 81.2% in the first quarter of 2008. These sales were $56.2 million, an increase of $0.7 million, or 1.3%, from $55.5 million in the same period in 2008. This increase was the net result of a 9.3% increase in residential sales, including Orion®, Itron® and Galaxy® technologies and related parts, and a 28.3% decrease in commercial sales driven by lower volumes. Sales of the Company’s proprietary AMR product, Orion®, increased 7.7% on slightly lower volumes while sales of the remarketed Itron® product increased by 13.1%. The Orion® products outsold the Itron® products by a ratio of nearly 2.7 to 1 for the three-month period ended March 31, 2009.
          Industrial sales represented 14.0% of the total net sales for the quarter ended March 31, 2009 compared to 18.8% for the same period in 2008. Industrial sales were $9.1 million in the first quarter of 2009, a decrease of 29.5% over sales of $12.9 million in the same period in 2008. This decrease was due to lower sales volumes in all product lines of this group as a result of the weaker economy, mitigated somewhat by price increases in several of the lines. Sales of the Company’s industrial products generally fluctuate with the condition of the overall economy.
          The total gross margin percentage increased in the first quarter of 2009 to 40.1% from 35.8% for the same period in 2008. The increase was primarily due to the favorable effects of lower raw material costs, including meter castings that fluctuate with the metals market, and radio purchases that are sourced in Europe that benefitted from the strengthening of the U.S. dollar.
          Selling, engineering and administration costs were relatively flat at $14.7 million in both the three months ended March 31, 2009 and 2008. This was the net effect of lower costs associated with lower sales and favorable health care costs, offset by increased amortization related to the acquisition of the North American rights for the Galaxy® fixed network technology in the second quarter of 2008. In addition, the first quarter of 2009 included charges associated with early retirement programs offered to certain U.S. employees. The first quarter of 2008 included costs related to efforts to establish a presence for Orion® in the natural gas industry that did not reoccur in the first quarter of 2009. The Company also experienced normal inflationary increases in 2009, which were somewhat offset by continuing cost containment efforts.
          The provision for income taxes as a percentage of earnings before income taxes for the first quarter of 2009 was 37.0% compared to 37.4% for the same period in 2008.
          As a result of the above mentioned items, net earnings were $7.0 million for the three months ended March 31, 2009 compared to $6.0 million for the three months ended March 31, 2008. On a diluted basis, earnings per share were $0.47 for the first quarter of 2009 compared to $0.41 for the same period in 2008.
Liquidity and Capital Resources
          The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations for the first three months of 2009 was $9.2 million compared to $4.5 million for the same period in 2008. The increase was due to the increase in earnings and maintaining inventories and receivables at comparable levels to the 2008 year-end balances compared to the first quarter of 2008 when they increased significantly from the 2007 year-end levels.
          The decrease in the receivables balance from $35.8 million at December 31, 2008 to $34.7 million at March 31, 2009 was due primarily to the lower sales, the timing of those sales and certain cash collections. The Company continues to believe that recent financial concerns in the overall economy will not impact collections of these receivables.

          Inventories at March 31, 2009 increased to $40.1 million from $39.3 million at December 31, 2008 due primarily to lower than expected industrial sales and the timing of purchases.
          Prepaid expenses and other current assets at March 31, 2009 increased to $3.9 million from $2.3 million at December 31, 2008 primarily due to the payment of certain calendar year insurance premiums that are expensed ratably over the policy period.
          Net property, plant and equipment at March 31, 2009 decreased by $0.6 million since December 31, 2008 as the result of $1.3 million of capital expenditures, offset by depreciation expense.
          Short-term debt at March 31, 2008 decreased by $4.4 million compared to the balance at December 31, 2008 as cash provided from operations was used to pay down these amounts. During the same period, long-term debt, including current maturities decreased $2.4 million on a net basis due to regularly scheduled payments. All of the Company’s debt is unsecured and does not carry any financial covenants.
          Payables increased to $14.3 million at March 31, 2009 from $13.2 million at December 31, 2008 primarily due to the timing of payments. Accrued compensation and employee benefits at March 31, 2009 decreased to $6.2 million from $8.7 million at December 31, 2008 due to the payment of employee incentive amounts accrued at December 31, 2008, offset somewhat by current year accruals.
          Accrued income and other taxes increased to $10.0 million at March 31, 2009 from $7.8 million at December 31, 2008 due to increased earnings and the timing of income tax payments.
          Common stock and capital in excess of par value both increased since December 31, 2008 due to new stock issued in connection with the exercise of stock options. Employee benefit stock decreased as a result of a payment made on the Badger Meter Employee Savings and Stock Ownership Plan loan during the first quarter of 2009.
          The Company believes its financial condition remains strong. In October 2008, the Company renewed its principal line of credit ($30.0 million) for one year with its primary lender. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and development of new products. The Company has $39.7 million of unused credit lines available at March 31, 2009.
Other Matters
          There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.
          The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relating to two landfill sites where it has been named as one of many potentially responsible parties and to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, or with respect to off-site disposal locations used by the Company, could result in future costs to the Company and such amounts could be material. Expenditures during 2008 and the first quarter of 2009 were not material for compliance with environmental control provisions and regulations.
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
          See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of risks and uncertainties that could impact the Company’s financial performance and results of operations.
Off-Balance Sheet Arrangements and Contractual Obligations
          The Company’s off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and have not materially changed since that report was filed.
Item 3 Quantitative and Qualitative Disclosures about Market Risk
          The Company’s quantitative and qualitative disclosures about market risk are included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and have not materially changed since that report was filed.
Item 4 Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2009. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2009, to ensure that information relating to the Company, including its consolidated subsidiaries, was made known to management by others within those entities as appropriate to allow timely decisions regarding required disclosure of the information, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
Changes in Internal Control over Financial Reporting
          There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II – Other Information
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

BADGER METER, INC.

Dated: April 22, 2009	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President — Finance, Chief
Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President — Controller

BADGER METER, INC.
Quarterly Report on Form 10-Q for Period Ended March 31, 2009
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