Form 10-Q
period 2009-06-30
BADGER METER INC
filed 2009-07-22
CIK 9092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2009
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
Yes ☐ No ☑
          As of July 14, 2009, there were 14,890,096 shares of Common Stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for Period Ended June 30, 2009

Special Note Regarding Forward Looking Statements
          Certain statements contained in this Quarterly Report on Form 10-Q, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties that include, among other things:
•	the continued shift in the Company’s business from lower cost, manually read meters toward more expensive, value-added automatic meter reading (AMR) systems and advanced metering infrastructure (AMI) systems;

•	the success or failure of newer Company products;

•	changes in competitive pricing and bids in both the domestic and foreign marketplaces, and in particular in continued intense price competition on government bid contracts for lower cost, manually read meters;

•	the actions (or lack thereof) of the Company’s competitors;

•	changes in the Company’s relationships with its alliance partners, primarily its alliance partners that provide AMR/AMI connectivity solutions, and particularly those that sell products that do or may compete with the Company’s products;

•	changes in the general health of the United States and foreign economies, including to some extent such things as the length and severity of the current global economic downturn, the ability of municipal water utility customers to authorize and finance purchases of the Company’s products, the Company’s ability to obtain financing, housing starts in the United States, and overall industrial activity;

•	the impact of the United States and foreign government programs to stimulate national and global economies;

•	changes in the cost and/or availability of needed raw materials and parts, including recent volatility in the cost of brass castings as a result of fluctuations in commodity prices, particularly for copper and scrap metal, at the supplier level and plastic resin as a result of changes in petroleum and natural gas prices;

•	the Company’s expanded role as a prime contractor for providing complete AMR/AMI systems to governmental entities, which brings with it added risks, including but not limited to, Company responsibility for subcontractor performance, additional costs and expenses if the Company and its subcontractors fail to meet the agreed-upon timetable with the governmental entity, and the Company’s expanded warranty and performance obligations;

•	changes in foreign economic conditions, particularly currency fluctuations in the United States dollar, the euro and the peso;

•	the loss of certain single-source suppliers, and;

•	changes in laws and regulations, particularly laws dealing with the use of lead (which can be used in the manufacture of certain meters incorporating brass housings) and the U.S. Federal Communications Commission rules affecting the use and/or licensing of radio frequencies necessary for AMR/AMI products.
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

Part I — Financial Information
Item 1 Financial Statements
BADGER METER, INC.
Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash	$6,330	$6,217
Receivables	34,380	35,767
Inventories:
Finished goods	12,572	13,484
Work in process	10,675	10,990
Raw materials	15,450	14,841

Total inventories	38,697	39,315
Prepaid expenses and other current assets	3,091	2,316
Deferred income taxes	2,907	2,914

Total current assets	85,405	86,529

Property, plant and equipment, at cost	137,916	133,934
Less accumulated depreciation	(74,967)	(72,111)

Net property, plant and equipment	62,949	61,823

Intangible assets, at cost less accumulated amortization	24,316	25,030
Other assets	5,915	5,713
Deferred income taxes	9,172	9,305
Goodwill	6,958	6,958

Total assets	$194,715	$195,358

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$6,440	$9,995
Current portion of long-term debt	10,329	9,675
Payables	14,411	13,230
Accrued compensation and employee benefits	6,435	8,714
Warranty and after-sale costs	1,305	1,327
Income and other taxes	6,218	7,848

Total current liabilities	45,138	50,789

Other long-term liabilities	1,014	1,059
Deferred income taxes	—	133
Accrued non-pension postretirement benefits	5,788	5,585
Other accrued employee benefits	18,467	21,265
Long-term debt	—	5,504
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	21,132	21,074
Capital in excess of par value	32,708	31,563
Reinvested earnings	119,361	107,887
Accumulated other comprehensive loss	(16,269)	(16,672)
Less: Employee benefit stock	(585)	(659)
Treasury stock, at cost	(32,039)	(32,170)

Total shareholders’ equity	124,308	111,023

Total liabilities and shareholders’ equity	$194,715	$195,358

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per
	share amounts)
	2009	2008	2009	2008
Net sales	$67,763	$74,660	$133,087	$143,080

Cost of sales	41,162	48,286	80,314	92,182

Gross margin	26,601	26,374	52,773	50,898

Selling, engineering and administration	13,944	14,624	28,648	29,279

Operating earnings	12,657	11,750	24,125	21,619

Interest expense	307	335	707	587

Earnings before income taxes	12,350	11,415	23,418	21,032

Provision for income taxes	4,593	4,374	8,688	7,971

Net earnings	$7,757	$7,041	$14,730	$13,061

Earnings per share amounts:

Basic	$0.53	$0.49	$1.00	$0.90

Diluted	$0.52	$0.48	$0.99	$0.88

Dividends declared	$0.11	$0.09	$0.22	$0.18

Shares used in computation of earnings per share:
Basic	14,769,853	14,509,709	14,745,728	14,466,785
Impact of dilutive securities	158,085	314,127	174,630	334,751

Diluted	14,927,938	14,823,836	14,920,358	14,801,536

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Cash Flows

	Six Months Ended
	June 30,
	(Unaudited)
	(In thousands)
	2009	2008
Operating activities:
Net earnings	$14,730	$13,061
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	3,680	3,336
Amortization	714	385
Deferred income taxes	8	(19)
Noncurrent employee benefits	1,927	1,721
Contribution to pension plan	(4,000)	—
Stock-based compensation expense	530	573
Changes in:
Receivables	1,421	(7,083)
Inventories	669	(5,223)
Prepaid expenses and other current assets	(781)	(990)
Current liabilities other than debt	(3,035)	4,572

Total adjustments	1,133	(2,728)

Net cash provided by operations	15,863	10,333

Investing activities:
Property, plant and equipment additions	(4,854)	(7,490)
Acquisition of intangible assets	—	(25,650)
Other — net	(243)	(621)

Net cash used for investing activities	(5,097)	(33,761)

Financing activities:
Net increase (decrease) in short-term debt	(3,520)	21,649
Repayments of long-term debt	(4,850)	(1,037)
Dividends paid	(3,254)	(2,612)
Proceeds from exercise of stock options	478	968
Tax benefit on stock options	488	1,673
Issuance of treasury stock	83	74

Net cash provided by (used for) financing activities	(10,575)	20,715

Effect of foreign exchange rates on cash	(78)	(556)

Increase (decrease) in cash	113	(3,269)
Cash — beginning of period	6,217	8,670

Cash — end of period	$6,330	$5,401

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
Note 1 Basis of Presentation
          In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at June 30, 2009, results of operations for the three- and six-month periods ended June 30, 2009 and 2008, and cash flows for the six-month periods ended June 30, 2009 and 2008. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.
          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
          In May 2009, the Financial Accounting Standards Board issued Statement No. 165, “Subsequent Events” (SFAS 165), which addresses the types and timing of events that should be reported in the financial statements for events occurring between the balance sheet date and the date the financial statements are issued or available to be issued. SFAS 165 was effective for the Company on June 30, 2009. The Company reviewed events for inclusion in the financial statements through July 22, 2009, the date that the accompanying financial statements were issued. The adoption of SFAS 165 did not impact the financial position or results of operations.
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
          Warranty and After-Sale Costs
          The Company estimates and records provisions for warranties and other after-sale costs in the period in which the sale is recorded, based on a lag factor and historical warranty claim experience. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company’s warranty and after-sale costs reserve for the six-month periods ended June 30, 2009 and 2008 are as follows:

	Balance at	Net additions	Costs	Balance
	beginning	charged to	incurred and	at
(In thousands)	of year	earnings	adjustments	June 30

2009	$1,327	$416	$(438)	$1,305
2008	$1,917	$577	$(486)	$2,008

Note 3 Employee Benefit Plans
          The Company maintains a non-contributory defined benefit pension plan for its domestic employees and a non-contributory postretirement plan that provides medical benefits for certain domestic retirees and eligible dependents. The following table sets forth the components of net periodic benefit cost for the three months ended June 30, 2009 and 2008 based on December 31, 2008 and September 30, 2007 measurement dates, respectively:

				Other
			postretirement
	Pension benefits			benefits
(In thousands)	2009	2008	2009	2008

Service cost — benefits earned during the year	$415	$493	$28	$37
Interest cost on projected benefit obligations	735	686	94	101
Expected return on plan assets	(847)	(864)	—	—
Amortization of prior service cost (credit)	(16)	(36)	45	45
Amortization of net loss	257	290	—	8

Net periodic benefit cost	$544	$569	$167	$191

          The following table sets forth the components of net periodic benefit cost for the six months ended June 30, 2009 and 2008 based on December 31, 2008 and September 30, 2007 measurement dates, respectively:

				Other
			postretirement
	Pension benefits			benefits
(In thousands)	2009	2008	2009	2008
Service cost — benefits earned during the year	$902	$986	$61	$74
Interest cost on projected benefit obligations	1,498	1,372	195	202
Expected return on plan assets	(1,694)	(1,728)	—	—
Amortization of prior service cost (credit)	(32)	(72)	90	90
Amortization of net loss	524	580	—	16

Net periodic benefit cost	$1,198	$1,138	$346	$382

          The Company previously disclosed in its financial statements for the year ended December 31, 2008 that it anticipated making a contribution of $4.9 million to its pension plan in 2009 for the 2008 plan year due to the reduction in the market value of the underlying investments as of the December 31, 2008 actuarial measurement date. In the second quarter of 2009, it was determined that the required contribution for the 2008 plan year was $4.6 million and the Company made a $3.5 million contribution toward that amount. In addition, the Company made a $0.5 million contribution in the second quarter of 2009, which represents the first quarterly installment payment for the 2009 plan year.
          The Company disclosed in its financial statements for the year ended December 31, 2008 that it estimated it would pay $0.6 million in other postretirement benefits in 2009 based on actuarial estimates. As of June 30, 2009, $54,000 of such benefits were paid. The Company believes that its estimated payments for the full year may be less than the prior full-year estimate. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retiree’s portion of certain costs. Note that the amount of benefits paid in calendar year 2009 will not impact the expense for postretirement benefits for the current year.
Note 4 Guarantees
          The Company guarantees the outstanding debt of the Badger Meter Employee Savings and Stock Ownership Plan (“ESSOP”) that is recorded in short-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders’ equity. The loan amount is collateralized by shares of the Company’s Common Stock. A payment of $74,000 was made in the first quarter of 2009 that reduced the debt and the corresponding employee benefit stock balance included in shareholders’ equity.

Note 5 Comprehensive Income (Loss)
          Comprehensive income for the three-month periods ended June 30, 2009 and 2008 was $8.1 million and $7.2 million, respectively. Comprehensive income for the six-month periods ended June 30, 2009 and 2008 was $15.1 million and $13.8 million, respectively.
          Components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
(In thousands)	2009	2008

Cumulative foreign currency translation adjustment	$1,638	$1,639
Unrecognized pension and postretirement benefit plan liabilities (net of tax of $10.9 million and $11.2 million for 2009 and 2008, respectively)	(17,907)	(18,311)

Accumulated other comprehensive loss	$(16,269)	$(16,672)

Note 6 Contingencies, Litigation and Commitments
          In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.
          The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relating to two landfill sites where it has been named as one of many potentially responsible parties and to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, or with respect to off-site disposal locations used by the Company, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2008 and the first half of 2009 were not material.
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
          The Company relies on single suppliers for certain castings and components in several of its product lines. Although alternate sources of supply exist for these items, a loss of certain suppliers could temporarily disrupt the Company’s operations in the short term. The Company attempts to mitigate this risk by working closely with key suppliers, purchasing minimal amounts from alternative suppliers and by purchasing business interruption insurance where appropriate.
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
          One distinct advantage of the Orion® AMR technology is that while it is fundamentally a drive-by AMR system, the proprietary receiver technology of Orion® has been licensed to other technology providers, including those providing AMR/AMI products that communicate over power lines, broadband networks, and proprietary radio frequency networks. In addition, the Company produces a universal gateway receiver for Orion® that enables Orion® AMR data to be transmitted to a utility customer over a variety of public wireless networks.
          The sales of utility flow measurement products, including AMR/AMI product sales, are generally derived from the water meter replacement requirements of customers, along with their plans for adoption and deployment of new technology. To a much lesser extent, housing starts also contribute to the base of new product sales. Over the last decade there has been a growing trend in the conversion to AMR/AMI from manually read water meters. This conversion rate is accelerating and contributing to an increased base of business available to meter and AMR/AMI producers. The Company estimates that less than 30% of water meters installed in the United States have been converted to AMR/AMI systems. The Company’s strategy is to fulfill customers’ metering expectations and requirements with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.

          The industrial products generally serve a variety of niche flow measurement and control applications across a broad range of industries. For instance, the impeller product line is widely used in irrigation, HVAC and fire prevention equipment. Some of the flow measurement technologies used for industrial applications have been derived from utility meter technologies, such as positive displacement and turbine flow measurement. Other technologies are very specific to industrial applications. In addition, a growing requirement is for industrial meters to be equipped with specialized communication protocols that control the entire flow measurement process. Serving both the utility and industrial flow measurement market enables the Company to use its wide variety of technology for specific flow measurement and control applications, as well as to utilize existing capacity and spread fixed costs over a larger sales base.
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
Revenue and Product Mix
          Prior to the Company’s introduction of its own proprietary Orion® products, Itron® water utility-related products were a dominant AMR contributor to the Company’s results. Itron® products are sold under an agreement between the Company and Itron, Inc. that expires in early 2011. The Company’s Orion® products directly compete with Itron® water AMR products and, in recent years, many of the Company’s customers have selected Orion® products. While Orion® sales were 2.4 times greater than those of the Itron® licensed products for the full year of 2008, and 2.5 times greater for the first half of 2009, the Company expects that the Itron® products will remain a significant component of utility sales. Continuing sales in both product lines underscores the continued acceptance of the AMR technology by water utilities and affirms the Company’s strategy of selling Itron® products in addition to its own proprietary products.
          As the industry continues to evolve, there may be additional opportunities for revenue enhancement. For instance, in recent years the Company has been asked to oversee and perform the installation of its products in the field for a limited number of customers. This is usually accomplished by the Company assuming the role of the general contractor, hiring a subcontractor and supervising their work. The Company also sells certain extended warranty programs for the technology sold with its products. The extended warranties provide additional services beyond the one-year standard warranty. In 2008, the Company also began to sell the Orion® technology to natural gas utilities for installation on their gas meters. Revenues from such products and services are not yet significant and the Company is uncertain of the potential growth achievable for such products and services in future periods.
Results of Operations — Three Months Ended June 30, 2009
          Net sales for the three months ended June 30, 2009 declined $6.9 million, or 9.2%, to $67.8 million from $74.7 million in the same period in 2008. The decrease was driven by lower sales of the Company’s products due primarily to volume declines, partially offset by higher prices for certain product lines.

          Residential and commercial water meter and related AMR/AMI sales totaled $58.3 million and represented 86.0% of total sales in the second quarter of 2009, compared to $62.2 million, or 83.3%, of total sales in the second quarter of 2008. The decrease of $3.9 million, or 6.3%, was the result of lower sales volumes of water meters and related technologies. During the second quarter of 2009, residential and commercial sales declined 3.1% and 18.5%, respectively, compared to the second quarter of 2008. Orion® and Itron® related sales declined by 9.3% and 7.4%, respectively, in the second quarter of 2009 compared to the same period in the prior year. The Orion® related products outsold the Itron® related products by a ratio of nearly 2.3 to 1 for the second quarter of 2009. While the sales declines may be attributable to the weaker economy, the Company believes that some customers may be delaying orders because of the possibility that funds will become available under U.S. Federal stimulus programs.
          Industrial sales for the three months ended June 30, 2009 were $9.5 million, or 14.0%, of total sales. This was a decline of $3.0 million, or 24.0%, from sales of $12.5 million, or 16.7%, of total sales in the same period in 2008. The decline was due to lower volumes of products sold in each of the Company’s industrial product lines as a result of the continuing weak economy, offset somewhat by higher prices in several of the product lines. Sales of the Company’s industrial products generally fluctuate with the condition of the overall economy.
          The total gross margin percentage increased in the second quarter of 2009 to 39.3% from 35.3% for the same period in 2008. The increase was primarily due to the favorable effects of lower raw material costs, including decreasing prices for metal castings that fluctuate with the metals market, and for radio boards that are sourced in Europe as a result of the strengthening U.S. dollar.
          Selling, engineering and administration costs declined by $0.7 million, or 4.6%, for the three months ended June 30, 2009 compared to the same period in 2008. The decline was due in part to lower selling expenses as a result of sales volume declines, reduced healthcare and related expenditures due to favorable healthcare experience and continued cost containment efforts.
          The provision for income taxes as a percentage of earnings before income taxes for the second quarter of 2009 was 37.2% compared to 38.3% for the same period in 2008.
          As a result of the above mentioned items, net earnings for the three months ended June 30, 2009 increased $0.8 million to $7.8 million from $7.0 million for the same period in 2008. On a diluted basis, earnings per share for the three months ended June 30, 2009 increased by $0.04 to $0.52 from $0.48 for the same period in 2008.
Results of Operations — Six Months Ended June 30, 2009
          Net sales for the six months ended June 30, 2009 declined by $10.0 million, or 7.0%, to $133.1 million from $143.1 million in the same period in 2008. The decrease was driven by lower sales of the Company’s products due primarily to volume declines, partially offset by higher prices for certain product lines.
          Residential and commercial water meter and related AMR/AMI sales totaled $114.4 million and represented 86.0% of total sales in the first half of 2009, compared to $117.7 million, or 82.3%, of total sales in the first half of 2008. The decrease of $3.3 million, or 2.8%, was the net result of higher residential sales and lower commercial sales. Residential sales increased 2.7% while commercial sales declined 23.3% for the first half of 2009 compared to the same period in 2008. Orion® related sales declined 1.3% while Itron® related sales increased 1.2% for the first six months of 2009 compared to the same period in 2008. The Orion® related products outsold the Itron® related products by a ratio of 2.5 to 1 for the first half of 2009.
          Industrial sales for the six months ended June 30, 2009 were $18.7 million, or 14.0%, of total sales. This was a decline of $6.7 million, or 26.4%, from total sales of $25.4 million, or 17.7%, in the same period in 2008. The decline was due to lower volumes of products sold in each of the Company’s industrial product lines as a result of the continuing weak economy, offset somewhat by higher prices in several of the product lines. Sales of the Company’s industrial products generally fluctuate with the condition of the overall economy.
          The total gross margin percentage increased for the first six months of 2009 to 39.7% from 35.6% for the same period in 2008. The increase was primarily due to the favorable effects of lower raw material costs, including decreasing prices for metal castings that fluctuate with the metals market, and for radio boards that are sourced in Europe as a result of the strengthening U.S. dollar. Gross margins were favorably impacted by the higher gross margin percent for the first half of 2009 compared to the same period in 2008, while lower volumes in the first half of 2009 mitigated some of the impact.

          Selling, engineering and administration costs declined by $0.6 million, or 2.2%, for the six months ended June 30, 2009 compared to the same period in 2008. The decline was due in part to lower selling expenses as a result of sales volume declines, reduced healthcare related expenditures due to favorable healthcare experience and continued cost containment efforts.
          The provision for income taxes as a percentage of earnings before income taxes for the six months ended 2009 was 37.1% compared to 37.9% for the same period in 2008.
          As a result of the above mentioned items, net earnings increased by $1.6 million to $14.7 million for the six months ended June 30, 2009 compared to $13.1 million for the same period in 2008. On a diluted basis, earnings per share increased by $0.11 for the six months ended June 30, 2009 from $0.99 compared to $0.88 in the same period in 2008.
Liquidity and Capital Resources
          The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations for the first six months of 2009 was $15.9 million compared to $10.3 million for the same period in 2008. The increase was due to the increase in net earnings and reductions in inventories and receivables from their 2008 year-end balances, partially offset by payments into the Company’s pension plan and a decrease in current liabilities other than debt.
          The receivables balance decreased from $35.8 million at December 31, 2008 to $34.4 million at June 30, 2009 primarily due to lower sales, the timing of those sales and certain cash collections. The Company continues to believe that the current economic downturn will not significantly impact collections of the Company’s outstanding receivables.
          Inventories at June 30, 2009 decreased to $38.7 million from $39.3 million at December 31, 2008 due primarily to lower than expected industrial sales and the timing of purchases.
          Prepaid expenses and other current assets at June 30, 2009 increased to $3.1 million from $2.3 million at December 31, 2008 primarily due to the payment of certain calendar year insurance premiums that are expensed ratably over the policy period.
          Net property, plant and equipment at June 30, 2009 increased by $1.1 million compared to the balance at December 31, 2008 as the result of $4.9 million of capital expenditures, offset by depreciation expense.
          Short-term debt at June 30, 2009 decreased by $3.6 million compared to the balance at December 31, 2008 as cash provided from operations in 2009 was used to pay down short-term debt. During the same period, long-term debt, including current maturities decreased by $4.9 million on a net basis due to regularly scheduled payments. All of the Company’s debt is unsecured and does not carry any financial covenants.
          Payables increased to $14.4 million at June 30, 2009 from $13.2 million at December 31, 2008 primarily due to the timing of payments. Accrued compensation and employee benefits at June 30, 2009 decreased to $6.4 million from $8.7 million at December 31, 2008 due to the payment of employee incentive compensation amounts accrued at December 31, 2008, offset somewhat by current year accruals.
          Accrued income and other taxes decreased to $6.2 million at June 30, 2009 from $7.8 million at December 31, 2008 due to the timing of income tax payments.
          Other accrued employee benefits decreased to $18.5 million at June 30, 2009 from $21.3 million at December 31, 2008 due to payments contributed into the Company’s pension plan, offset somewhat by accruals of pension expense.
          Common stock and capital in excess of par value both increased since December 31, 2008 due to new stock issued in connection with the exercise of stock options. Employee benefit stock decreased as a result of a payment made on the Badger Meter Employee Savings and Stock Ownership Plan loan during the first quarter of 2009.
          The Company believes its financial condition remains strong. In October 2008, the Company renewed its principal line of credit ($30.0 million) for one year with its primary lender. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company has $39.6 million of unused credit lines available at June 30, 2009.
Other Matters
          There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.
          The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relating to two landfill sites where it has been named as one of many potentially responsible parties and to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, or with respect to off-site disposal locations used by the Company, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2008 and the first half of 2009 were not material.
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
Item 4 Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2009. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief

Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2009, to ensure that information relating to the Company, including its consolidated subsidiaries, was made known to management by others within those entities as appropriate to allow timely decisions regarding required disclosure of the information, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
Changes in Internal Control over Financial Reporting
          There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 4 Submission of Matters to a Vote of Security Holders
          At the Company’s Annual Meeting of Shareholders held on April 24, 2009, the following individuals were elected to the Board of Directors.

	Votes	Votes
	FOR	WITHHELD	Not Voted
Ronald H. Dix	11,461,454	234,287	3,115,479
Thomas J. Fischer	11,284,727	411,014	3,115,479
Richard A. Meeusen	11,463,776	231,965	3,115,479
Ulice Payne, Jr.	11,086,135	609,606	3,115,479
Andrew J. Policano	11,229,879	465,862	3,115,479
Steven J. Smith	11,052,534	643,207	3,115,479
Kenneth P. Manning	11,036,389	659,352	3,115,479
John J. Stollenwerk	11,215,754	479,987	3,115,479
Item 6 Exhibits

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: July 22, 2009	By	/s/ Richard A. Meeusen Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson

Richard E. Johnson
Senior Vice President — Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley

Beverly L. P. Smiley
Vice President — Controller

BADGER METER, INC.
Quarterly Report on Form 10-Q for Period Ended June 30, 2009
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