Form 10-Q
period 2009-09-30
BADGER METER INC
filed 2009-10-23
CIK 9092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2009
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
Yes ☐   No ☑
     As of October 13, 2009, there were 14,949,417 shares of Common Stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for Period Ended September 30, 2009

Special Note Regarding Forward Looking Statements
     Certain statements contained in this Quarterly Report on Form 10-Q, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties that include, among other things:
•	the continued shift in the Company’s business from lower cost, manually read meters toward more expensive, value-added automatic meter reading (AMR) systems and advanced metering infrastructure (AMI) systems;

•	the success or failure of newer Company products;

•	changes in competitive pricing and bids in both the domestic and foreign marketplaces, and in particular in continued intense price competition on government bid contracts for lower cost, manually read meters;

•	the actions (or lack thereof) of the Company’s competitors;

•	changes in the Company’s relationships with its alliance partners, primarily its alliance partners that provide AMR/AMI connectivity solutions, and particularly those that sell products that do or may compete with the Company’s products;

•	changes in the general health of the United States and foreign economies, including to some extent such things as the length and severity of the current global economic downturn, the ability of municipal water utility customers to authorize and finance purchases of the Company’s products, the Company’s ability to obtain financing, housing starts in the United States, and overall industrial activity;

•	the impact of the United States and foreign government programs to stimulate national and global economies;

•	changes in the cost and/or availability of needed raw materials and parts, including recent volatility in the cost of brass castings as a result of fluctuations in commodity prices, particularly for copper and scrap metal, at the supplier level and plastic resin as a result of changes in petroleum and natural gas prices;

•	the Company’s expanded role as a prime contractor for providing complete AMR/AMI systems to governmental entities, which brings with it added risks, including but not limited to, Company responsibility for subcontractor performance, additional costs and expenses if the Company and its subcontractors fail to meet the agreed-upon timetable with the governmental entity, and the Company’s expanded warranty and performance obligations;

•	changes in foreign economic conditions, particularly currency fluctuations in the United States dollar, the euro and the Mexican peso;

•	the loss of certain single-source suppliers, and;

•	changes in laws and regulations, particularly laws dealing with the use of lead (which can be used in the manufacture of certain meters incorporating brass housings) and the U.S. Federal Communications Commission rules affecting the use and/or licensing of radio frequencies necessary for AMR/AMI products.
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

Part I — Financial Information

Item 1	Financial Statements
BADGER METER, INC.
Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash	$10,920	$6,217
Receivables	36,643	35,767
Inventories:
Finished goods	11,366	13,484
Work in process	9,245	10,990
Raw materials	15,674	14,841

Total inventories	36,285	39,315
Prepaid expenses and other current assets	3,052	2,316
Deferred income taxes	2,905	2,914

Total current assets	89,805	86,529

Property, plant and equipment, at cost	139,006	133,934
Less accumulated depreciation	(76,337)	(72,111)

Net property, plant and equipment	62,669	61,823

Intangible assets, at cost less accumulated amortization	23,960	25,030
Other assets	6,133	5,713
Deferred income taxes	5,268	9,305
Goodwill	6,958	6,958

Total assets	$194,793	$195,358

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$6,716	$9,995
Current portion of long-term debt	7,895	9,675
Payables	14,231	13,230
Accrued compensation and employee benefits	6,442	8,714
Warranty and after-sale costs	1,168	1,327
Income and other taxes	437	7,848

Total current liabilities	36,889	50,789

Other long-term liabilities	1,145	1,059
Deferred income taxes	—	133
Accrued non-pension postretirement benefits	5,815	5,585
Other accrued employee benefits	12,862	21,265
Long-term debt	—	5,504
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	21,189	21,074
Capital in excess of par value	33,444	31,563
Reinvested earnings	131,931	107,887
Accumulated other comprehensive loss	(15,866)	(16,672)
Less:Employee benefit stock	(585)	(659)
Treasury stock, at cost	(32,031)	(32,170)

Total shareholders’ equity	138,082	111,023

Total liabilities and shareholders’ equity	$194,793	$195,358

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)

	(In thousands except share and per
	share amounts)

	2009	2008	2009	2008
Net sales	$60,814	$68,826	$193,901	$211,906

Cost of sales	37,089	45,418	117,403	137,600

Gross margin	23,725	23,408	76,498	74,306

Selling, engineering and administration	13,057	14,221	41,705	43,500

Operating earnings	10,668	9,187	34,793	30,806

Interest expense	(962)	379	(255)	966

Earnings from continuing operations before income taxes	11,630	8,808	35,048	29,840

Provision for income taxes	4,665	2,980	13,353	10,951

Earnings from continuing operations	6,965	5,828	21,695	18,889

Earnings from discontinued operations net of income taxes	7,390	—	7,390	—

Net earnings	$14,355	$5,828	$29,085	$18,889

Per share amounts:

Earnings per share:
Basic from continuing operations	$0.47	$0.40	$1.47	$1.30
Basic from discontinued operations	$0.50	$—	$0.50	$—

Total basic	$0.97	$0.40	$1.97	$1.30

Diluted from continuing operations	$0.47	$0.39	$1.45	$1.27
Diluted from discontinued operations	$0.49	$—	$0.50	$—

Total diluted	$0.96	$0.39	$1.95	$1.27

Dividends declared — Common stock	$0.12	$0.11	$0.34	$0.29

Shares used in computation of earnings per share:
Basic	14,830,871	14,618,072	14,774,985	14,517,580
Impact of dilutive securities	130,633	259,725	159,964	309,742

Diluted	14,961,504	14,877,797	14,934,949	14,827,322

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
	September 30,
	(Unaudited)
	(In thousands)

	2009	2008
Operating activities:
Net earnings	$29,085	$18,889
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	5,309	4,757
Amortization	1,070	740
Deferred income taxes	3,908	(12)
Noncurrent employee benefits	2,746	2,572
Contribution to pension plan	(10,100)	—
Stock-based compensation expense	811	839
Changes in:
Receivables	208	(5,255)
Inventories	3,162	(10,836)
Prepaid expenses and other current assets	(744)	(405)
Current liabilities other than debt	(10,868)	3,686

Total adjustments	(4,498)	(3,914)

Net cash provided by operations	24,587	14,975

Investing activities:
Property, plant and equipment additions	(6,008)	(10,467)
Acquisition of intangible assets	—	(25,650)
Other — net	(443)	(691)

Net cash used for investing activities	(6,451)	(36,808)

Financing activities:
Net increase (decrease) in short-term debt	(3,346)	4,732
Issuance of long-term debt	—	15,000
Repayments of long-term debt	(7,284)	(3,349)
Dividends paid	(5,039)	(4,231)
Proceeds from exercise of stock options	1,023	2,002
Tax benefit on stock options	989	3,971
Issuance of treasury stock	136	136

Net cash provided by (used for) financing activities	(13,521)	18,261

Effect of foreign exchange rates on cash	88	(154)

Increase (decrease) in cash	4,703	(3,726)
Cash — beginning of period	6,217	8,670

Cash — end of period	$10,920	$4,944

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
Note 1 Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at September 30, 2009, results of operations for the three- and nine-month periods ended September 30, 2009 and 2008, and cash flows for the nine-month periods ended September 30, 2009 and 2008. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Effective June 30, 2009, the Company adopted Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 855, “Subsequent Events.” ASC Topic 855 addresses the types and timing of events that should be reported in the financial statements for events occurring between the balance sheet date and the date the financial statements are issued or available to be issued. The Company reviewed subsequent events for inclusion in the financial statements through October 23, 2009, the date that the accompanying financial statements were issued. The adoption of the ASC Topic did not impact the Company’s financial position or results of operations.
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
     Warranty and After-Sale Costs
     The Company estimates and records provisions for warranties and other after-sale costs in the period in which the sale is recorded, based on a lag factor and historical warranty claim experience. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or analysis of water quality issues. Changes in the Company’s warranty and after-sale costs reserve for the nine-month periods ended September 30, 2009 and 2008 are as follows:

	Balance at	Net additions	Costs	Balance
	beginning	charged to	incurred and	at
(In thousands)	of year	earnings	adjustments	September 30

2009	$1,327	$512	$(671)	$1,168
2008	$1,917	$390	$(639)	$1,668

Note 3 Employee Benefit Plans
     The Company maintains a non-contributory defined benefit pension plan for its domestic employees and a non-contributory postretirement plan that provides medical benefits for certain domestic retirees and eligible dependents. The following table sets forth the components of net periodic benefit cost for the three months ended September 30, 2009 and 2008 based on December 31, 2008 and September 30, 2007 actuarial measurement dates, respectively:

				Other
				postretirement
	Pension benefits			benefits
(In thousands)	2009	2008	2009	2008
Service cost — benefits earned during the year	$450	$493	$32	$37
Interest cost on projected benefit obligations	748	686	102	101
Expected return on plan assets	(846)	(864)	—	—
Amortization of prior service cost (credit)	(16)	(36)	48	45
Amortization of net loss	262	290	—	8

Net periodic benefit cost	$598	$569	$182	$191

     The following table sets forth the components of net periodic benefit cost for the nine months ended September 30, 2009 and 2008 based on December 31, 2008 and September 30, 2007 actuarial measurement dates, respectively:

				Other
				postretirement
	Pension benefits			benefits
(In thousands)	2009	2008	2009	2008
Service cost — benefits earned during the year	$1,353	$1,479	$93	$111
Interest cost on projected benefit obligations	2,246	2,058	295	303
Expected return on plan assets	(2,540)	(2,592)	—	—
Amortization of prior service cost (credit)	(48)	(108)	140	135
Amortization of net loss	785	870	—	24

Net periodic benefit cost	$1,796	$1,707	$528	$573

     The Company previously disclosed in its financial statements for the year ended December 31, 2008 that it anticipated making a contribution of $4.9 million to its pension plan in 2009 for the 2008 plan year due to the reduction in the market value of the underlying investments as of the December 31, 2008 actuarial measurement date. During the second and third quarters of 2009, the Company made aggregate contributions of $9.1 million toward the 2008 plan year that increased the funded status of the Company’s pension plan. In addition, the Company made a contribution totaling $1.0 million for the 2009 plan year. The Company believes no additional contributions will be required for 2009.
     The Company disclosed in its financial statements for the year ended December 31, 2008 that it estimated it would pay $0.6 million in other postretirement benefits in 2009 based on actuarial estimates. As of September 30, 2009, $158,000 of such benefits were paid. The Company believes that its estimated payments for the full year may be less than the prior full-year estimate. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retiree’s portion of certain costs. Note that the amount of benefits paid in calendar year 2009 will not impact the expense for postretirement benefits for 2009.
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

Note 5 Comprehensive Income (Loss)
     Comprehensive income for the three-month periods ended September 30, 2009 and 2008 was $14.8 million and $5.7 million, respectively. Comprehensive income for the nine-month periods ended September 30, 2009 and 2008 was $29.9 million and $19.6 million, respectively.
     Components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
(In thousands)	2009	2008
Cumulative foreign currency translation adjustment	$1,840	$1,639
Unrecognized pension and postretirement benefit plan liabilities (net of tax of $10.8 million and $11.2 million for 2009 and 2008, respectively)	(17,706)	(18,311)

Accumulated other comprehensive loss	$(15,866)	$(16,672)

Note 6 Contingencies, Litigation and Commitments
     In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.
     The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relating to two landfill sites where it has been named as one of many potentially responsible parties and to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, or with respect to off-site disposal locations used by the Company, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2008 and the first three quarters of 2009 were not material.
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

Note 7 Discontinued Operations
     The third quarter of 2009 results include recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns related to the 2006 shutdown of the Company’s French subsidiaries, which had been reflected as a discontinued operation. Tax benefits of $7.4 million were recognized as earnings from discontinued operations in the third quarter of 2009 due to the realization that such tax benefits became more likely than not upon the conclusion of an IRS audit of the Company’s 2006 federal income tax return. On a diluted basis, earnings per share from discontinued operations for the three and nine month periods ended September 30, 2009 were $0.49 and $0.50, respectively. In addition, interest expense for the three and nine months ended September 30, 2009 was a credit balance in continuing operations, because it included an interest expense reversal of $1.2 million and $0.9 million, respectively, that was previously accrued beginning in 2007 relating to this uncertain tax position.
Note 8 Fair Value Measurements of Financial Instruments
     Cash, receivables and payables are reflected in the financial statements at fair value. Short-term debt is comprised of notes payable drawn against the Company’s lines of credit and commercial paper. Because of the short-term nature of these instruments, the carrying value approximates the fair value.
Note 9 Recently Adopted Accounting Standards
     In June 2009, the FASB issued Statement No. 168, “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS 168). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) is the source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all previously existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification also became non-authoritative. SFAS 168 was effective for the Company on September 30, 2009 and there was no financial impact of such adoption on the Company’s consolidated financial statements. The Company updated the notes to the unaudited consolidated condensed financial statements to appropriately reference the new Accounting Standards Codification.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Description and Overview
     The Company is a leading manufacturer and marketer of products incorporating liquid flow measurement and control technologies, developed both internally and in conjunction with technology companies. Its products are used in a wide variety of applications to measure and control the flow of liquids, but primarily water. The Company’s product lines fall into two general categories, utility and industrial. The utility category is comprised of two primary product lines — residential and commercial water meters that are used by water utilities as the basis for generating water and wastewater revenues. The market for these product lines is North America, primarily the United States, because these meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The utility flow measurement products constitute a majority of the Company’s sales.
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
     The industrial products generally serve a variety of niche flow measurement and control applications across a broad range of industries. For instance, the impeller product line is widely used in irrigation, heating, ventilating and air conditioning (HVAC) and fire prevention equipment. Some of the flow measurement technologies used for industrial applications have been derived from utility meter technologies, such as positive displacement and turbine flow measurement. Other technologies are very specific to industrial applications. In addition, a growing requirement is for industrial meters to be equipped with specialized communication protocols that control the entire flow measurement process. Serving both the utility and industrial flow measurement market enables the Company to use its wide variety of technology for specific flow measurement and control applications, as well as to utilize existing capacity and spread fixed costs over a larger sales base.
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
Revenue and Product Mix
     Prior to the Company’s introduction of its own proprietary Orion® products, Itron® water utility-related products were a dominant AMR contributor to the Company’s results. Itron® products are sold under an agreement between the Company and Itron, Inc. that expires in early 2011. The Company’s Orion® products directly compete with Itron® water AMR products and, in recent years, many of the Company’s customers have selected Orion® products. While Orion® sales were 2.4 times greater than those of the Itron® licensed products for the full year of 2008, and 2.3 times greater for the first nine months of 2009, the Company expects that the Itron® products will remain a significant component of utility sales. Continuing sales in both product lines underscores the continued acceptance of the AMR technology by water utilities and affirms the Company’s strategy of selling Itron® products in addition to its own proprietary products.
     As the industry continues to evolve, there may be additional opportunities for revenue enhancement. For instance, in recent years the Company has been asked to oversee and perform the installation of its products in the field for a limited number of customers. This is usually accomplished by the Company assuming the role of the general contractor, hiring a subcontractor and supervising their work. The Company also sells certain extended service programs for the technology sold with its products. The extended service programs provide additional services beyond the one-year standard warranty. In 2008, the Company also began to sell the Orion® technology to natural gas utilities for installation on their gas meters. Revenues from such products and services are not yet significant and the Company is uncertain of the potential growth achievable for such products and services in future periods.
Results of Operations — Three Months Ended September 30, 2009
     The third quarter of 2009 results include recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns related to the 2006 shutdown of the Company’s French subsidiaries, which had been reflected as a discontinued operation. These tax benefits ($7.4 million) were recognized as earnings from discontinued operations in the third quarter of 2009 due to the realization that such tax benefits became more likely than not upon the conclusion of an IRS audit of the Company’s 2006 federal income tax return. On a diluted basis, earnings per share from discontinued operations for the three months ended September 30, 2009 were $0.49. In addition, interest expense for the three months ended September 30, 2009 was a credit balance in continuing operations, because it included an interest expense reversal of $1.2 million that was previously accrued between 2007 and June 30, 2009 relating to this uncertain tax position. The comments below relate only to continuing operations.
     Net sales for the three months ended September 30, 2009 declined by $8.0 million, or 11.6%, to $60.8 million from $68.8 million in the same period in 2008. The decrease was driven by lower sales of the Company’s products due primarily to volume declines, partially offset by higher prices for certain product lines.
     Residential and commercial water meter and related AMR/AMI sales totaled $51.8 million and represented 85.1% of total sales in the third quarter of 2009 compared to $56.9 million, or 82.7%, of total sales in the third quarter of 2008. The decrease of $5.1 million, or 9.0%, was the result of lower sales volumes of water meters and related technologies. During the third quarter of 2009, residential and commercial sales declined by 7.7% and 14.4%, respectively, compared to the third quarter of 2008. Orion® and Itron® related sales declined by 12.7% and 9.5%, respectively, in the third quarter of 2009 compared to the same period in the prior year. The Orion® related products outsold the Itron® related products by a ratio of nearly 2.0 to 1 for the third quarter of 2009. While the sales declines may be attributable to the weaker economy, the Company continues to believe that some customers may be delaying orders because of the possibility that funds will become available under U.S. Federal stimulus programs.
     Industrial sales for the three months ended September 30, 2009 were $9.0 million, or 14.9%, of total sales. This was a decline of $2.9 million, or 24.4%, from sales of $11.9 million, or 17.3%, of total sales in the same period in 2008. The decline was due to lower volumes of products sold in each of the Company’s industrial product lines as a result of the continuing weak economy. Sales of the Company’s industrial products generally fluctuate with the condition of the overall economy.
     The total gross margin percentage increased in the third quarter of 2009 to 39.0% from 34.0% for the same period in 2008. The increase was primarily due to the favorable effects of lower raw material costs, including decreasing prices for metal castings that fluctuate with the metals market, as well as the favorable effects from manufacturing cost control efforts.
     Selling, engineering and administration costs declined by nearly $1.2 million, or 8.2%, for the three months ended September 30, 2009 compared to the same period in 2008. The decline was due in part to lower selling expenses as a result of sales volume declines, lower employee incentive compensation, favorable healthcare experience and continued cost containment efforts.
     Interest expense is a credit balance of $1.0 million because it includes the reversal of interest expense totaling nearly $1.2 million related to the favorable resolution of the previously unrecognized tax benefits discussed above.
     The provision for income taxes as a percentage of earnings before income taxes for the third quarter of 2009 was 40.1% compared to 33.8% for the same period in 2008. The increased percentage is the result of adjusting to a higher estimated effective tax rate for 2009 due to increases in state income taxes.
     As a result of the above mentioned items, net earnings from continuing operations for the three months ended September 30, 2009 increased by $1.2 million to $7.0 million from $5.8 million for the same period in 2008. On a diluted basis, earnings per share from continuing operations for the three months ended September 30, 2009 increased by $0.08 to $0.47 from $0.39 for the same period in 2008.
Results of Operations — Nine Months Ended September 30, 2009
     The nine month of 2009 results include recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns related to the 2006 shutdown of the Company’s French subsidiaries, which had been reflected as a discontinued operation. These tax benefits ($7.4 million) were recognized as earnings from discontinued operations in the third quarter of 2009 due to the realization that such tax benefits became more likely than not upon the conclusion of an IRS audit of the Company’s 2006 federal income tax return. On a diluted basis, earnings per share from discontinued operations for the nine months ended September 30, 2009 were $0.50. In addition, interest expense for the nine months ended September 30, 2009 was a credit balance in continuing operations, because it includes an interest expense reversal of $0.9 million that was previously accrued prior to 2009 relating to this uncertain tax position. The comments below relate only to continuing operations.
     Net sales for the nine months ended September 30, 2009 declined by $18.0 million, or 8.5%, to $193.9 million from $211.9 million in the same period in 2008. The decrease was driven by lower sales of the Company’s products due primarily to volume declines, partially offset by higher prices for certain product lines.
     Residential and commercial water meter and related AMR/AMI sales totaled $166.2 million and represented 85.7% of total sales in the first nine months of 2009, compared to $174.6 million, or 82.4%, of total sales in the first nine months of 2008. The decrease of $8.4 million, or 4.8%, was due primarily to lower volumes of products sold. Residential sales decreased 0.7% while commercial sales declined by 20.5% for the first nine months of 2009 compared to the same period in 2008. Orion® related sales declined by 4.8% while Itron® related sales decreased 2.7% for the first nine months of 2009 compared to the same period in 2008. The Orion® related products outsold the Itron® related products by a ratio of 2.3 to 1 for the first nine months of 2009. While the sales declines may be attributable to the weaker economy, the Company continues to believe that some customers may be delaying orders because of the possibility that funds will become available under U.S. Federal stimulus programs.
     Industrial sales for the nine months ended September 30, 2009 were $27.7 million, or 14.3%, of total sales. This was a decline of $9.6 million, or 25.6%, from total sales of $37.3 million, or 17.6%, of total sales in the same period in 2008. The decline was due to lower volumes of products sold in each of the Company’s industrial product lines as a result of the continuing weak economy, offset somewhat by higher prices in several of the product lines. Sales of the Company’s industrial products generally fluctuate with the condition of the overall economy.

     The total gross margin percentage increased for the first nine months of 2009 to 39.5% from 35.1% for the same period in 2008. The increase was primarily due to the favorable effects of lower raw material costs, including decreasing prices for metal castings that fluctuate with the metals market, and for radio boards that are sourced in Europe as a result of the strengthening U.S. dollar. The impact of these factors was offset somewhat by lower volumes of products sold.
     Selling, engineering and administration costs declined by $1.8 million, or 4.1%, for the nine months ended September 30, 2009 compared to the same period in 2008. The decline was due in part to lower selling expenses as a result of sales volume declines, favorable healthcare experience and continued cost containment efforts.
     Interest expense is a credit balance of $0.3 million because it includes the reversal of interest expense totaling $0.9 million related to the favorable resolution of the previously unrecognized tax benefits discussed above.
     The provision for income taxes as a percentage of earnings before income taxes for the nine months ended September 30, 2009 was 38.1% compared to 36.7% for the same period in 2008. The increase was due to increases in state income taxes.
     As a result of the above mentioned items, net earnings from continuing operations increased by $2.8 million to $21.7 million for the nine months ended September 30, 2009 compared to $18.9 million for the same period in 2008. On a diluted basis, earnings per share from continuing operations increased by $0.18 for the nine months ended September 30, 2009 to $1.45 compared to $1.27 for the same period in 2008.
Liquidity and Capital Resources
     The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations for the first nine months of 2009 was $24.6 million compared to $15.0 million for the same period in 2008. The increase was due to the increase in net earnings and reductions in inventories from their 2008 year-end balances, partially offset by payments into the Company’s pension plan and a decrease in current liabilities other than debt related to the non-cash tax benefits discussed above.
     The receivables balance increased from $35.8 million at December 31, 2008 to $36.6 million at September 30, 2009. The Company continues to believe that the current economic downturn will not significantly impact collections of the Company’s outstanding receivables.
     Inventories at September 30, 2009 decreased to $36.3 million from $39.3 million at December 31, 2008 due primarily to inventory management efforts and the timing of purchases.
     Prepaid expenses and other current assets at September 30, 2009 increased to $3.1 million from $2.3 million at December 31, 2008 primarily due to the payment of certain calendar year insurance premiums that are expensed ratably over the policy period.
     Net property, plant and equipment at September 30, 2009 increased by $0.8 million compared to the balance at December 31, 2008 as the result of $6.0 million of capital expenditures, offset by depreciation expense.
     The decline in intangible assets from $25.0 million at December 31, 2008 to $24.0 million at September 30, 2009 is due to amortization expense. The Company’s interim review of goodwill supports its belief that it is not at risk of failing the Step 1 impairment test under ASC 350 when it performs its annual impairment test in the fourth quarter of 2009.
     Short-term debt at September 30, 2009 decreased by $3.3 million to $6.7 million compared to the balance at December 31, 2008 of $10.0 million as cash provided from operations during the nine months ended September 30, 2009 was used to pay down short-term debt. During the same period, long-term debt, including current maturities decreased by $7.3 million on a net basis to $7.9 million due to regularly scheduled payments. All of the Company’s debt is unsecured and does not carry any financial covenants.
     Payables increased to $14.2 million at September 30, 2009 from $13.2 million at December 31, 2008 primarily due to the timing of payments. Accrued compensation and employee benefits at September 30, 2009 decreased to $6.4 million from $8.7 million at December 31, 2008 due to the payment of employee incentive compensation amounts accrued at December 31, 2008, offset somewhat by current year accruals.

     Accrued income and other taxes decreased to $0.4 million at September 30, 2009 from $7.8 million at December 31, 2008 due to the timing of income tax payments, and the recognition of previously unrecognized tax benefits discussed above.
     Other accrued employee benefits decreased to $12.9 million at September 30, 2009 from $21.3 million at December 31, 2008 due to payments contributed into the Company’s pension plan, offset somewhat by accruals of pension expense. During the nine month period ended September 30, 2009, the Company contributed payments of $10.1 million to its pension plan for the 2008 and 2009 plan years.
     Common stock and capital in excess of par value both increased since December 31, 2008 due to new stock issued in connection with the exercise of stock options. Employee benefit stock decreased as a result of a payment made on the Badger Meter Employee Savings and Stock Ownership Plan loan during the first quarter of 2009.
     The Company believes its financial condition remains strong. In October 2009, the Company renewed its principal line of credit (increasing it to $35.0 million) for one year with its primary lender. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company has $39.9 million of unused credit lines available at September 30, 2009.
Other Matters
     There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.
     The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relating to two landfill sites where it has been named as one of many potentially responsible parties and to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, or with respect to off-site disposal locations used by the Company, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2008 and the first three quarters of 2009 were not material.
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
Evaluation of Disclosure Controls and Procedures
     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2009. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2009, to ensure that information relating to the Company, including its consolidated subsidiaries, was made known to management by others within those entities as appropriate to allow timely decisions regarding required disclosure of the information, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information

Item 6	Exhibits

Exhibit No.	Description
4.1	Loan Agreement dated October 31, 2009 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter’s revolving credit loan.

4.2	Loan Agreement dated October 14, 2009 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter’s euro note.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.
Dated: October 23, 2009	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President - Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President - Controller

BADGER METER, INC.
Quarterly Report on Form 10-Q for Period Ended September 30, 2009
Exhibit Index

Exhibit No.	Description
4.1	Loan Agreement dated October 31, 2009 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter’s revolving credit loan.

4.2	Loan Agreement dated October 14, 2009 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter’s euro note.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.