Form 10-K
period 2009-12-31
BADGER METER INC
filed 2010-02-23
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Company as of June 30, 2009 was $578,153,874. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $41.00 per share, the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 2009, and (ii) each of the Company’s executive officers and directors is deemed to be an affiliate of the Company.

As of February 9, 2010, there were 14,974,439 shares of Common Stock outstanding with a par value of $1 per share.

Portions of the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year, are incorporated by reference from the definitive Proxy Statement into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties that include, among other things:

•	the continued shift in the Company’s business from lower cost, manually read meters toward more expensive, value-added automatic meter reading (AMR) systems and advanced metering infrastructure (AMI) systems;

•	the success or failure of newer Company products;

•	changes in competitive pricing and bids in both the domestic and foreign marketplaces, and in particular in continued intense price competition on government bid contracts for lower cost, manually read meters;

•	the actions (or lack thereof) of the Company’s competitors;

•	changes in the Company’s relationships with its alliance partners, primarily its alliance partners that provide AMR/AMI connectivity solutions, and particularly those that sell products that do or may compete with the Company’s products;

•	changes in the general health of the United States and foreign economies, including to some extent such things as the length and severity of the current global economic downturn, the ability of municipal water utility customers to authorize and finance purchases of the Company’s products, the Company’s ability to obtain financing, housing starts in the United States, and overall industrial activity;

•	the impact of the United States and foreign government programs to stimulate national and global economies;

•	changes in the cost and/or availability of needed raw materials and parts, including volatility in the cost of brass castings as a result of fluctuations in commodity prices, particularly for copper and scrap metal, at the supplier level and plastic resin as a result of changes in petroleum and natural gas prices;

•	the Company’s expanded role as a prime contractor for providing complete AMR/AMI systems to governmental entities, which brings with it added risks, including but not limited to, Company responsibility for subcontractor performance, additional costs and expenses if the Company and its subcontractors fail to meet the agreed-upon timetable with the governmental entity, and the Company’s expanded warranty and performance obligations;

•	changes in foreign economic conditions, particularly currency fluctuations in the United States dollar, the euro and the Mexican peso;

•	the loss of certain single-source suppliers, and;

•	changes in laws and regulations, particularly laws dealing with the use of lead (which can be used in the manufacture of certain meters incorporating brass housings) and the U.S. Federal Communications Commission rules affecting the use and/or licensing of radio frequencies necessary for AMR/AMI products.

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

Markets and Products

Badger Meter’s core competency is flow measurement solutions. The Company is a leading manufacturer and marketer of products incorporating liquid flow measurement and control technologies developed both internally and with other technology companies. Its products are used in a wide variety of applications, including water, oil and chemicals. The Company’s product lines fall into two categories: water applications and specialty applications.

Water applications, the larger category by sales volume, include the sale of water meters and related technologies and services used by water utilities as the basis for generating water and wastewater revenues. The market for the Company’s water meter products is North America, primarily the United States, because the meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The Company’s products are also sold for other water purposes including irrigation, water reclamation and industrial process applications.

Specialty applications include the sale of meters and related technologies and services for measuring a wide variety of fluids in industries such as food and beverage, pharmaceutical production, petroleum, heating, ventilating and air conditioning (HVAC), and measuring and dispensing automotive fluids. It also includes the sale of technology to natural gas utilities for installation on their gas meters.

The sales of water meters and related technologies and services for water applications constitute a majority of the Company’s sales and are commonly referred to as sales of residential or commercial meters, the latter referring to larger sizes of meters.

Residential and commercial water meters have generally been classified as either manually read meters or remotely read meters via radio technology. A manually read meter consists of the water meter and a register that gives a visual display of the meter reading. Meters equipped with radio transmitters use encoder registers to convert the measurement data from the meter to a digital format which is then transmitted via radio frequency to a receiver that collects and formats the data appropriately for a water utility’s billing system. Drive-by systems, referred to as automatic meter reading (AMR) systems, have been the primary technology deployed by water utilities over the past two decades, providing accurate and cost-effective billing data. In an AMR system, a vehicle equipped for meter reading purposes, including a radio receiver, computer and reading software, collects meter reading data.

Fixed network advanced metering infrastructure (AMI) systems continue to build interest among water utilities. These systems do not rely on a drive-by data collector, but rather incorporate a network of permanent data collectors or gateway receivers that are always active or listening for the radio transmission from the utility’s meters. Not only do AMI systems eliminate the need for utility personnel to drive through service territories to collect reading data, but they have the ability to provide the utility with more frequent and diverse data at specified intervals.

The Company’s net sales and corresponding net earnings depend on unit volume and mix of products, with the Company generally earning higher margins on meters equipped with AMR or AMI technology. In addition to selling its proprietary AMR/AMI products, including the ORION® AMR technology and the GALAXY® AMI system, the Company also remarkets the Itron® AMR product under a license and distribution agreement. The Company’s proprietary AMR/AMI products generally result in higher margins than the remarketed, non-proprietary AMR/AMI products. The Company also sells registers and radios separately to customers who wish to upgrade their existing meters in the field.

The proprietary ORION receiver technology has been licensed to other technology providers, including those providing AMR/AMI products that communicate over power lines, broadband networks, and proprietary radio frequency networks, allowing ORION a distinct advantage in the AMR/AMI market. In addition, the ORION universal gateway receiver enables ORION data to be transmitted to a utility customer over a variety of public wireless networks for strategic deployments, such as monitoring large commercial users.

Water meter product sales, including AMR/AMI product sales, derive from customers’ water meter replacement requirements along with the adoption and deployment of new technology. To a much lesser extent, housing starts also contribute to the base of new product sales. Over the last decade, there has been a growing trend in the conversion from manually read water meters to AMR/AMI technology. This conversion rate is accelerating and contributing to an increased base of business available to meter and AMR/AMI manufacturers. The Company estimates that less than 30% of water meters installed in the United States have been converted to AMR/AMI systems. A key component of the Company’s strategy is to fulfill customers’ metering expectations and requirements with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.

The specialty application products serve niche flow measurement and control applications across a broad industrial spectrum. Specialized communication protocols that control the entire flow measurement process drive the market. The Company’s specific flow measurement and control applications and technologies serve the broad flow measurement market.

The Company’s products are primarily manufactured and assembled in the Company’s Milwaukee, Wisconsin; Tulsa, Oklahoma; Nogales, Mexico; Neuffen, Germany; and Brno, Czech Republic facilities.

The Company’s products are sold throughout the world through various distribution channels including direct sales representatives, distributors and independent sales representatives. There is a moderate seasonal impact on sales, primarily relating to higher sales of certain water application products during the spring and summer months. No single customer accounts for more than 10% of the Company’s sales.

Competition

There are competitors for each application for which the Company sells its products, and the competition varies from moderate to intense. Major competitors for utility water meters include Sensus Metering Systems, Inc., Neptune Technologies, Elster Water Meter and Master Meter. The Company’s primary competitors for water utility AMR and AMI products are Itron, Inc., Neptune Technologies and Sensus Metering Systems, Inc. While the Company sells its own proprietary AMR/AMI systems (ORION and GALAXY), it is also a reseller of the Itron products. A number of the Company’s competitors in certain markets have greater financial resources than the Company. However, the Company believes it currently provides the leading technology in water meters and AMR/AMI systems for water applications. As a result of significant research and development activities, the Company enjoys favorable patent positions and trade secret protections for several of its products.

Backlog

The Company’s total backlog of unshipped orders at December 31, 2009 and 2008 were $27.5 million and $30.1 million, respectively. The backlog is comprised of firm orders and signed contractual commitments, or portions of such commitments, that call for shipment within 12 months. Backlog can be significantly affected by the timing of orders for large projects and the amounts can vary due to the timing of work performed.

Raw Materials

Raw materials used in the manufacture of the Company’s products include metal or alloys (such as bronze, which uses copper as its main component, aluminum, stainless steel, cast iron, brass and stellite), plastic resins, glass, microprocessors and other electronic subassemblies and components. There are multiple sources for these raw materials, but the Company relies on single suppliers for most bronze castings and certain electronic subassemblies. The Company believes these items would be available from other sources, but that the loss of its current suppliers would result in a higher cost of materials, delivery delays, short-term increases in inventory and higher quality control costs in the short term. The Company carries business interruption insurance on key suppliers. World commodity markets and currency exchange rates may also affect prices.

Research and Development

Expenditures for research and development activities relating to the development of new products, improvement of existing products and manufacturing process improvements were $6.9 million in 2009 compared to $7.1 million in 2008 and $5.7 million in 2007. Research and development activities are primarily sponsored by the Company. The Company also engages in some joint research and development with other companies.

Intangible Assets

The Company owns or controls many patents, trademarks and trade names, directly and through license agreements, in the United States and other countries that relate to its products and technologies. No single patent, trademark, trade name or license is material to the Company’s business as a whole. During 2008, the Company acquired the North American rights for the GALAXY fixed network AMI technology for $25.7 million.

Environmental Protection

The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relating to two landfill sites where it has been named as one of many potentially responsible parties and to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Regarding the landfill sites, this belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures during 2009, 2008 and 2007 for compliance with environmental control provisions and regulations were not material.

Employees

The Company and its subsidiaries employed 1,157 persons at December 31, 2009, 199 of whom are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The Company is currently operating under a four-year contract with the union, which expires on October 31, 2012. The Company believes it has good relations with the union and all of its employees.

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

Information about the Company’s foreign operations and export sales is included in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2009 Annual Report on Form 10-K.

Financial Information about Industry Segments

The Company operates in one industry segment as a manufacturer and marketer of products incorporating liquid flow measurement and control technologies as described in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2009 Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Shareholders, potential investors and other readers are urged to consider the significant business risks described below in addition to the other information set forth or incorporated by reference in this 2009 Annual Report on Form 10-K. If any of the events contemplated by the following risks actually occur, our financial condition or results of operations could be materially adversely affected. The following list of risk factors may not be exhaustive. We operate in a continually changing business, economic and geopolitical environment, and new risk factors may emerge from time to time. We can neither predict these new risk factors with certainty nor assess the precise impact, if any, on the business, or the extent to which any factor, or combination of factors, may cause the actual results of operations to differ materially. While there is much uncertainty, we do analyze the risks we face, perform a probability assessment of their impacts and attempt to soften their potential impact when and if possible.

Competitive pressures in the marketplace could decrease revenues and profits:

Competitive pressures in the marketplace for our products could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. We operate in an environment where competition varies from moderate to intense and a number of our competitors have greater financial resources. Our competitors also include alliance partners that sell products that do or may compete with our products, particularly those that provide AMR or AMI connectivity solutions. The principal elements of competition for our most significant product applications, residential and commercial water meters for the utility market (with various AMR/AMI technology systems), are price, product technology, quality and service. The competitive environment is also affected by the movement toward AMR or AMI technologies and away from manual read meters, the demand for replacement units and, to some extent such things as the length and severity of the current global economic downturn, the timing and size of governmental programs such as stimulus funds programs, the ability of municipal water utility customers to authorize and finance purchases of our products, our ability to obtain financing, housing starts in the United States, and overall economic activity. For our industrial products, the competitive environment is affected by the general economic health of various industrial sectors particularly in the United States and Europe.

The inability to develop technologically advanced products could harm future success:

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

The length and severity of the current economic downturn could cause a material adverse impact on sales and operating results:

As a supplier of products primarily to water utilities, we may be adversely affected by the length and severity of the current global economic downturn and delays in governmental programs created to stimulate the economy that affect our customers, including independent distributors, large city utilities, private water companies and numerous smaller municipal water utilities. These customers may delay capital projects, including non-critical maintenance and upgrades, or may not have the ability to authorize and finance purchases during economic downturns or instability in world markets. While we also sell products for other applications to reduce our dependency on the water application market, a significant downturn in the water application market could cause a material adverse impact on sales and operating results. Therefore, a continued downturn in general economic conditions, as well as in the water application market, and delays in the timing or amounts of economic stimulus funds programs could result in a reduction in demand for our products and services and could harm the business.

Failure to manufacture quality products could have a material adverse effect on our business:

If we fail to maintain and enforce quality control and testing procedures, our products will not meet the required performance standards. Product quality and performance are a priority for us since our products are used in various applications where precise control of fluids is essential. Although we believe we have a very good reputation for product quality, any future production and/or sale of substandard products would seriously harm our reputation, resulting in both a loss of current customers to competitors and damage to our ability to attract new customers. In addition, if any of our products prove to be defective, we may be required to participate in a recall involving such products. A successful claim brought against us with respect to a defective product in excess of available insurance coverage, if any, or a requirement to participate in a major product recall, could have a material adverse effect on our business, results of operations or financial condition.

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

An inability to attract and retain skilled employees could negatively impact growth and decrease profitability:

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

A failure to maintain good corporate governance practices could damage our reputation and adversely affect our future success:

We have a history of good corporate governance, including procedures and processes that are required by the Sarbanes-Oxley Act of 2002 and related rules and regulations, such as board committee charters, and a Code of Business Conduct that defines how employees interact with our various stakeholders and addresses issues such as confidentiality, conflict of interest and fair dealing. Failure to maintain these corporate governance practices could harm our reputation and have a material adverse effect on our business and results of operations.

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

The principal facilities utilized by the Company at December 31, 2009 are listed below. The Company owns all such facilities in fee simple. The Company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

		Approximate area
Location	Principal use	(square feet)

Milwaukee, Wisconsin	Manufacturing and offices	323,500
Tulsa, Oklahoma	Manufacturing and offices	59,500
Brno, Czech Republic	Manufacturing and offices	27,800
Neuffen, Germany	Manufacturing and offices	21,500
Nogales, Mexico	Manufacturing and offices	140,000
Nogales, Mexico	Manufacturing and offices	41,300

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, the Company is named in legal proceedings from time to time. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

Like other companies in recent years, the Company has been named as a defendant in numerous multi-claimant/multi-defendant lawsuits alleging personal injury as a result of exposure to asbestos, manufactured by third parties, and integrated into or sold with a very limited number of the Company’s products. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based in part on the fact that no claimant has proven or substantially demonstrated asbestos exposure caused by products manufactured or sold by the Company and that a number of cases have been voluntarily dismissed.

The Company is subject to contingencies related to environmental laws and regulations. Information about the Company’s compliance with environmental regulations is included in Part I, Item 1 of this 2009 Annual Report on Form 10-K under the heading “Environmental Protection.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2009.

ITEM 4A.	EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding the executive officers of the Company.

		Age at
Name	Position	2/28/2010

Richard A. Meeusen	Chairman, President and Chief Executive Officer	55
Richard E. Johnson	Senior Vice President — Finance, Chief Financial Officer and Treasurer	55
Fred J. Begale	Vice President — Business Development	45
William R. A. Bergum	Vice President — General Counsel and Secretary	45
Gregory M. Gomez	Vice President — Engineering	45
Horst E. Gras	Vice President — International Operations	54
Raymond G. Serdynski	Vice President — Manufacturing	53
Beverly L. P. Smiley	Vice President — Controller	60
Kimberly K. Stoll	Vice President — Marketing	43
Dennis J. Webb	Vice President — Sales	62
Kristie J. Zahn	Vice President — Human Resources	53

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

Mr. Meeusen has served as Chairman, President and Chief Executive Officer for more than five years.

Mr. Johnson has served as Senior Vice President — Finance, Chief Financial Officer and Treasurer for more than five years.

Mr. Begale was elected Vice President — Business Development in April 2009 and served as Director — Business Development from March 2007 to April 2009. Prior to March 2007, Mr. Begale was Operations and Product Development Manager at Eaton Corporation — Eaton Aftertreatment Business Unit from January 2006 to

March 2007, and Program and Intellectual Property Manager at Eaton Corporation-Corporate R&D from January 2005 to January 2006.

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

Ms. Stoll was elected Vice President — Marketing in April 2009, and served as Director — Utility Marketing from August 2008 to April 2009. Prior to August 2008, Ms. Stoll was Marketing Manager at Dorner Manufacturing from April 2007 to June 2008, and Marketing Manager at Rockwell Automation prior to April 2007.

Mr. Webb was elected Vice President — Sales in April 2009. Mr. Webb served as Vice President — Sales and Marketing from February 2008 to April 2009, Vice President — Sales, Marketing and Engineering from August 2005 to February 2008 and served as Vice President — Engineering from November 2001 to August 2005.

Ms. Zahn was elected Vice President — Human Resources in April 2009, and served as Director — Human Resources from July 2008 to April 2009. Prior to July 2008, Ms. Zahn was Vice President — Human Resources at Fiserv from October 2007 to June 2008, Director — Human Resources at the University of Wisconsin — Parkside from May 2006 to September 2007, and Director — Human Resources at Thermasys from January 2005 to May 2006.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information required by this Item is set forth in Note 11 “Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2009 Annual Report on Form 10-K.

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

The following graph compares on a cumulative basis the yearly percentage change since January 1, 2005 in (a) the total shareholder return on the Common Stock with (b) the total return on the Russell 2000 Index and (c) the total return of a peer group made up of 11 companies in similar industries and with similar market capitalization as selected by an independent consulting firm. The graph assumes $100 invested on December 31, 2004. It further assumes the reinvestment of dividends. The returns of each component company in the peer group have also been weighted based on such company’s relative market capitalization.

Comparison of 5-Year Cumulative Total Return
Among Badger Meter, Inc., Russell 2000 Index,
and Custom Peer Group

December 31	2004	2005	2006	2007	2008	2009
Badger Meter, Inc.	$100.00	$133.07	$190.08	$311.85	$203.37	$287.93
Peer Group Index*	$100.00	$104.55	$123.76	$121.82	$80.66	$102.58
Russell 2000 Index	$100.00	$103.62	$129.93	$142.75	$85.74	$121.40

*	Peer Group consists of Axcess International, Inc., Badger Meter, Inc., Bio-Rad Labs, Inc., Candela Corporation, Frequency Electronics, Inc., Innovex, Inc., Integral Vision, Inc., K-Tron International, Inc., Keithley Instruments, Inc., Newport Corporation, and Research Frontiers, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

BADGER METER, INC.

Ten Year Summary of Selected Consolidated Financial Data

	Years ended December 31,
	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000
	(Dollars in thousands except per share data)

Operating results
Net sales	$250,337	279,552	234,816	229,754	203,637	188,663	168,728	160,350	138,537	146,389
Research and development	$6,910	7,136	5,714	5,458	5,343	4,572	6,070	5,658	5,422	6,562
Earnings from continuing operations before income taxes	$42,333	39,555	29,325	27,489	25,664	20,325	15,658	12,359	5,010	10,727
Earnings from continuing operations	$26,780	25,084	18,386	16,568	16,164	12,056	9,798	7,819	3,364	6,941
Earnings (loss) from discontinued operations(1)	$7,390	n/a	(1,929)	(9,020)	(2,911)	(2,423)	(2,221)	(548)	n/a	n/a
Net earnings	$34,170	25,084	16,457	7,548	13,253	9,633	7,577	7,271	3,364	6,941
Earnings from continuing operations to sales	10.7%	9.0%	7.8%	7.2%	7.4%	6.4%	5.8%	4.9%	2.4%	4.7%

Per Common share
Basic earnings from continuing operations	$1.81	1.72	1.29	1.19	1.20	0.91	0.76	0.62	0.27	0.53
Basic earnings (loss) from discontinued operations	$0.50	n/a	(0.13)	(0.65)	(0.22)	(0.18)	(0.17)	(0.04)	n/a	n/a
Total basic earnings	$2.31	1.72	1.16	0.54	0.98	0.73	0.59	0.58	0.27	0.53
Diluted earnings from continuing operations	$1.79	1.69	1.26	1.15	1.15	0.89	0.75	0.59	0.26	0.50
Diluted earnings (loss) from discontinued operations	$0.49	n/a	(0.13)	(0.63)	(0.20)	(0.18)	(0.17)	(0.04)	n/a	n/a
Total diluted earnings	$2.28	1.69	1.13	0.52	0.95	0.71	0.58	0.55	0.26	0.50
Cash dividends declared:
Common Stock	$0.46	0.40	0.34	0.31	0.29	0.28	0.27	0.26	0.25	0.22
Price range — high	$44.90	62.74	46.43	32.20	25.63	16.00	9.94	8.50	8.31	9.35
Price range — low	$22.50	17.58	23.00	19.51	13.23	8.53	6.13	5.52	4.94	5.75
Closing price	$39.82	29.02	44.95	27.70	19.62	14.98	9.54	8.00	5.61	5.75
Book value*	$9.65	7.50	6.33	5.07	5.36	4.77	4.19	3.74	3.38	3.38

Shares outstanding at year-end
Common Stock	14,973	14,808	14,519	14,154	13,696	13,444	13,170	12,882	12,720	12,828

Financial position
Working capital*	$60,419	35,740	38,725	33,648	32,923	25,461	25,946	6,825	23,170	6,822
Current ratio*	3.3 to 1	1.7 to 1	1.9 to 1	1.7 to 1	1.8 to 1	1.6 to 1	1.7 to 1	1.1 to 1	2.0 to 1	1.2 to 1
Net cash provided by operations	$36,588	26,143	27,934	16,750	18,361	6,297	15,221	12,234	8,587	13,251
Capital expenditures	$7,750	13,237	15,971	11,060	9,088	5,582	5,214	5,914	5,007	6,403
Total assets	$191,016	195,358	150,301	139,383	145,867	142,961	133,851	126,463	101,375	98,023
Short-term and current portion of long-term debt	$8,003	19,670	13,582	17,037	13,328	22,887	9,188	26,290	8,264	23,017
Long-term debt	$—	5,504	3,129	5,928	15,360	14,819	24,450	13,046	20,498	5,944
Shareholders’ equity(2)	$144,461	111,023	91,969	71,819	73,416	64,066	55,171	48,095	43,002	43,319
Debt as a percent of total debt and equity*	5.2%	18.5%	15.4%	26.8%	30.1%	37.0%	37.9%	45.0%	40.1%	40.1%
Return on shareholders’ equity*	18.5%	22.6%	20.0%	23.1%	22.0%	18.8%	17.8%	16.3%	7.8%	16.0%
Price/earnings ratio*	22.2	17.2	35.7	24.1	17.1	16.8	12.7	11.1	21.6	11.5

(1)	The Company’s French operations have been presented as discontinued operations for 2002 through 2007, the years of ownership. In 2009, discontinued operations represented the recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns related to the shutdown of the Company’s French operations.

(2)	The Company adopted the provisions of the Financial Standards Accounting Board Accounting Standards Codification 715, “Compensation — Retirement Benefits” on December 31, 2006, with respect to recognizing the funded status of pension and postretirement benefit plans, and at December 31, 2008, with respect to changing the measurement date.

*	Description of calculations as of the applicable year end:

Book value per share equals total shareholders’ equity at year-end divided by the number of common shares outstanding.

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

BUSINESS DESCRIPTION AND OVERVIEW

Badger Meter’s core competency is flow measurement solutions. The Company is a leading manufacturer and marketer of products incorporating liquid flow measurement and control technologies developed both internally and with other technology companies. Its products are used in a wide variety of applications, including water, oil and chemicals. The Company’s product lines fall into two categories: water applications and specialty applications.

Water applications, the larger category by sales volume, include the sale of water meters and related technologies and services used by water utilities as the basis for generating water and wastewater revenues. The market for the Company’s water meter products is North America, primarily the United States, because the meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The Company’s products are also sold for other water purposes including irrigation, water reclamation and industrial process applications.

Specialty applications include the sale of meters and related technologies and services for measuring a wide variety of fluids in industries such as food and beverage, pharmaceutical production, petroleum, heating, ventilating and air conditioning (HVAC), and measuring and dispensing automotive fluids. It also includes the sales of technology to natural gas utilities for installation on their gas meters.

Additional information about the Company’s business is described in Part 1, Item 1 “Business” under the heading “Market and Products” in this 2009 Annual Report on Form 10-K.

Business Trends

Increasingly, the electric utility industry relies on AMI technology for two-way communication to monitor and control electrical devices at the customer’s site. Although the Company does not sell products for electric market applications, the trend toward AMI is now affecting the markets in which the Company does participate, particularly the water utility market. Specifically, AMI enables water utilities to capture interval readings from each meter daily. While two-way communication is currently limited in water AMI, utilities are contemplating two-way network benefits. As noted above, the Company markets the ORION AMR products as well as the GALAXY AMI products. The Company sells either product in response to customer requirements. Since both products have comparable margins, any acceleration or slowdown in the trend toward AMI is not expected to have a significant impact on the Company’s net sales related to AMR and AMI technology.

There are approximately 53,000 water utilities in the United States and the Company estimates that less than 30% of them have converted to an AMR or AMI technology. Although there is growing interest in AMI communication by water utilities, the vast majority of utilities installing AMR or AMI technology continue to select AMR technologies for their applications. The Company’s ORION technology has experienced rapid acceptance in the United States as an increasing number of water utilities have selected ORION as their AMR solution. The Company anticipates that even with growing interest in AMI, AMR will continue to be the primary product of choice for a number of years. For many water utilities, AMR technology is simply the most cost-effective solution available.

Revenue and Product Mix

Prior to the Company’s introduction of its own proprietary AMR products (ORION), Itron water utility-related products were a dominant AMR contributor to the Company’s results. Itron products are sold under an agreement between the Company and Itron, Inc. that is scheduled to expire in early 2011. The Company’s ORION products directly compete with Itron water AMR products. In recent years, many of the Company’s customers have selected ORION products over Itron products. While ORION sales were 2.3 times greater than those of the Itron licensed products for 2009, and 2.4 times greater for 2008, the Company expects that the Itron products will remain a significant component of sales to utilities. Continuing sales in both product lines underscores the continued acceptance of AMR technology by water utilities and affirms the Company’s strategy of selling Itron products in addition to its own proprietary products.

As the industry continues to evolve, there may be additional opportunities for revenue enhancement. For instance, in recent years the Company has been asked to oversee and perform field installation of its products for selected customers. The Company assumes the role of general contractor, hiring an installation subcontractor and supervising their work. The Company also sells extended service programs for the technology sold with its products. The extended service programs provide additional services beyond the standard warranty. In 2008, the Company also began selling ORION radio technology to natural gas utilities for installation on their gas meters. Revenues from such products and services are not yet significant and the Company is uncertain of the potential growth achievable for such products and services in future periods.

RESULTS OF OPERATIONS

Net Sales

The Company’s net sales decreased by $29.3 million, or 10.5%, in 2009 to $250.3 million from $279.6 million in 2008. The decrease was driven by lower sales of the Company’s products due principally to volume declines, offset somewhat by higher prices on certain products.

Water application products represented 89.6% of total net sales in 2009 compared to 86.7% in 2008. Sales declined in all water application product lines. Sales of water application products decreased to $224.2 million, a 7.5% decrease from sales in 2008 of $242.3 million. This decrease was driven by lower volumes of meters sold, both with and without AMR/AMI technologies. While the state of the economy certainly played a role in the sales decline, the Company also believes some customers have delayed purchasing decisions because of the possibility that funds will become available under U.S. government stimulus programs. Sales of the Company’s ORION AMR technology products decreased 9.1% from 2008 levels and sales of the Itron related products saw a 5.6% decrease from 2008 levels. In 2009, Orion related products outsold Itron related products by a ratio of 2.3 to 1. Commercial meter sales decreased nearly 22% due to volume declines compared to 2008, which was an exceptionally strong year for these products.

Specialty products represented 10.4% of total net sales in 2009 compared to 13.3% in 2008. These sales declined by $11.2 million, or 30.0%, to $26.1 million in 2009 from $37.3 million in 2008 due to volume declines related to the current economic slowdown.

International sales for water application meters and related technologies are generally made to customers in Canada and Mexico, which use similar mechanical technology as customers in the U.S. International sales for other water application and specialty application products are comprised primarily of sales of small valves, electromagnetic meters and automotive fluid meters in Europe, sales of electromagnetic meters and related technologies in Latin America, and sales of valves and other metering products throughout the world. In Europe, sales are made primarily in euros. Other international sales are made in U.S. dollars or local currencies. International sales decreased by 24.5% to $24.7 million in 2009 from $32.7 million in 2008 due equally to lower sales of products in Europe and Mexico and to foreign currency translation effects.

Badger Meter’s net sales increased by $44.8 million, or 19.1%, in 2008 to $279.6 million from $234.8 million in 2007. The increase was driven primarily by higher volumes of water application products, particularly water meters with AMR/AMI technologies.

Products sold for water applications represented 86.7% of total net sales in 2008 compared to 85.1% in 2007. These sales increased to $242.3 million, a 21.3% increase over sales in 2007 of $199.7 million. This increase was driven primarily by increased volumes in AMR/AMI sales over 2007 levels. Sales of the Company’s ORION AMR technology products increased over 20.0% from 2007 levels and sales of the Itron related products saw a 29.4% increase from 2007 levels. In 2008, Orion related products outsold Itron related products by a ratio of 2.4 to 1. Commercial meter sales increased over 33% from 2007 to 2008 due to both volume and price increases.

Specialty products represented 13.3% of total net sales in 2008 compared to 14.9% in 2007. These sales increased by $2.2 million, or 6.3%, to $37.3 million in 2008 from $35.1 million in 2007 due to volume increases in valve sales.

International sales increased by 19.9% to $32.7 million in 2008 from $27.3 million in 2007 due principally to higher sales of products in Europe and Mexico.

Gross Margins

Gross margins were 38.8%, 35.2% and 34.7% for 2009, 2008 and 2007, respectively. Gross margins increased in 2009 over 2008 as a result of lower commodity costs, particularly copper that was substantially under 2008 levels, and the favorable effects of manufacturing cost control efforts. Partially offsetting this was the effect of lower sales of certain higher margin products, including products that are sold with AMR/AMI technologies.

Gross margins increased in 2008 over 2007 as a result of increases in AMR volumes driven by sales of ORION and Itron related products, as well as price increases put into effect to recover higher cost of materials, particularly copper. Also included in gross margin for 2008 was a pre-tax gain of $994,000 associated with the sale of the Company’s Rio Rico, Arizona facility. The increase in gross margin in 2008 was partially offset by lower specialty product application sales (which generally have higher margins), the mix of AMR technologies sold, and higher sales of turnkey or installation projects on which margins are lower for the services provided.

Operating Expenses

Selling, engineering and administration costs decreased by nearly $2.8 million, or 4.8%, in 2009 compared to 2008 and as the result of lower commissions payable on lower sales volumes, lower employee incentives, headcount reductions, favorable healthcare experience and continuing cost control efforts. This was offset somewhat by a full year’s amortization of the GALAXY fixed network AMI technology compared to a partial year in 2008, additional costs for qualifying for U.S. government stimulus fund program requests, early retirement and severance expenses and normal inflationary increases.

Selling, engineering and administration costs increased by nearly $6.8 million, or 13.3% in 2008 compared to 2007 and were the result of increased selling costs related to efforts to establish a presence for ORION in the natural gas industry, increased costs associated with higher sales volumes, consulting costs associated with sales process enhancements, increased research and development costs, the effects of foreign exchange, and increased intangible amortization related to the acquisition of the North American rights for the GALAXY fixed network AMI technology in the second quarter of 2008. In addition, the Company experienced normal inflationary increases, which were somewhat offset by continuing cost containment efforts.

Interest (Income) Expense, Net

Interest (income) expense, net was $0.1 million in 2009 compared to interest expense of $1.3 million in 2008. The decrease was due to the reversal of $1.2 million that was previously accrued between 2007 and June 30, 2009 relating to the French tax issue discussed below and lower overall debt balances.

Interest expense increased slightly in 2008 compared to 2007 as the result of higher debt levels due primarily to the acquisition of the North American rights for the GALAXY fixed network technology.

Income Taxes

Income taxes as a percentage of earnings from continuing operations before income taxes remained relatively flat at 36.7%, 36.6% and 37.3% for 2009, 2008 and 2007, respectively.

Earnings and Diluted Earnings Per Share from Continuing Operations

As a result of the above-mentioned items, earnings from continuing operations were $26.8 million, $25.1 million and $18.4 million in 2009, 2008 and 2007, respectively. On a diluted basis, earnings per share from continuing operations were $1.79, $1.69 and $1.26 respectively, for the same periods.

Discontinued Operations

The 2009 results include recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns related to the 2006 shutdown of the Company’s French subsidiaries, which have been reflected as a discontinued operation. These tax benefits ($7.4 million) were recognized as earnings from discontinued operations in 2009 due to the realization that such tax benefits became more likely than not upon the conclusion of an IRS audit of the Company’s 2006 federal income tax return. On a diluted basis, earnings per share from discontinued operations for 2009 were $0.49. In addition, interest expense for 2009 was a credit balance in continuing operations, because it included an interest expense reversal of $1.2 million that was previously accrued between 2007 and June 30, 2009 relating to this uncertain tax position.

LIQUIDITY AND CAPITAL RESOURCES

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations in 2009 was $36.6 million compared to $27.1 million in 2008. The increase in cash provided by operations in 2009 was due to lower inventory balances and improved earnings, partially offset by contributions to the Company’s pension plan. Cash provided by operations in 2008 was $27.1 million compared to $28.3 million in 2007. The decrease in cash provided by operations in 2008 was due to higher receivable and inventory balances, partially offset by improved earnings.

Receivables at December 31, 2009 were relatively unchanged compared to December 31, 2008. Inventories at December 31, 2009 decreased $6.8 million, or 17.4%, compared to December 31, 2008, due to the decreased sales activity, the timing of inventory purchases and a focus on effectively managing inventory levels.

Capital expenditures totaled $7.8 million in 2009, $13.2 million in 2008 and $16.0 million in 2007. These amounts vary due to the timing of capital expenditures. Included in capital expenditures for 2008 and 2007 were approximately $6.2 million and $8.0 million, respectively, related to the construction of two facilities in Mexico and a small addition to the Czech Republic facility. The Company believes it has adequate capacity to increase production levels with minimal additional capital expenditures.

Intangible assets decreased by $1.4 million to $23.6 million at December 31, 2009 from $25.0 million at December 31, 2008 due to normal amortization expense.

Long-term deferred income tax assets decreased by $4.2 million to $5.1 million at December 31, 2009 from $9.3 million at December 31, 2008, reflecting the tax impact of the Company’s payments into its pension plan in 2009 and the realization of previously deferred tax deductions.

Short-term debt, the current portion of long-term debt and long-term debt all declined from December 31, 2008 to December 31, 2009. These accounts totaled $8.0 million at December 31, 2009, a decrease from $25.2 million at December 31, 2008 as the Company continued to use cash generated from operations to reduce debt levels. At the end of 2009, debt represented 5.2% of the Company’s total capitalization. None of the Company’s debt carries financial covenants or is secured.

Payables decreased by $2.5 million at December 31, 2009 compared to December 31, 2008 primarily as the result of the timing of purchases and the reduced inventory levels in the fourth quarter of 2009 compared to the activity in the fourth quarter of 2008. Accrued compensation and employee benefits decreased $2.6 million between years due primarily to lower employee incentives. Warranty and after-sale costs decreased $0.4 million to $0.9 million at December 31, 2009 due to fewer warranty claims as the result of improved manufacturing processes for products introduced in recent years.

Other accrued employee benefits decreased to $12.0 million at December 31, 2009 from $21.3 million at December 31, 2008, primarily due to a $10.1 million contribution to the Company’s pension plan.

Income and other taxes decreased by $7.3 million to $0.5 million at December 31, 2009 from $7.8 million at December 31, 2008. The decrease was due to the timing of tax payments and the favorable resolution of unrecognized tax benefits related to the Company’s discontinued French subsidiaries.

Common Stock and capital in excess of par value both increased during 2009 due primarily to the exercise of stock options, stock compensation expense and the tax benefit on stock options. Treasury stock decreased slightly due to shares issued in connection the Company’s dividend reinvestment program.

Accumulated other comprehensive loss decreased by $2.1 million, net of tax, primarily due to changes in the funded status of the Company’s pension plan and other postretirement benefits.

Despite the current economic climate, the Company’s financial condition remains strong. In October 2009, the Company renewed its principal line of credit (increasing it to $35.0 million) for one year with its primary lender. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $48.4 million of unused credit lines available at December 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements at December 31, 2009.

CONTRACTUAL OBLIGATIONS

The Company guarantees the outstanding debt of its Employee Savings and Stock Option Plan (the “ESSOP”) that is recorded in long-term debt, offset by a similar amount of unearned compensation that has been recorded as a reduction of shareholders’ equity. The loan amount is secured by shares of the Company’s Common Stock. Payments of $74,000 and $23,000 in 2009 and 2008, respectively, reduced the loan to $585,000 at December 31, 2009. The terms of the loan allow variable payments of principal with the final principal and interest payment due on April 30, 2010, at which time the loan is expected to be renewed.

The following table includes the Company’s significant contractual obligations as of December 31, 2009. There are no undisclosed guarantees.

	Payments due by period
		Less than
	Total	1 year	1-3 years	4-6 years
	(In thousands)

Current portion and long-term debt	$4,844	$4,844	$—	$—
Accrued interest on current portion and long-term debt	72	72	—	—
Short-term debt	2,574	2,574	—	—
ESSOP	585	585	—	—
Operating leases	650	302	269	79

Total contractual obligations	$8,725	$8,377	$269	$79

Other than items included in the preceding table, as of December 31, 2009, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and postretirement plans which are discussed in detail in Note 7 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2009 Annual Report on Form 10-K. As of the most recent actuarial measurement date, the Company does not expect to make a contribution for the 2010 calendar year. Postretirement medical claims are paid by the Company as they are submitted, and they are anticipated to be $521,000 in 2010 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company’s accounting policies are more fully described in Note 1 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2009 Annual Report on Form 10-K. As discussed in Note 1, the preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s more significant estimates relate primarily to the following judgmental reserves: allowance for doubtful accounts, reserve for obsolete inventories, warranty and after-sale costs reserve, and the health care reserve for claims incurred, as well as claims incurred but not reported. Each of these reserves is evaluated quarterly and is reviewed with the Company’s Disclosure Committee and the Audit and Compliance Committee of the Board of Directors. The basis for the reserve amounts is determined by analyzing the anticipated exposure for each account, and then selecting the most likely amount based upon historical experience and various other considerations that are believed to be reasonable under the circumstances. These methods have been used for all years in the presented financials and have been used consistently throughout each year. Actual results may differ from these estimates if actual experiences vary from the Company’s assumptions.

The criteria used for calculating each of the reserve amounts vary by type of reserve. For the allowance for doubtful accounts reserve, significant past due balances are individually reviewed for collectibility, while the balance of accounts are reviewed in conjunction with applying historical write-off ratios. The calculation for the obsolete inventories reserve is determined by analyzing the relationship between the age and quantity of items on hand versus estimated usage to determine if excess quantities exist. The calculation for warranty and after-sale costs reserve uses criteria that include known potential problems on past sales as well as historical claim experience and current warranty trends. The health care reserve for claims incurred, but not reported is determined by using medical cost trend analyses, reviewing subsequent payments made and estimating unbilled amounts. The changes in the balances of these reserves at December 31, 2009 compared to the prior year were due to normal business conditions and are not deemed to be significant. While the Company continually tries to improve its estimates, no significant changes in the underlying processes are expected in 2010.

The Company also uses estimates in four other significant areas: (i) pension and other postretirement obligations and costs, (ii) stock-based compensation, (iii) income taxes, and (iv) evaluating goodwill and other intangible assets at least annually for impairment. The actuarial valuations of benefit obligations and net periodic benefit costs rely on key assumptions including discount rates, long-term expected return on plan assets, future compensation and healthcare cost trend rates. The total cost of the Company’s share-based awards is equal to the grant date fair value per award multiplied by the number of awards granted, adjusted for forfeitures. Forfeitures are initially estimated based on historical Company information and subsequently updated over the life of the awards to ultimately reflect actual forfeitures, which could have an impact on the amount of stock compensation cost recognized from period to period. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results compared to those forecasted at the beginning of the fiscal year. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The reserve for uncertainty in income taxes is a matter of judgment based on an evaluation of the individual facts and circumstances of each tax position in light of all available evidence, including historic data and current trends. A tax benefit is recognized when it is “more likely than not” to be sustained based solely on the technical merits of each tax position. Goodwill impairment, if any, is determined by comparing the fair value of the operating unit with its carrying value. The Company evaluates and updates all of these assumptions quarterly. Actual results may differ from these estimates.

OTHER MATTERS

The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relating to two landfill sites where it has been named as one of many potentially responsible parties and to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Regarding the landfill sites, this belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures during 2009, 2008 and 2007 for compliance with environmental control provisions and regulations were not material.

Like other companies in recent years, the Company has been named as a defendant in numerous multi-claimant/multi-defendant lawsuits alleging personal injury as a result of exposure to asbestos, manufactured by third parties, and integrated into or sold with a very limited number of the Company’s products. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based in part on the fact that no claimant has proven or substantially demonstrated asbestos exposure caused by products manufactured or sold by the Company and that a number of cases have been voluntarily dismissed.

See the “Special Note Regarding Forward Looking Statements” at the front of this Annual Report on Form 10-K and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of risks and uncertainties that could impact the Company’s financial performance and results of operations.

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

The Company’s ability to generate operating income and to increase profitability depends somewhat on the general health of the United States and foreign economies, including to some extent such things as the length and severity of the current global economic downturn, the timing and size of governmental programs such as stimulus funds programs, the ability of municipal water utility customers to authorize and finance purchases of the Company’s products, the Company’s ability to obtain financing, housing starts in the United States, and overall industrial activity. In addition, changes in governmental laws and regulations, particularly laws dealing with the use of lead or rules affecting the use and/or licensing of radio frequencies necessary for AMR/AMI products may impact the results of operations. These factors are largely beyond the Company’s control and depend on the economic condition and regulatory environment of the geographic region of the Company’s operations.

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

The Company’s foreign currency risk relates to the sales of products to foreign customers and purchases of material from foreign vendors. The Company uses lines of credit with U.S. and European banks to offset currency exposure related to European receivables and other monetary assets. As of December 31, 2009 and 2008, the Company’s foreign currency net monetary assets were substantially offset by comparable debt resulting in no material exposure to the results of operations.

The Company typically does not hold or issue derivative instruments and has a policy specifically prohibiting the use of such instruments for trading purposes.

The Company’s short-term debt on December 31, 2009 was floating rate debt with market values approximating carrying value. Fixed rate debt was principally two U.S. dollar term loans with a 5.04% and 5.59% interest rate, respectively, and a euro revolving term loan with a 2.41% interest rate. For the short-term floating rate debt, future annual interest costs will fluctuate based upon short-term interest rates. For the short-term debt on hand on December 31, 2009, the effect of a 1% change in interest rates is approximately $26,000.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Information required by this Item is set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in this 2009 Annual Report on Form 10-K.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

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

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Badger Meter, Inc.

We have audited Badger Meter, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Badger Meter, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Badger Meter, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Badger Meter, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Badger Meter, Inc. and our report dated February 23, 2010, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Milwaukee, Wisconsin
February 23, 2010

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Badger Meter, Inc.

We have audited the accompanying consolidated balance sheets of Badger Meter, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Badger Meter, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Badger Meter, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Milwaukee, Wisconsin
February 23, 2010

BADGER METER, INC.

Consolidated Balance Sheets

	December 31,
	2009	2008
	(Dollars in thousands except share and per share amounts)

ASSETS
Current assets:
Cash	$13,329	$6,217
Receivables	35,809	35,767
Inventories:
Finished goods	8,960	13,484
Work in process	10,372	10,990
Raw materials	13,152	14,841

Total inventories	32,484	39,315
Prepaid expenses and other current assets	2,488	2,316
Deferred income taxes	2,570	2,914

Total current assets	86,680	86,529
Property, plant and equipment, at cost:
Land and improvements	7,033	7,097
Buildings and improvements	47,857	45,522
Machinery and equipment	83,233	81,315

	138,123	133,934
Less accumulated depreciation	(75,252)	(72,111)

Net property, plant and equipment	62,871	61,823
Intangible assets, at cost less accumulated amortization	23,603	25,030
Other assets	5,845	5,713
Deferred income taxes	5,059	9,305
Goodwill	6,958	6,958

Total assets	$191,016	$195,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,574	$9,995
Current portion of long-term debt	5,429	9,675
Payables	10,773	13,230
Accrued compensation and employee benefits	6,071	8,714
Warranty and after-sale costs	907	1,327
Income and other taxes	507	7,848

Total current liabilities	26,261	50,789
Other long-term liabilities	2,338	1,192
Accrued non-pension postretirement benefits	5,949	5,585
Other accrued employee benefits	12,007	21,265
Long-term debt	—	5,504
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common Stock, $1 par; authorized 40,000,000 shares; issued 21,210,090 shares in 2009 and 21,074,170 shares in 2008	21,210	21,074
Capital in excess of par value	35,221	31,563
Reinvested earnings	135,225	107,887
Accumulated other comprehensive loss	(14,585)	(16,672)
Less:Employee benefit stock	(585)	(659)
Treasury stock, at cost; 6,237,525 shares in 2009 and 6,265,708 shares in 2008	(32,025)	(32,170)

Total shareholders’ equity	144,461	111,023

Total liabilities and shareholders’ equity	$191,016	$195,358

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2009	2008	2007
	(In thousands except per share amounts)

Net sales	$250,337	$279,552	$234,816
Cost of sales	153,323	181,094	153,418

Gross margin	97,014	98,458	81,398
Selling, engineering and administration	54,771	57,556	50,782

Operating earnings	42,243	40,902	30,616
Interest (income) expense, net	(90)	1,347	1,291

Earnings from continuing operations before income taxes	42,333	39,555	29,325
Provision for income taxes (Note 8)	15,553	14,471	10,939

Earnings from continuing operations	26,780	25,084	18,386
Earnings (loss) from discontinued operations net of income taxes (Note 3)	7,390	—	(1,929)

Net earnings	$34,170	$25,084	$16,457

Earnings (loss) per share:
Basic:
from continuing operations	$1.81	$1.72	$1.29
from discontinued operations	$0.50	$—	$(0.13)

Total basic	$2.31	$1.72	$1.16

Diluted:
from continuing operations	$1.79	$1.69	$1.26
from discontinued operations	$0.49	$—	$(0.13)

Total diluted	$2.28	$1.69	$1.13

Shares used in computation of earnings (loss) per share:
Basic	14,800	14,556	14,211
Impact of dilutive securities	148	281	406

Diluted	14,948	14,837	14,617

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Operating activities:
Net earnings	$34,170	$25,084	$16,457
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	6,731	5,954	6,308
Amortization	1,427	1,097	159
Deferred income taxes	5,169	(1,489)	(1,149)
Previously unrecognized tax benefits, including interest	(8,599)	—	—
Contributions to pension	(10,100)	—	—
Gain on disposal of long-lived assets	—	(994)	(495)
Noncurrent employee benefits	3,670	3,398	3,167
Stock-based compensation expense	1,172	1,272	1,202
Changes in:
Receivables	1,347	(6,028)	301
Inventories	7,015	(5,577)	241
Prepaid expenses and other current assets	(209)	371	(58)
Liabilities other than debt	(5,205)	3,055	1,801

Total adjustments	2,418	1,059	11,477

Net cash provided by operations	36,588	26,143	27,934

Investing activities:
Property, plant and equipment additions	(7,750)	(13,237)	(15,971)
Proceeds on disposal of long-lived assets	—	1,632	3,194
Acquisition of intangible assets	—	(25,650)	—

Net cash used for investing activities	(7,750)	(37,255)	(12,777)

Financing activities:
Net decrease in short-term debt	(7,437)	(755)	(7,957)
Issuance of long-term debt	—	15,000	—
Repayments of long-term debt	(9,750)	(5,688)	(1,943)
Dividends paid	(6,830)	(5,851)	(4,866)
Proceeds from exercise of stock options	1,179	2,045	1,517
Tax benefit on stock options	1,162	3,988	1,997
Issuance of treasury stock	183	176	170

Net cash provided by (used for) financing activities	(21,493)	8,915	(11,082)

Effect of foreign exchange rates on cash	(233)	(256)	(453)

Increase (decrease) in cash	7,112	(2,453)	3,622
Cash — beginning of period from continuing operations	6,217	8,670	3,002
Cash — beginning of period from discontinued operations	—	—	2,046

Cash — beginning of period	6,217	8,670	5,048

Cash — end of period from continuing operations	13,329	6,217	8,670
Cash — end of period from discontinued operations	—	—	—

Cash — end of period	$13,329	$6,217	$8,670

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$13,238	$10,861	$4,735
Interest (including $11, $647 and $282 of capitalized interest in 2009, 2008 and 2007, respectively)	$861	$1,541	$1,699

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Shareholders’ Equity

	Years Ended December 31,
				Accumulated	Employee
				other	benefit
		Capital in		comprehensive	and
	Common	excess of	Reinvested	income	restricted	Treasury
	stock	par value	earnings	(loss)	stock	stock	Total
	(In thousands except per share amounts)

Balance, December 31, 2006	$20,553	$19,428	$77,479	$(12,041)	$(744)	$(32,856)	$71,819

Comprehensive income:
Net earnings	—	—	16,457	—	—	—	16,457
Other comprehensive income:
Employee benefit funded status adjustment (net of $1,731 tax effect)	—	—	—	2,795	—	—	2,795
Foreign currency translation	—	—	—	55	—	—	55

Comprehensive income							19,307
Cash dividends of $0.34 per share	—	—	(4,875)	—	—	—	(4,875)
Stock options exercised	329	1,796	—	—	—	—	2,125
Tax benefit on stock options and dividends	—	1,997	—	—	—	—	1,997
ESSOP transactions	—	190	—	—	62	—	252
Stock-based compensation	20	915	—	—	—	—	935
Issuance of treasury stock	—	329	—	—	—	80	409

Balance, December 31, 2007	20,902	24,655	89,061	(9,191)	(682)	(32,776)	91,969

Comprehensive income:
Net earnings	—	—	25,084	—	—	—	25,084
Other comprehensive income (loss):
Employee benefit funded status adjustment (net of $4,402 tax effect)	—	—	—	(7,407)	—	—	(7,407)
Foreign currency translation	—	—	—	(74)	—	—	(74)

Comprehensive income							17,603
Change in SFAS 158 benefit measurement date (net of $242 tax effect)	—	—	(397)	—	—	—	(397)
Cash dividends of $0.40 per share	—	—	(5,861)	—	—	—	(5,861)
Stock options exercised	271	1,821	—	—	—	—	2,092
Tax benefit on stock options and dividends	—	3,988	—	—	—	—	3,988
ESSOP transactions	—	160	—	—	23	—	183
Reclass Common and treasury shares	(99)	(461)	—	—	—	560	—
Stock-based compensation	—	1,031	—	—	—	—	1,031
Issuance of treasury stock	—	369	—	—	—	46	415

Balance, December 31, 2008	21,074	31,563	107,887	(16,672)	(659)	(32,170)	111,023

Comprehensive income:
Net earnings	—	—	34,170	—	—	—	34,170
Other comprehensive income (loss):
Employee benefit funded status adjustment (net of $(709) tax effect)	—	—	—	1,987	—	—	1,987
Foreign currency translation	—	—	—	100	—	—	100

Comprehensive income							36,257
Cash dividends of $0.46 per share	—	—	(6,832)	—	—	—	(6,832)
Stock options exercised	136	1,044	—	—	—	—	1,180
Tax benefit on stock options and dividends	—	1,162	—	—	—	—	1,162
ESSOP transactions	—	170	—	—	74	—	244
Stock-based compensation	—	882	—	—	—	—	882
Issuance of treasury stock	—	400	—	—	—	145	545

Balance, December 31, 2009	$21,210	$35,221	$135,225	$(14,585)	$(585)	$(32,025)	$144,461

See accompanying notes.

BADGER METER, INC.

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Note 1	Summary of Significant Accounting Policies

Profile

Badger Meter’s core competency is flow measurement solutions. The Company is a leading manufacturer and marketer of products incorporating liquid flow measurement and control technologies developed both internally and with other technology companies. Its products are used in a wide variety of applications, including water, oil and chemicals. The Company’s product lines fall into two categories: water applications and specialty applications.

Water applications, the larger category by sales volume, include the sale of water meters and related technologies and services used by water utilities as the basis for generating water and wastewater revenues. The market for the Company’s water meter products is North America, primarily the United States, because the meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The Company’s products are also sold for other water purposes including irrigation, water reclamation and industrial process applications.

Specialty applications include the sale of meters and related technologies and services for measuring a wide variety of fluids in industries such as food and beverage, pharmaceutical production, petroleum, heating, ventilating and air conditioning (HVAC), and measuring and dispensing automotive fluids. It also includes the sales of technology to natural gas utilities for installation on their gas meters.

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

	Balance at	Provision	Write-offs	Balance
	beginning	and reserve	less	at end
	of year	adjustments	recoveries	of year
	(In thousands)

2009	$560	$(212)	$(57)	$291
2008	$536	$243	$(219)	$560
2007	$542	$439	$(445)	$536

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company estimates and records provisions for obsolete inventories. Changes to the Company’s obsolete inventories reserve are as follows:

	Balance at	Net additions		Balance
	beginning	charged to		at end
	of year	earnings	Disposals	of year
		(In thousands)

2009	$1,746	$705	$(409)	$2,042
2008	$1,662	$1,506	$(1,422)	$1,746
2007	$1,327	$972	$(637)	$1,662

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

Long-Lived Assets

Property, plant and equipment and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from 10 to 20 years. The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense expected to be recognized is $1.4 million in each of the subsequent five years beginning with 2010. The carrying value and accumulated amortization by major class of intangible assets are as follows:

	December 31, 2009		December 31, 2008
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
		(In thousands)

Technologies	$24,200	$2,387	$24,472	$1,439
Non-compete agreement	1,750	306	1,750	131
Licenses	650	339	700	372
Trademarks	150	115	150	100

Total intangibles	$26,750	$3,147	$27,072	$2,042

Goodwill

Goodwill is tested for impairment annually during the fourth fiscal quarter or more frequently if an event indicates that the goodwill might be impaired. Potential impairment is identified by comparing the fair value of a reporting unit with its carrying value. No adjustments were recorded to goodwill as a result of these reviews during 2009, 2008 and 2007.

Revenue Recognition

Revenues are generally recognized upon shipment of product, which corresponds with the transfer of title. The costs of shipping are billed to the customer upon shipment and are included in cost of sales. A small portion of the Company’s sales includes shipments of products combined with services, such as meters sold with installation. The product and installation components of these multiple deliverable arrangements are considered separate units of accounting. The value of these separate units of accounting is determined based on their relative fair values determined on a stand-alone basis. Revenue is generally recognized when the last element of the multiple deliverable is delivered, which corresponds with installation and acceptance by the customer. The Company also sells a small number of extended support service agreements on certain products for the period subsequent to the normal support service provided with the original product sale. Revenue is recognized over the service agreement period, which is generally one year.

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

	Balance at	Net additions	Costs	Balance
	beginning	charged to	incurred and	at end
	of year	earnings	adjustments	of year
	(In thousands)

2009	$1,327	$409	$(829)	$907
2008	$1,917	$195	$(785)	$1,327
2007	$2,954	$28	$(1,065)	$1,917

Research and Development

Research and development costs are charged to expense as incurred and amounted to $6.9 million, $7.1 million and $5.7 million in 2009, 2008 and 2007, respectively.

Stock-Based Compensation Plans

At December 31, 2009, the Company had two types of employee stock-based compensation plans and a non-employee director stock-based compensation plan as described in Note 5 “Stock Compensation.”

The Company recognizes the cost of stock-based awards in net earnings for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. The Company estimates the fair value of its option awards using the Black-Scholes option-pricing formula, and records compensation expense for stock options ratably over the stock option plans’ vesting period. Total stock compensation expense recognized by the Company was $1.2 million for 2009, $1.3 million for 2008 and $1.2 million for 2007.

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) at December 31 are as follows:

	2009	2008
	(In thousands)

Cumulative foreign currency translation adjustment	$1,739	$1,639
Unrecognized pension and postretirement benefit plan liabilities, net of tax	(16,324)	(18,311)

Accumulated other comprehensive loss	$(14,585)	$(16,672)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value Measurements of Financial Instruments

The carrying amounts of cash, receivables and payables in the financial statements approximate their fair values due to the short-term nature of these financial instruments. Short-term debt is comprised of notes payable drawn against the Company’s lines of credit and commercial paper. Because of its short-term nature, the carrying amount of the short-term debt also approximates fair value.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Subsequent Events

The Company evaluates subsequent events at the date of the balance sheet as well as conditions that arise after the balance sheet date but before the financial statements were issued. The effects of conditions that existed at the date of the balance sheet date are recognized in the financial statements. Events and conditions arising after the balance sheet date but before the financial statements are issued are evaluated to determine if disclosure is required to keep the financial statements from being misleading. To the extent such events and conditions exist, if any, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. For purposes of preparing the accompanying consolidated financial statements and the notes to these financial statements, the Company evaluated subsequent events through February 23, 2010, the date the accompanying financial statements were issued.

Reclassifications

Certain reclassifications have been made to the 2008 and 2007 consolidated financial statements and Notes to Consolidated Financial Statements to conform to the 2009 presentation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168, “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (the “Codification”), which is codified in the Accounting Standards Codification (“ASC”), “Generally Accepted Accounting Principles” (“GAAP”) under ASC 105. ASC 105 identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements as the official source of authoritative GAAP (other than guidance issued by the SEC) for all non-governmental entities. The Codification, which changes the referencing of financial standards, supersedes pre-Codification authoritative guidance. The Codification did not change or alter existing GAAP and did not result in a change in accounting practice for the Company upon adoption on September 30, 2009. The Company updated the notes to the consolidated financial statements to appropriately reference the new Accounting Standards Codification.

In December 2008, the FASB issued FASB Staff Position No. SFAS 132(R)-1 (“ASC 715-20-65-2”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” ASC 715-20-65-2 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets. Specifically, employers are required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. ASC 715-20-65-2 was effective for the Company at December 31, 2009 and resulted in expanded disclosures for pension and postretirement benefit plans in Note 7 “Employee Benefit Plans”.

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

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

B.	Stock Options

Stock options to purchase 74,700 and 67,920 shares of the Company’s Stock in 2009 and 2008, respectively, were not included in the computation of dilutive securities because the exercise price was greater than the average stock price for that period, and accordingly their inclusion would have been anti-dilutive. There were no anti-dilutive stock options in 2007.

Note 3	Discontinued Operations

The 2009 results include recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns related to the 2006 shutdown of the Company’s French subsidiaries, which had been reflected as a discontinued operation in 2007 and 2006. These tax benefits ($7.4 million) were recognized as earnings from discontinued operations in 2009 because such tax benefits became more likely than not upon the conclusion of an IRS audit of the Company’s 2006 federal income tax return. On a diluted basis, earnings per share from discontinued operations for 2009 were $0.49. In addition, interest (income) expense, net for 2009 was a credit balance in continuing operations because it included an interest expense reversal of $1.2 million that was previously accrued and charged to continuing operations between 2007 and June 30, 2009 relating to this uncertain tax position.

In 2007, charges of $1.9 million, net of income taxes, were recognized in discontinued operations as the Company’s French subsidiaries were legally dissolved due to continued operating losses. This amount was comprised of $0.9 million of shutdown and liquidation costs, the realization of the unfavorable cumulative translation adjustment previously recognized in equity of $0.3 million, and $0.7 million of income tax expense. The $1.9 million was the final charge related to the shutdown plan that began in 2006 that resulted in a total loss of $7.3 million, net of income taxes, recorded as discontinued operations for the combined shutdown years of 2006 and 2007. There were no assets or liabilities of discontinued operations included in the Consolidated Balance Sheets for December 31, 2009, 2008 and 2007.

Note 4	Short-term Debt and Credit Lines

Short-term debt at December 31, 2009 and 2008 consisted of:

	2009	2008
	(In thousands)

Notes payable to banks	$2,574	$5,740
Commercial paper	—	4,255

Total short-term debt	$2,574	$9,995

Included in notes payable to banks for 2009 was $0.1 million borrowed under a 3.4 million euro-based (U.S. dollar equivalent of $4.9 million at December 31, 2009) revolving loan facility that bears interest at 2.41% and expires in October 2010, and $2.5 million outstanding under a 4.0 million euro-based (U.S. dollar equivalent of $5.7 million at December 31, 2009) revolving loan facility which bears interest at 2.01% that does not expire. The Company has $50.9 million of short-term credit lines with domestic and foreign banks, which includes a $35.0 million line of credit that can also support the issuance of commercial paper.

Note 5	Stock Compensation

A.	Stock Options

The Company has five stock option plans which provide for the issuance of options to key employees and directors of the Company or for which issued options are still outstanding. Each plan authorizes the issuance of options to purchase up to an aggregate of 800,000 shares of the Company’s Common Stock, with vesting periods of up to ten years and maximum option terms of ten years. Stock option compensation expense recognized by the

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Company for the year ended December 31, 2009 was $347,000 compared to $232,000 in 2008 and $209,000 in 2007. As of December 31, 2009, options to purchase 450,380 shares of the Company’s Common Stock were available for grant under one of these plans.

The following table summarizes the transactions of the Company’s stock option plans for the three-year period ended December 31, 2009:

		Weighted-average
	Number of shares	exercise price

Options outstanding — December 31, 2006	917,352	$8.27
Options granted	23,100	$24.94
Options exercised	(328,902)	$6.46
Options forfeited	(7,680)	$23.44

Options outstanding — December 31, 2007	603,870	$9.71
Options granted	21,300	$52.81
Options exercised	(270,800)	$7.73
Options forfeited	(5,440)	$10.02

Options outstanding — December 31, 2008	348,930	$13.87
Options granted	53,400	$38.69
Options exercised	(135,920)	$8.68
Options forfeited	(2,400)	$27.53

Options outstanding — December 31, 2009	264,010	$13.61

Price range $5.75 — $7.12 (weighted-average contractual life of 2.0 years)	96,130	$6.90
Price range $7.13 — $24.94 (weighted-average contractual life of 4.0 years)	70,980	$15.61
Price range $24.95 — $52.81 (weighted-average contractual life of 8.4 years)	96,900	$40.13

Exercisable options — December 31, 2007	447,522	$8.01
December 31, 2008	246,262	$9.14
December 31, 2009	161,862	$12.04

The following assumptions were used for valuing options granted in the years ended December 31:

	2009	2008

Per share fair value of options granted during the period	$14.05	$20.25
Risk-free interest rate	1.94%	3.08%
Dividend yield	1.14%	0.68%
Volatility factor	48%	39%
Weighted-average expected life in years	4.0	5.4

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the aggregate intrinsic value related to options exercised, outstanding and exercisable as of and for the years ended December 31:

	2009	2008
	(In thousands)

Exercised	$3,235	$10,860
Outstanding	$5,130	$5,287
Exercisable	$4,551	$4,895

As of December 31, 2009, the unrecognized compensation cost related to stock options is approximately $1.1 million, which will be recognized over a weighted average period of 3.1 years.

B. Nonvested Stock

Director Stock Grant Plan:  Non-employee directors receive an annual award of $40,000 worth of shares of the Company’s Common Stock under the shareholder-approved 2007 Director Stock Grant Plan. The Company records compensation expense for this plan ratably over the annual service period beginning May 1. Director stock compensation expense recognized by the Company for the year ended December 31, 2009 was $290,000 compared to $240,000 of compensation expense recognized in 2008, and $267,000 recognized in 2007. As of December 31, 2009, the unrecognized compensation cost related to the nonvested director stock award that is expected to be recognized over the remaining four months is estimated to be approximately $93,000.

Restricted Stock:  The Company has two restricted stock plans which provide for the issuance of nonvested shares of the Company’s Common Stock to certain eligible employees. The Company records compensation expense for these plans ratably over the vesting periods. Each plan authorizes the issuance of up to an aggregate of 100,000 shares of Common Stock generally with a three-year cliff vesting period contingent on employment. Nonvested stock compensation expense recognized by the Company for the year ended December 31, 2009 was $624,000 compared to $799,000 in 2008 and $726,000 in 2007. As of December 31, 2009, there were 78,000 shares available for grant under these plans.

The fair value of nonvested shares is determined based on the market price of the shares on the grant date.

		Fair value
	Shares	per share
	(In thousands except per share amounts)

Nonvested at December 31, 2006	77,800	$26.40
Granted	19,866	$24.94
Forfeited	(4,800)	$—

Nonvested at December 31, 2007	92,866	$25.86
Granted	11,600	$52.81
Vested	(28,400)	$18.33
Forfeited	(2,400)	$—

Nonvested at December 31, 2008	73,666	$33.05
Granted	20,100	$38.69
Vested	(45,916)	$31.54
Forfeited	(1,250)	$—

Nonvested at December 31, 2009	46,600	$37.09

As of December 31, 2009, there was $0.9 million of unrecognized compensation cost related to nonvested restricted stock that is expected to be recognized over a weighted average period of 1.5 years.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Note 6	Commitments and Contingencies

A.	Commitments

The Company leases equipment and facilities under non-cancelable operating leases, some of which contain renewal options. Total future minimum lease payments consisted of the following at December 31, 2009:

Total leases
(In thousands)

2010	$302
2011	173
2012	55
2013	41
2014	41
Thereafter	38

Total lease obligations	$650

Total rental expense charged to operations under all operating leases was $1.2 million, $1.4 million and $1.5 million in 2009, 2008 and 2007, respectively.

The Company makes commitments in the normal course of business. At December 31, 2009, the Company had various contractual obligations, specifically operating leases that totaled $0.7 million, of which $0.3 million is due in 2010 and the remainder due between 2011 and 2015.

B.	Contingencies

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relating to two landfill sites where it has been named as one of many potentially responsible parties and to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Regarding the landfill sites, this belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures during 2009, 2008 and 2007 for compliance with environmental control provisions and regulations were not material.

Like other companies in recent years, the Company has been named as a defendant in numerous multi-claimant/multi-defendant lawsuits alleging personal injury as a result of exposure to asbestos, manufactured by third parties, and integrated into or sold with a very limited number of the Company’s products. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

statements as a whole. This belief is based in part on the fact that no claimant has proven or substantially demonstrated asbestos exposure caused by products manufactured or sold by the Company and that a number of cases have been voluntarily dismissed.

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

The Company also has certain postretirement healthcare benefit plans that provide medical benefits for certain U.S. retirees and eligible dependents. Employees are eligible to receive postretirement healthcare benefits upon meeting certain age and service requirements. These plans require employee contributions to offset benefit costs.

Amounts included in accumulated other comprehensive loss, net of tax, at December 31, 2009 that have not yet been recognized in net periodic benefit cost are as follows:

		Other
	Pension	postretirement
	plans	benefits
	(In thousands)

Prior service cost	$760	$484
Net actuarial loss	$14,795	$285

Amounts included in accumulated other comprehensive loss, net of tax, at December 31, 2009 expected to be recognized in net periodic benefit cost during the fiscal year ending December 31, 2010 are as follows:

		Other
	Pension	postretirement
	plans	benefits
	(In thousands)

Prior service credit	$1	$98
Net actuarial loss	$956	$—

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

A.	Qualified Pension Plan

The Company maintains a non-contributory defined benefit pension plan for certain employees. The following table sets forth the components of net periodic pension cost for the years ended December 31, 2009, 2008 and 2007 based on a December 31 measurement date for 2009 and 2008, and a September 30 measurement date for 2007:

	2009	2008	2007
	(In thousands)

Service cost — benefits earned during the year	$1,804	$1,972	$1,982
Interest cost on projected benefit obligations	2,995	2,746	2,518
Expected return on plan assets	(3,387)	(3,456)	(3,530)
Amortization of prior service cost	(64)	(147)	(147)
Amortization of net loss	1,047	1,161	1,127

Net periodic pension cost	$2,395	$2,276	$1,950

Actuarial assumptions used in the determination of the net periodic pension cost were:

	2009	2008	2007

Discount rate	6.90%	6.25%	5.75%
Expected long-term return on plan assets	8.25%	8.25%	8.5%
Rate of compensation increase	5.0%	5.0%	5.0%

The following table provides a reconciliation of benefit obligations, plan assets and funded status based on a December 31 measurement date:

	2009	2008
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of plan year	$46,461	$46,196
Service cost	1,804	2,466
Interest cost	2,995	3,432
Plan amendments	—	786
Actuarial (gain) loss	3,102	(2,149)
Benefits paid	(5,565)	(4,270)

Projected benefit obligation at measurement date	$48,797	$46,461

Change in plan assets:
Fair value of plan assets at beginning of plan year	$30,091	$45,527
Actual return (loss) on plan assets	8,065	(11,166)
Company contributions	10,100	—
Benefits paid	(5,565)	(4,270)

Fair value of plan assets at measurement date	$42,691	$30,091

Funded status of the plan:
Benefit obligation in excess of plan assets	(6,106)	(16,370)

Accrued pension liability	$(6,106)	$(16,370)

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Actuarial assumptions used in the determination of the benefit obligation of the above data were:

	2009	2008

Discount rate	5.55%	6.90%
Rate of compensation increase	5.0%	5.0%

The fair value of the pension plan assets was $42.7 million at December 31, 2009 and $30.1 million at December 31, 2008. The variation in the fair value of the assets between years was due to the change in the market value of the underlying investments, the Company making $10.1 million in contributions and benefits paid. Estimated future benefit payments expected to be paid in each of the next five years beginning with 2010 are $4.4 million, $4.1 million, $4.6 million, $4.7 million and $4.9 million with an aggregate of $22.5 million for the five years thereafter. As of the most recent actuarial measurement date, the Company does not expect to make a contribution for the 2010 calendar year.

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

The expected role of plan equity investments is to maximize the long-term real growth of fund assets, while the role of fixed income investments is to generate current income, provide for more stable periodic returns and provide some protection against a prolonged decline in the market value of fund equity investments. The current target allocations for plan assets are 50%-70% for equity securities, 20%-50% for fixed income securities, and 0%-15% for cash and alternative investments. Equity securities include U.S. and international equities, while fixed income securities include long-duration and high-yield bond funds. Alternative types of investments include investments in hedge funds and private equity funds that follow several different strategies.

The fair value of the Company’s pension plan assets by category at December 31, 2009 are as follows:

		Quoted
		prices in active	Significant	Significant
		markets for	observable	unobservable
	Market	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

Equity securities(a)	$26,172	$26,172	—	—
Fixed income funds(b)	14,752	14,752	—	—
Cash/cash equivalents(c)	889	889	—	—
Hedge funds(d)	877	—	—	877

Total	$42,690	$41,813	$—	$877

(a)	This category includes investments in equity securities of large, small and medium sized companies and equity securities of foreign companies. The funds are valued using the closing market prices at December 31, 2009.

(b)	This category includes investments in investment-grade fixed-income instruments and corporate bonds. The funds are valued using the closing market prices at December 31, 2009.

(c)	This category comprises the cash held to pay beneficiaries. The fair value of cash equals its book value.

(d)	This category includes one hedge fund. The fund’s value is obtained from various sources, including pricing vendors used by the fund’s custodian bank or the fund’s investment manager.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

The pension plan has a separately determined accumulated benefit obligation that is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation in that it includes no assumption about future compensation levels. The accumulated benefit obligation was $48.7 million at December 31, 2009 and $46.4 million at December 31, 2008.

B.	Supplemental Non-qualified Unfunded Plans

The Company also maintains supplemental non-qualified unfunded plans for certain officers and other key employees. Expense for these plans was $0.3 million for each of the years ended 2009, 2008 and 2007, and the amount accrued was $2.1 million and $1.5 million as of December 31, 2009 and 2008, respectively. Amounts were determined based on similar assumptions as the Qualified Pension Plan as of the December 31 measurement date for 2009 and 2008, and the September 30 measurement date for 2007.

C.	Other Postretirement Benefits

The Company has certain postretirement plans that provide medical benefits for certain U.S. retirees and eligible dependents. The following table sets forth the components of net periodic postretirement benefit cost for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(In thousands)

Service cost, benefits attributed for service of active employees for the period	$124	$141	$173
Interest cost on the accumulated postretirement benefit obligation	394	394	401
Amortization of prior service cost	186	179	2
Recognized net actuarial loss	—	19	105
Special termination benefits cost under ASC 712	58	—	—

Net periodic postretirement benefit cost	$762	$733	$681

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

The discount rate used to measure the net periodic postretirement benefit cost was 6.90% for 2009, 6.35% for 2008 and 5.75% for 2007. It is the Company’s policy to fund health care benefits on a cash basis. Because the plans are unfunded, there are no plan assets. The following table provides a reconciliation of the projected benefit obligation at the Company’s December 31 measurement date.

	2009	2008
	(In thousands)

Benefit obligation at beginning of year	$6,160	$6,675
Service cost	124	141
Interest cost	394	394
Amendments	(152)	—
Special termination benefits	58	—
Actuarial (gain) loss	177	(733)
Plan participants contributions	541	442
Benefits paid	(841)	(759)

Benefit obligation and funded status at end of year	$6,461	$6,160

Amounts recognized in the Consolidated Balance Sheets at December 31:
Accrued compensation and employee benefits	$512	$575
Accrued non-pension postretirement benefits	5,949	5,585

Amounts recognized at December 31	$6,461	$6,160

The discount rate used to measure the accumulated postretirement benefit obligation was 5.65% for 2009 and 6.90% for 2008. Because the plan requires the Company to establish fixed Company contribution amounts for retiree health care benefits, future health care cost trends do not generally impact the Company’s accruals or provisions.

Estimated future benefit payments of postretirement benefits, assuming increased cost sharing, expected to be paid in each of the next five years beginning with 2010 are $0.5 million in each year with an aggregate of $2.7 million for the five years thereafter. These amounts can vary significantly from year to year because the cost sharing estimates can vary from actual expenses as the Company is self-insured.

D.	Badger Meter Employee Savings and Stock Ownership Plan

The Badger Meter Employee Savings and Stock Ownership Plan (the “ESSOP”) has used proceeds from loans, guaranteed by the Company, to purchase the Company’s shares of Common Stock that are held in treasury. The Company is obligated to contribute sufficient cash to the ESSOP to enable it to repay the loan principal and interest. The principal amount of the loan was $585,000 as of December 31, 2009 and $659,000 as of December 31, 2008. This principal amount has been recorded as long-term debt and a like amount of unearned compensation has been recorded as a reduction of shareholders’ equity in the accompanying Consolidated Balance Sheets.

The Company made principal payments of $74,000, $23,000 and $62,000 in 2009, 2008 and 2007, respectively. The associated commitments released shares of Common Stock in 2009 for the 2008 obligation (17,552 shares in 2009 for the 2008 obligation, 10,750 shares in 2008 for the 2007 obligation, and 17,145 shares in 2007 for the 2006 obligation) for allocation to participants in the ESSOP. The ESSOP held unreleased shares of 109,191, 126,743 and 137,493 as of December 31, 2009, 2008 and 2007, respectively, with a fair value of $4.3 million, $3.7 million and $6.2 million as of December 31, 2009, 2008 and 2007, respectively. Unreleased shares are not considered outstanding for purposes of computing earnings per share.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

The ESSOP includes a voluntary 401(k) savings plan that allows certain employees to defer up to 20% of their income on a pretax basis subject to limits on maximum amounts. The Company matches 25% of each employee’s contribution, with the match percentage applying to a maximum of 7% of the employee’s salary. The match is paid using the Company’s Common Stock released through the ESSOP loan payments. For ESSOP shares purchased prior to 1993, compensation expense is recognized based on the original purchase price of the shares released and dividends on unreleased shares are charged to retained earnings. For shares purchased after 1992, expense is based on the market value of the shares on the date released and dividends on unreleased shares are accounted for as additional interest expense. At December 31, 2009, the Company intends to use proceeds of $29,000 from the ESSOP to reduce the existing loan in 2010. This commitment releases shares to satisfy the 401(k) match for 2009. Compensation expense of $190,000, $199,000 and $190,000 was recognized for the match for 2009, 2008 and 2007, respectively.

Note 8	Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

Details of earnings from continuing operations before income taxes and the related provision for income taxes are as follows:

	2009	2008	2007
	(In thousands)

Domestic	$41,374	$38,517	$28,040
Foreign	959	1,038	1,285

Total	$42,333	$39,555	$29,325

Income tax expense is included in the accompanying Consolidated Statements of Operations as follows:

	2009	2008	2007
	(In thousands)

Income tax expense:
Continuing operations	$15,553	$14,471	$10,939
Discontinued operations	(7,390)	—	661

Total	$8,163	$14,471	$11,600

The provision for income taxes from continuing operations was as follows:

	2009	2008	2007
	(In thousands)

Current:
Federal	$11,990	$13,833	$10,065
State	2,332	1,617	1,747
Foreign	229	510	429
Deferred:
Federal	1,211	(1,133)	(1,209)
State	(138)	(257)	(182)
Foreign	(71)	(99)	89

Total	$15,553	$14,471	$10,939

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

The provision for income tax differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate in each year due to the following items:

	2009	2008	2007
	(In thousands)

Provision at statutory rate	$14,816	$13,844	$10,263
State income taxes, net of federal tax benefit	1,416	872	1,017
Foreign income taxes	(529)	319	68
Domestic production activities deduction	(315)	(435)	(355)
Other	165	(129)	(54)

Actual provision	$15,553	$14,471	$10,939

The components of deferred income taxes as of December 31 were as follows:

	2009	2008
	(In thousands)

Deferred tax assets:
Reserve for receivables	$91	$200
Reserve for inventories	1,146	1,027
Accrued compensation	834	839
Payables	354	503
Non-pension postretirement benefits	2,520	2,332
Accrued pension benefits	3,470	7,242
Accrued employee benefits	1,301	1,727
Currency translation loss	372	(84)
Net operating loss and tax credit carryforwards	178	110
Other	90	714

Total deferred tax assets	10,356	14,610

Deferred tax liabilities:
Depreciation	2,727	2,524

Total deferred tax liabilities	2,727	2,524

Net deferred tax assets	$7,629	$12,086

At December 31, 2009, the Company had foreign net operating loss carryforwards at certain European subsidiaries totaling $0.3 million. The Slovakian carryforward has a five-year carryforward period and will begin to expire in 2010.

No provision for federal income taxes was made on the earnings of foreign subsidiaries that are considered permanently invested or that would be offset by foreign tax credits upon distribution. Such undistributed earnings at December 31, 2009 were $9.0 million.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

(In thousands)

Balance at January 1, 2009	$7,851
Increases in unrecognized tax benefits as a result of positions taken during the prior period	42
Increases in unrecognized tax benefits as a result of positions taken during the current period	1,533
Favorable resolution of unrecognized tax benefits	(7,390)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(42)

Balance at December 31, 2009	$1,994

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits during the fiscal year ending December 31, 2010. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period, possibly as early as the fiscal year ending December 31, 2010.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2005. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest was $0.1 million at December 31, 2009 and there are no penalties accrued. The total amount of interest expense recognized during 2009 in the Company’s Consolidated Statements of Operations included a reversal of $1.2 million that was previously accrued related to an uncertain tax position that was favorably resolved in 2009 (see Note 3 “Discontinued Operations”).

The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Note 9	Long-Term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

	2009	2008
	(In thousands)

ESSOP debt (Note 7 D)	$585	$659
Term loans	4,844	14,520

Total debt	5,429	15,179
Less: current maturities	(5,429)	(9,675)

Total long-term debt	$—	$5,504

Interest on the ESSOP debt may be charged at either prime rate or at LIBOR plus 1.5%. As of December 31, 2009, the LIBOR-based loan had an interest rate of 1.78%. The terms of the loan allow variable payments of principal with the final principal and interest payment due April 30, 2010, at which time the loan is expected to be renewed. The interest expense on the ESSOP debt was $21,000, $21,000 and $19,000, which was net of dividends on unallocated ESSOP shares of $30,000, $30,000 and $28,000 for 2009, 2008 and 2007, respectively.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

In May 2005, the Company obtained a long-term, unsecured loan to replace existing short-term debt. The Company secured a $10 million, five-year term loan that bears interest at 5.59% with remaining annual principal payments of $0.9 million in 2010.

In July 2008, the Company obtained a long-term, unsecured loan primarily to purchase the GALAXY technology in the second quarter of 2008. The Company secured a $15 million, two-year term loan that bears interest at 5.04% with remaining annual principal payments of $3.9 million in 2010.

The $2.6 million of short-term debt outstanding under the euro-based revolving loan facilities was renewed at December 31, 2009 at current interest rates and therefore carrying value approximates fair market value. The five-year term loan with $0.9 million outstanding and the two-year term loan with $3.9 million outstanding have an estimated fair value equal to their carrying values at December 31, 2009, based on quoted market rates.

Note 10	Industry Segment and Geographic Areas

The Company is a manufacturer and a marketer of products incorporating liquid flow measurement and control technologies, which comprise one reportable segment. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes, customers and methods of distribution.

Information regarding revenues from continuing operations by geographic area was as follows:

	2009	2008	2007
	(In thousands)

Revenues:
United States	$225,647	$246,901	$207,545
Foreign:
Europe	7,937	11,546	11,404
Mexico	7,282	9,581	6,254
Other	9,471	11,524	9,613

Total	$250,337	$279,552	$234,816

Information regarding assets related to continuing operations by geographic area was as follows:

	2009	2008
	(In thousands)

Long-lived assets (all non-current assets except deferred income taxes):
United States	$66,986	$67,696
Foreign:
Europe	11,737	11,033
Mexico	20,554	20,795

Total	$99,277	$99,524

Total assets:
United States	$148,173	$151,068
Foreign:
Europe	20,384	20,349
Mexico	22,459	23,941

Total	$191,016	$195,358

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Note 11	Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)

2009
Net sales	$65,324	$67,763	$60,814	$56,436
Gross margin	$26,172	$26,601	$23,725	$20,516
Earnings from continuing operations	$6,973	$7,757	$6,965	$5,085
Earnings from discontinued operations	$—	$—	$7,390	$—
Net earnings	$6,973	$7,757	$14,355	$5,085
Earnings per share:
Basic:
Continuing operations	$0.47	$0.53	$0.47	$0.34
Discontinued operations	$—	$—	$0.50	$—
Total basic	$0.47	$0.53	$0.97	$0.34
Diluted:
Continuing operations	$0.47	$0.52	$0.47	$0.34
Discontinued operations	$—	$—	$0.49	$—
Total diluted	$0.47	$0.52	$0.96	$0.34
Dividends declared	$0.11	$0.11	$0.12	$0.12
Stock price:
High	$33.88	$44.90	$43.52	$41.06
Low	$22.50	$27.96	$34.13	$34.88
Quarter-end close	$28.89	$41.00	$38.69	$39.82

2008
Net sales	$68,420	$74,660	$68,826	$67,646
Gross margin	$24,524	$26,374	$23,408	$24,152
Net earnings	$6,020	$7,041	$5,828	$6,195
Earnings per share:
Basic	$0.42	$0.49	$0.40	$0.42
Diluted	$0.41	$0.48	$0.39	$0.42
Dividends declared	$0.09	$0.09	$0.11	$0.11
Stock price:
High	$47.40	$55.00	$62.74	$47.00
Low	$34.61	$41.36	$42.13	$17.58
Quarter-end close	$43.20	$50.53	$46.95	$29.02

The Company’s Common Stock is listed on the New York Stock Exchange under the symbol BMI. Earnings per share is computed independently for each quarter. As such, the annual per share amount may not equal the sum of the quarterly amounts due to rounding. The Company currently anticipates continuing to pay cash dividends. Shareholders of record as of December 31, 2009 and 2008 totaled 874 and 797, respectively, for Common Stock. Voting trusts and street name shareholders are counted as single shareholders for this purpose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2009. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective in accumulating and timely alerting them to information relating to the Company, including its consolidated subsidiaries, as appropriate to allow timely decisions regarding required disclosure to be included in its periodic SEC filings, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this 2009 Annual Report on Form 10-K under the heading “Management’s Annual Report on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The attestation report required under this Item 9A is contained in Item 8 of this 2009 Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to directors is included under the headings “Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 2010, and is incorporated herein by reference.

Information concerning the executive officers of the Company is included in Part I, Item 4A of this 2009 Annual Report on Form 10-K.

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

Information required by this Item is included under the headings “Executive Compensation” and “Corporate Governance Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 2010, and is incorporated herein by reference; provided, however, that the information under the subsection “Executive Compensation — Corporate Governance Committee Report” is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to be the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent it is specifically incorporated by reference into such a filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is included under the headings “Stock Ownership of Beneficial Owners Holding More than Five Percent”, “Stock Ownership of Management” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 2010, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is included under the headings “Related Person Transactions” and “Nomination and Election of Directors — Independence, Committees, Meetings and Attendance” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 2010, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included under the heading “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 2010, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1. Financial Statements.  See the financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2009 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Shareholders’ Equity.”

2. Financial Statement Schedules.  Financial statement schedules are omitted because the information required in these schedules is included in the Notes to Consolidated Financial Statements.

3. Exhibits.  See the Exhibit Index included in this 2009 Annual Report on Form 10-K that is incorporated herein by reference.

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

Dated: February 23, 2010

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Richard A. Meeusen	/s/ Andrew J. Policano
Richard A. Meeusen Chairman, President and Chief Executive Officer, and Director February 23, 2010	Andrew J. Policano Director February 23, 2010
/s/ Ronald H. Dix	/s/ Steven J. Smith
Ronald H. Dix Director February 23, 2010	Steven J. Smith Director February 23, 2010
/s/ Gale E. Klappa	/s/ John J. Stollenwerk
Gale E. Klappa Director February 23, 2010	John J. Stollenwerk Director February 23, 2010
/s/ Thomas J. Fischer	/s/ Todd J. Teske
Thomas J. Fischer Director February 23, 2010	Todd J. Teske Director February 23, 2010
/s/ Ulice Payne, Jr. Ulice Payne, Jr. Director February 23, 2010

EXHIBIT INDEX

Exhibit No.		Exhibit Description

(3.0)		Restated Articles of Incorporation (as in effect as of August 8, 2008).
[Incorporated by reference to Exhibit (3.2) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (Commission File No. 001-06706)].
(3.1)		Restated By-Laws (as as amended and restated as of February 12, 2010).
(4.0)		Loan Agreement between Bank One, N.A. and the Badger Meter Employee Savings and Stock Ownership Plan and Trust, dated June 20, 2003.
[Incorporated by reference from Exhibit (4.0) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Commission File No. 001-06706)].
(4.1)		Note Modification Agreement and Amendment to Loan Agreement dated June 20, 2003 between JPMorgan Chase Bank, N.A. and the Badger Meter Employee Savings and Stock Ownership Plan and Trust, dated April 28, 2008.
[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].
(4.2)		Rights Agreement, dated February 15, 2008, between Badger Meter, Inc. and American Stock Transfer & Trust Company.
[Incorporated by reference to Exhibit (4.1) to Badger Meter, Inc.’s Current Report on Form 8-K, dated February 22, 2008 (Commission File No. 001-06706)].
(4.3)		Loan Agreement dated October 14, 2009 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter, Inc.’s Euro note.
[Incorporated by reference from Exhibit (4.2) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 (Commission File No. 001-06706)].
(4.4)		Loan Agreement dated October 31, 2009 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter, Inc.’s revolving credit loan.
[Incorporated by reference to Exhibit (4.1) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q dated September 30, 2009 (Commission File No. 001-06706)].
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
(10	.0)*	Badger Meter, Inc. Employee Savings and Stock Ownership Plan.
[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 33-62241)].
(10	.1)*	Badger Meter, Inc. 1993 Stock Option Plan.
[Incorporated by reference from Exhibit (4.3) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 33-65618)].
(10	.2)*	Badger Meter, Inc. 1995 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 33-62239)].
(10	.3)*	Badger Meter, Inc. 1997 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-28617)].
(10	.4)*	Badger Meter, Inc. 1999 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-73228)].
(10	.5)*	Badger Meter, Inc. 2003 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-107850)].

Exhibit No.		Exhibit Description

(10	.6)*	Long-Term Incentive Plan.
[Incorporated by reference from Exhibit (10.6) to Badger Meter, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission No. 001-06760)].
(10	.7)*	Badger Meter, Inc. 2005 Restricted Stock Plan.
[Incorporated by reference to Appendix A to Badger Meter, Inc.’s Proxy statement for the Annual Meeting of Shareholders on April 29, 2005 (Commission No. 001-06706)].
(10	.8)*	Form of Restricted Stock Award Agreement under Badger Meter, Inc. 2005 Restricted Stock Plan.
[Incorporated by reference from Badger Meter, Inc.’s Form 8-K dated May 5, 2005 (Commission No. 001-06760)].
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
[Incorporated by reference from Exhibit (10.12) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].
(10	.13)*	Amended and Restated Badger Meter, Inc. Executive Supplemental Plan.
[Incorporated by reference from Exhibit (10.13) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].
(10	.14)*	Amended and Restated Badger Meter, Inc. Deferred Compensation Plan.
[Incorporated by reference from Exhibit (10.14) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].
(10	.15)*	Amended and Restated Deferred Compensation Plan for Certain Directors.
[Incorporated by reference from Exhibit (10.15) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].
(10	.16)*	Amended and Restated Executive Supplemental Plan II.
[Incorporated by reference from Exhibit (10.16) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].
(21.0)		Subsidiaries of the Registrant.
(23.0)		Consent of Ernst & Young LLP.
(31.1)		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)		Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.0)		Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.0)		Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2010. To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report.

*	A management contract or compensatory plan or arrangement.