Form 10-Q
period 2010-03-31
BADGER METER INC
filed 2010-04-23
CIK 9092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2010
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
Yes ☐       No ☑
     As of April 13, 2010, there were 14,983,062 shares of Common Stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended March 31, 2010

Special Note Regarding Forward Looking Statements
     Certain statements contained in this Quarterly Report on Form 10-Q, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties that include, among other things:
•	the continued shift in the Company’s business from lower cost, manually read meters toward more expensive, value-added automatic meter reading (AMR) systems and advanced metering infrastructure (AMI) systems;

•	the success or failure of newer Company products;

•	changes in competitive pricing and bids in both the domestic and foreign marketplaces, and in continued intense price competition on government bid contracts for lower cost, manually read meters;

•	the actions (or lack thereof) of the Company’s competitors;

•	changes in the Company’s relationships with its alliance partners, primarily its alliance partners that provide AMR/AMI connectivity solutions, and particularly those that sell products that do or may compete with the Company’s products;

•	changes in the general health of the United States and foreign economies, including to some extent such things as the length and severity of global economic downturns, the ability of municipal water utility customers to authorize and finance purchases of the Company’s products, the Company’s ability to obtain financing, housing starts in the United States, and overall industrial activity;

•	the timing of government programs to stimulate national and global economies;

•	changes in the cost and/or availability of needed raw materials and parts, including volatility in the cost of brass castings as a result of fluctuations in commodity prices, particularly for copper and scrap metal, at the supplier level and plastic resin as a result of changes in petroleum and natural gas prices;

•	the Company’s expanded role as a prime contractor for providing complete AMR/AMI systems to governmental entities, which brings with it added risks, including but not limited to, the Company’s responsibility for subcontractor performance, additional costs and expenses if the Company and its subcontractors fail to meet the timetable agreed to with the governmental entity, and the Company’s expanded warranty and performance obligations;

•	the Company’s ability to successfully integrate acquired businesses or products;

•	changes in foreign economic conditions, particularly currency fluctuations in the United States dollar, the euro and the Mexican peso;

•	the loss of certain single-source suppliers, and;

•	changes in laws and regulations, particularly laws dealing with the use of lead (which can be used in the manufacture of certain meters incorporating brass housings) and the United States Federal Communications Commission rules affecting the use and/or licensing of radio frequencies necessary for AMR/AMI products.
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

Part I — Financial Information
Item 1 Financial Statements
BADGER METER, INC.
Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash	$12,990	$13,329
Receivables	41,525	35,809
Inventories:
Finished goods	8,519	8,960
Work in process	11,684	10,372
Raw materials	14,529	13,152

Total inventories	34,732	32,484
Prepaid expenses and other current assets	3,449	2,488
Deferred income taxes	2,571	2,570

Total current assets	95,267	86,680

Property, plant and equipment, at cost	139,031	138,123
Less accumulated depreciation	(76,502)	(75,252)

Net property, plant and equipment	62,529	62,871

Intangible assets, at cost less accumulated amortization	23,248	23,603
Other assets	5,462	5,845
Deferred income taxes	5,062	5,059
Goodwill	6,958	6,958

Total assets	$198,526	$191,016

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$2,295	$2,574
Current portion of long-term debt	2,882	5,429
Payables	14,258	10,773
Accrued compensation and employee benefits	6,327	6,071
Warranty and after-sale costs	969	907
Income and other taxes	3,528	507

Total current liabilities	30,259	26,261

Other long-term liabilities	2,391	2,338
Accrued non-pension postretirement benefits	6,055	5,949
Other accrued employee benefits	11,487	12,007
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	21,223	21,210
Capital in excess of par value	35,557	35,221
Reinvested earnings	138,786	135,225
Accumulated other comprehensive loss	(14,675)	(14,585)
Less:Employee benefit stock	(536)	(585)
Treasury stock, at cost	(32,021)	(32,025)

Total shareholders’ equity	148,334	144,461

Total liabilities and shareholders’ equity	$198,526	$191,016

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Operations

	Three Months Ended
	March 31,
	(Unaudited)
	2010	2009
	(In thousands except share and per
	share amounts)
Net sales	$61,799	$65,324

Cost of sales	38,590	39,152

Gross margin	23,209	26,172

Selling, engineering and administration	14,463	14,704

Operating earnings	8,746	11,468

Interest expense	100	400

Earnings before income taxes	8,646	11,068

Provision for income taxes	3,294	4,095

Net earnings	$5,352	$6,973

Earnings per share:

Basic	$0.36	$0.47

Diluted	$0.36	$0.47

Dividends declared	$0.12	$0.11

Shares used in computation of earnings per share:
Basic	14,892,254	14,689,324
Impact of dilutive securities	110,556	191,176

Diluted	15,002,810	14,880,500

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Cash Flows

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands)
	2010	2009
Operating activities:
Net earnings	$5,352	$6,973
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	1,773	1,660
Amortization	355	357
Noncurrent employee benefits	805	971
Stock-based compensation expense	297	320
Changes in:
Receivables	(5,841)	776
Inventories	(2,362)	(836)
Prepaid expenses and other current assets	(964)	(1,618)
Liabilities other than debt	5,805	625

Total adjustments	(132)	2,255

Net cash provided by operations	5,220	9,228

Investing activities:
Property, plant and equipment expenditures	(1,735)	(1,305)
Other — net	346	(69)

Net cash used for investing activities	(1,389)	(1,374)

Financing activities:
Net decrease in short-term debt	(143)	(4,248)
Repayments of long-term debt	(2,547)	(2,449)
Dividends paid	(1,791)	(1,621)
Proceeds from exercise of stock options	93	75
Tax benefit on stock options	153	46
Issuance of treasury stock	33	42

Net cash used for financing activities	(4,202)	(8,155)

Effect of foreign exchange rates on cash	32	174

Decrease in cash	(339)	(127)
Cash — beginning of period	13,329	6,217

Cash — end of period	$12,990	$6,090

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
Note 1 Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at March 31, 2010, results of operations for the three-month periods ended March 31, 2010 and 2009, and cash flows for the three-month periods ended March 31, 2010 and 2009. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     The Company reviewed subsequent events for inclusion in the financial statements through the date that the accompanying financial statements were issued.
Note 2 Additional Balance Sheet Information
     The consolidated condensed balance sheet at December 31, 2009 was derived from amounts included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Refer to the footnotes to the financial statements included in that report for a description of the Company’s accounting policies and for additional details of the Company’s financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.
     Warranty and After-Sale Costs
     The Company estimates and records provisions for warranties and other after-sale costs in the period in which the sale is recorded, based on a lag factor and historical warranty claim experience. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or problems caused by water quality issues. Changes in the Company’s warranty and after-sale costs reserve for the three-month periods ended March 31, 2010 and 2009 are as follows:

	Balance at	Net additions	Costs	Balance
	beginning	charged to	incurred and	at
(In thousands)	of year	earnings	adjustments	March 31

2010	$907	$198	$(136)	$969
2009	$1,327	$193	$(136)	$1,384

Note 3 Employee Benefit Plans
     The Company maintains a non-contributory defined benefit pension plan for its domestic employees and a non-contributory postretirement plan that provides medical benefits for certain domestic retirees and eligible dependents. The following table sets forth the components of net periodic benefit cost for the three months ended March 31, 2010 and 2009 based on December 31, 2009 and 2008 actuarial measurement dates, respectively:

				Other
				postretirement
	Pension benefits			benefits
(In thousands)	2010	2009	2010	2009
Service cost — benefits earned during the year	$501	$487	$37	$33
Interest cost on projected benefit obligations	647	763	88	101
Expected return on plan assets	(911)	(847)	—	—
Amortization of prior service cost (credit)	—	(16)	40	45
Amortization of net loss	366	267	—	—

Net periodic benefit cost	$603	$654	$165	$179

     The Company previously disclosed in its financial statements for the year ended December 31, 2009 that it did not expect to make a contribution to its pension plan for the 2010 calendar year. The Company continues to believe that no additional contributions will be required for 2010.
     The Company disclosed in its financial statements for the year ended December 31, 2009 that it estimated it would pay $0.5 million in other postretirement benefits in 2010 based on actuarial estimates. As of March 31, 2010, $19,000 of such benefits were paid. The Company believes that its estimated payments for the full year may be less than the prior full-year estimate. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retiree’s portion of certain costs. Note that the amount of benefits paid in calendar year 2010 will not impact the expense for postretirement benefits for 2010.
Note 4 Guarantees
     The Company guarantees the outstanding debt of the Badger Meter Employee Savings and Stock Ownership Plan (“ESSOP”) that is recorded in the current portion of long-term debt, offset by a similar amount of unearned compensation that is recorded as a reduction of shareholders’ equity. The loan amount is collateralized by shares of the Company’s Common Stock. A payment of $49,000 was made in the first quarter of 2010 that reduced the debt and the corresponding employee benefit stock balance included in shareholders’ equity.
Note 5 Comprehensive Income (Loss)
     Comprehensive income for the three-month periods ended March 31, 2010 and 2009 was $5.3 million and $7.0 million, respectively.
     Components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
(In thousands)	2010	2009

Cumulative foreign currency translation adjustment	$1,382	$1,739
Unrecognized pension and postretirement benefit plan liabilities (net of tax of $10.3 million and $10.4 million for 2010 and 2009, respectively)	(16,057)	(16,324)

Accumulated other comprehensive loss	$(14,675)	$(14,585)

Note 6 Contingencies, Litigation and Commitments
     In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.
     The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relating to two landfill sites where it has been named as one of many potentially responsible parties and to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Regarding the landfill sites, this belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2009 and the first quarter of 2010 were not material.
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
Note 7 Subsequent Events
     The Company evaluated subsequent events in order to identify conditions that existed at the date of the balance sheet as well as conditions that arose after the balance sheet date but before the financial statements were issued. The effects of conditions that existed at the date of the balance sheet date are recognized in the financial statements. Events and conditions arising after the balance sheet date but before the financial statements are issued are evaluated to determine if disclosure is required to keep the financial statements from being misleading. To the extent such events and conditions exist, disclosures are made regarding the nature and estimated financial effects of such events and conditions. For purposes of preparing the accompanying consolidated financial statements and the notes to these financial statements, the Company evaluated subsequent events through the date the accompanying financial statements were issued.
     On April 1, 2010, the Company purchased Cox Instruments, LLC, of Scottsdale, Arizona and its subsidiary Flow Dynamics, Inc. Cox Instruments and Flow Dynamics manufacture and market precision high performance flow meters that are used in demanding applications such as aerospace, custody transfer and flow measurement test stands. The total purchase price was $7.5 million. The Company merged the two entities into a wholly-owned subsidiary named Cox Flow Measurement, Inc. on April 1, 2010. The Company has not

finalized the allocation of the purchase price. The initial estimate indicates the purchase price will be allocated to receivables, inventories, fixed assets, intangibles and goodwill.
     In March 2010, the Patient Protection and Affordable Care Act of the Health Care and Education Act of 2010 became law. The Company is currently evaluating the impact, if any, on its future operating results.
Note 8 Fair Value Measurements of Financial Instruments
     The carrying amounts of cash, receivables and payables in the financial statements approximate fair value. Short-term debt is comprised of notes payable drawn against the Company’s lines of credit and commercial paper. Because of the short-term nature of these instruments, the carrying value approximates the fair value. The current portion of long-term debt consists of two term loans that will be paid in the second quarter of 2010. These loans have an estimated fair value equal to their carrying value. Included in other assets are insurance policies on various individuals that were associated with the Company. The carrying amounts of these insurance policies approximate their fair value.
Note 9 Recently Adopted Accounting Standards
     On January 1, 2010, the Company adopted Accounting Standards Update 2009-13, “Revenue Recognition (Topic 650) Multiple-Deliverable Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which changes the requirements for defining separate units of accounting and requires the use of the relative selling price method to allocate arrangement considerations. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements and notes thereto.
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
     Specialty applications include the sale of meters and related technologies and services for measuring a wide variety of fluids in industries such as food and beverage, pharmaceutical production, petroleum, heating, ventilating and air conditioning (HVAC), and measuring and dispensing automotive fluids. It also includes the sale of radio technology to natural gas utilities for installation on their gas meters.
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
     The proprietary ORION receiver technology has been licensed to other technology providers, including those providing AMR/AMI products that communicate over power lines, broadband networks, and proprietary radio frequency networks, allowing ORION a distinct connectivity advantage in the AMR/AMI market. In addition, the ORION universal gateway receiver enables ORION data to be transmitted to a utility customer over a variety of public wireless networks for strategic deployments, such as monitoring large commercial users.
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
          There are approximately 53,000 water utilities in the United States and the Company estimates that less than 30% of the installed water meter base have converted to an AMR or AMI technology. Although there is growing interest in AMI communication by water utilities, the vast majority of utilities installing AMR or AMI technology continue to select AMR technologies for their applications. The Company’s ORION technology has experienced rapid acceptance in the United States as an increasing number of water utilities have selected ORION as their AMR solution. The Company anticipates that even with growing interest in AMI, AMR will continue to be the primary product of choice for a number of years. For many water utilities, AMR technology is simply the most cost-effective solution available.
Revenue and Product Mix
     Prior to the Company’s introduction of its own proprietary AMR products (ORION), Itron water utility-related products were a dominant AMR contributor to the Company’s results. Itron products are sold under an agreement between the Company and Itron, Inc. that is scheduled to expire in early 2011. The Company’s

ORION products directly compete with Itron water AMR products. In recent years, many of the Company’s customers have selected ORION products over Itron products. While ORION sales were 3.3 times greater than those of the Itron licensed products for the first quarter of 2010, and 2.3 times greater for all of 2009, the Company expects that the Itron products will remain a significant component of sales to utilities. Continuing sales in both product lines underscores the continued acceptance of AMR technology by water utilities and affirms the Company’s strategy of selling Itron products in addition to its own proprietary products.
     As the industry continues to evolve, there may be additional opportunities for revenue enhancement. For instance, in recent years the Company has been asked to oversee and perform field installation of its products for selected customers. The Company assumes the role of general contractor, hiring an installation subcontractor and supervising its work. The Company also sells extended service programs for the technology sold with its products. The extended service programs provide additional services beyond the standard warranty. The Company also sells ORION radio technology to natural gas utilities for installation on their gas meters. Revenues from such products and services are not yet significant and the Company is uncertain of the potential growth achievable for such products and services in future periods.
Acquisition
     On April 1, 2010, the Company purchased Cox Instruments, LLC, of Scottsdale, Arizona and its subsidiary Flow Dynamics, Inc. Cox Instruments and Flow Dynamics manufacture and market precision high performance flow meters that are used in demanding applications such as aerospace, custody transfer and flow measurement test stands. The total purchase price was $7.5 million. The Company merged the two entities into a wholly-owned subsidiary named Cox Flow Measurement, Inc. on April 1, 2010. The Company has not finalized the allocation of the purchase price. The initial estimate indicates the purchase price will be allocated to receivables, inventories, fixed assets, intangibles and goodwill.
Results of Operations — Three Months Ended March 31, 2010
     The Company’s net sales for the three months ended March 31, 2010 decreased $3.5 million, or 5.4%, to $61.8 million from $65.3 million in the same period in 2009. The decline was due primarily to lower sales volumes of water application products, offset somewhat by higher volumes of specialty application products and higher prices.
     Water application products represented 85.6% of sales for the three months ended March 31, 2010 compared to 90.2% for the same period in 2009. Sales declined $6.0 million, or 10.2%, to $52.9 million compared to $58.9 million in the same period in 2009. The decline was attributable to lower volumes of meters sold, both with and without technologies. Sales of the Company’s ORION AMR technology products decreased 11.1% from the first quarter of 2009, while sales of the Itron related products declined nearly 28.0%. In the most recent period, Orion related products outsold Itron related products by a ratio of 3.3 to 1. Commercial sales decreased 5.0%. The slowdown experienced in 2009 due to economic conditions and delayed purchasing decisions caused by uncertainties over the availability of funds under U.S. government stimulus programs continued into 2010. The Company believes stimulus spending decisions made in mid-February 2010 helped ease the uncertainties and caused some of the delayed purchases to begin to resume.
     Specialty products represented 14.4% of sales for the first three months of 2010 compared with 9.8% for the same period in 2009. These sales increased nearly $2.5 million, or 39.1%, to $8.9 million from $6.4 million in the first quarter of 2009. Most of the increase was due to increased sales of radio technology to natural gas utilities for connection to their gas meters. Other specialty products showed modest increases over first quarter 2009 levels, which were low due to economic conditions.
     The gross margin as a percentage of net sales was 37.6% in the first quarter of 2010 compared to 40.1% in the first quarter of 2009. The decline was due to the overall decline in sales volumes discussed above and increased costs of meter castings which fluctuate with the metals market. These were offset somewhat by higher prices charged for certain of the Company’s products.
     Selling, engineering and administration expenses declined $0.2 million, or 1.6%, in the first quarter of 2010 compared to the first quarter of 2009. The first quarter of 2009 included charges associated with early retirement programs offered to certain U.S. employees that did not reoccur in the first quarter of 2010. The net decline was the result of these changes and continued cost controls, offset by normal inflationary increases.
     Interest expense declined $0.3 million as the Company continued to generate cash and reduce debt.

     The provision for income taxes as a percentage of earnings before income taxes for the first quarter of 2010 was 38.1% compared to 37.0% in the first quarter of 2009. The primary reason for the increase was higher state income taxes.
     As a result of the above mentioned items, net earnings for the three months ended March 31, 2010 were $5.4 million compared to $7.0 million in the three month period ended March 31, 2009. On a diluted basis, earnings per share were $0.36 for the first quarter of 2010 compared to $0.47 for the same period in 2009.
Liquidity and Capital Resources
     The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations for the first three months of 2010 was $5.2 million compared to $9.2 million for the same period in 2009. The decrease was due to the lower net earnings, and increased receivables and inventories from their 2009 year-end balances, offset somewhat by increased payables.
     The receivables balance increased from $35.8 million at December 31, 2009 to $41.5 million at March 31, 2010 due to higher sales in the most recent month. The Company continues to believe that the current economic conditions will not significantly impact collections of the Company’s outstanding receivables.
     Inventories at March 31, 2010 increased to $34.7 million from $32.5 million at December 31, 2009. Historically, year-end balances are lower than the end of the first quarter due to seasonality factors. In addition, longer lead times from suppliers and the timing of purchases contributed to the increase.
     Prepaid expenses and other current assets at March 31, 2010 increased to $3.4 million from $2.5 million at December 31, 2009 primarily due to the payment of certain calendar year insurance premiums that are expensed ratably over the policy term.
     Net property, plant and equipment at March 31, 2010 decreased by $0.3 million compared to the balance at December 31, 2009 due to depreciation expense exceeding capital expenditures in the first quarter of 2010.
     The decline in intangible assets from $23.6 million at December 31, 2009 to $23.2 million at March 31, 2010 is due to amortization expense. The Company performs its annual impairment test in the fourth quarter. The Company did not identify any indicators of impairment during the first quarter of 2010 that would require an interim valuation.
     Short-term debt at March 31, 2010 decreased slightly to $2.3 million compared to the balance at December 31, 2009 of $2.6 million as cash provided from operations during the three months ended March 31, 2010 was used to pay down short-term debt. During the same period, current maturities of long-term debt decreased by $2.5 million to $2.9 million at March 31, 2010 due to regularly scheduled payments. All of the Company’s debt is unsecured and does not carry any financial covenants.
     Payables increased to $14.3 million at March 31, 2010 from $10.8 million at December 31, 2009 primarily due to the timing of payments. Accrued compensation and employee benefits at March 31, 2010 increased to $6.3 million from $6.1 million at December 31, 2009 due to the current year accruals for employee incentive compensation, offset somewhat by the payment of employee incentive compensation amounts earned at December 31, 2009.
     Accrued income and other taxes increased to $3.5 million at March 31, 2010 from $0.5 million at December 31, 2009 due to the current year accruals for taxes and to the timing of tax payments.
     Other accrued employee benefits decreased to $11.5 million at March 31, 2010 from $12.0 million at December 31, 2009 due to the net effect of current year accruals and payments.
     Common stock and capital in excess of par value both increased slightly since December 31, 2009 due to new stock issued in connection with the exercise of stock options. Employee benefit stock decreased as a result of a payment made on the Badger Meter Employee Savings and Stock Ownership Plan loan during the first quarter of 2010.
     The Company believes its financial condition remains strong. In October 2009, the Company renewed its principal line of credit (increasing it to $35.0 million) for one year with its primary lender. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company has $47.8 million of unused credit lines available at March 31, 2010.
Other Matters
     There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.
     The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relating to two landfill sites where it has been named as one of many potentially responsible parties and to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Regarding the landfill sites, this belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2009 and the first quarter of 2010 were not material.
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
     See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of risks and uncertainties that could impact the Company’s financial performance and results of operations.
Off-Balance Sheet Arrangements and Contractual Obligations
     The Company’s off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and have not materially changed since that report was filed.
Item 3 Quantitative and Qualitative Disclosures about Market Risk
     The Company’s quantitative and qualitative disclosures about market risk are included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and have not materially changed since that report was filed.
Item 4 Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President – Finance, Chief Financial Officer and Treasurer,

the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2010. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2010, to ensure that information relating to the Company, including its consolidated subsidiaries, was made known to management by others within those entities as appropriate to allow timely decisions regarding required disclosure of the information, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

BADGER METER, INC.
Dated: April 23, 2010	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President - Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President - Controller

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended March 31, 2010
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