Form 10-Q
period 2010-06-30
BADGER METER INC
filed 2010-08-05
CIK 9092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
     As of July 14, 2010, there were 15,017,524 shares of Common Stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended June 30, 2010

Special Note Regarding Forward Looking Statements
     Certain statements contained in this Quarterly Report on Form 10-Q, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties that include, among other things:
•	the continued shift in the Company’s business from lower cost, manually read meters toward more expensive, value-added automatic meter reading (AMR) systems and advanced metering infrastructure (AMI) systems;

•	the success or failure of newer Company products;

•	changes in competitive pricing and bids in both the domestic and foreign marketplaces, and particularly in continued intense price competition on government bid contracts for lower cost, manually read meters;

•	the actions (or lack thereof) of the Company’s competitors;

•	changes in the Company’s relationships with its alliance partners, primarily its alliance partners that provide AMR/AMI connectivity solutions, and particularly those that sell products that do or may compete with the Company’s products;

•	changes in the general health of the United States and foreign economies, including to some extent such things as the length and severity of global economic downturns, the ability of municipal water utility customers to authorize and finance purchases of the Company’s products, the Company’s ability to obtain financing, housing starts in the United States, and overall industrial activity;

•	the timing and impact of government programs to stimulate national and global economies;

•	changes in the cost and/or availability of needed raw materials and parts, such as volatility in the cost of brass castings as a result of fluctuations in commodity prices, particularly for copper and scrap metal at the supplier level, foreign-sourced electronic components as a result of currency exchange fluctuations and/or lead times, and plastic resin as a result of changes in petroleum and natural gas prices;

•	the Company’s expanded role as a prime contractor for providing complete AMR/AMI systems to governmental entities, which brings with it added risks, including but not limited to, the Company’s responsibility for subcontractor performance, additional costs and expenses if the Company and its subcontractors fail to meet the timetable agreed to with the governmental entity, and the Company’s expanded warranty and performance obligations;

•	the Company’s ability to successfully integrate acquired businesses or products;

•	changes in foreign economic conditions, particularly currency fluctuations in the United States dollar, the euro and the Mexican peso;

•	the loss of certain single-source suppliers; and,

•	changes in laws and regulations, particularly laws dealing with the use of lead (which can be used in the manufacture of certain meters incorporating brass housings) and the United States Federal Communications Commission rules affecting the use and/or licensing of radio frequencies necessary for AMR/AMI products.
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

Part I — Financial Information

Item 1	Financial Statements
BADGER METER, INC.
Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash	$2,587	$13,329
Receivables	50,578	35,809
Inventories:
Finished goods	8,807	8,960
Work in process	11,993	10,372
Raw materials	17,455	13,152

Total inventories	38,255	32,484
Prepaid expenses and other current assets	3,364	2,488
Deferred income taxes	2,571	2,570

Total current assets	97,355	86,680
Property, plant and equipment, at cost	141,821	138,123
Less accumulated depreciation	(77,846)	(75,252)

Net property, plant and equipment	63,975	62,871
Intangible assets, at cost less accumulated amortization	26,287	23,603
Other assets	7,217	5,845
Deferred income taxes	4,359	5,059
Goodwill	9,847	6,958

Total assets	$209,040	$191,016

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$2,074	$2,574
Current portion of long-term debt	536	5,429
Payables	17,351	10,773
Accrued compensation and employee benefits	7,170	6,071
Warranty and after-sale costs	1,144	907
Income and other taxes	6,067	507

Total current liabilities	34,342	26,261

Other long-term liabilities	2,378	2,338
Accrued non-pension postretirement benefits	6,036	5,949
Other accrued employee benefits	11,405	12,007
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock	21,231	21,210
Capital in excess of par value	36,089	35,221
Reinvested earnings	145,017	135,225
Accumulated other comprehensive loss	(15,026)	(14,585)
Less: Employee benefit stock	(536)	(585)
Treasury stock, at cost	(31,896)	(32,025)

Total shareholders’ equity	154,879	144,461

Total liabilities and shareholders’ equity	$209,040	$191,016

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per
		share amounts)
	2010	2009	2010	2009
Net sales	$74,290	$67,763	$136,089	$133,087

Cost of sales	47,267	41,162	85,857	80,314

Gross margin	27,023	26,601	50,232	52,773

Selling, engineering and administration	14,041	13,944	28,504	28,648

Operating earnings	12,982	12,657	21,728	24,125

Interest expense	80	307	180	707

Earnings before income taxes	12,902	12,350	21,548	23,418

Provision for income taxes	4,873	4,593	8,167	8,688

Net earnings	$8,029	$7,757	$13,381	$14,730

Earnings per share:

Basic	$0.54	$0.53	$0.90	$1.00

Diluted	$0.53	$0.52	$0.89	$0.99

Dividends declared	$0.12	$0.11	$0.24	$0.22

Shares used in computation of earnings per share:
Basic	14,924,203	14,769,853	14,916,269	14,745,728
Impact of dilutive securities	97,232	158,085	103,894	174,630

Diluted	15,021,435	14,927,938	15,020,163	14,920,358

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Cash Flows

	Six Months Ended
	June 30,
	(Unaudited)
	(In thousands)
	2010	2009
Operating activities:
Net earnings	$13,381	$14,730
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	3,357	3,680
Amortization	763	714
Gain on legal settlement	(740)	—
Deferred income taxes	(2)	8
Noncurrent employee benefits	1,574	1,927
Contribution to pension plan	—	(4,000)
Stock-based compensation expense	569	530
Changes in:
Receivables	(14,416)	1,421
Inventories	(5,008)	669
Prepaid expenses and other current assets	(907)	(781)
Liabilities other than debt	11,933	(3,035)

Total adjustments	(2,877)	1,133

Net cash provided by operations	10,504	15,863

Investing activities:
Property, plant and equipment expenditures	(4,155)	(4,854)
Acquisition, net of cash acquired	(7,280)	—
Investment in start-up technology company	(1,500)	—
Other — net	31	(243)

Net cash used for investing activities	(12,904)	(5,097)

Financing activities:
Net decrease in short-term debt	(143)	(3,520)
Repayments of long-term debt	(4,893)	(4,850)
Dividends paid	(3,587)	(3,254)
Proceeds from exercise of stock options	156	478
Tax benefit on stock options	135	488
Issuance of treasury stock	72	83

Net cash used for financing activities	(8,260)	(10,575)

Effect of foreign exchange rates on cash	(82)	(78)

Increase (decrease) in cash	(10,742)	113
Cash — beginning of period	13,329	6,217

Cash — end of period	$2,587	$6,330

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
Note 1 Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at June 30, 2010, results of operations for the three-and six-month periods ended June 30, 2010 and 2009, and cash flows for the six-month periods ended June 30, 2010 and 2009. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.
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
Warranty and After-Sale Costs
     The Company estimates and records provisions for warranties and other after-sale costs in the period in which the sale is recorded, based on a lag factor and historical warranty claim experience. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or problems caused by water quality issues. Changes in the Company’s warranty and after-sale costs reserve for the six-month periods ended June 30, 2010 and 2009 are as follows:

	Balance at	Net additions	Costs	Balance
	beginning	charged to	incurred and	at
(In thousands)	of year	earnings	adjustments	June 30
2010	$907	$429	$(192)	$1,144
2009	$1,327	$416	$(438)	$1,305
Recent Pronouncements
     In March 2010, the Patient Protection and Affordable Care Act of the Health Care and Education Act of 2010 became law. At June 30, 2010, the Company continues to evaluate the impact, if any, on its future operating results.
Note 3 Employee Benefit Plans
     The Company maintains a non-contributory defined benefit pension plan for its domestic employees and a non-contributory postretirement plan that provides medical benefits for certain domestic retirees and eligible dependents. The following table sets forth the components of net periodic benefit cost for the three months ended June 30, 2010 and 2009 based on December 31, 2009 and 2008 actuarial measurement dates, respectively:

				Other
				postretirement
	Pension benefits			benefits
(In thousands)	2010	2009	2010	2009

Service cost — benefits earned during the year	$447	$415	$34	$28
Interest cost on projected benefit obligations	713	735	86	94
Expected return on plan assets	(1,003)	(847)	—	—
Amortization of prior service cost (credit)	—	(16)	42	45
Amortization of net loss	423	257	—	—

Net periodic benefit cost	$580	$544	$162	$167

     The following table sets forth the components of net periodic benefit cost for the six months ended June 30, 2010 and 2009 based on December 31, 2009 and 2008 actuarial measurement dates, respectively:

				Other
				postretirement
	Pension benefits			benefits
(In thousands)	2010	2009	2010	2009

Service cost — benefits earned during the year	$946	$902	$72	$61
Interest cost on projected benefit obligations	1,359	1,498	173	195
Expected return on plan assets	(1,903)	(1,694)	—	—
Amortization of prior service cost (credit)	—	(32)	82	90
Amortization of net loss	780	524	—	—

Net periodic benefit cost	$1,182	$1,198	$327	$346

     The Company previously disclosed in its financial statements for the year ended December 31, 2009 that it did not expect to make a contribution to its pension plan for the 2010 calendar year. While no contributions are required in calendar year 2010, it is likely that the Company will have to make a contribution of up to $3 million by September 30, 2011. The Company is currently analyzing whether it should make this contribution prior to September 30, 2010 in order for it to qualify as a contribution toward the 2009 plan year. The Company will finalize this decision in the third quarter of 2010.
     The Company disclosed in its financial statements for the year ended December 31, 2009 that it estimated it would pay $0.5 million in other postretirement benefits in 2010 based on actuarial estimates. As of June 30, 2010, $0.2 million of such benefits were paid. The Company believes that its estimated payments for the full year may be somewhat less than the prior full-year estimate. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retiree’s portion of certain costs. Note that the amount of benefits paid in calendar year 2010 will not impact the expense for postretirement benefits for 2010.
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
Note 5 Comprehensive Income (Loss)
     Comprehensive income for the three-month periods ended June 30, 2010 and 2009 was $7.7 million and $8.1 million, respectively. Comprehensive income for the six-month periods ended June 30, 2010 and 2009 was $12.9 million and $15.1 million, respectively.
     Components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
(In thousands)	2010	2009
Cumulative foreign currency translation adjustment	$760	$1,739
Unrecognized pension and postretirement benefit plan liabilities (net of tax of $10.1 million and $10.4 million for 2010 and 2009, respectively)	(15,786)	(16,324)

Accumulated other comprehensive loss	$(15,026)	$(14,585)

Note 6 Acquisition
     On April 1, 2010, the Company purchased Cox Instruments, LLC, of Scottsdale, Arizona and its subsidiary Flow Dynamics, Inc. for $7.8 million. Cox Instruments and Flow Dynamics manufacture and market precision high performance flow meters that are used in demanding applications such as aerospace, custody transfer and flow measurement test stands. The Company merged the two entities into a wholly-owned subsidiary named Cox Flow Measurement, Inc. on April 1, 2010 and will treat it as a product line for management purposes. The Company’s preliminary allocation of the purchase price at June 30, 2010 included $0.6 million of cash, plus approximately $0.7 million of accounts receivable, $1.1 million of inventory, $0.3 million of fixed assets, $3.4 million of intangibles, $2.9 million of goodwill and $1.2 million of liabilities.
     The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition. The acquisition did not have a material impact on its consolidated financial statements or its notes thereto.
Note 7 Contingencies, Litigation and Commitments
     In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.
     The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relating to two landfill sites where it has been named as one of many potentially responsible parties and to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Regarding the landfill sites, this belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2009 and the first half of 2010 were not material.
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
Note 8 Subsequent Events
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

Note 9 Fair Value Measurements of Financial Instruments
     The carrying amounts of cash, receivables and payables in the financial statements approximate fair value. Short-term debt is comprised of notes payable drawn against the Company’s lines of credit and commercial paper. Because of the short-term nature of these instruments, the carrying value approximates the fair value. The current portion of long-term debt consists of the outstanding debt of the ESSOP, offset by a similar amount of unearned compensation that is recorded as a reduction of shareholders’ equity. Due to the short-term nature of this debt, the carrying value approximates the fair value. Included in other assets are insurance policies on various individuals that were associated with the Company. The carrying amounts of these insurance policies approximate their fair value.

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
     Residential and commercial water meters are generally classified as either manually read meters or remotely read meters via radio technology. A manually read meter consists of the water meter and a register that gives a visual display of the meter reading. Meters equipped with radio transmitters use encoder registers to convert the measurement data from the meter to a digital format which is then transmitted via radio frequency to a receiver that collects and formats the data appropriately for a water utility’s billing system. Drive-by systems, referred to as automatic meter reading (AMR) systems, have been the primary technology deployed by water utilities over the past two decades, providing accurate and cost-effective billing data. In an AMR system, a vehicle equipped for meter reading purposes, including a radio receiver, computer and reading software, collects meter reading data.
     Fixed network advanced metering infrastructure (AMI) systems continue to build interest among water utilities. These systems do not rely on a drive-by data collector, but rather incorporate a network of permanent data collectors or gateway receivers that are always active or listening for the radio transmission from the utility’s meters. Not only do AMI systems eliminate the need for utility personnel to drive through service territories to collect meter reading data, but they have the ability to provide the utility with more frequent and diverse meter reading data at specified intervals.
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
Revenue and Product Mix
     Prior to the Company’s introduction of its own proprietary AMR products (ORION), Itron water utility-related products were a dominant AMR contributor to the Company’s results. Itron products are sold under an agreement between the Company and Itron, Inc. that is scheduled to expire in early 2011 and is expected to be renewed. The Company’s ORION products directly compete with Itron water AMR products. In recent years, many of the Company’s customers have selected ORION products over Itron products. While ORION sales were 2.8 times greater than those of the Itron licensed products for the first half of 2010 and 2.3 times greater for all of 2009, the Company expects that the Itron products will remain a significant component of sales to utilities. Continuing sales in both product lines underscores the continued acceptance of AMR technology by water utilities and affirms the Company’s strategy of selling Itron products in addition to its own proprietary products.
     As the industry continues to evolve, there may be additional opportunities for revenue enhancement. For instance, in recent years the Company has been asked to oversee and perform field installation of its products for selected customers. The Company assumes the role of general contractor, hiring an installation subcontractor and supervising its work. The Company also sells extended service programs for the technology sold with its products. The extended service programs provide additional services beyond the standard warranty. In addition, the Company sells ORION radio technology to natural gas utilities for installation on their gas meters. Revenues from such products and services are not yet significant and the Company is uncertain of the potential growth achievable for such products and services in future periods.
Acquisition
     On April 1, 2010, the Company purchased Cox Instruments, LLC, of Scottsdale, Arizona and its subsidiary Flow Dynamics, Inc. for $7.8 million. Cox Instruments and Flow Dynamics manufacture and market precision high performance flow meters that are used in demanding applications such as aerospace, custody transfer and flow measurement test stands. The Company merged the two entities into a wholly-owned subsidiary named Cox Flow Measurement, Inc. on April 1, 2010 and will treat it as a product line for management purposes. The Company’s preliminary allocation of the purchase price at June 30, 2010 included $0.6 million of cash, plus approximately $0.7 million of accounts receivable, $1.1 million of inventory, $0.3 million of fixed assets, $3.4 million of intangibles, $2.9 million of goodwill and $1.2 million of liabilities.
     The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition. The acquisition did not have a material impact on its financial statements or its notes thereto.
Results of Operations — Three Months Ended June 30, 2010
     The Company’s net sales for the three months ended June 30, 2010 increased $6.5 million, or 9.6%, to $74.3 million from $67.8 million in the same period in 2009. The increase was due to higher sales in most of the Company’s products lines as well as the addition of the Cox Flow Measurement product line.
     Water application products represented 87.2% of sales for the three months ended June 30, 2010 compared to 90.0% for the same period in 2009. Sales increased $3.8 million, or 6.3%, to $64.8 million during the second quarter of 2010 compared to $61.0 million in the same period in 2009. The increase was due to higher volumes of meters sold with AMR/AMI technology, higher volumes of commercial meters and higher prices, offset somewhat by lower sales of manually read meters. Sales of the Company’s ORION AMR technology products increased 18.1% during the second quarter of 2010 from the second quarter of 2009, while sales of the Itron related products increased 5.8%. In the most recent period, Orion related products outsold Itron related products by a ratio of 2.6 to 1. Sales of manually read meters declined by 15.7% during the second quarter of 2010. The Company attributes a portion of the decline to customers moving towards AMR/AMI solutions. Commercial sales increased 7.7% during the second quarter of 2010 from second quarter 2009 levels. The Company believes the net increase was due to U.S. government stimulus spending decisions made in mid-February 2010 which eased uncertainties that had been facing the market and caused delayed purchases to begin to resume.
     Specialty application products represented 12.8% of sales for the three month period ended June 30, 2010 compared to 10.0% for the same period in 2009. These sales increased nearly $2.7 million, or 39.7%, to $9.5 million from $6.8 million in the second quarter of 2009. The increases were driven by the addition of the Cox Flow Measurement product line and higher sales volumes in most of the specialty application product lines over the second quarter 2009 levels, which were low due to weak economic conditions.
     The gross margin as a percentage of net sales was 36.4% in the second quarter of 2010 compared to 39.3% in the second quarter of 2009. The decline was due to the increased costs of meter castings which fluctuate with the metals market, particularly copper, and higher costs associated with meeting certain “Made in America” requirements for stimulus related purchases. These cost increases were offset somewhat by higher prices charged for certain of the Company’s products, product mix and favorable currency exchange rates on foreign-sourced electronic components.
     Selling, engineering and administration expenses increased $0.1 million, or 0.7%, in the second quarter of 2010 compared to the second quarter of 2009. Higher expenses associated with the Cox Flow Measurement acquisition were partially offset by a one-time credit of $0.7 million for the fair value of land received in the same industrial park that the Company’s Mexican facilities are located. The land was received in settlement of claims against a building construction contractor. Expenses are also affected by normal inflationary increases, offset by continuing cost controls.
     Interest expense declined $0.2 million as the Company continued to generate cash and reduce debt.

     The provision for income taxes as a percentage of earnings before income taxes for the second quarter of 2010 was 37.8% compared to 37.2% in the second quarter of 2009. The primary reason for the increase was higher state income taxes.
     As a result of the above mentioned items, net earnings for the three months ended June 30, 2010 were $8.0 million compared to $7.8 million in the three month period ended June 30, 2009. On a diluted basis, earnings per share were $0.53 for the second quarter of 2010 compared to $0.52 for the same period in 2009.
Results of Operations — Six Months Ended June 30, 2010
     The Company’s net sales for the six months ended June 30, 2010 increased $3.0 million, or 2.3%, to $136.1 million from $133.1 million in the same period in 2009. The net increase was due to higher sales of specialty application products and higher prices, offset by lower sales of water application products.
     Water application products represented 86.5% of sales for the six months ended June 30, 2010 compared to 90.1% for the same period in 2009. Sales decreased $2.2 million, or 1.8%, to $117.7 million compared to $119.9 million in the same period in 2009. The decrease was due to lower volumes of meters sold, both with and without AMR/AMI technology and lower volumes of commercial meters, offset somewhat by higher prices. Sales of the Company’s ORION AMR technology products increased 3.2% in the first half of 2010 from the same period in 2009, while sales of the Itron related products decreased 10.0%. In this six month period of 2010, Orion related products outsold Itron related products by a ratio of 2.8 to 1. Commercial sales increased 2.1% in the first half of 2010 over the first half of 2009. The slowdown experienced in 2009 due to weak economic conditions and delayed purchasing decisions caused by uncertainties over the availability of funds under U.S. government stimulus programs continued into early 2010. The Company believes stimulus spending decisions made in mid-February 2010 eased uncertainties that had been facing the market and caused delayed purchases to begin to resume.
     Specialty products represented 13.5% of sales for the six-month period ended June 30, 2010 compared with 9.9% for the same period in 2009. These sales increased nearly $5.2 million, or 39.4%, to $18.4 million for the first six months of 2010 from $13.2 million for the first six months of 2009. The increases were driven by higher sales volumes in most of the specialty application product lines during the first half of 2010 over the same period in 2009, which were low due to weak economic conditions, and increased sales of radio technology to natural gas utilities for connection to their gas meters.
     The gross margin as a percentage of net sales was 36.9% for the first six months of 2010 compared to 39.7% in the same period in 2009. The decline was due to the increased costs of meter castings which fluctuate with the metals market, particularly copper, and higher costs associated with meeting certain “Made in America” requirements for stimulus related purchases. These were offset somewhat by higher prices charged for certain of the Company’s products, product mix and favorable currency exchange rates on foreign-sourced electronic components.
     Selling, engineering and administration expenses declined $0.1 million, or 0.5%, in the six-month period ended June 30, 2010 compared to the same period in 2009. Higher expenses associated with the Cox Flow Measurement acquisition were offset by a one-time credit of $0.7 million for the fair value of land received in the same industrial park that the Company’s Mexican facilities are located. The land was received in settlement of claims against a building construction contractor. In addition, the 2009 amounts included charges associated with early retirement programs offered to certain employees that did not reoccur in 2010. Expenses are also affected by normal inflationary increases, offset by continuing cost controls.
     Interest expense declined $0.5 million as the Company continued to generate cash and reduce debt.
     The provision for income taxes as a percentage of earnings before income taxes for the six-month period ended June 30, 2010 was 37.9% compared to 37.1% in the same period in 2009. The primary reason for the increase was higher state income taxes.
     As a result of the above mentioned items, net earnings for the six months ended June 30, 2010 were $13.4 million compared to $14.7 million in the six-month period ended June 30, 2009. On a diluted basis, earnings per share were $0.89 for the first six months of 2010 compared to $0.99 for the same period in 2009.

Liquidity and Capital Resources
     The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations for the first six months of 2010 was $10.5 million compared to $15.9 million for the same period in 2009. The decrease was the net result of increased receivables and inventories from their 2009 year-end balances, offset somewhat by lower net earnings and increased payables and accrued taxes.
     The receivables balance increased from $35.8 million at December 31, 2009 to $50.6 million at June 30, 2010 due to higher sales in the most recent period. The Company continues to believe that the current economic conditions will not significantly impact collections of the Company’s outstanding receivables.
     Inventories at June 30, 2010 increased to $38.3 million from $32.5 million at December 31, 2009. Historically, balances are lower at year-end than at other times of the year due to seasonality factors. Longer lead times from suppliers and the timing of purchases also contributed to the increase. The recent acquisition of Cox Flow Measurement represented $1.1 million of the inventory increase.
     Prepaid expenses and other current assets at June 30, 2010 increased to $3.4 million from $2.5 million at December 31, 2009 primarily due to the payment of certain calendar year insurance premiums that are expensed ratably over the policy term.
     Net property, plant and equipment at June 30, 2010 increased by $1.1 million compared to the balance at December 31, 2009 due to the timing of depreciation expense and capital expenditures. Included in the $1.1 million increase was $0.7 million related to land obtained from the settlement of a legal suit and $0.3 million related to the acquisition of Cox Flow Measurement.
     The increase in intangible assets from $23.6 million at December 31, 2009 to $26.3 million at June 30, 2010 is due to the Cox Flow Measurement acquisition discussed above, offset somewhat by amortization expense. Other assets increased to $7.2 million at June 30, 2010 from $5.8 million at December 31, 2009 due primarily to the Company investing $1.5 million to purchase a small ownership percentage in an emerging technology company. Goodwill increased to $9.8 million at June 30, 2010 from $7.0 million at December 31, 2009 due to the Cox Flow Measurement acquisition. The Company performs its annual impairment test for intangibles and goodwill in the fourth quarter. The Company did not identify any indicators of impairment to date in 2010 that would require interim valuations.
     Short-term debt at June 30, 2010 decreased slightly to $2.1 million compared to the balance at December 31, 2009 of $2.6 million as cash provided from operations during the six months ended June 30, 2010 was used to pay down debt and to acquire Cox Flow Measurement. During the same period, current maturities of long-term debt decreased from $5.4 million to $0.5 million at June 30, 2010 due to regularly scheduled payments. The Company’s debt is unsecured and does not carry any financial covenants.
     Payables increased to $17.4 million at June 30, 2010 from $10.8 million at December 31, 2009 primarily due to the timing of payments. Accrued compensation and employee benefits at June 30, 2010 increased to $7.2 million from $6.1 million at December 31, 2009 due to the current year accruals for employee incentive compensation, offset somewhat by the payment of employee incentive compensation amounts earned at December 31, 2009.
     Accrued income and other taxes increased to $6.1 million at June 30, 2010 from $0.5 million at December 31, 2009 due to the current year accruals for taxes and to the timing of tax payments.
     Other accrued employee benefits decreased to $11.4 million at June 30, 2010 from $12.0 million at December 31, 2009 due to the net effect of current year accruals and payments.
     Common stock and capital in excess of par value both increased slightly since December 31, 2009 due to new stock issued in connection with the exercise of stock options. Employee benefit stock decreased as a result of a payment made on the Badger Meter Employee Savings and Stock Ownership Plan loan during the first quarter of 2010.
     The Company believes its financial condition remains strong. In October 2009, the Company renewed its principal line of credit (increasing it to $35.0 million) for one year with its primary lender. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $46.7 million of unused credit lines available at June 30, 2010.
Other Matters
     There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

     The Company is subject to contingencies related to environmental laws and regulations. Currently, the Company is in the process of resolving matters relating to two landfill sites where it has been named as one of many potentially responsible parties and to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Regarding the landfill sites, this belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2009 and the first half of 2010 were not material.
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
Evaluation of Disclosure Controls and Procedures
     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2010. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2010, to ensure that information relating to the Company, including its consolidated subsidiaries, was made known to management by others within those entities as appropriate to allow timely decisions regarding required disclosure of the information, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information

Item 6	Exhibits

Exhibit No.	Description

4	Note Modification Agreement and Amendment to Loan Agreement dated June 20, 2003 between JPMorgan Chase Bank, N.A. and the Badger Meter Employee Savings and Stock Ownership Plan and Trust, dated April 30, 2010.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.
Dated: August 5, 2010	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President - Finance, Chief Financial Officer and Treasurer

By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President - Controller

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended June 30, 2010
Exhibit Index

Exhibit No.	Description

4	Note Modification Agreement and Amendment to Loan Agreement dated June 20, 2003 between JPMorgan Chase Bank, N.A. and the Badger Meter Employee Savings and Stock Ownership Plan and Trust, dated April 30, 2010.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.