Form 10-Q
period 2010-09-30
BADGER METER INC
filed 2010-10-26
CIK 9092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2010
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
Yes ☐     No ☑
     As of October 15, 2010, there were 15,034,736 shares of Common Stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended September 30, 2010

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

Part I — Financial Information
Item 1 Financial Statements
BADGER METER, INC.
Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash	$2,674	$13,329
Receivables	53,415	35,809
Inventories:
Finished goods	9,581	8,960
Work in process	13,261	10,372
Raw materials	18,429	13,152

Total inventories	41,271	32,484
Prepaid expenses and other current assets	2,619	2,488
Deferred income taxes	2,583	2,570

Total current assets	102,562	86,680

Property, plant and equipment, at cost	141,812	138,123
Less accumulated depreciation	(76,424)	(75,252)

Net property, plant and equipment	65,388	62,871

Intangible assets, at cost less accumulated amortization	34,712	23,603
Other assets	7,373	5,845
Deferred income taxes	2,180	5,059
Goodwill	9,000	6,958

Total assets	$221,215	$191,016

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$13,062	$2,574
Current portion of long-term debt	—	5,429
Payables	14,219	10,773
Accrued compensation and employee benefits	7,420	6,071
Warranty and after-sale costs	1,058	907
Income and other taxes	7,534	507

Total current liabilities	43,293	26,261

Other long-term liabilities	2,355	2,338
Accrued non-pension postretirement benefits	6,044	5,949
Other accrued employee benefits	7,145	12,007
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock	21,241	21,210
Capital in excess of par value	36,467	35,221
Reinvested earnings	151,943	135,225
Accumulated other comprehensive loss	(13,848)	(14,585)
Less: Employee benefit stock	(1,536)	(585)
Treasury stock, at cost	(31,889)	(32,025)

Total shareholders’ equity	162,378	144,461

Total liabilities and shareholders’ equity	$221,215	$191,016

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per
	share amounts)
	2010	2009	2010	2009

Net sales	$75,702	$60,814	$211,791	$193,901

Cost of sales	47,748	37,089	133,605	117,403

Gross margin	27,954	23,725	78,186	76,498

Selling, engineering and administration	14,518	13,057	43,022	41,705

Operating earnings	13,436	10,668	35,164	34,793

Interest expense (income)	95	(962)	275	(255)

Earnings from continuing operations before income taxes	13,341	11,630	34,889	35,048

Provision for income taxes	4,318	4,665	12,485	13,353

Earnings from continuing operations	9,023	6,965	22,404	21,695

Earnings from discontinued operations net of income taxes	—	7,390	—	7,390

Net earnings	$9,023	$14,355	$22,404	$29,085

Per share amounts:

Earnings per share:
Basic from continuing operations	$0.61	$0.47	$1.50	$1.47
Basic from discontinued operations	$—	$0.50	$—	$0.50

Total basic	$0.61	$0.97	$1.50	$1.97

Diluted from continuing operations	$0.60	$0.47	$1.49	$1.45
Diluted from discontinued operations	$—	$0.49	$—	$0.50

Total diluted	$0.60	$0.96	$1.49	$1.95

Dividends declared — Common stock	$0.14	$0.12	$0.38	$0.34

Shares used in computation of earnings per share:
Basic	14,910,497	14,830,871	14,897,901	14,774,985
Impact of dilutive securities	96,068	130,633	101,285	159,964

Diluted	15,006,565	14,961,504	14,999,186	14,934,949

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
	September 30,
	(Unaudited)
	(In thousands)
	2010	2009
Operating activities:
Net earnings	$22,404	$29,085
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	5,211	5,309
Amortization	1,213	1,070
Gain on legal settlement	(740)	—
Deferred income taxes	2,158	3,908
Previously unrecognized tax benefits, including interest	—	(8,599)
Noncurrent employee benefits	2,399	2,746
Contribution to pension plan	(4,700)	(10,100)
Stock-based compensation expense	918	811
Changes in:
Receivables	(16,964)	208
Inventories	(7,858)	3,162
Prepaid expenses and other current assets	(128)	(744)
Liabilities other than debt	9,751	(2,269)

Total adjustments	(8,740)	(4,498)

Net cash provided by operations	13,664	24,587

Investing activities:
Property, plant and equipment expenditures	(6,962)	(6,008)
Acquisition, net of cash acquired	(7,280)	—
Acquisition of intangible asset	(8,028)	—
Investment in emerging technology company	(1,500)	—
Other — net	(62)	(443)

Net cash used for investing activities	(23,832)	(6,451)

Financing activities:
Net increase (decrease) in short-term debt	10,607	(3,346)
Repayments of long-term debt	(5,429)	(7,284)
Dividends paid	(5,684)	(5,039)
Proceeds from exercise of stock options	228	1,023
Tax benefit on stock options	135	989
Employee benefit stock purchase, net	(1,000)	—
Issuance of treasury stock	121	136

Net cash used for financing activities	(1,022)	(13,521)

Effect of foreign exchange rates on cash	535	88

Increase (decrease) in cash	(10,655)	4,703
Cash — beginning of period	13,329	6,217

Cash — end of period	$2,674	$10,920

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
Note 1 Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at September 30, 2010, results of operations for the three- and nine-month periods ended September 30, 2010 and 2009, and cash flows for the nine-month periods ended September 30, 2010 and 2009. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
      Certain reclassifications have been made to the 2009 consolidated condensed financial statements to conform to the 2010 presentation.
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
     Warranty and After-Sale Costs
     The Company estimates and records provisions for warranties and other after-sale costs in the period in which the sale is recorded, based on a lag factor and historical warranty claim experience. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or problems caused by water quality issues. Changes in the Company’s warranty and after-sale costs reserve for the nine-month periods ended September 30, 2010 and 2009 were as follows:

	Balance at	Net additions	Costs	Balance
	beginning	charged to	incurred and	at
(In thousands)	of year	earnings	adjustments	September 30

2010	$907	$671	$(520)	$1,058
2009	$1,327	$512	$(671)	$1,168
     Recent Pronouncements
     In March 2010, the Patient Protection and Affordable Care Act of the Health Care and Education Act of 2010 became law. The Company continues to evaluate the impact, if any, on its future operating results.
Note 3 Employee Benefit Plans
     The Company maintains a non-contributory defined benefit pension plan for its domestic employees and a non-contributory postretirement plan that provides medical benefits for certain domestic retirees and eligible dependents. In the third quarter of 2010, the Company decided to freeze the pension plan for its non-union employees and form a new feature within the Badger Meter Employee Savings and Stock Ownership Plan (“ESSOP”) effective for calendar year 2011 in which the employee will earn a similar amount. This action resulted in a freeze of future service credits for these employees, a small decrease in the current year’s pension expense and an immaterial amount of curtailment income at September 30, 2010.

     The following table sets forth the components of net periodic benefit cost for the three months ended September 30, 2010 and 2009 based on December 31, 2009 and 2008 actuarial measurement dates, respectively:

				Other
				postretirement
	Pension benefits			benefits
(In thousands)	2010	2009	2010	2009
Service cost — benefits earned during the year	$447	$450	$32	$32
Interest cost on projected benefit obligations	496	748	81	102
Expected return on plan assets	(864)	(846)	—	—
Amortization of prior service cost (credit)	50	(16)	42	48
Amortization of net loss	437	262	—	—

Net periodic benefit cost	$566	$598	$155	$182

     The following table sets forth the components of net periodic benefit cost for the nine months ended September 30, 2010 and 2009 based on December 31, 2009 and 2008 actuarial measurement dates, respectively:

				Other
				postretirement
	Pension benefits			benefits
(In thousands)	2010	2009	2010	2009
Service cost — benefits earned during the year	$1,393	$1,353	$104	$93
Interest cost on projected benefit obligations	1,855	2,246	254	295
Expected return on plan assets	(2,767)	(2,540)	—	—
Amortization of prior service cost (credit)	50	(48)	124	140
Amortization of net loss	1,217	785	—	—

Net periodic benefit cost	$1,748	$1,796	$482	$528

     The Company previously disclosed in its financial statements for the year ended December 31, 2009 that it did not expect to make a contribution to its pension plan for the 2010 calendar year. While no contributions were required in calendar year 2010, the Company made a $4.7 million contribution in September to fully fund the plan based on current regulations. The Company believes no additional contributions will be required for 2010.
     The Company disclosed in its financial statements for the year ended December 31, 2009 that it estimated it would pay $0.5 million in other postretirement benefits in 2010 based on actuarial estimates. As of September 30, 2010, $0.3 million of such benefits were paid. The Company believes that its estimated payments for the full year may be somewhat less than the prior full-year estimate. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retiree’s portion of certain costs. Note that the amount of benefits paid in calendar year 2010 will not impact the expense for postretirement benefits for 2010.
Note 4 Guarantees
     Prior to September 2010, the Company guaranteed the outstanding debt of the ESSOP that was recorded in the current portion of long-term debt, offset by a similar amount of unearned compensation that was recorded as a reduction of shareholders’ equity. The loan amount was collateralized by shares of the Company’s Common Stock. A payment of $49,000 was made in the first quarter of 2010 that reduced the debt and the corresponding employee benefit stock balance included in shareholders’ equity.
     In September 2010, the Company made a $1.5 million loan to the ESSOP in exchange for the ESSOP agreeing to extend the program through December 31, 2020. The ESSOP was previously set to expire on December 31, 2011. The loan amount is collateralized by shares of the Company’s Common Stock. The ESSOP used $0.5 million to pay down its existing debt to a bank, which correspondingly eliminated the $0.5 of debt reflected on the Company’s balance sheet as well as the Company’s guarantee of the debt. The net result on the Company’s balance sheet at September 30, 2010 was $1.5 million recorded in employee benefit stock.

Note 5 Comprehensive Income (Loss)
     Comprehensive income for the three-month periods ended September 30, 2010 and 2009 was $10.2 million and $14.8 million, respectively. Comprehensive income for the nine-month periods ended September 30, 2010 and 2009 was $23.1 million and $29.9 million, respectively.
     Components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
(In thousands)	2010	2009

Cumulative foreign currency translation adjustment	$1,566	$1,739
Unrecognized pension and postretirement benefit plan liabilities (net of tax of $9.9 million and $10.4 million for 2010 and 2009, respectively)	(15,414)	(16,324)

Accumulated other comprehensive loss	$(13,848)	$(14,585)

Note 6 Acquisition and Investments
     On April 1, 2010, the Company purchased Cox Instruments, LLC, of Scottsdale, Arizona, and its subsidiary Flow Dynamics, Inc. for $7.8 million. Cox Instruments and Flow Dynamics manufacture and market precision high performance flow meters that are used in demanding applications such as aerospace, custody transfer and flow measurement test stands. The Company merged the two entities into a wholly-owned subsidiary named Cox Flow Measurement, Inc. on April 1, 2010 and will treat it as a product line for management purposes. The Company’s preliminary purchase price allocation at September 30, 2010 included $0.6 million of cash, plus approximately $0.7 million of accounts receivable, $1.1 million of inventory, $0.3 million of fixed assets, $4.3 million of intangibles, $2.0 million of goodwill and $1.2 million of liabilities.
     The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition. The acquisition did not have a material impact on the Company’s consolidated financial statements or the notes thereto.
     In September 2010, the Company purchased a license to manufacture and sell a key component of the Company’s line of turbine meters for $8.0 million. This amount is included in Intangible Assets in the accompanying Consolidated Condensed Balance Sheets.
     In June 2010, the Company invested $1.5 million to purchase a small ownership percentage in an emerging technology company. This amount is included in Other Assets in the accompanying Consolidated Condensed Balance Sheets.
Note 7 Contingencies, Litigation and Commitments
     In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.
     The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits and is in the process of resolving a claim related to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Regarding the landfill sites, this belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2009 and the first three quarters of 2010 were not material.

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
     In October 2010, the Company renewed its principal line of credit (increasing it from $35.0 million to $50.0 million) for one year. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $32.5 million of unused credit lines available at September 30, 2010.
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
     Water applications, the largest category by sales volume, include the sale of water meters and related technologies and services used by water utilities as the basis for generating water and wastewater revenues. The market for the Company’s water meter products is North America, primarily the United States, because the meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The Company’s products are also sold for other water purposes including irrigation, water reclamation and industrial process applications.

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
Business Trends
     Increasingly, the electric utility industry relies on AMI technology for two-way communication to monitor and control electrical devices at the customer’s site. Although the Company does not sell products for electric market applications, the trend toward AMI is now affecting the markets in which the Company does participate, particularly the water utility market. Specifically, AMI enables water utilities to capture interval readings from each meter daily. While two-way communication is currently limited in water AMI, utilities are contemplating two-

way network benefits. As noted above, the Company markets the ORION AMR products as well as the GALAXY AMI products. The Company sells either product in response to customer requirements. Since both products have comparable margins, any acceleration or slowdown in the trend toward AMI is not expected to have a significant impact on the Company’s net sales related to AMR and AMI technology.
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
Revenue and Product Mix
     Prior to the Company’s introduction of its own proprietary AMR products (ORION), Itron water utility-related products were a dominant AMR contributor to the Company’s results. Itron products are sold under an agreement between the Company and Itron, Inc. that is scheduled to expire in early 2011 and is expected to be renewed. The Company’s ORION products directly compete with Itron water AMR products. In recent years, many of the Company’s customers have selected ORION products over Itron products. While ORION sales were 2.4 times greater than those of the Itron licensed products for the first nine months of 2010 and 2.3 times greater for all of 2009, the Company expects that the Itron products will remain a significant component of sales to utilities. Continuing sales in both product lines underscores the continued acceptance of AMR technology by water utilities and affirms the Company’s strategy of selling Itron products in addition to its own proprietary products.
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
Acquisition and Investments
     On April 1, 2010, the Company purchased Cox Instruments, LLC, of Scottsdale, Arizona, and its subsidiary Flow Dynamics, Inc. for $7.8 million. Cox Instruments and Flow Dynamics manufacture and market precision high performance flow meters that are used in demanding applications such as aerospace, custody transfer and flow measurement test stands. The Company merged the two entities into a wholly-owned subsidiary named Cox Flow Measurement, Inc. on April 1, 2010 and will treat it as a product line for management purposes. The Company’s preliminary purchase price allocation at September 30, 2010 included $0.6 million of cash, plus approximately $0.7 million of accounts receivable, $1.1 million of inventory, $0.3 million of fixed assets, $4.3 million of intangibles, $2.0 million of goodwill and $1.2 million of liabilities.
     The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition. The acquisition did not have a material impact on the Company’s consolidated financial statements or the notes thereto.
     In September 2010, the Company purchased a license to manufacture and sell a key component of the Company’s line of turbine meters for $8.0 million. This amount is included in Intangible Assets in the accompanying Consolidated Condensed Balance Sheets.
     In June 2010, the Company invested $1.5 million to purchase a small ownership percentage in an emerging technology company. This amount is included in Other Assets in the accompanying Consolidated Condensed Balance Sheets.

Results of Operations — Three Months Ended September 30, 2010
     The Company’s net sales for the three months ended September 30, 2010 increased $14.9 million, or 24.5%, to $75.7 million from $60.8 million in the same period in 2009. The increase was due to higher sales in most of the Company’s products lines as well as the addition of the Cox Flow Measurement product line.
     Water application products represented 83.7% of sales for the three months ended September 30, 2010 compared to 89.4% for the same period in 2009. Sales of water application products increased $9.0 million, or 16.5%, to $63.4 million during the third quarter of 2010 compared to $54.4 million in the same period in 2009. The increase was due to higher volumes of meters, both manual and those sold with AMR/AMI technology, and higher prices. Sales of the Company’s ORION AMR technology products increased 18.4% during the third quarter of 2010 from the third quarter of 2009, while sales of the Itron related products increased 25.5%. In the most recent period, ORION related products outsold Itron related products by a ratio of 1.8 to 1. Sales of manually read meters increased by 10.6% during the third quarter of 2010 over the same period in the prior year. The Company attributes a portion of the overall increases to higher levels of demand due to the elimination of the uncertainly over the release of U.S. government stimulus funds earlier in the year. Commercial sales were relatively flat for the third quarter of 2010 compared to the third quarter of 2009.
     Specialty application products represented 16.3% of sales for the three month period ended September 30, 2010 compared to 10.6% for the same period in 2009. These sales increased nearly $5.9 million, or 92.2%, to $12.3 million from $6.4 million in the third quarter of 2009. The increases were driven by the addition of the Cox Flow Measurement product line, significantly higher sales of radios for natural gas meters and higher sales volumes in most of the other specialty application product lines over the third quarter 2009 levels, which were low due to weak economic conditions.
     The gross margin as a percentage of net sales was 36.9% in the third quarter of 2010 compared to 39.0% in the third quarter of 2009. The decline was due to increased costs of meter castings which fluctuate with the metals market, particularly copper, and higher costs associated with meeting certain “Made in America” requirements for stimulus fund related purchases. These cost increases were offset somewhat by higher prices charged for certain of the Company’s products, favorable currency exchange rates on foreign-sourced electronic components, product mix and more efficient plant utilization.
     Selling, engineering and administration expenses increased $1.5 million, or 11.2%, in the third quarter of 2010 compared to the third quarter of 2009. The increase was due to higher expenses associated with the Cox Flow Measurement acquisition, employee incentive programs, bad debt experience and increased labor costs due to additional personnel to strengthen the Company’s customer support functions. Expenses are also affected by normal inflationary increases, offset by continuing cost controls.
     Interest expense for the third quarter of 2010 was $0.1 million versus interest income of $1.0 million in the third quarter of 2009 which included a reversal of $1.2 million of interest expense related to the favorable resolution of previously unrecognized tax benefits. Interest expense on the Company’s debt continued to decline as cash generated from operations was used to lower the average debt balances.
     The provision for income taxes as a percentage of earnings from continuing operations before income taxes for the third quarter of 2010 was 32.4% compared to 40.1% in the third quarter of 2009. The primary reason for the decrease was a revised estimate of overall lower state income taxes for 2010 as well as the adjustments necessary to estimated deductions upon filing the Company’s tax returns.
     As a result of the above mentioned items, earnings from continuing operations for the three months ended September 30, 2010 were $9.0 million compared to $7.0 million in the three month period ended September 30, 2009. On a diluted basis, earnings per share from continuing operations were $0.60 for the third quarter of 2010 compared to $0.47 for the same period in 2009.
     The third quarter of 2009 results also included recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns related to the 2006 shutdown of the Company’s French subsidiaries, which had been reflected as a discontinued operation. These tax benefits ($7.4 million) were recognized as earnings from discontinued operations in the third quarter of 2009 due to the realization that such tax benefits became more likely than not upon the conclusion of an IRS audit of the Company’s 2006 federal income tax return.

Results of Operations — Nine Months Ended September 30, 2010
     The Company’s net sales for the nine months ended September 30, 2010 increased $17.9 million, or 9.2%, to $211.8 million from $193.9 million in the same period in 2009. The net increase was due to increases in both water and specialty application products as well as the addition of the Cox Flow Measurement product line as discussed above.
     Water application products represented 85.5% of sales for the nine months ended September 30, 2010 compared to 89.9% for the same period in 2009. These sales increased $6.8 million, or 3.9%, to $181.1 million compared to $174.3 million in the same period in 2009. The increase was the net effect of lower volumes of manual read meters, slightly higher volumes of meters sold with AMR/AMI technology, lower volumes of commercial meters and higher prices. Sales of the Company’s ORION AMR technology products increased 7.4% in the first nine months of 2010 from the same period in 2009, while sales of the Itron related products increased 2.0%. In this nine month period of 2010, ORION related products outsold Itron related products by a ratio of 2.4 to 1. Commercial sales increased 1.5% in the first nine months of 2010 over the same period in 2009. The slowdown experienced in 2009 due to weak economic conditions and delayed purchasing decisions caused by uncertainties over the availability of funds under U.S. government stimulus programs continued into early 2010. The Company believes stimulus fund spending decisions made in mid-February 2010 eased uncertainties in the marketplace and caused delayed purchases to resume, resulting in the overall increase in year-to-date sales.
     Specialty products represented 14.5% of sales for the nine month period ended September 30, 2010 compared to 10.1% for the same period in 2009. These sales increased nearly $11.1 million, or 56.6%, to $30.7 million for the first nine months of 2010 from $19.6 million for the first nine months of 2009. The increases were driven by higher sales volumes in most of the specialty application product lines during the first nine months of 2010 over the same period in 2009, which were low due to weak economic conditions, increased sales of radio technology to natural gas utilities for connection to their gas meters and the addition of the Cox Flow Measurement product line.
     The gross margin as a percentage of net sales was 36.9% for the first nine months of 2010 compared to 39.5% in the same period in 2009. The decline was due to increased costs of meter castings which fluctuate with the metals market, particularly copper, and higher costs associated with meeting certain “Made in America” requirements for stimulus fund related purchases. These were offset somewhat by higher prices charged for certain of the Company’s products, product mix, favorable currency exchange rates on foreign-sourced electronic components and more efficient plant utilization.
     Selling, engineering and administration expenses increased $1.3 million, or 3.2%, in the nine month period ended September 30, 2010 compared to the same period in 2009. Higher expenses associated with the Cox Flow Measurement acquisition and increased employee incentive programs were partially offset by a one-time credit of $0.7 million for the fair value of land received in the same industrial park where the Company’s Mexican facilities are located. The land was received in settlement of claims against a building construction contractor. In addition, the 2009 amounts included charges associated with early retirement programs offered to certain employees that did not reoccur in 2010. Expenses are also affected by normal inflationary increases, offset by continuing cost controls.
     Interest expense for the nine months ended September 30, 2010 was $0.3 million compared to interest income of $0.3 million for the same period in 2009, which included a reversal of $1.2 million of interest expense related to favorable resolution of previously unrecognized tax benefits. Interest expense on the Company’s debt continued to decline as cash generated from operations was used to lower the average debt balances.
     The provision for income taxes as a percentage of earnings from continuing operations before income taxes for the nine month period ended September 30, 2010 was 35.8% compared to 38.1% in the same period in 2009. The primary reason for the decrease was a revised estimate of overall lower state income taxes for 2010 as well as the adjustments necessary to estimated deductions upon filing the Company’s tax returns.
     As a result of the above mentioned items, earnings from continuing operations for the nine months ended September 30, 2010 were $22.4 million compared to $21.7 million in the nine month period ended September 30, 2009. On a diluted basis, earnings per share from continuing operations were $1.49 for the first nine months of 2010 compared to $1.45 for the same period in 2009.

Liquidity and Capital Resources
     The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations for the first nine months of 2010 was $13.7 million compared to $24.6 million for the first nine months of 2009. The decline was the net impact of increases in accounts receivable and inventory balances, offset somewhat by lower pension payments and the timing of tax payments.
     The receivables balance increased from $35.8 million at December 31, 2009 to $53.4 million at September 30, 2010 due to higher sales in the most recent period. The Company continues to believe that the current economic conditions will not significantly impact collections of the Company’s outstanding receivables.
     Inventories at September 30, 2010 increased to $41.3 million from $32.5 million at December 31, 2009. Historically, balances are lower at year-end than at other times of the year due to seasonality factors. Longer lead times from suppliers and the timing of purchases also contributed to the increase. The recent acquisition of Cox Flow Measurement represented $1.1 million of the inventory increase.
     Net property, plant and equipment at September 30, 2010 increased by $2.5 million compared to the balance at December 31, 2009 as the result of $7.0 million of capital expenditures, offset by depreciation expense. Included in the net increase was $0.7 million related to land obtained from the settlement of a legal suit and $0.3 million related to the acquisition of Cox Flow Measurement.
     The increase in intangible assets from $23.6 million at December 31, 2009 to $34.7 million at September 30, 2010 was due primarily to a payment of $8.0 million to license the manufacture and sale of a key component of the Company’s line of turbine meters. Also included in the increase were the intangible assets acquired as part of the Cox Flow Measurement acquisition discussed above. The increase was offset somewhat by amortization expense.
     Other long-term assets increased to $7.4 million at September 30, 2010 from $5.8 million at December 31, 2009 due primarily to the Company investing $1.5 million to purchase a small ownership percentage in an emerging technology company. Goodwill increased to $9.0 million at September 30, 2010 from $7.0 million at December 31, 2009 due to the Cox Flow Measurement acquisition. The Company performs its annual impairment test for intangibles and goodwill in the fourth quarter. The Company did not identify any indicators of impairment to date in 2010 that would require interim valuations.
     Short-term debt at September 30, 2010 increased to $13.1 million compared to the balance at December 31, 2009 of $2.6 million as the Company purchased the license agreement for the turbine technology discussed above, contributed $4.7 million to its domestic pension plan and purchased Cox Flow Measurement for $7.8 million. During the same period, current maturities of long-term debt decreased from $5.4 million to zero at September 30, 2010 due to regularly scheduled payments. The Company’s debt is unsecured and does not carry any financial covenants.
     Payables increased to $14.2 million at September 30, 2010 from $10.8 million at December 31, 2009 primarily due to the timing of payments and to inventory purchases. Accrued compensation and employee benefits at September 30, 2010 increased to $7.4 million from $6.1 million at December 31, 2009 due to the current year accruals for employee incentive compensation, offset somewhat by the payment of employee incentive compensation amounts earned at December 31, 2009.
     Accrued income and other taxes increased to $7.5 million at September 30, 2010 from $0.5 million at December 31, 2009 due to the current year accruals for taxes and to the timing of tax payments.
     Other accrued employee benefits decreased to $7.1 million at September 30, 2010 from $12.0 million at December 31, 2009 due to the net effect of current year accruals and payments, including the $4.7 million pension plan contribution discussed above.
     Common stock and capital in excess of par value both increased slightly since December 31, 2009 due to new stock issued in connection with the exercise of stock options. Employee benefit stock increased as a result of the Company making a $1.5 million loan to the Badger Meter Employee Savings and Stock Ownership Plan (“ESSOP”) in the third quarter of 2010 in exchange for the ESSOP agreeing to extend the program through December 31, 2020. The ESSOP was previously set to expire on December 31, 2011. For additional information, refer to note 7 D of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Note 4 to the Unaudited Consolidated Condensed Financial Statements in this filing.

     The Company believes its financial condition remains strong. In October 2010, the Company renewed its principal line of credit (increasing it from $35.0 million to $50.0 million) for one year. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $32.5 million of unused credit lines available at September 30, 2010.
Other Matters
     There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.
     The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits and is in the process of resolving a claim related to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Regarding the landfill sites, this belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2009 and the first three quarters of 2010 were not material.
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
Off-Balance Sheet Arrangements and Contractual Obligations
     The Company’s off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and have not materially changed since that report was filed except for the changes to the ESSOP as discussed in Note 4 and short-term debt as discussed in Note 8 to the Unaudited Consolidated Condensed Financial Statements in this filing.
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

Item 4 Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2010. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2010.
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 6 Exhibits

Exhibit No.	Description

4.1	Loan Agreement dated October 30, 2010 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter’s revolving credit loan.

4.2	Loan Agreement dated October 30, 2010 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter’s euro note.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.
Dated: October 26, 2010	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President — Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President — Controller

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended September 30, 2010
Exhibit Index

Exhibit No.	Description

4.1	Loan Agreement dated October 30, 2010 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter’s revolving credit loan.

4.2	Loan Agreement dated October 30, 2010 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter’s euro note.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.