Form 10-K
period 2010-12-31
BADGER METER INC
filed 2011-02-28
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Company as of June 30, 2010 was $553,016,134. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $38.69 per share, the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 2010, and (ii) each of the Company’s executive officers and directors is deemed to be an affiliate of the Company.

As of February 6, 2011, there were 15,048,097 shares of Common Stock outstanding with a par value of $1 per share.

Portions of the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year, are incorporated by reference from the definitive Proxy Statement into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties that include, among other things:

•	the continued shift in the Company’s business from lower cost, manually read meters toward more expensive, value-added automatic meter reading (AMR) systems, advanced metering infrastructure (AMI) systems and the new advanced metering analytics (AMA) systems that offer a complete solution to customers’ metering needs;

•	the success or failure of newer Company products;

•	changes in competitive pricing and bids in both the domestic and foreign marketplaces, and particularly in continued intense price competition on government bid contracts for lower cost, manually read meters;

•	the actions (or lack thereof) of the Company’s competitors;

•	changes in the Company’s relationships with its alliance partners, primarily its alliance partners that provide AMR/AMI connectivity solutions, and particularly those that sell products that do or may compete with the Company’s products;

•	changes in the general health of the United States and foreign economies, including to some extent such things as the length and severity of global economic downturns, the ability of municipal water utility customers to authorize and finance purchases of the Company’s products, the Company’s ability to obtain financing, housing starts in the United States, and overall industrial activity;

•	the timing and impact of government programs to stimulate national and global economies;

•	changes in the cost and/or availability of needed raw materials and parts, such as volatility in the cost of brass castings as a result of fluctuations in commodity prices, particularly for copper and scrap metal at the supplier level, foreign-sourced electronic components as a result of currency exchange fluctuations and/or lead times, and plastic resin as a result of changes in petroleum and natural gas prices;

•	the Company’s expanded role as a prime contractor for providing complete AMR/AMI/AMA systems to governmental entities, which brings with it added risks, including but not limited to, the Company’s responsibility for subcontractor performance, additional costs and expenses if the Company and its subcontractors fail to meet the timetable agreed to with the governmental entity, and the Company’s expanded warranty and performance obligations;

•	the Company’s ability to successfully integrate acquired businesses or products;

•	changes in foreign economic conditions, particularly currency fluctuations in the United States dollar, the Euro and the Mexican peso;

•	the loss of certain single-source suppliers; and

•	changes in laws and regulations, particularly laws dealing with the use of lead (which can be used in the manufacture of certain meters incorporating brass housings) and the United States Federal Communications Commission rules affecting the use and/or licensing of radio frequencies necessary for AMR/AMI/AMA products.

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

Throughout this 2010 Annual Report on Form 10-K, the words “we”, “us” and “our” refer to the Company.

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

Market Overview, Products, Systems and Solutions

The core competency of the Company is flow measurement solutions. The Company is a leading manufacturer and marketer of products incorporating liquid flow measurement and control technologies developed both internally and with other technology companies. Its products are used in a variety of applications, including water, oil and chemicals. The Company’s product lines fall into two categories: water applications and specialty applications.

Water applications, the largest category by sales volume, include water meters and related technologies and services used by water utilities as the basis for generating water and wastewater revenues. The key market for the Company’s water meter products is North America, primarily the United States, because the meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The Company’s products are also sold for other water-based purposes including irrigation, water reclamation and industrial process applications.

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

Sales of water meters and related technologies and services for water applications constitute a majority of the Company’s sales and are commonly referred to as residential or commercial meter sales, the latter referring to larger sizes of meters.

Residential and commercial water meters are generally classified as either manually read meters or remotely read meters via radio technology. A manually read meter consists of the water meter and a register that gives a visual display of the meter reading. Meters equipped with radio transmitters use encoder registers to convert the measurement data from the meter into a digital format which is then transmitted via radio frequency to a receiver that collects and formats the data appropriately for a water utility’s billing system. Drive-by systems, referred to as automatic meter reading (AMR) systems, have been the primary technology deployed by water utilities over the past two decades, providing accurate and cost-effective billing data. In an AMR system, a vehicle equipped for meter reading purposes, including a radio receiver, computer and reading software, collects the data from the utility’s meters.

Fixed network advanced metering infrastructure (AMI) systems continue to build interest among water utilities. These systems incorporate a network of permanent data collectors or gateway receivers that are always active or listening for the radio transmission from the utility’s meters. AMI systems eliminate the need for utility personnel to drive through service territories to collect meter reading data and they have the ability to provide the utility with more frequent and diverse data from the utility’s meters at specified intervals.

In early 2011, the Company introduced what it believes will be the next generation of metering technology, Advanced Metering Analytics (AMA), that incorporates both drive-by and fixed network reading capabilities, along with a host of automated utility management tools to facilitate the ability of water utilities to increase their productivity and revenue. AMA is comprised of Readcenter® Analytics software coupled with the new ORION SE® two-way fixed network technology, which is complemented by a family of highly accurate and reliable meters.

The Company’s net sales and corresponding net earnings depend on unit volume and product mix, with the Company generally earning higher margins on meters equipped with AMR or AMI technology. In addition to selling its proprietary AMR/AMI products, including the ORION® AMR technology and the GALAXY® AMI system, the Company also remarkets the Itron® AMR product under a license and distribution agreement. The Company’s proprietary AMR/AMI products generally result in higher margins than the remarketed, non-proprietary AMR/AMI products. The Company also sells registers and radios separately to customers who wish to upgrade their existing meters in the field.

The proprietary ORION receiver technology has been licensed to other technology providers, including those providing AMR/AMI products that communicate over power lines, broadband networks, and proprietary radio frequency networks, allowing ORION a distinct connectivity advantage in the AMR/AMI market. In addition, the ORION universal gateway receiver transmits data over a variety of public wireless networks, which allows for strategic deployments, such as monitoring large commercial users.

Water meter replacement, along with the adoption and deployment of new technology, comprise the majority of water meter product sales, including AMR/AMI products. To a much lesser extent, housing starts also contribute to the new product sales base. Over the last decade, there has been a growing trend in the conversion from manually read water meters to AMR/AMI technology. This conversion rate is accelerating and contributes to an increased water meter and AMR/AMI base of business. The Company estimates that less than 30 percent of water meters installed in the United States have been converted to automatic meter reading systems. The Company’s strategy is to fulfill customers’ metering expectations and requirements with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.

The specialty application products serve niche flow measurement and control applications across a broad industrial spectrum. Specialized communication protocols that control the entire flow measurement process drive these markets. The Company’s specific flow measurement and control applications and technologies serve the flow measurement market through both customized and standard precision flow measurement technologies. This product group also includes sales of the ORION radio technology to natural gas utilities for installation on their meters.

The Company’s products are primarily manufactured and assembled in the Company’s Milwaukee, Wisconsin; Tulsa, Oklahoma; Scottsdale, Arizona; Nogales, Mexico; Neuffen, Germany; and Brno, Czech Republic facilities.

The Company’s products are sold throughout the world through various distribution channels including direct sales representatives, distributors and independent sales representatives. Depending on the customer mix, there can be a moderate seasonal impact on sales, primarily relating to higher sales of certain water application products during the spring and summer months. No single customer accounts for more than 10 percent of the Company’s sales.

Competition

There are competitors for each application for which the Company sells its products, and the competition varies from moderate to intense. Major competitors for utility water meters include Sensus USA Inc., Neptune Technology Group, Elster Metering and Master Meter. The Company’s primary competitors for water utility AMR and AMI products are Itron, Inc., Neptune Technology Group and Sensus USA Inc. While the Company sells its own proprietary AMR/AMI systems (ORION and GALAXY), it is also a reseller of the Itron products. A number of the Company’s competitors in certain markets have greater financial resources than the Company. However, the Company believes it currently provides the leading technology in water meters and AMR/AMI/AMA water systems. As a result of significant research and development activities, the Company enjoys favorable patent positions and trade secret protections for several of its products.

Backlog

The Company’s total backlog of unshipped orders at December 31, 2010 and 2009 was $36.9 million and $27.5 million, respectively. The backlog is comprised of firm orders and signed contractual commitments, or portions of such commitments, that call for shipment within 12 months. Backlog can be significantly affected by the timing of orders for large projects and the amounts can vary due to the timing of work performed. Included in the 2010 backlog are some orders received under a new distributor sales incentive program. The Company is unable to determine the impact of this new program on the 2010 backlog, because it is unclear what orders would have been placed had this program not been implemented.

Raw Materials

Raw materials used in the manufacture of the Company’s products include purchased castings made of metal or alloys (such as bronze, which uses copper as its main component, aluminum, stainless steel, cast iron, brass and stellite), plastic resins, glass, microprocessors and other electronic subassemblies and components. There are multiple sources for these raw materials, but the Company relies on single suppliers for most bronze castings and certain electronic subassemblies. The Company believes these items would be available from other sources, but that the loss of certain suppliers would result in a higher cost of materials, delivery delays, short-term increases in inventory and higher quality control costs in the short term. The Company carries business interruption insurance on key suppliers. The Company’s purchases of raw materials are based on production schedules, and as a result, inventory on hand is generally not exposed to price fluctuations. World commodity markets and currency exchange rates may also affect the prices of material purchased in the future. The Company does not hold significant amounts of precious metals.

Research and Development

Expenditures for research and development activities relating to the development of new products, the improvement of existing products and manufacturing process improvements were $7.2 million in 2010 compared to $6.9 million in 2009 and $7.1 million in 2008. Research and development activities are primarily sponsored by the Company. The Company also engages in some joint research and development with other companies.

Intangible Assets

The Company owns or controls many patents, trademarks and trade names, directly and through license agreements, in the United States and other countries that relate to its products and technologies. No single patent, trademark, trade name or license is material to the Company’s business as a whole.

Environmental Protection

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits and is in the process of resolving a claim related to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Regarding the landfill sites, this belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures during 2010, 2009 and 2008 for compliance with environmental control provisions and regulations were not material.

Employees

The Company and its subsidiaries employed 1,293 persons at December 31, 2010, 180 of whom are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The Company is currently operating under a four-year contract with the union, which expires on October 31, 2012. The Company believes it has good relations with the union and all of its employees.

The following table sets forth certain information regarding the executive officers of the Company.

		Age at
Name	Position	2/28/2011

Richard A. Meeusen	Chairman, President and Chief Executive Officer	56
Richard E. Johnson	Senior Vice President — Finance, Chief Financial Officer and Treasurer	56
Fred J. Begale	Vice President — Engineering	46
William R. A. Bergum	Vice President — General Counsel and Secretary	46
Gregory M. Gomez	Vice President — Business Development	46
Horst E. Gras	Vice President — International Operations	55
Raymond G. Serdynski	Vice President — Manufacturing	54
Beverly L. P. Smiley	Vice President — Controller	61
Kimberly K. Stoll	Vice President — Marketing	44
Dennis J. Webb	Vice President — Sales	63
Kristie J. Zahn	Vice President — Human Resources	54

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

Mr. Johnson has served as Senior Vice President — Finance, Chief Financial Officer and Treasurer for more than five years.

Mr. Begale was elected Vice President — Engineering in December 2010. Mr. Begale served as Vice President — Business Development from April 2009 to December 2010 and Director — Business Development from March 2007 to April 2009. Prior to March 2007, Mr. Begale was Operations and Product Development Manager at Eaton Corporation — Eaton Aftertreatment Business Unit from January 2006 to March 2007.

Mr. Bergum was elected Vice President — General Counsel and Secretary in February 2006. Mr. Bergum served as General Counsel prior to that.

Mr. Gomez was elected Vice President — Business Development in December 2010. Mr. Gomez served as Vice President — Engineering from February 2008 to December 2010, Director of Engineering from July 2007 to February 2008 and Manager — Mechanical Engineering prior to that.

Mr. Gras has served as Vice President — International Operations for more than five years.

Mr. Serdynski was elected Vice President — Manufacturing in February 2008. Mr. Serdynski served as Director of Manufacturing Operations prior to that.

Ms. Smiley has served as Vice President — Controller for more than five years.

Ms. Stoll was elected Vice President — Marketing in April 2009 and served as Director — Utility Marketing from August 2008 to April 2009. Prior to August 2008, Ms. Stoll was Marketing Manager at Dorner Manufacturing from April 2007 to June 2008 and Marketing Manager at Rockwell Automation prior to that.

Mr. Webb was elected Vice President — Sales in April 2009. Mr. Webb served as Vice President — Sales and Marketing from February 2008 to April 2009 and Vice President — Sales, Marketing and Engineering prior to that.

Ms. Zahn was elected Vice President — Human Resources in April 2009 and served as Director — Human Resources from July 2008 to April 2009. Prior to July 2008, Ms. Zahn was Vice President — Human Resources at Fiserv from October 2007 to June 2008, Director — Human Resources at the University of Wisconsin — Parkside from May 2006 to September 2007 and Director — Human Resources at Thermasys prior to that.

Foreign Operations and Export Sales

The Company has distributors, direct sales representatives and independent sales representatives throughout the world. Additionally, the Company has a sales, distribution and manufacturing facility in Neuffen, Germany; sales and customer service offices in Mexico, Singapore, China and Slovakia; manufacturing facilities in Nogales, Mexico; and a manufacturing and sales facility in Brno, Czech Republic. The Company exports products from the United States that are manufactured in Milwaukee, Wisconsin; Tulsa, Oklahoma and Scottsdale, Arizona.

Information about the Company’s foreign operations and export sales is included in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2010 Annual Report on Form 10-K.

Financial Information about Industry Segments

The Company operates in one industry segment as a manufacturer and marketer of products incorporating liquid flow measurement and control technologies as described in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2010 Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Shareholders, potential investors and other readers are urged to consider the significant business risks described below in addition to the other information set forth or incorporated by reference in this 2010 Annual Report on Form 10-K, including the “Special Note Regarding Forward Looking Statements” at the front of this 2010 Annual Report on Form 10-K. If any of the events contemplated by the following risks actually occur, our financial condition or results of operations could be materially adversely affected. The following list of risk factors may not be exhaustive. We operate in a continually changing business, economic and geopolitical environment, and new risk factors may emerge from time to time. We can neither predict these new risk factors with certainty nor assess the precise impact, if any, on the business, or the extent to which any factor, or combination of factors, may adversely impact our results of operations. While there is much uncertainty, we do analyze the risks we face, perform a probability assessment of their impacts and attempt to soften their potential impact when and if possible.

Competitive pressures in the marketplace could decrease revenues and profits:

Competitive pressures in the marketplace for our products could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. We operate in an environment where competition varies from moderate to intense and a number of our competitors have greater financial resources. Our competitors also include alliance partners that sell products that do or may compete with our products, particularly those that provide AMR or AMI connectivity solutions. The principal elements of competition for our most significant product applications, residential and commercial water meters for the utility market (with various AMR/AMI technology systems), are price, product technology, quality and service. The competitive environment is also affected by the movement toward AMR, AMI or AMA technologies and away from manual read meters, the demand for replacement units and, to some extent, such things as global economic conditions, the timing and size of governmental programs such as stimulus fund programs, the ability of municipal water utility customers to authorize and finance purchases of our products, our ability to obtain financing, housing starts in the United States, and overall economic activity. For our specialty application products, the competitive environment is affected by the general economic health of various industrial sectors particularly in the United States and Europe.

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

The inability to obtain adequate supplies of raw materials and component parts at favorable prices could decrease profit margins and negatively impact timely delivery to customers:

We are affected by the availability and prices for raw materials, including purchased castings made of metal or alloys (such as bronze, which uses copper as its main component, aluminum, stainless steel, cast iron, brass and stellite), plastic resins, glass, microprocessors and other electronic subassemblies, and components that are used in the manufacturing process. The inability to obtain adequate supplies of raw materials and component parts for our products at favorable prices could have a material adverse effect on our business, financial condition or results of operations by decreasing profit margins and by negatively impacting timely deliveries to customers. In the past, we have been able to offset increases in raw materials and component parts by increased sales prices, active materials management, product engineering programs and the diversity of materials used in the production processes. However, we cannot be certain that we will be able to accomplish this in the future. Since we do not control the actual production of these raw materials and component parts, there may be delays caused by an interruption in the production of these materials for reasons that are beyond our control. World commodity markets and inflation may also affect raw material and component part prices.

Economic conditions could cause a material adverse impact on sales and operating results:

As a supplier of products primarily to water utilities, we may be adversely affected by global economic conditions and delays in governmental programs created to stimulate the economy that affects our customers, including independent distributors, large city utilities, private water companies and numerous smaller municipal water utilities. These customers may delay capital projects, including non-critical maintenance and upgrades, or may not have the ability to authorize and finance purchases during economic downturns or instability in world markets. While we also sell products for other applications to reduce our dependency on the water application market, a significant downturn in the water application market could cause a material adverse impact on sales and operating results. Therefore, a downturn in general economic conditions, as well as in the water application market, and delays in the timing or amounts of possible economic stimulus fund programs or the availability of funds to municipalities could result in a reduction in demand for our products and services and could harm the business.

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

Changes in environmental or regulatory requirements could entail additional expenses that could decrease profitability:

We cannot predict the nature, scope or effect of future environmental or regulatory requirements to which our operations might be subject or the manner in which existing or future laws will be administered or interpreted. Compliance with such laws or regulations may entail additional expenses that could decrease profitability. We are subject to a variety of environmental laws, such as lead content in certain meters incorporating brass housings, and regulatory laws affecting the use and/or licensing of radio frequencies necessary for AMR/AMI/AMA products, as well as regulations related to customs and trade practices. Currently, the cost of complying with existing laws is included as part of our on-going expenses and does not have a material effect on our business or financial position, but a change in the future could adversely affect our profitability.

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

Rising healthcare and retirement benefit costs could increase cost pressures and decrease profitability:

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

Failure to successfully integrate acquired businesses or products in the future could adversely affect our operations:

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

The principal facilities utilized by the Company at December 31, 2010 are listed below. The Company owns all such facilities in fee simple. The Company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

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

The Company is subject to contingencies related to environmental laws and regulations. Information about the Company’s compliance with environmental regulations is included in Part I, Item 1 of this 2010 Annual Report on Form 10-K under the heading “Environmental Protection.”

ITEM 4.	[Reserved]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information required by this Item is set forth in Note 11 “Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2010 Annual Report on Form 10-K.

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

The following graph compares on a cumulative basis the yearly percentage change since January 1, 2006 in (a) the total shareholder return on the Common Stock with (b) the total return on the Russell 2000 Index and (c) the total return of a peer group made up of 11 companies in similar industries and with similar market capitalization as selected by an independent consulting firm. The graph assumes $100 invested on December 31, 2005. It further assumes the reinvestment of dividends. The returns of each component company in the peer group have been weighted based on such company’s relative market capitalization.

Comparison of Cumulative Total Return

December 31	2005	2006	2007	2008	2009	2010
Badger Meter, Inc.	$100.00	$142.43	$233.66	$152.39	$211.99	$238.58
Russell 2000 Index	$100.00	$118.37	$116.51	$77.15	$98.11	$124.46
Custom Peer Group*	$100.00	$125.40	$137.77	$82.75	$117.16	$146.51

*	Peer Group consists of Axcess International, Inc., Badger Meter, Inc., Bio-Rad Labs, Inc., Candela Corporation (acquired in 2010), Frequency Electronics, Inc., Innovex, Inc., Integral Vision, Inc., K-Tron International, Inc. (acquired in 2010), Keithley Instruments, Inc., Newport Corporation, and Research Frontiers, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

BADGER METER, INC.

Ten Year Summary of Selected Consolidated Financial Data

	Years ended December 31,
	2010		2009	2008	2007	2006	2005	2004	2003	2002	2001
				(Dollars in thousands except per share data)

Operating results
Net sales		$276,634	250,337	279,552	234,816	229,754	203,637	188,663	168,728	160,350	138,537
Research and development		$7,164	6,910	7,136	5,714	5,458	5,343	4,572	6,070	5,658	5,422
Earnings from continuing operations before income taxes		$44,438	42,333	39,555	29,325	27,489	25,664	20,325	15,658	12,359	5,010
Earnings from continuing operations		$28,662	26,780	25,084	18,386	16,568	16,164	12,056	9,798	7,819	3,364
Earnings (loss) from discontinued operations(1)	$	n/a	7,390	n/a	(1,929)	(9,020)	(2,911)	(2,423)	(2,221)	(548)	n/a
Net earnings		$28,662	34,170	25,084	16,457	7,548	13,253	9,633	7,577	7,271	3,364
Earnings from continuing operations to sales		10.4%	10.7%	9.0%	7.8%	7.2%	7.4%	6.4%	5.8%	4.9%	2.4%

Per Common share
Basic earnings from continuing operations		$1.92	1.81	1.72	1.29	1.19	1.20	0.91	0.76	0.62	0.27
Basic earnings (loss) from discontinued operations	$	n/a	0.50	n/a	(0.13)	(0.65)	(0.22)	(0.18)	(0.17)	(0.04)	n/a
Total basic earnings		$1.92	2.31	1.72	1.16	0.54	0.98	0.73	0.59	0.58	0.27
Diluted earnings from continuing operations		$1.91	1.79	1.69	1.26	1.15	1.15	0.89	0.75	0.59	0.26
Diluted earnings (loss) from discontinued operations	$	n/a	0.49	n/a	(0.13)	(0.63)	(0.20)	(0.18)	(0.17)	(0.04)	n/a
Total diluted earnings		$1.91	2.28	1.69	1.13	0.52	0.95	0.71	0.58	0.55	0.26
Cash dividends declared:
Common Stock		$0.52	0.46	0.40	0.34	0.31	0.29	0.28	0.27	0.26	0.25
Price range — high		$45.49	44.90	62.74	46.43	32.20	25.63	16.00	9.94	8.50	8.31
Price range — low		$32.58	22.50	17.58	23.00	19.51	13.23	8.53	6.13	5.52	4.94
Closing price		$44.22	39.82	29.02	44.95	27.70	19.62	14.98	9.54	8.00	5.61
Book value*		$11.19	9.65	7.50	6.33	5.07	5.36	4.77	4.19	3.74	3.38

Shares outstanding at year-end
Common Stock		15,048	14,973	14,808	14,519	14,154	13,696	13,444	13,170	12,882	12,720

Financial position
Working capital*		$64,658	60,419	35,740	38,725	33,648	32,923	25,461	25,946	6,825	23,170
Current ratio*		3.0 to 1	3.3 to 1	1.7 to 1	1.9 to 1	1.7 to 1	1.8 to 1	1.6 to 1	1.7 to 1	1.1 to 1	2.0 to 1
Net cash provided by operations		$18,396	36,588	26,143	27,934	16,750	18,361	6,297	15,221	12,234	8,587
Capital expenditures		$9,238	7,750	13,237	15,971	11,060	9,088	5,582	5,214	5,914	5,007
Total assets		$215,864	191,016	195,358	150,301	139,383	145,867	142,961	133,851	126,463	101,375
Short-term and current portion of long-term debt		$12,878	8,003	19,670	13,582	17,037	13,328	22,887	9,188	26,290	8,264
Long-term debt	$	n/a	n/a	5,504	3,129	5,928	15,360	14,819	24,450	13,046	20,498
Shareholders’ equity(2)		$168,383	144,461	111,023	91,969	71,819	73,416	64,066	55,171	48,095	43,002
Debt as a percent of total debt and equity*		7.1%	5.2%	18.5%	15.4%	26.8%	30.1%	37.0%	37.9%	45.0%	40.1%
Return on shareholders’ equity*		17.0%	18.5%	22.6%	20.0%	23.1%	22.0%	18.8%	17.8%	16.3%	7.8%
Price/earnings ratio*		23.15	22.2	17.2	35.7	24.1	17.1	16.8	12.7	11.1	21.6

(1)	The Company’s French operations have been presented as discontinued operations for 2002 through 2007, the years of ownership. In 2009, discontinued operations represented the recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns related to the shutdown of the Company’s French operations.

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

BUSINESS DESCRIPTION AND OVERVIEW

The Company’s core competency is flow measurement solutions. The Company is a leading manufacturer and marketer of products incorporating liquid flow measurement and control technologies developed both internally and with other technology companies. Its products are used in a variety of applications, including water, oil and chemicals. The Company’s product lines fall into two categories: water applications and specialty applications.

Water applications, the largest category by sales volume, include water meters and related technologies and services used by water utilities as the basis for generating water and wastewater revenues. The key market for the Company’s water meter products is North America, primarily the United States, because the meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The Company’s products are also sold for other water-based purposes including irrigation, water reclamation and industrial process applications.

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

Additional information about the Company’s business is described in Part 1, Item 1 “Business” under the heading “Market Overview, Products, Systems and Solutions” in this 2010 Annual Report on Form 10-K.

Business Trends

Increasingly, the electric utility industry relies on AMI technology for two-way communication to monitor and control electrical devices at the customer’s site. Although the Company does not sell products for electric market applications, the trend toward AMI affects the markets in which the Company does participate, particularly the water utility market. Specifically, AMI enables water utilities to capture interval readings from each meter at specific intervals.

In early 2011, the Company introduced what it believes will be the next generation of metering technology, Advanced Metering Analytics (AMA), that incorporates both drive-by and fixed network reading capabilities, along with a host of automated utility management tools to facilitate the ability of water utilities to increase their productivity and revenue. AMA is comprised of Readcenter® Analytics software coupled with the new ORION SE® two-way fixed network technology, which is complemented by a family of highly accurate and reliable meters. Utilities will be able to proactively manage their day-to-day operations through powerful analytics-based software and two-way fixed network meter reading.

The Company sells its technology solutions to meet customer requirements. Since the technology products have comparable margins, any acceleration or slowdown in the trend toward AMR, AMI or AMA is not expected to have a significant impact on the Company’s net sales related to meter reading technology.

There are approximately 53,000 water utilities in the United States and the Company estimates that less than 30 percent of them have converted to an AMR or AMI technology. Although there is growing interest in AMI communication by water utilities, the vast majority of utilities installing AMR or AMI technology continue to select AMR technologies for their applications. The Company’s ORION technology has experienced rapid acceptance in the United States as an increasing number of water utilities have selected ORION as their AMR solution. The Company anticipates that even with growing interest in AMI, AMR will continue to be the primary product of choice for a number of years. For many water utilities, AMR technology is simply the most cost-effective solution available today. However, with the introduction of AMA, the Company believes it is well-positioned to meet customers’ future needs.

Acquisition

On April 1, 2010, the Company purchased Cox Instruments, LLC of Scottsdale, Arizona, and its subsidiary Flow Dynamics, Inc. for $7.8 million. Cox Instruments and Flow Dynamics manufacture and market precision high performance flow meters that are used in demanding applications such as aerospace, custody transfer and flow measurement test stands. The Company merged the two entities into a wholly-owned subsidiary named Cox Flow Measurement, Inc. on April 1, 2010, and merged the subsidiary into Badger Meter, Inc. on December 31, 2010. This acquisition is further described in Note 3 “Acquisitions, Investment and Discontinued Operations” in the accompanying Notes to Consolidated Financial Statements in this 2010 Annual Report on Form 10-K.

Revenue and Product Mix

Prior to the Company’s introduction of its own proprietary AMR products (ORION), Itron water utility-related products were a dominant AMR contributor to the Company’s results. Itron products are sold under an agreement between the Company and Itron, Inc. that has been renewed multiple times and is in effect until early 2016. The Company’s ORION products directly compete with Itron water AMR products. In recent years, many of the Company’s customers have selected ORION products over Itron products. While ORION sales were 2.2 times greater than those of the Itron licensed products for 2010, and 2.3 times greater for 2009, the Company expects that the Itron products will remain a significant component of sales to utilities. Continuing sales in both product lines underscores the continued acceptance of AMR technology by water utilities and affirms the Company’s strategy of selling Itron products in addition to its own proprietary products.

As the industry continues to evolve, the Company has been vigilant in anticipating and exceeding customer expectations. In early 2011, the Company introduced AMA as a hardware and software solution for water and gas utilities, which it believes will help maintain its position as a market leader. The Company continues to seek opportunities for additional revenue enhancement. For instance, the Company is periodically asked to oversee and perform field installation of its products for certain customers. The Company assumes the role of general contractor, hiring installation subcontractors and supervising their work. The Company also supports its product and technology sales with the sale of extended service programs that provide additional services beyond the standard warranty. In recent years, the Company has also sold ORION radio technology to natural gas utilities for installation on their gas meters. The revenues from such products and services are not yet significant and the Company is uncertain of the potential growth achievable for such products and services in future periods.

RESULTS OF OPERATIONS

Net Sales

Net sales in 2010 increased $26.3 million, or 10.5%, to $276.6 million from $250.3 million in 2009. The overall increase was the net result of higher volumes for many of the Company’s products, particularly in specialty application products. In addition, certain product lines were favorably affected by price increases.

Water application products represented 84.3% of total net sales in 2010 compared to 89.6% in 2009. These sales increased in 2010 by $9.1 million, or 4.1%, to $233.3 million from $224.2 million. Sales increased in AMR/AMI related products due to volume and price increases. The Company believes customers who had delayed purchasing decisions because of the possibility of funds becoming available under U.S. government stimulus programs made purchases in 2010 as funds were allocated and buying patterns returned to more normal levels. Sales of the Company’s ORION technology products increased 2.8% from 2009 levels and sales of the Itron related products saw an 8.6% increase from 2009 levels. In 2010, ORION related water products outsold Itron related water products by a ratio of 2.2 to 1. Sales of local or manual read meters declined 7.5% as more customers continue to purchase automated systems. Commercial meter sales in 2010 were slightly higher than in 2009 due to volume and price increases.

Specialty products represented 15.7% of total sales in 2010 compared to 10.4% in 2009. These sales increased $17.2 million, or 65.9%, to $43.3 million in 2010 compared to $26.1 million in 2009. The increase was due to increased volumes over unusually low 2009 levels, due to improving economic conditions, the acquisition of Cox Flow Measurement in the second quarter of 2010 and increased sales of the ORION radio into the natural gas market. Sales of natural gas related products increased $8.8 million from $2.4 million in 2009 to nearly $11.2 million in 2010. Much of this increase was attributable to one customer, whom the Company expects will continue to purchase for the next two years.

International sales for water application meters and related technologies are generally made to customers in Canada and Mexico, which use similar mechanical technology as customers in the U.S. International sales for other water application and specialty application products are comprised primarily of sales of small valves, electromagnetic meters and automotive fluid meters in Europe, sales of electromagnetic meters and related technologies in Latin America, and sales of valves and other metering products throughout the world. In Europe, sales are made primarily in Euros. Other international sales are made in U.S. dollars or local currencies. International sales increased 24.7% to $30.8 million in 2010 from $24.7 million in 2009 primarily due to higher water application product sales in Mexico and higher specialty application product sales in a variety of other countries as the global economy slowly recovers.

The Company’s net sales decreased by $29.3 million, or 10.5%, in 2009 to $250.3 million from $279.6 million in 2008. The decrease was driven by lower sales of the Company’s products due principally to volume declines, offset somewhat by higher prices on certain products.

Water application products represented 89.6% of total net sales in 2009 compared to 86.7% in 2008. Sales declined in all water application product lines. Sales of water application products decreased to $224.2 million, a 7.5% decrease from sales in 2008 of $242.3 million. This decrease was driven by lower volumes of meters sold, both with and without AMR/AMI technologies. While the state of the economy certainly played a role in the sales decline, the Company also believes some customers delayed purchasing decisions because of the possibility that funds would become available under U.S. government stimulus programs. Sales of the Company’s ORION technology products in 2009 decreased 9.1% from 2008 levels and sales of the Itron related products in 2009 were a 5.6% decrease from 2008 levels. In 2009, ORION related products outsold Itron related products by a ratio of 2.3 to 1. Commercial meter sales decreased nearly 22% due to volume declines compared to 2008, which was an exceptionally strong year for these products.

Specialty products represented 10.4% of total net sales in 2009 compared to 13.3% in 2008. These sales declined by $11.2 million, or 30.0%, to $26.1 million in 2009 from $37.3 million in 2008 due to volume declines related to the economic conditions.

International sales decreased by 24.5% to $24.7 million in 2009 from $32.7 million in 2008 due to lower sales of products in Europe and Mexico as a result of global economic conditions and to foreign currency translation effects.

Gross Margins

Gross margins as a percentage of sales were 37.2%, 38.8% and 35.2% for 2010, 2009 and 2008, respectively. Gross margins were lower in 2010 compared to 2009 due to significantly higher commodity costs, particularly copper, mitigated somewhat by higher prices charged for the Company’s products as well as cost reductions as the Company begins to transition additional operations to its Mexican facilities. This transition is expected to be completed in the second quarter of 2011. Approximately 70 positions are being transferred from the Milwaukee facility to the Mexican facility as part of a plan to move production to lower-cost facilities.

Gross margins increased in 2009 over 2008 as a result of lower commodity costs, particularly copper that was substantially under 2008 levels, and the favorable effects of manufacturing cost control efforts. Partially offsetting this was the effect of lower sales of certain higher margin products, including products that are sold with AMR/AMI technologies.

Operating Expenses

Selling, engineering and administration costs increased $3.2 million, or 5.9%, in 2010 compared to 2009. The increase was due to the addition of Cox Flow Measurement in the second quarter of 2010, higher employee incentives due to increased sales and normal inflationary increases, offset somewhat by continuing cost controls. These increases were partially offset by a one-time credit of $0.7 million for the fair value of land received in settlement of claims against a building contractor.

Selling, engineering and administration costs decreased by nearly $2.8 million, or 4.8%, in 2009 compared to 2008 due to lower commissions payable on lower sales volumes, lower employee incentives, headcount reductions, favorable healthcare experience and continuing cost control efforts. This was offset somewhat by a full year’s amortization of the GALAXY fixed network AMI technology compared to a partial year in 2008, additional costs for qualifying for U.S. government stimulus fund program requests, early retirement and severance expenses and normal inflationary increases.

Operating Earnings

Operating earnings in 2010 increased $2.6 million, or 6.1%, to $44.8 million compared to $42.2 million in 2009. The increase was due to the 10.5% increase in sales, mitigated somewhat by higher costs of purchased components, notably castings which have copper as their main component, as well as increased selling, engineering and administration costs. The gross margin in 2010 was $102.8 million, which was $5.8 million, or 6.0%, higher compared to the 2009 gross margin of $97.0 million and was the principal reason for the increase in operating earnings.

Operating earnings in 2009 increased $1.3 million, or 3.3%, to $42.2 million compared to $40.9 million in 2008. The impact of lower sales was significantly mitigated by lower commodity costs in 2009. The net gross margin decline in 2009 was more than offset by lower selling, engineering and administration costs compared to 2008.

Interest Expense (Income), Net

Interest expense (income), net was $0.4 million in 2010 compared to $(0.1) million in 2009. The increase was due to the reversal in 2009 of $1.2 million that was previously accrued during 2007 and 2008 relating to the French tax issue discussed below under “Discontinued Operations” and lower overall debt balances.

Interest (income) expense, net was $(0.1) million in 2009 compared to interest expense of $1.3 million in 2008. The decrease was due to the reversal in 2009 of $1.2 million discussed below under “Discontinued Operations” and lower overall debt balances.

Income Taxes

Income taxes as a percentage of earnings from continuing operations before income taxes were 35.5%, 36.7%, and 36.6% for 2010, 2009 and 2008, respectively. The decrease between 2010 and 2009 was due to higher Federal benefits for domestic production activities and increased foreign income tax benefits. There were no significant changes between 2009 and 2008.

Earnings and Diluted Earnings Per Share from Continuing Operations

Primarily as a result of the increased operating earnings and lower effective income tax rate, earnings from continuing operations were $28.7 million in 2010 compared to $26.8 million in 2009. On a diluted basis, earnings per share from continuing operations were $1.91 compared to $1.79 for the same periods. The increase in net earnings from continuing operations of $26.8 million in 2009 compared to $25.1 million in 2008 was the result of increased operating earnings as well as the one-time interest reversal discussed below under “Discontinued Operations.” On a diluted basis, earnings per share from continuing operations in 2009 were $1.79 compared to $1.69 for 2008.

Discontinued Operations

The 2009 results include recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns related to the 2006 shutdown of the Company’s French subsidiaries, which were reflected as a discontinued operation. These tax benefits ($7.4 million) were recognized as earnings from discontinued operations in 2009 due to the realization that such tax benefits became more likely than not upon the conclusion of an IRS audit of the Company’s 2006 federal income tax return. On a diluted basis, earnings per share from discontinued operations for 2009 were $0.49. The Company recorded interest income in continuing operations during 2009, because it recognized an interest expense reversal of $1.2 million that was previously accrued during 2007 and 2008 relating to this uncertain tax position.

LIQUIDITY AND CAPITAL RESOURCES

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations in 2010 was $18.4 million compared to $36.6 million in 2009. The decrease in cash provided by operations in 2010 was due to higher inventory and receivable balances, offset somewhat by higher earnings from continuing operations and lower pension plan contributions. Cash provided by operations in 2009 was $36.6 million compared to $26.1 million in 2008. The increase in cash provided by operations in 2009 was due to lower inventory and receivables balances and increased earnings, partially offset by contributions to the Company’s pension plan.

Receivables at December 31, 2010 were $40.4 million compared to $35.8 million in 2009. The increase is due to higher sales, particularly in the fourth quarter of 2010 compared to the prior year. There were several accounts with past due balances at year end, of which a significant amount was paid in early 2011. In addition, terms for distributors meeting certain criteria were extended to 45 days from 30 days for providing services that the Company had previously provided directly to customers. The Company believes its net receivables balance is fully collectible.

Inventories at December 31, 2010 were $48.3 million compared to $32.5 million at December 31, 2009. The increase was due to increased costs, particularly castings of which copper is a main component, increased lead times on electronic components and intentionally higher levels of inventory being carried as the Company continues to transition production to Mexico. Higher levels of inventory for 2010 were also due to delays in late 2010 related to certain anticipated projects in Mexico and the acquisition of Cox Flow Measurement.

Capital expenditures totaled $9.2 million in 2010, $7.8 million in 2009 and $13.2 million in 2008. These amounts vary due to the timing of capital expenditures. Included in capital expenditures for 2008 were approximately $6.2 million related to the construction of a facility in Mexico and a small addition to the Czech Republic facility. The Company believes it has adequate capacity to increase production levels with minimal additional capital expenditures.

Intangible assets increased to $34.2 million at December 31, 2010 from $23.6 million at December 31, 2009, primarily due to a payment of $8.0 million to license the manufacture and sale of a key component of the Company’s line of turbine meters. Also included in the increase were the intangible assets acquired as part of the Cox Flow Measurement acquisition. These increases were offset by normal amortization.

Other assets increased to $7.4 million at December 31, 2010 compared to $5.8 million at December 31, 2009 of which the majority was due to the Company investing $1.5 million to purchase a small ownership percentage in an emerging technology company. Long-term deferred income tax assets declined to $1.7 million at December 31, 2010 compared to $5.1 million due to the timing of certain tax deductions. Goodwill increased to $9.2 million at December 31, 2010 compared to $7.0 million at December 31, 2009. The increase was due to the acquisition of Cox Flow Measurement.

Short-term debt, the current portion of long-term debt and long-term debt increased from December 31, 2009 to December 31, 2010. These accounts totaled $12.9 million at December 31, 2010, an increase from $8.0 million at December 31, 2009. The increase was a function of the working capital needed to fund operations, acquisition of Cox Flow Measurement, the acquisition of an $8 million license to manufacture and sell a key component of the Company’s turbine meters and a small investment in an emerging technology company. At the end of 2010, debt represented 7.1% of the Company’s total capitalization. None of the Company’s debt carries financial covenants or is secured.

Payables increased by $0.4 million to $11.2 million at December 31, 2010 compared to $10.8 million at December 31, 2009, primarily as the result of the timing of purchases. Accrued compensation and employee benefits increased $1.0 million between years due primarily to higher employee incentives.

Other accrued employee benefits decreased to $6.4 million at December 31, 2010 from $12.0 million at December 31, 2009, primarily due to contributions made in 2010 to the Company’s pension plan.

Common Stock and capital in excess of par value both increased during 2010 due to the exercise of stock options, stock compensation expense and the tax benefit on stock options. Treasury stock decreased slightly due to shares issued in connection with the Company’s dividend reinvestment program.

Accumulated other comprehensive loss decreased by $1.5 million in 2010 from 2009, net of tax, primarily due to changes in the funded status of the Company’s pension plan and other postretirement benefits.

The Company’s financial condition remains strong. In October 2010, the Company renewed its principal line of credit (increasing it to $50.0 million) for one year with its primary lender. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $48.7 million of unused credit lines available at December 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements at December 31, 2010.

CONTRACTUAL OBLIGATIONS

In 2010, the Company restructured the outstanding debt of its Employee Savings and Stock Option Plan (the “ESSOP”) by loaning the ESSOP $0.5 million to repay a loan to a third party and loaning the ESSOP an additional $1.0 million to purchase additional shares of the Company’s Common Stock for future 401(k) savings plan matches under a program that will expire on December 31, 2020. Under this program, the Company agreed to pay the principal and interest on the new loan amount of $1.5 million. The receivable from the ESSOP and the related obligation were therefore netted to zero on the Company’s Consolidated Balance Sheets at December 31, 2010. The terms of the loan call for equal payments of principal with the final payment due on December 31, 2020. A similar amount of unearned compensation has been recorded as a reduction of shareholders’ equity.

The following table includes the Company’s significant contractual obligations as of December 31, 2010. There are no undisclosed guarantees.

	Payments due by period
		Less than
	Total	1 year	1-3 years	4-6 years
	(In thousands)

Short-term debt	$12,878	$12,878	$—	$—
Operating leases	3,091	879	1,886	326

Total contractual obligations	$15,969	$13,757	$1,886	$326

Other than items included in the preceding table, as of December 31, 2010, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and postretirement plans which are discussed in detail in Note 7 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2010 Annual Report on Form 10-K. As of the most recent actuarial measurement date, the Company does not expect to make a contribution for the 2011 calendar year. Postretirement medical claims are paid by the Company as they are submitted, and they are anticipated to be $0.5 million in 2011 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company’s accounting policies are more fully described in Note 1 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2010 Annual Report on Form 10-K. As discussed in Note 1, the preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s more significant estimates relate primarily to the following judgmental reserves: allowance for doubtful accounts, reserve for obsolete inventories, warranty and after-sale costs reserve, and the healthcare reserve for claims incurred, as well as claims incurred but not reported. Each of these reserves is evaluated quarterly and is reviewed with the Company’s Disclosure Committee and the Audit and Compliance Committee of the Board of Directors. The basis for the reserve amounts is determined by analyzing the anticipated exposure for each account, and then selecting the most likely amount based upon historical experience and various other considerations that are believed to be reasonable under the circumstances. These methods have been used for all years in the presented financials and have been used consistently throughout each year. Actual results may differ from these estimates if actual experiences vary from the Company’s assumptions.

The criteria used for calculating each of the reserve amounts vary by type of reserve. For the allowance for doubtful accounts reserve, significant past due balances are individually reviewed for collectibility, while the balance of accounts are reviewed in conjunction with applying historical write-off ratios. The calculation for the obsolete inventories reserve is determined by analyzing the relationship between the age and quantity of items on hand versus estimated usage to determine if excess quantities exist. The calculation for warranty and after-sale costs reserve uses criteria that include known potential problems on past sales as well as historical claim experience and current warranty trends. The healthcare reserve for claims incurred, but not reported is determined by using medical cost trend analyses, reviewing subsequent payments made and estimating unbilled amounts. The changes in the balances of these reserves at December 31, 2010 compared to the prior year were due to normal business conditions and are not deemed to be significant. While the Company continually tries to improve its estimates, no significant changes in the underlying processes are expected in 2011, with the exception that on January 1, 2011, the Company froze its pension plan for its non-union participants and formed a new feature within the ESSOP plan in which each employee will receive a similar benefit.

The Company also uses estimates in four other significant areas: (i) pension and other postretirement obligations and costs, (ii) stock-based compensation, (iii) income taxes, and (iv) evaluating goodwill at least annually for impairment. The actuarial valuations of benefit obligations and net periodic benefit costs rely on key assumptions including discount rates, long-term expected return on plan assets and future compensation. The Company’s discount rate assumptions for its pension and postretirement plans are based on the average yield of a hypothetical high quality bond portfolio with maturities that approximately match the estimated cash flow needs of the plans. The assumptions for expected long-term rates of return on assets for its pension plan are based on historical experience and estimated future investment returns, taking into consideration anticipated asset allocations, investment strategies and the views of various investment professionals. The total cost of the Company’s share-based awards is equal to the grant date fair value per award multiplied by the number of awards granted, adjusted for forfeitures. Forfeitures are initially estimated based on historical Company information and subsequently updated over the life of the awards to ultimately reflect actual forfeitures, which could have an impact on the amount of stock compensation cost recognized from period to period. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results compared to those forecasted at the beginning of the fiscal year. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The reserve for uncertainty in income taxes is a matter of judgment based on an evaluation of the individual facts and circumstances of each tax position in light of all available evidence, including historic data and current trends. A tax benefit is recognized when it is “more likely than not” to be sustained based solely on the technical merits of each tax position. Goodwill impairment, if any, is determined by comparing the fair value of the operating unit with its carrying value. The Company evaluates and updates all of these assumptions quarterly. Actual results may differ from these estimates.

OTHER MATTERS

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits and is in the process of resolving a claim related to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Regarding the landfill sites, this belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures during 2010, 2009 and 2008 for compliance with environmental control provisions and regulations were not material.

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

See the “Special Note Regarding Forward Looking Statements” at the front of this Annual Report on Form 10-K and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of risks and uncertainties that could impact the Company’s financial performance and results of operations.

MARKET RISKS

In the ordinary course of business, the Company is exposed to various market risks. The Company operates in an environment where competition varies from moderate to intense. The Company believes it currently provides the leading technology in water meters and AMR/AMI systems for water utilities. A number of the Company’s competitors in certain markets have greater financial resources. Competitors also include alliance partners that sell products that do or may compete with our products, particularly those that provide AMR/AMI connectivity solutions. In addition, the market’s level of acceptance of the Company’s newer products, such as the recently introduced AMA systems, may have a significant effect on the Company’s results of operations. As a result of significant research and development activities, the Company enjoys favorable patent positions for several of its products.

The Company’s ability to generate operating income and to increase profitability depends somewhat on the general health of the United States and foreign economies, including to some extent such things as the length and severity of global economic downturns, the timing and size of governmental programs such as stimulus fund programs, the ability of municipal water utility customers to authorize and finance purchases of the Company’s products, the Company’s ability to obtain financing, housing starts in the United States, and overall industrial activity. In addition, changes in governmental laws and regulations, particularly laws dealing with the use of lead or rules affecting the use and/or licensing of radio frequencies necessary for AMR/AMI/AMA products may impact the results of operations. These factors are largely beyond the Company’s control and depend on the economic condition and regulatory environment of the geographic region of the Company’s operations.

The Company relies on single suppliers for certain castings and components in several of its product lines. Although alternate sources of supply exist for these items, the loss of certain suppliers could temporarily disrupt operations in the short term. The Company attempts to mitigate these risks by working closely with key suppliers, purchasing minimal amounts from alternative suppliers and by purchasing business interruption insurance where appropriate.

Raw materials used in the manufacture of the Company’s products include purchased castings made of metal or alloys (such as bronze, which uses copper as its main component, aluminum, stainless steel, cast iron, brass and stellite), plastic resins, glass, microprocessors and other electronic subassemblies and components. The Company does not hold significant amounts of precious metals. The price and availability of raw materials is influenced by economic and industry conditions, including supply and demand factors that are difficult to anticipate and cannot be controlled by the Company. Commodity risk is managed by keeping abreast of economic conditions and locking in purchase prices for quantities that correspond to the Company’s forecasted usage.

The Company’s foreign currency risk relates to the sales of products to foreign customers and purchases of material from foreign vendors. The Company uses lines of credit with U.S. and European banks to offset currency exposure related to European receivables and other monetary assets. As of December 31, 2010 and 2009, the Company’s foreign currency net monetary assets were substantially offset by comparable debt resulting in no material exposure to the results of operations.

The Company typically does not hold or issue derivative instruments and has a policy specifically prohibiting the use of such instruments for trading purposes.

The Company’s short-term debt on December 31, 2010 was floating rate debt with market values approximating carrying value. Future annual interest costs for short-term debt will fluctuate based upon short-term interest rates. For the short-term debt on hand on December 31, 2010, the effect of a 1% change in interest rates is approximately $129,000.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Information required by this Item is set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in this 2010 Annual Report on Form 10-K.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

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

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Badger Meter, Inc.

We have audited Badger Meter, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Badger Meter, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Badger Meter, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Badger Meter, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Milwaukee, Wisconsin
February 28, 2011

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Badger Meter, Inc.

We have audited the accompanying consolidated balance sheets of Badger Meter, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Badger Meter, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Badger Meter, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Milwaukee, Wisconsin
February 28, 2011

BADGER METER, INC.

Consolidated Balance Sheets

	December 31,
	2010	2009
	(Dollars in thousands except share and per share amounts)

ASSETS
Current assets:
Cash	$3,089	$13,329
Receivables	40,429	35,809
Inventories:
Finished goods	9,800	8,960
Work in process	15,284	10,372
Raw materials	23,232	13,152

Total inventories	48,316	32,484
Prepaid expenses and other current assets	2,381	2,488
Deferred income taxes	3,122	2,570

Total current assets	97,337	86,680
Property, plant and equipment, at cost:
Land and improvements	7,874	7,033
Buildings and improvements	48,014	47,857
Machinery and equipment	88,066	83,233

	143,954	138,123
Less accumulated depreciation	(77,866)	(75,252)

Net property, plant and equipment	66,088	62,871
Intangible assets, at cost less accumulated amortization	34,170	23,603
Other assets	7,449	5,845
Deferred income taxes	1,658	5,059
Goodwill	9,162	6,958

Total assets	$215,864	$191,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$12,878	$2,574
Current portion of long-term debt	—	5,429
Payables	11,159	10,773
Accrued compensation and employee benefits	7,143	6,071
Warranty and after-sale costs	889	907
Income and other taxes	610	507

Total current liabilities	32,679	26,261
Other long-term liabilities	2,472	2,338
Accrued non-pension postretirement benefits	5,972	5,949
Other accrued employee benefits	6,358	12,007
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common Stock, $1 par; authorized 40,000,000 shares; issued 21,258,850 shares in 2010 and 21,210,090 shares in 2009	21,259	21,210
Capital in excess of par value	37,582	35,221
Reinvested earnings	156,101	135,225
Accumulated other comprehensive loss	(13,137)	(14,585)
Less: Employee benefit stock	(1,536)	(585)
Treasury stock, at cost; 6,210,361 shares in 2010 and 6,237,525 shares in 2009	(31,886)	(32,025)

Total shareholders’ equity	168,383	144,461

Total liabilities and shareholders’ equity	$215,864	$191,016

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2010	2009	2008
	(In thousands except per share amounts)

Net sales	$276,634	$250,337	$279,552
Cost of sales	173,810	153,323	181,094

Gross margin	102,824	97,014	98,458
Selling, engineering and administration	58,001	54,771	57,556

Operating earnings	44,823	42,243	40,902
Interest expense (income), net	385	(90)	1,347

Earnings from continuing operations before income taxes	44,438	42,333	39,555
Provision for income taxes (Note 8)	15,776	15,553	14,471

Earnings from continuing operations	28,662	26,780	25,084
Earnings from discontinued operations net of income taxes (Note 3)	—	7,390	—

Net earnings	$28,662	$34,170	$25,084

Earnings per share:
Basic:
from continuing operations	$1.92	$1.81	$1.72
from discontinued operations	$—	$.50	$—

Total basic	$1.92	$2.31	$1.72

Diluted:
from continuing operations	$1.91	$1.79	$1.69
from discontinued operations	$—	$.49	$—

Total diluted	$1.91	$2.28	$1.69

Shares used in computation of earnings per share:
Basic	14,906	14,800	14,556
Impact of dilutive securities	100	148	281

Diluted	15,006	14,948	14,837

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Operating activities:
Net earnings	$28,662	$34,170	$25,084
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	6,704	6,731	5,954
Amortization	1,755	1,427	1,097
Deferred income taxes	1,981	5,169	(1,489)
Previously unrecognized tax benefits, including interest	—	(8,599)	—
Contributions to pension	(4,700)	(10,100)	—
Gain on legal settlement	(740)	—	—
Gain on disposal of long-lived assets	—	—	(994)
Noncurrent employee benefits	2,266	3,670	3,398
Stock-based compensation expense	1,365	1,172	1,272
Changes in:
Receivables	(3,777)	1,347	(6,028)
Inventories	(14,886)	7,015	(5,577)
Prepaid expenses and other current assets	55	(209)	371
Liabilities other than debt	(289)	(5,205)	3,055

Total adjustments	(10,266)	2,418	1,059

Net cash provided by operations	18,396	36,588	26,143

Investing activities:
Property, plant and equipment additions	(9,238)	(7,750)	(13,237)
Proceeds on disposal of long-lived assets	—	—	1,632
Acquisition, net of cash acquired	(7,280)	—	—
Investment in emerging technology company	(1,500)	—	—
Acquisition of intangible assets	(8,028)	—	(25,650)

Net cash used for investing activities	(26,046)	(7,750)	(37,255)

Financing activities:
Net increase (decrease) in short-term debt	10,457	(7,437)	(755)
Issuance of long-term debt	—	—	15,000
Repayments of long-term debt	(5,429)	(9,750)	(5,688)
Dividends paid	(7,784)	(6,830)	(5,851)
Proceeds from exercise of stock options	362	1,179	2,045
Tax benefit on stock options	525	1,162	3,988
Employee benefit stock purchase	(1,000)	—	—
Issuance of treasury stock	152	183	176

Net cash (used for) provided by financing activities	(2,717)	(21,493)	8,915

Effect of foreign exchange rates on cash	127	(233)	(256)

(Decrease) increase in cash	(10,240)	7,112	(2,453)
Cash — beginning of period	13,329	6,217	8,670

Cash — end of period	$3,089	$13,239	$6,217

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$10,884	$13,238	$10,861
Interest (including $-, $11 and $647 of capitalized interest in 2010, 2009 and 2008, respectively)	$330	$861	$1,541

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Shareholders’ Equity

	Years Ended December 31,
				Accumulated
				other
	Common	Capital in		comprehensive	Employee
	stock at $1	excess of	Reinvested	income	benefit	Treasury
	par value*	par value	earnings	(loss)	stock	stock	Total
	(In thousands except per share amounts)

Balance, December 31, 2007	$20,902	$24,655	$89,061	$(9,191)	$(682)	$(32,776)	$91,969

Comprehensive income:
Net earnings	—	—	25,084	—	—	—	25,084
Other comprehensive income:
Employee benefit funded status adjustment (net of $4,402 tax effect)	—	—	—	(7,407)	—	—	(7,407)
Foreign currency translation	—	—	—	(74)	—	—	(74)

Comprehensive income							17,603
Change in SFAS 158 benefit measurement date (net of $242 tax effect)	—	—	(397)	—	—	—	(397)
Cash dividends of $0.40 per share	—	—	(5,861)	—	—	—	(5,861)
Stock options exercised	271	1,821	—	—	—	—	2,092
Tax benefit on stock options and dividends	—	3,988	—	—	—	—	3,988
ESSOP transactions	—	160	—	—	23	—	183
Reclass Common and treasury shares	(99)	(461)	—	—	—	560	—
Stock-based compensation		1,031	—	—	—	—	1,031
Issuance of treasury stock (118 shares)	—	369	—	—	—	46	415

Balance, December 31, 2008	21,074	31,563	107,887	(16,672)	(659)	(32,170)	111,023

Comprehensive income:
Net earnings	—	—	34,170	—	—	—	34,170
Other comprehensive income (loss):
Employee benefit funded status adjustment (net of $(709) tax effect)	—	—	—	1,987	—	—	1,987
Foreign currency translation	—	—	—	100	—	—	100

Comprehensive income							36,257
Cash dividends of $0.46 per share	—	—	(6,832)	—	—	—	(6,832)
Stock options exercised	136	1,044	—	—	—	—	1,180
Tax benefit on stock options and dividends	—	1,162	—	—	—	—	1,162
ESSOP transactions	—	170	—	—	74	—	244
Stock-based compensation	—	882	—	—	—	—	882
Issuance of treasury stock (28 shares)	—	400	—	—	—	145	545

Balance, December 31, 2009	21,210	35,221	135,225	(14,585)	(585)	(32,025)	144,461

Comprehensive income:
Net earnings	—	—	28,662	—	—	—	28,662
Other comprehensive income (loss):
Employee benefit funded status adjustment (net of $(1,426) tax effect)	—	—	—	1,730	—	—	1,730
Foreign currency translation	—	—	—	(282)	—	—	(282)

Comprehensive income							30,110
Cash dividends of $0.52 per share	—	—	(7,786)	—	—	—	(7,786)
Stock options exercised	49	313	—	—	—	—	362
Tax benefit on stock options and dividends	—	525	—	—	—	—	525
ESSOP transactions	—	159	—	—	(951)	—	(792)
Stock-based compensation	—	967	—	—	—	—	967
Issuance of treasury stock (27 shares)	—	397	—	—	—	139	536

Balance, December 31, 2010	$21,259	$37,582	$156,101	$(13,137)	$(1,536)	$(31,886)	$168,383

*	Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes.

BADGER METER, INC.

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 1	Summary of Significant Accounting Policies

Profile

The core competency of Badger Meter, Inc. (the “Company”) is flow measurement solutions. The Company is a leading manufacturer and marketer of products incorporating liquid flow measurement and control technologies developed both internally and with other technology companies. Its products are used in a variety of applications, including water, oil and chemicals. The Company’s product lines fall into two categories: water applications and specialty applications.

Water applications, the largest category by sales volume, include water meters and related technologies and services used by water utilities as the basis for generating water and wastewater revenues. The key market for the Company’s water meter products is North America, primarily the United States, because the meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The Company’s products are also sold for other water-based purposes including irrigation, water reclamation and industrial process applications.

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

Receivables

Receivables consist primarily of trade receivables. The Company does not require collateral or other security and evaluates the collectability of its receivables based on a number of factors. An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of the past due items and the customer’s ability and likelihood to pay, as well as applying a historical write-off ratio to the remaining balances. Changes in the Company’s allowance for doubtful accounts are as follows:

	Balance at	Provision	Write-offs	Balance
	beginning	and reserve	less	at end
	of year	adjustments	recoveries	of year
	(In thousands)

2010	$291	$227	$(77)	$441
2009	$560	$(212)	$(57)	$291
2008	$536	$243	$(219)	$560

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company estimates and records provisions for obsolete inventories. Changes to the Company’s obsolete inventories reserve are as follows:

	Balance at	Net additions		Balance
	beginning	charged to		at end
	of year	earnings	Disposals	of year
	(In thousands)

2010	$2,042	$1,345	$(612)	$2,775
2009	$1,746	$705	$(409)	$2,042
2008	$1,662	$1,506	$(1,422)	$1,746

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

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from 10 to 20 years. The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense expected to be recognized is $2.2 million in each of the subsequent five years beginning with 2011. The carrying value and accumulated amortization by major class of intangible assets are as follows:

	December 31, 2010		December 31, 2009
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
	(In thousands)

Technologies	$32,228	$3,720	$24,200	$2,387
Non-compete agreement	1,900	489	1,750	306
Licenses	650	356	650	339
Trademarks	150	130	150	115
Customer list	1,663	83	—	—
Trade name	2,481	124	—	—

Total intangibles	$39,072	$4,902	$26,750	$3,147

Goodwill

Goodwill is tested for impairment annually during the fourth fiscal quarter or more frequently if an event indicates that the goodwill might be impaired. Potential impairment is identified by comparing the fair value of a

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

reporting unit with its carrying value. No adjustments were recorded to goodwill as a result of these reviews during 2010, 2009 and 2008.

Goodwill was $9.2 million, $7.0 million and $7.0 million at December 31, 2010, 2009 and 2008, respectively. The increase in 2010 was the result of acquiring Cox Instruments, LLC of Scottsdale, Arizona, which is further described in Note 3 “Acquisitions, Investment and Discontinued Operations.”

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

	Balance at	Net additions	Costs	Balance
	beginning	charged to	incurred and	at end
	of year	earnings	adjustments	of year
	(In thousands)

2010	$907	$650	$(668)	$889
2009	$1,327	$409	$(829)	$907
2008	$1,917	$195	$(785)	$1,327

Research and Development

Research and development costs are charged to expense as incurred and amounted to $7.2 million, $6.9 million and $7.1 million in 2010, 2009 and 2008, respectively.

Stock-Based Compensation Plans

At December 31, 2010, the Company had two types of employee stock-based compensation plans and a non-employee director stock-based compensation plan as described in Note 5 “Stock Compensation.”

The Company recognizes the cost of stock-based awards in net earnings for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. The Company estimates the fair value of its option awards using the Black-Scholes option-pricing formula, and records compensation expense for stock options ratably over the stock option plans’ vesting period. Total stock compensation expense recognized by the Company was $1.4 million for 2010, $1.2 million for 2009 and $1.3 million for 2008.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Healthcare

The Company estimates and records provisions for healthcare claims incurred but not reported, based on medical cost trend analyses, reviews of subsequent payments made and estimates of unbilled amounts.

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) at December 31 are as follows:

	2010	2009
	(In thousands)

Cumulative foreign currency translation adjustment	$1,457	$1,739
Unrecognized pension and postretirement benefit plan liabilities, net of tax	(14,594)	(16,324)

Accumulated other comprehensive loss	$(13,137)	$(14,585)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value Measurements of Financial Instruments

The carrying amounts of cash, receivables and payables in the financial statements approximate their fair values due to the short-term nature of these financial instruments. Short-term debt is comprised of notes payable drawn against the Company’s lines of credit and commercial paper. Because of its short-term nature, the carrying amount of the short-term debt also approximates fair value. Included in other assets is insurance policies on various individuals that were associated with the Company. The carrying amounts of these insurance policies approximates their fair value.

Subsequent Events

The Company evaluates subsequent events at the date of the balance sheet as well as conditions that arise after the balance sheet date but before the financial statements are issued. The effects of conditions that existed at the date of the balance sheet date are recognized in the financial statements. Events and conditions arising after the balance sheet date but before the financial statements are issued are evaluated to determine if disclosure is required to keep the financial statements from being misleading. To the extent such events and conditions exist, if any, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. For purposes of preparing the accompanying consolidated financial statements and the notes to these financial statements, the Company evaluated subsequent events through the date the accompanying financial statements were issued.

In January 2011, the Company acquired 100% of the outstanding common stock of Remag AG of Berne, Switzerland for $4.9 million of cash. Remag AG distributes a line of precision flow measurement products, some of which they manufacture, for the global industrial market. Their small turbine meters complement and expand the Company’s existing line of specialty application products.

Reclassifications

Certain reclassifications have been made to the 2009 and 2008 consolidated financial statements and Notes to Consolidated Financial Statements to conform to the 2010 presentation.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Note 2	Common Stock

Common Stock and Rights Agreement

The Company has Common Stock and also Common Share Purchase Rights that trade with the Common Stock. The Common Share Purchase Rights were issued pursuant to the shareholder rights plan discussed below.

On February 15, 2008, the Board of Directors of the Company adopted a shareholder rights plan and declared a dividend of one Common Share Purchase Right for each outstanding share of Common Stock of the Company payable to the shareholders of record on May 26, 2008. The plan was effective as of May 27, 2008. Each right entitles the registered holder to purchase from the Company one share of Common Stock at a price of $200.00 per share, subject to adjustment. Subject to certain conditions, the rights are redeemable by the Company and are exchangeable for shares of Common Stock at a favorable price. The rights have no voting power and unless the rights are redeemed, exchanged or terminated earlier, they will expire on May 26, 2018. The rights are an embedded feature of the Company’s Common Stock and not a free-standing instrument, and therefore, do not require separate accounting treatment.

Stock Options

Stock options to purchase 98,700, 74,700 and 67,920 shares of the Company’s Stock in 2010, 2009 and 2008, respectively, were not included in the computation of dilutive securities because the exercise price was greater than the average stock price for that period, and accordingly their inclusion would have been anti-dilutive.

Note 3	Acquisition, Investment and Discontinued Operations

On April 1, 2010, the Company purchased Cox Instruments, LLC of Scottsdale, Arizona, and its subsidiary Flow Dynamics, Inc. for $7.8 million. Cox Instruments and Flow Dynamics manufacture and market precision high performance flow meters that are used in demanding applications such as aerospace, custody transfer and flow measurement test stands. The Company merged the two entities into a wholly-owned subsidiary named Cox Flow Measurement, Inc. on April 1, 2010, and merged the subsidiary into Badger Meter, Inc. on December 31, 2010. The Company’s purchase price allocation included $0.6 million of cash, plus approximately $0.7 million of accounts receivable, $1.1 million of inventory, $0.3 million of fixed assets, $4.3 million of intangibles, $2.2 million of goodwill and $1.4 million of liabilities.

The acquisition was accounted for under the purchase method, and accordingly, the results of operations were included in the Company’s financial statements from the date of acquisition. The acquisition did not have a material impact on the Company’s consolidated financial statements or the notes thereto.

In September 2010, the Company acquired a license to manufacture and sell a key component of the Company’s line of turbine meters for $8.0 million. This amount is included in Intangible Assets in the accompanying Consolidated Balance Sheets.

In June 2010, the Company invested $1.5 million to purchase a small ownership percentage in an emerging technology company. This amount is included in Other Assets in the accompanying Consolidated Condensed Balance Sheets.

The 2009 results include recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns related to the 2006 shutdown of the Company’s French subsidiaries, which had been reflected as a discontinued operation in 2007 and 2006. These tax benefits ($7.4 million) were recognized as earnings from discontinued operations in 2009 because such tax benefits became more likely than not upon the conclusion of an IRS audit of the Company’s 2006 federal income tax return. On a diluted basis, earnings per share from discontinued operations for 2009 were $0.49. In addition, the Company recognized interest income in continuing operations during 2009 because it recognized an interest expense reversal of $1.2 million that was previously accrued and charged to continuing operations in 2007 and 2008 relating to this uncertain tax position.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Note 4	Short-term Debt and Credit Lines

Short-term debt at December 31, 2010 and 2009 consisted of:

	2010	2009
	(In thousands)

Notes payable to banks	$2,278	$2,574
Commercial paper	10,600	—

Total short-term debt	$12,878	$2,574

Included in notes payable to banks was $2.3 million and $2.5 million outstanding in 2010 and 2009, respectively, under a 4.0 million euro-based revolving loan facility (U.S. dollar equivalent of $5.4 million and $5.7 million at December 31, 2010 and 2009, respectively) that does not expire and which bore interest at 2.37% and 2.01% during 2010 and 2009, respectively. Included in 2009 was also $0.1 million borrowed under a 3.4 million euro-based revolving loan facility (U.S. dollar equivalent of $4.9 million at December 31, 2009) that bore interest at 2.41% and expired in October 2010. The Company has $61.5 million of short-term credit lines with domestic and foreign banks, which includes a $50.0 million line of credit that can also support the issuance of commercial paper.

Note 5	Stock Compensation

Stock Options

The Company has five stock option plans which provide for the issuance of options to key employees and directors of the Company or for which issued options are still outstanding. Each plan authorizes the issuance of options to purchase up to an aggregate of 800,000 shares of the Company’s Common Stock, with vesting periods of up to ten years and maximum option terms of ten years. Stock option compensation expense recognized by the Company for the year ended December 31, 2010 was $454,000 compared to $347,000 in 2009 and $232,000 in 2008. As of December 31, 2010, options to purchase 414,000 shares of the Company’s Common Stock were available for grant under one of these plans.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the transactions of the Company’s stock option plans for the three-year period ended December 31, 2010:

		Weighted-average
	Number of shares	exercise price

Options outstanding —
December 31, 2007	603,870	$9.71
Options granted	21,300	$52.81
Options exercised	(270,800)	$7.73
Options forfeited	(5,440)	$10.02

Options outstanding —
December 31, 2008	348,930	$13.87
Options granted	53,400	$38.69
Options exercised	(135,920)	$8.68
Options forfeited	(2,400)	$27.53

Options outstanding —
December 31, 2009	264,010	$21.44
Options granted	36,000	$38.41
Options exercised	(48,760)	$7.42

Options outstanding —
December 31, 2010	251,250	$26.59

Price range $5.75 — $7.12
(weighted-average contractual life of 1.3 years)	54,430	$6.82
Price range $7.13 — $24.94
(weighted-average contractual life of 3.7 years)	63,920	$16.24
Price range $24.95 — $52.81
(weighted-average contractual life of 7.9 years)	132,900	$39.66

Exercisable options —
December 31, 2008	246,262	$9.14
December 31, 2009	161,862	$12.04
December 31, 2010	144,022	$17.92

The following assumptions were used for valuing options granted in the years ended December 31:

	2010	2009

Per share fair value of options granted during the period	$10.98	$14.05
Risk-free interest rate	2.40%	1.94%
Dividend yield	1.22%	1.14%
Volatility factor	49%	48%
Weighted-average expected life in years	2.4	4.0

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the aggregate intrinsic value related to options exercised, outstanding and exercisable as of and for the years ended December 31:

	2010	2009
	(In thousands)

Exercised	$1,549	$3,235
Outstanding	$4,613	$5,130
Exercisable	$3,861	$4,551

As of December 31, 2010, the unrecognized compensation cost related to stock options is approximately $1.1 million, which will be recognized over a weighted average period of 1.4 years.

Nonvested Stock

Director Stock Grant Plan:  Non-employee directors receive an annual award of $43,000 worth of shares of the Company’s Common Stock under the shareholder-approved 2007 Director Stock Grant Plan. The Company records compensation expense for this plan ratably over the annual service period beginning May 1. Director stock compensation expense recognized by the Company for the year ended December 31, 2010 was $315,000 compared to $290,000 of compensation expense recognized in 2009, and $240,000 recognized in 2008. As of December 31, 2010, the unrecognized compensation cost related to the nonvested director stock award that is expected to be recognized over the remaining four months is estimated to be approximately $100,000.

Restricted Stock:  The Company has two restricted stock plans which provide for the issuance of nonvested shares of the Company’s Common Stock to certain eligible employees. The Company records compensation expense for these plans ratably over the vesting periods. Each plan authorizes the issuance of up to an aggregate of 100,000 shares of Common Stock generally with a three-year cliff vesting period contingent on employment. Nonvested stock compensation expense recognized by the Company for the year ended December 31, 2010 was $596,000 compared to $624,000 in 2009 and $799,000 in 2008. As of December 31, 2010, there were 60,784 shares available for grant under these plans.

The fair value of nonvested shares is determined based on the market price of the shares on the grant date.

		Fair value
	Shares	per share

Nonvested at December 31, 2007	92,966	$25.86
Granted	11,600	$52.81
Vested	(29,600)	$18.33
Forfeited	(1,300)	$31.22

Nonvested at December 31, 2008	73,666	$33.05
Granted	20,100	$38.69
Vested	(45,916)	$31.54
Forfeited	(1,250)	$32.68

Nonvested at December 31, 2009	46,600	$37.09
Granted	18,500	$38.41
Vested	(15,800)	$24.94
Forfeited	(1,400)	$39.28

Nonvested at December 31, 2010	47,900	$41.52

As of December 31, 2010, there was $0.9 million of unrecognized compensation cost related to nonvested restricted stock that is expected to be recognized over a weighted average period of 1.4 years.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Note 6	Commitments and Contingencies

Commitments

The Company leases equipment and facilities under non-cancelable operating leases, some of which contain renewal options. Total future minimum lease payments consisted of the following at December 31, 2010:

Total leases
(In thousands)

2011	$879
2012	732
2013	659
2014	495
2015	326

Total lease obligations	$3,091

Total rental expense charged to operations under all operating leases was $1.5 million, $1.2 million and $1.4 million in 2010, 2009 and 2008, respectively.

The Company makes commitments in the normal course of business. At December 31, 2010, the Company had various contractual obligations, specifically operating leases that totaled $3.1 million, of which $0.9 million is due in 2011 and the remainder due between 2012 and 2015 with no commitments beyond 2015.

Contingencies

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits and is in the process of resolving a claim related to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Regarding the landfill sites, this belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures during 2010, 2009 and 2008 for compliance with environmental control provisions and regulations were not material.

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

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

demonstrated asbestos exposure caused by products manufactured or sold by the Company and that a number of cases have been voluntarily dismissed.

The Company relies on single suppliers for most bronze castings and certain electronic subassemblies in several of its product lines. The Company believes these items would be available from other sources, but that the loss of certain suppliers would result in a higher cost of materials, delivery delays, short-term increases in inventory and higher quality control costs in the short term. The Company attempts to mitigate these risks by working closely with key suppliers, purchasing minimal amounts from alternative suppliers and by purchasing business interruption insurance where appropriate.

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

Amounts included in accumulated other comprehensive loss, net of tax, at December 31, 2010 that have not yet been recognized in net periodic benefit cost are as follows:

		Other
	Pension	postretirement
	plans	benefits
	(In thousands)

Prior service cost	$699	$392
Net actuarial loss	$13,272	$231

Amounts included in accumulated other comprehensive loss, net of tax, at December 31, 2010 expected to be recognized in net periodic benefit cost during the fiscal year ending December 31, 2011 are as follows:

		Other
	Pension	postretirement
	plans	benefits
	(In thousands)

Prior service credit	$121	$99
Net actuarial loss	$1,112	$—

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Qualified Pension Plan

The Company maintains a non-contributory defined benefit pension plan for certain employees. The following table sets forth the components of net periodic pension cost for the years ended December 31, 2010, 2009 and 2008 based on a December 31 measurement date:

	2010	2009	2008
	(In thousands)

Service cost — benefits earned during the year	$1,857	$1,804	$1,972
Interest cost on projected benefit obligations	2,473	2,995	2,746
Expected return on plan assets	(3,689)	(3,387)	(3,456)
Amortization of prior service income (cost)	66	(64)	(147)
Amortization of net loss	1,660	1,047	1,161
Curtailment income	(36)	—	—

Net periodic pension cost	$2,331	$2,395	$2,276

Actuarial assumptions used in the determination of the net periodic pension cost were:

	2010	2009	2008

Discount rate	5.55%	6.90%	6.25%
Expected long-term return on plan assets	8.00%	8.25%	8.25%
Rate of compensation increase	5.0%	5.0%	5.0%

The Company’s discount rate assumptions for its pension plan are based on the average yield of a hypothetical high quality bond portfolio with maturities that approximately match the estimated cash flow needs of the plan. The assumptions for expected long-term rates of return on assets are based on historical experience and estimated future investment returns, taking into consideration anticipated asset allocations, investment strategies and the views of various investment professionals. The use of these assumptions can cause volatility if actual results differ from expected results.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of benefit obligations, plan assets and funded status based on a December 31 measurement date:

	2010	2009
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of plan year	$48,797	$46,461
Service cost	1,857	1,804
Interest cost	2,473	2,995
Actuarial loss	1,071	3,102
Liability reduction due to curtailment	(90)	—
Benefits paid	(3,692)	(5,565)

Projected benefit obligation at measurement date	$50,416	$48,797

Change in plan assets:
Fair value of plan assets at beginning of plan year	$42,691	$30,091
Actual return on plan assets	5,838	8,065
Company contributions	4,700	10,100
Benefits paid	(3,692)	(5,565)

Fair value of plan assets at measurement date	$49,537	$42,691

Funded status of the plan:
Benefit obligation in excess of plan assets	(879)	(6,106)

Accrued pension liability	$(879)	$(6,106)

Actuarial assumptions used in the determination of the benefit obligation of the above data were:

	2010	2009

Discount rate	5.05%	5.55%
Rate of compensation increase	5.0%	5.0%

The fair value of the pension plan assets was $49.5 million at December 31, 2010 and $42.7 million at December 31, 2009. The variation in the fair value of the assets between years was due to the change in the market value of the underlying investments, the Company making $4.7 million in contributions and benefits paid. Estimated future benefit payments expected to be paid in each of the next five years beginning with 2011 are $4.1 million, $4.6 million, $4.3 million, $4.3 million and $4.1 million with an aggregate of $18.6 million for the five years thereafter. As of the most recent actuarial measurement date, the Company does not expect to make a contribution for the 2011 calendar year.

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

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

allocations for plan assets are 50%-70% for equity securities, 20%-50% for fixed income securities, and 0%-15% for cash and alternative investments. Equity securities include U.S. and international equities, while fixed income securities include long-duration and high-yield bond funds.

The fair value of the Company’s pension plan assets by category at December 31, 2010 are as follows:

		Quoted
		prices in active	Significant	Significant
		markets for	observable	unobservable
	Market	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Equity securities(a)	$32,270	$32,270	$—	$—
Fixed income funds(b)	16,580	16,580	—	—
Cash/cash equivalents(c)	687	687	—	—

Total	$49,537	$49,537	$—	$—

(a)	This category includes investments in equity securities of large, small and medium sized companies and equity securities of foreign companies, or 30.0%, 8.9% and 13.1% of total assets, respectively. Of the total equity amount, 15.5% was invested in common stocks in a wide variety of industries, 83.5% was invested in mutual funds and 1.0% was invested in exchange traded funds. The funds are valued using the closing market prices at December 31, 2010.

(b)	This category includes investments in investment-grade fixed-income instruments and corporate bonds. The funds are valued using the closing market prices at December 31, 2010.

(c)	This category comprises the cash held to pay beneficiaries. The fair value of cash equals its book value.

The pension plan has a separately determined accumulated benefit obligation that is the actuarial present value of benefits based on service rendered and current and past compensation levels. This differs from the projected benefit obligation in that it includes no assumption about future compensation levels. The accumulated benefit obligation was $50.4 million at December 31, 2010 and $48.7 million at December 31, 2009.

On January 1, 2011, the Company froze its pension plan for its non-union participants and formed a new feature within the ESSOP plan in which each employee will receive a similar benefit.

Supplemental Non-qualified Unfunded Plans

The Company also maintains supplemental non-qualified unfunded plans for certain officers and other key employees. Expense for these plans was $0.3 million for each of the years ended 2010, 2009 and 2008, and the amount accrued was $1.8 million and $2.1 million as of December 31, 2010 and 2009, respectively. Amounts were determined based on similar assumptions as the Qualified Pension Plan as of the December 31 measurement date for 2010 and 2009.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Other Postretirement Benefits

The Company has certain postretirement plans that provide medical benefits for certain U.S. retirees and eligible dependents. The following table sets forth the components of net periodic postretirement benefit cost for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands)

Service cost, benefits attributed for service of active employees for the period	$139	$124	$141
Interest cost on the accumulated postretirement benefit obligation	337	394	394
Amortization of prior service cost	161	186	179
Recognized net actuarial loss	—	—	19
Special termination benefits cost under ASC 712	—	58	—

Net periodic postretirement benefit cost	$637	$762	$733

The discount rate used to measure the net periodic postretirement benefit cost was 5.65% for 2010, 6.90% for 2009 and 6.35% for 2008. It is the Company’s policy to fund healthcare benefits on a cash basis. Because the plans are unfunded, there are no plan assets. The following table provides a reconciliation of the projected benefit obligation at the Company’s December 31 measurement date.

	2010	2009
	(In thousands)

Benefit obligation at beginning of year	$6,461	$6,160
Service cost	139	124
Interest cost	337	394
Amendments	—	(152)
Special termination benefits	—	58
Actuarial (gain) loss	(91)	177
Plan participants contributions	568	541
Benefits paid	(955)	(841)

Benefit obligation and funded status at end of year	$6,459	$6,461

Amounts recognized in the Consolidated Balance Sheets at December 31:
Accrued compensation and employee benefits	$487	$512
Accrued non-pension postretirement benefits	5,972	5,949

Amounts recognized at December 31	$6,459	$6,461

The discount rate used to measure the accumulated postretirement benefit obligation was 5.20% for 2010 and 5.65% for 2009. The Company’s discount rate assumptions for its postretirement benefit plan are based on the average yield of a hypothetical high quality bond portfolio with maturities that approximately match the estimated cash flow needs of the plan. Because the plan requires the Company to establish fixed Company contribution amounts for retiree healthcare benefits, future healthcare cost trends do not generally impact the Company’s accruals or provisions.

Estimated future benefit payments of postretirement benefits, assuming increased cost sharing, expected to be paid in each of the next five years beginning with 2011 are $0.5 million in each year with an aggregate of $2.5 million for the five years thereafter. These amounts can vary significantly from year to year because the cost sharing estimates can vary from actual expenses as the Company is self-insured.

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Badger Meter Employee Savings and Stock Ownership Plan

In 2010, the Company restructured the outstanding debt of its Employee Savings and Stock Option Plan (the “ESSOP”) by loaning the ESSOP $0.5 million to repay a loan to a third party and loaning the ESSOP an additional $1.0 million to purchase additional shares of the Company’s Common Stock for future 401(k) savings plan matches under a program that will expire on December 31, 2020. Under this program, the Company agreed to pay the principal and interest on the new loan amount of $1.5 million. The receivable from the ESSOP and the related obligation were therefore netted to zero on the Company’s Consolidated Balance Sheets at December 31, 2010. The terms of the loan call for equal payments of principal with the final payment due on December 31, 2020. A similar amount of unearned compensation has been recorded as a reduction of shareholders’ equity.

The Company made principal payments of $49,000, $74,000 and $23,000 in 2010, 2009 and 2008, respectively. The associated commitments released shares of Common Stock (12,309 shares in 2010 for the 2009 obligation, 17,552 shares in 2009 for the 2008 obligation, and 10,750 shares in 2008 for the 2007 obligation) for allocation to participants in the ESSOP. The ESSOP held unreleased shares of 121,880, 109,191 and 126,743 as of December 31, 2010, 2009 and 2008, respectively, with a fair value of $5.4 million, $4.3 million and $3.7 million as of December 31, 2010, 2009 and 2008, respectively. Unreleased shares are not considered outstanding for purposes of computing earnings per share.

The ESSOP includes a voluntary 401(k) savings plan that allows certain employees to defer up to 20% of their income on a pretax basis subject to limits on maximum amounts. The Company matches 25% of each employee’s contribution, with the match percentage applying to a maximum of 7% of the employee’s salary. The match is paid using the Company’s Common Stock released through the ESSOP loan payments. For ESSOP shares purchased prior to 1993, compensation expense is recognized based on the original purchase price of the shares released and dividends on unreleased shares are charged to retained earnings. For shares purchased in or after 1993, expense is based on the market value of the shares on the date released and dividends on unreleased shares are accounted for as additional interest expense. Compensation expense of $0.2 million was recognized for the match for each of 2010, 2009 and 2008.

Note 8	Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

Details of earnings from continuing operations before income taxes and the related provision for income taxes are as follows:

	2010	2009	2008
	(In thousands)

Domestic	$42,213	$41,374	$38,517
Foreign	2,225	959	1,038

Total	$44,438	$42,333	$39,555

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Income tax expense (benefit) is included in the accompanying Consolidated Statements of Operations as follows:

	2010	2009	2008
	(In thousands)

Income tax expense:
Continuing operations	$15,776	$15,553	$14,471
Discontinued operations	—	(7,390)	—

Total	$15,776	$8,163	$14,471

The provision (benefit) for income taxes from continuing operations are as follows:

	2010	2009	2008
	(In thousands)

Current:
Federal	$14,696	$11,990	$13,833
State	2,553	2,332	1,617
Foreign	385	229	510
Deferred:
Federal	(1,485)	1,211	(1,133)
State	(324)	(138)	(257)
Foreign	(49)	(71)	(99)

Total	$15,776	$15,553	$14,471

The provision (benefit) for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate in each year due to the following items:

	2010	2009	2008
	(In thousands)

Provision at statutory rate	$15,553	$14,816	$13,844
State income taxes, net of federal tax benefit	1,449	1,416	872
Foreign income taxes	(430)	(178)	(1,287)
Domestic production activities deduction	(573)	(315)	(435)
Valuation allowance	—	(351)	1,606
Other	(223)	165	(129)

Actual provision	$15,776	$15,553	$14,471

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

The components of deferred income taxes as of December 31 are as follows:

	2010	2009
	(In thousands)

Deferred tax assets:
Reserve for receivables	$146	$91
Reserve for inventories	1,603	1,146
Accrued compensation	848	834
Payables	394	354
Non-pension postretirement benefits	2,471	2,520
Accrued pension benefits	1,424	3,470
Accrued employee benefits	1,393	1,301
Currency translation loss	—	372
Net operating loss and tax credit carryforwards	90	178
Other	—	90

Total deferred tax assets	8,369	10,356

Deferred tax liabilities:
Depreciation	3,505	2,727
Other	84	—

Total deferred tax liabilities	3,589	2,727

Net deferred tax assets	$4,780	$7,629

At December 31, 2010, the Company had foreign net operating loss carryforwards at certain European subsidiaries totaling less than $0.1 million. The Slovakian carryforward has a five-year carryforward period and will begin to expire in 2011. The Czech Republic carryforward has a three-year carryforward period and will expire in 2012.

No provision for federal income taxes was made on the earnings of foreign subsidiaries that are considered permanently invested or that would be offset by foreign tax credits upon distribution. Such undistributed earnings at December 31, 2010 were $10.7 million.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows:

	2010	2009
	(In thousands)

Balance at beginning of year	$1,994	$7,851
Decreases in unrecognized tax benefits as a result of positions taken during the prior period	(69)	42
Increases in unrecognized tax benefits as a result of positions taken during the current period	220	1,533
Favorable resolution of unrecognized tax benefits	—	(7,390)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(20)	(42)

Balance at end of year	$2,125	$1,994

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits during the fiscal year ending December 31, 2011. To the extent these unrecognized tax benefits are

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

ultimately recognized, they will impact the effective tax rate in a future period, possibly as early as the fiscal year ending December 31, 2011.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2006. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest was $0.2 million and $0.1 million at December 31, 2010 and 2009, respectively, and there were no penalties accrued in either year. The total amount of interest expense recognized during 2010 and 2009 in the Company’s Consolidated Statements of Operations was $0.1 million. The total amount of interest expense recognized during 2009 included a reversal of $1.2 million that was previously accrued related to an uncertain tax position that was favorably resolved in 2009, as further discussed in Note 3 “Acquisitions, Investment and Discontinued Operations.”

The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Note 9	Long-Term Debt

Long-term debt at December 31, 2009 consists of the following:

(In thousands)

ESSOP debt (Note 7)	$585
Term loans	4,844

Total debt	5,429
Less: current maturities	(5,429)

Total long-term debt	$—

Interest on the ESSOP debt was charged at either prime rate or at LIBOR plus 1.5%. As of December 31, 2009, the LIBOR-based loan had an interest rate of 1.78%. The terms of the loan allowed variable payments of principal with the final principal and interest payment due April 30, 2010. The interest expense on the ESSOP debt was $21,000 each year for 2009 and 2008, which was net of dividends on unallocated ESSOP shares of $30,000 for each year. In 2010, the Company restructured the outstanding debt of its ESSOP by loaning the ESSOP $0.5 million to repay a loan to a third party and loaning the ESSOP an additional $1.0 million to purchase additional shares of the Company’s Common Stock for future 401(k) savings plan matches under a program that will expire on December 31, 2020. Under this program, the Company agreed to pay the principal and interest on the new loan amount of $1.5 million. The receivable from the ESSOP and the related obligation were therefore netted to zero on the Company’s Consolidated Balance Sheets at December 31, 2010. The terms of the loan call for equal payments of principal with the final payment due on December 31, 2020. A similar amount of unearned compensation has been recorded as a reduction of shareholders’ equity.

In May 2005, the Company obtained an unsecured $10 million, five-year term loan to replace existing short-term debt. The Company made the final payment in 2010.

In July 2008, the Company obtained an unsecured $15 million, two-year loan primarily to purchase the GALAXY technology in the second quarter of 2008. The Company made the final payment in 2010.

Note 10	Industry Segment and Geographic Areas

The Company is a manufacturer and a marketer of products incorporating liquid flow measurement and control technologies, which comprise one reportable segment. The Company manages and evaluates its operations as one

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

segment primarily due to similarities in the nature of the products, production processes, customers and methods of distribution.

Information regarding revenues by geographic area are as follows:

	2010	2009	2008
	(In thousands)

Revenues:
United States	$245,846	$225,647	$246,901
Foreign:
Europe	9,368	7,937	11,546
Mexico	9,924	7,282	9,581
Other	11,496	9,471	11,524

Total	$276,634	$250,337	$279,552

Information regarding assets by geographic area are as follows:

	2010	2009
	(In thousands)

Long-lived assets (all non-current assets except deferred income taxes):
United States	$84,499	$66,986
Foreign:
Europe	11,425	11,737
Mexico	20,945	20,554

Total	$116,869	$99,277

Total assets:
United States	$171,793	$148,173
Foreign:
Europe	20,789	20,384
Mexico	23,282	22,459

Total	$215,864	$191,016

BADGER METER, INC.

Notes to Consolidated Financial Statements — (Continued)

Note 11	Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)

2010
Net sales	$61,799	$74,290	$75,702	$64,843
Gross margin	$23,209	$27,023	$27,954	$24,638
Net earnings	$5,352	$8,029	$9,023	$6,258
Earnings per share:
Basic	$0.36	$0.54	$0.61	$0.42
Diluted	$0.36	$0.53	$0.60	$0.42
Dividends declared	$0.12	$0.12	$0.14	$0.14
Stock price:
High	$42.45	$44.71	$42.59	$45.49
Low	$32.58	$37.15	$36.57	$39.61
Quarter-end close	$38.51	$38.69	$40.48	$44.22

2009
Net sales	$65,324	$67,763	$60,814	$56,436
Gross margin	$26,172	$26,601	$23,725	$20,516
Earnings from continuing operations	$6,973	$7,757	$6,965	$5,085
Earnings from discontinued operations	$—	$—	$7,390	$—
Net earnings	$6,973	$7,757	$14,355	$5,085
Earnings per share:
Basic:
Continuing operations	$0.47	$0.53	$0.47	$0.34
Discontinued operations	$—	$—	$0.50	$—
Total basic	$0.47	$0.53	$0.97	$0.34
Diluted:
Continuing operations	$0.47	$0.52	$0.47	$0.34
Discontinued operations	$—	$—	$0.49	$—
Total diluted	$0.47	$0.52	$0.96	$0.34
Dividends declared	$0.11	$0.11	$0.12	$0.12
Stock price:
High	$33.88	$44.90	$43.52	$41.06
Low	$22.50	$27.96	$34.13	$34.88
Quarter-end close	$28.89	$41.00	$38.69	$39.82

The Company’s Common Stock is listed on the New York Stock Exchange under the symbol BMI. Earnings per share is computed independently for each quarter. As such, the annual per share amount may not equal the sum of the quarterly amounts due to rounding. The Company currently anticipates continuing to pay cash dividends. Shareholders of record as of December 31, 2010 and 2009 totaled 634 and 874, respectively, for Common Stock. Voting trusts and street name shareholders are counted as single shareholders for this purpose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2010. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this 2010 Annual Report on Form 10-K under the heading “Management’s Annual Report on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The attestation report required under this Item 9A is contained in Item 8 of this 2010 Annual
Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to directors is included under the headings “Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2011, and is incorporated herein by reference.

Information concerning the executive officers of the Company is included in Part I, Item 1 of this 2010 Annual Report on Form 10-K under the heading “Business — Employees.”

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

The Company is not including the information contained on its website as part of, or incorporating it by reference into, this 2010 Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is included under the headings “Executive Compensation” and “Corporate Governance Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2011, and is incorporated herein by reference; provided, however, that the information under the subsection “Executive Compensation — Corporate Governance Committee Report” is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to be the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent it is specifically incorporated by reference into such a filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is included under the headings “Stock Ownership of Beneficial Owners Holding More than Five Percent”, “Stock Ownership of Management” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2011, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is included under the headings “Related Person Transactions” and “Nomination and Election of Directors — Independence, Committees, Meetings and Attendance” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2011, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included under the heading “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2011, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1. Financial Statements.  See the financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2010 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Shareholders’ Equity.”

2. Financial Statement Schedules.  Financial statement schedules are omitted because the information required in these schedules is included in the Notes to Consolidated Financial Statements.

3. Exhibits.  See the Exhibit Index included in this 2010 Annual Report on Form 10-K that is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2011.

BADGER METER, INC.

By:	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2011.

Name	Title

/s/ Richard A. Meeusen Richard A. Meeusen	Chairman, President and Chief Executive Officer and Director (Principal executive officer)

/s/ Richard E. Johnson Richard E. Johnson	Senior Vice President — Finance, Chief Financial Officer and Treasurer (Principal financial officer)

/s/ Beverly L. P. Smiley Beverly L. P. Smiley	Vice President — Controller (Principal accounting officer)

/s/ Ronald H. Dix Ronald H. Dix	Director

/s/ Gale E. Klappa Gale E. Klappa	Director

/s/ Thomas J. Fischer Thomas J. Fischer	Director

/s/ Andrew J. Policano Andrew J. Policano	Director

/s/ Steven J. Smith Steven J. Smith	Director

/s/ John J. Stollenwerk John J. Stollenwerk	Director

/s/ Todd J. Teske Todd J. Teske	Director

EXHIBIT INDEX

Exhibit No.		Exhibit Description

(3.0)		Restated Articles of Incorporation (as in effect as of August 8, 2008).
[Incorporated by reference to Exhibit (3.2) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (Commission File No. 001-06706)].
(3.1)		Restated By-Laws (as amended and restated as of February 12, 2010).
[Incorporated by reference to Exhibit (3.1) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2009 (Commission File No. 001-06706)].
(4.0)		Rights Agreement, dated February 15, 2008, between Badger Meter, Inc. and American Stock Transfer & Trust Company.
[Incorporated by reference to Exhibit (4.1) to Badger Meter, Inc.’s Current Report on Form 8-K, dated February 22, 2008 (Commission File No. 001-06706)].
(4.1)		Loan Agreement dated October 30, 2010 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter, Inc.’s Euro note.
[Incorporated by reference from Exhibit (4.2) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 (Commission File No. 001-06706)].
(4.2)		Loan Agreement dated October 30, 2010 between Badger Meter, Inc. and the M&I Marshall & Ilsley Bank relating to Badger Meter, Inc.’s revolving credit loan.
[Incorporated by reference to Exhibit (4.1) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q dated September 30, 2010 (Commission File No. 001-06706)].
(10	.0)*	Badger Meter, Inc. Employee Savings and Stock Ownership Plan.
[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 33-62241)].
(10	.1)*	Badger Meter, Inc. 1993 Stock Option Plan.
[Incorporated by reference from Exhibit (4.3) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 33-65618)].
(10	.2)*	Badger Meter, Inc. 1995 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 33-62239)].
(10	.3)*	Badger Meter, Inc. 1997 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-28617)].
(10	.4)*	Badger Meter, Inc. 1999 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-73228)].
(10	.5)*	Badger Meter, Inc. 2003 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-107850)].
(10	.6)*	Badger Meter, Inc. 2005 Restricted Stock Plan.
[Incorporated by reference to Appendix A to Badger Meter, Inc.’s Proxy statement for the Annual Meeting of Shareholders on April 29, 2005 (Commission No. 001-06706)].
(10	.7)*	Form of Restricted Stock Award Agreement under Badger Meter, Inc. 2005 Restricted Stock Plan. [Incorporated by reference from Badger Meter, Inc.’s Form 8-K dated May 5, 2005 (Commission No. 001-06760)].
(10	.8)*	Badger Meter, Inc. 2008 Restricted Stock Plan.
[Incorporated by reference to Exhibit 4.1 to Badger Meter, Inc.’s Registration Statement on Form S-8 (Registration No. 333-150567)].
(10	.9)*	Form of Restricted Stock Agreement under Badger Meter, Inc. 2008 Restricted Stock Plan. [Incorporated by reference from Badger Meter, Inc.’s Registration Statement on Form S-8 (Registration No. 333-150567)].

Exhibit No.		Exhibit Description

(10	.10)*	2007 Director Stock Grant Plan.
[Incorporated by reference to Exhibit 10.1 to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (Commission File No. 001-06706)].
(10	.11)*	Form of the Key Executive Employment and Severance Agreements between Badger Meter, Inc. and the applicable executive officers.
[Incorporated by reference from Exhibit (10.12) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].
(10	.12)*	Amended and Restated Badger Meter, Inc. Executive Supplemental Plan.
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
(10	.14)*	Amended and Restated Deferred Compensation Plan for Certain Directors.
[Incorporated by reference from Exhibit (10.15) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].
(10	.15)*	Amended and Restated Executive Supplemental Plan II.
[Incorporated by reference from Exhibit (10.16) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].
(21.0)		Subsidiaries of the Registrant.
(23.0)		Consent of Ernst & Young LLP.
(31.1)		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)		Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.0)		Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.0)		Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2011. To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report.

*	A management contract or compensatory plan or arrangement.