Form 10-Q
period 2011-03-31
BADGER METER INC
filed 2011-04-27
CIK 9092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2011
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
     Yes ☐ No ☑
     As of April 13, 2011, there were 15,054,022 shares of Common Stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended March 31, 2011

Special Note Regarding Forward Looking Statements
     Certain statements contained in this Quarterly Report on Form 10-Q, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties that include, among other things:
•	the continued shift in the Company’s business from lower cost, manually read meters toward more expensive, value-added automatic meter reading (AMR) systems, advanced metering infrastructure (AMI) systems and the new advanced metering analytics (AMA) systems that offer a complete solution to customers’ metering needs;
•	the success or failure of newer Company products;
•	changes in competitive pricing and bids in both the domestic and foreign marketplaces, and particularly in continued intense price competition on government bid contracts for lower cost, manually read meters;
•	the actions (or lack thereof) of the Company’s competitors;
•	changes in the Company’s relationships with its alliance partners, primarily its alliance partners that provide AMR/AMI connectivity solutions, and particularly those that sell products that do or may compete with the Company’s products;
•	changes in the general health of the United States and foreign economies, including to some extent such things as the length and severity of global economic downturns, the ability of municipal water utility customers to authorize and finance purchases of the Company’s products, the Company’s ability to obtain financing, housing starts in the United States, and overall industrial activity;
•	the timing and impact of government programs to stimulate national and global economies;
•	changes in the cost and/or availability of needed raw materials and parts, such as volatility in the cost of brass castings as a result of fluctuations in commodity prices, particularly for copper and scrap metal at the supplier level, foreign-sourced electronic components as a result of currency exchange fluctuations and/or lead times, and plastic resin as a result of changes in petroleum and natural gas prices;
•	the Company’s expanded role as a prime contractor for providing complete AMR/AMI/AMA systems to governmental entities, which brings with it added risks, including but not limited to, the Company’s responsibility for subcontractor performance, additional costs and expenses if the Company and its subcontractors fail to meet the timetable agreed to with the governmental entity, and the Company’s expanded warranty and performance obligations;
•	the Company’s ability to successfully integrate acquired businesses or products;
•	changes in foreign economic conditions, particularly currency fluctuations in the United States dollar, the Euro and the Mexican peso;
•	the loss or disruption of certain single-source suppliers; and
•	changes in laws and regulations, particularly laws dealing with the use of lead (which can be used in the manufacture of certain meters incorporating brass housings) and the United States Federal Communications Commission rules affecting the use and/or licensing of radio frequencies necessary for AMR/AMI/AMA products.
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

Part I — Financial Information
Item 1 Financial Statements
BADGER METER, INC.
Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash	$2,317	$3,089
Receivables	37,864	40,429
Inventories:
Finished goods	10,807	9,800
Work in process	17,655	15,284
Raw materials	24,039	23,232

Total inventories	52,501	48,316
Prepaid expenses and other current assets	4,070	2,381
Deferred income taxes	3,400	3,122

Total current assets	100,152	97,337

Property, plant and equipment, at cost	146,257	143,954
Less accumulated depreciation	(78,321)	(77,866)

Net property, plant and equipment	67,936	66,088

Intangible assets, at cost less accumulated amortization	35,369	34,170
Other assets	6,682	7,449
Deferred income taxes	978	1,658
Goodwill	9,162	9,162

Total assets	$220,279	$215,864

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$14,014	$12,878
Payables	11,409	11,159
Accrued compensation and employee benefits	6,668	7,143
Warranty and after-sale costs	911	889
Income and other taxes	1,858	610

Total current liabilities	34,860	32,679

Other long-term liabilities	2,463	2,472
Accrued non-pension postretirement benefits	6,059	5,972
Other accrued employee benefits	5,998	6,358
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	21,264	21,259
Capital in excess of par value	37,939	37,582
Reinvested earnings	157,260	156,101
Accumulated other comprehensive loss	(12,198)	(13,137)
Less:Employee benefit stock	(1,485)	(1,536)
Treasury stock, at cost	(31,881)	(31,886)

Total shareholders’ equity	170,899	168,383

Total liabilities and shareholders’ equity	$220,279	$215,864

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Operations

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands except share and per
	share amounts)
	2011	2010
Net sales	$57,359	$61,799

Cost of sales	36,922	38,590

Gross margin	20,437	23,209

Selling, engineering and administration	15,199	14,463

Operating earnings	5,238	8,746

Interest expense	112	100

Earnings before income taxes	5,126	8,646

Provision for income taxes	1,866	3,294

Net earnings	$3,260	$5,352

Per share amounts:

Earnings per share:
Basic	$0.22	$0.36
Diluted	$0.22	$0.36

Dividends declared — Common stock	$0.14	$0.12

Shares used in computation of earnings per share:
Basic	14,938,758	14,892,254
Impact of dilutive securities	119,474	110,556

Diluted	15,058,232	15,002,810

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Cash Flows

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands)
	2011	2010
Operating activities:
Net earnings	$3,260	$5,352
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	1,928	1,773
Amortization	556	355
Noncurrent employee benefits	942	805
Stock-based compensation expense	281	297
Changes in:
Receivables	2,904	(5,841)
Inventories	(3,663)	(2,362)
Prepaid expenses and other current assets	(1,616)	(964)
Liabilities other than debt	653	5,805

Total adjustments	1,985	(132)

Net cash provided by operations	5,245	5,220

Investing activities:
Property, plant and equipment expenditures	(1,616)	(1,735)
Acquisitions, net of cash acquired	(3,954)	—
Other — net	(51)	346

Net cash used for investing activities	(5,621)	(1,389)

Financing activities:
Net increase (decrease) in short-term debt	858	(143)
Repayments of long-term debt	—	(2,547)
Dividends paid	(2,101)	(1,791)
Proceeds from exercise of stock options	78	93
Tax benefit on stock options	61	153
Issuance of treasury stock	26	33

Net cash used for financing activities	(1,078)	(4,202)

Effect of foreign exchange rates on cash	682	32

Decrease in cash	(772)	(339)
Cash — beginning of period	3,089	13,329

Cash — end of period	$2,317	$12,990

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
Note 1 Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at March 31, 2011, results of operations for the three-month periods ended March 31, 2011 and 2010, and cash flows for the three-month periods ended March 31, 2011 and 2010. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Note 2 Additional Balance Sheet Information
     The consolidated condensed balance sheet at December 31, 2010 was derived from amounts included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Refer to the footnotes to the financial statements included in that report for a description of the Company’s accounting policies and for additional details of the Company’s financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.
     Warranty and After-Sale Costs
     The Company estimates and records provisions for warranties and other after-sale costs in the period in which the sale is recorded, based on a lag factor and historical warranty claim experience. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or problems caused by water quality issues. Changes in the Company’s warranty and after-sale costs reserve for the three-month periods ended March 31, 2011 and 2010 were as follows:

	Balance at	Net additions	Costs	Balance
	beginning	charged to	incurred and	at
(In thousands)	of year	earnings	adjustments	March 31

2011	$889	$204	$(182)	$911
2010	$907	$198	$(136)	$969
Note 3 Employee Benefit Plans
     Prior to 2011, the Company maintained a non-contributory defined benefit pension plan that covered substantially all U.S. employees. As of January 1, 2011, the Company froze its pension plan for its non-union participants and formed a new feature within the Badger Meter Employee Savings and Stock Ownership Plan (“ESSOP”) in which each employee receives a similar benefit. No new benefits will accrue in the pension plan for the non-union participants, although they will continue to accrue interest on prior balances. The Company also maintains a non-contributory postretirement plan that provides medical benefits for certain U.S. retirees and eligible dependents.

     The following table sets forth the components of net periodic benefit cost for the three months ended March 31, 2011 and 2010 based on December 31, 2010 and 2009 actuarial measurement dates, respectively:

	Defined		Other
	pension		postretirement
	plan benefits		benefits
(In thousands)	2011	2010	2011	2010
Service cost — benefits earned during the year	$143	$501	$37	$37
Interest cost on projected benefit obligations	627	647	81	88
Expected return on plan assets	(944)	(911)	—	—
Amortization of prior service cost	49	—	40	40
Amortization of net loss	449	366	—	—

Net periodic benefit cost	$324	$603	$158	$165

     The Company previously disclosed in its financial statements for the year ended December 31, 2010 that it did not expect to make a contribution to its pension plan for the 2011 calendar year. The Company continues to believe that no additional contribution will be required for 2011.
     The Company disclosed in its financial statements for the year ended December 31, 2010 that it estimated it would pay $0.5 million in other postretirement benefits in 2011 based on actuarial estimates. As of March 31, 2011, $30,000 of such benefits were paid. The Company believes that its estimated payments for the full year may be somewhat less than the prior full-year estimate. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2011 will not impact the expense for postretirement benefits for 2011.
Note 4 Comprehensive Income (Loss)
     Comprehensive income for the three-month periods ended March 31, 2011 and 2010 was $4.2 million and $5.3 million, respectively.
     Components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
(In thousands)	2011	2010

Cumulative foreign currency translation adjustment	$2,030	$1,457
Unrecognized pension and postretirement benefit plan liabilities net of tax	(14,228)	(14,594)

Accumulated other comprehensive loss	$(12,198)	$(13,137)

Note 5 Acquisition
          On January 26, 2011, the Company purchased Remag AG (Remag) of Berne, Switzerland for $4.9 million. Remag distributes a line of precision flow measurement products, some of which they manufacture, for the global industrial market. Their small turbine meters complement and expand the Company’s existing line of specialty application products. The Company’s preliminary purchase price allocation at March 31, 2011 included $0.9 million of cash, plus approximately $0.4 million of receivables, $0.4 million of inventory, $0.3 million of other assets, $1.9 million of property, plant and equipment, $1.7 million of intangibles, and $0.7 million of liabilities.
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

     The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits and is in the process of resolving a claim related to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Regarding the landfill sites, this belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2010 and the first quarter of 2011 were not material.
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
     The Company relies on single suppliers for certain castings and components in several of its product lines. Although alternate sources of supply exist for these items, a loss or disruption of certain suppliers could temporarily disrupt the Company’s operations in the short term. The Company attempts to mitigate this risk by working closely with key suppliers, purchasing minimal amounts from alternative suppliers and by purchasing business interruption insurance where appropriate.
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
     The Company’s net sales and corresponding net earnings depend on unit volume and product mix, with the Company generally earning higher margins on meters equipped with AMR, AMI or AMA technology. In addition to selling its proprietary AMR/AMI/AMA products, including the ORION® AMR technology and the GALAXY® AMI system, the Company also remarkets the Itron® AMR product under a license and distribution agreement with Itron. The Company’s proprietary AMR/AMI/AMA products generally result in higher margins than the remarketed, non-proprietary technology products. The Company also sells registers and radios separately to customers who wish to upgrade their existing meters in the field.
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
     Water meter replacement, along with the adoption and deployment of new technology, comprise the majority of water meter product sales, including AMR/AMI products. To a much lesser extent, housing starts also contribute to the new product sales base. Over the last decade, there has been a growing trend in the conversion from manually read water meters to AMR/AMI technology. This conversion rate is accelerating and contributes to an increased water meter and AMR/AMI base of business. The Company estimates that less than 30 percent of water meters installed in the United States have been converted to AMR or AMI technology. The Company’s strategy is to fulfill customers’ metering expectations and requirements with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.

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
Business Trends
     Increasingly, the electric utility industry relies on AMI technology for two-way communication to monitor and control electrical devices at the customer’s site. Although the Company does not sell products for electric market applications, the trend toward AMI affects the markets in which the Company does participate, particularly for those customers in the water utility market that are interested in more frequent and diverse data. Specifically, AMI enables water utilities to capture interval readings from each meter at specific intervals.
     In early 2011, the Company introduced what it believes will be the next generation of metering technology, advanced metering analytics (AMA), that incorporates both drive-by and fixed network reading capabilities, along with a host of automated utility management tools to facilitate the ability of water utilities to increase their productivity and revenue. AMA is comprised of Readcenter® Analytics software coupled with the new ORION SE® two-way fixed network technology, which is complemented by a family of highly accurate and reliable meters. By using AMA, utilities will be able to proactively manage their day-to-day operations through powerful analytics-based software and two-way fixed network meter reading.
     The Company sells its technology solutions to meet customer requirements. Since the technology products have comparable margins, any change in the mix between AMR, AMI or AMA is not expected to have a significant impact on the Company’s net sales related to meter reading technology.
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
Acquisition
     On January 26, 2011, the Company purchased Remag of Berne, Switzerland for $4.9 million. Remag distributes a line of precision flow measurement products, some of which they manufacture, for the global industrial market. Their small turbine meters complement and expand the Company’s existing line of specialty application products. The Company’s preliminary purchase price allocation at March 31, 2011 included $0.9 million of cash, plus approximately $0.4 million of receivables, $0.4 million of inventory, $0.3 million of other assets, $1.9 million of property, plant and equipment, $1.7 million of intangibles, and $0.7 million of liabilities.
     The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition. The acquisition did not have a material impact on the Company’s consolidated financial statements or the notes thereto.
Revenue and Product Mix
     Prior to the Company’s introduction of its own proprietary AMR products (ORION), Itron water utility-related products were a dominant AMR contributor to the Company’s results. Itron products are sold under an agreement between the Company and Itron, Inc. that has been renewed multiple times and is in effect until early 2016. The Company’s ORION products directly compete with Itron water AMR products. In recent years, many of the Company’s customers have selected ORION products over Itron products. While ORION sales were 2.7 times greater than those of the Itron licensed products for the first three months of 2011 and 2.2 times greater for all of 2010, the Company expects that the Itron products will remain a significant component of sales to utilities. Continuing sales in both product lines underscores the continued acceptance of AMR technology by water utilities and affirms the Company’s strategy of selling Itron products in addition to its own proprietary products.

     As the industry continues to evolve, the Company has been vigilant in anticipating and exceeding customer expectations. In early 2011, the Company introduced AMA as a hardware and software solution for water and gas utilities, which it believes will help maintain the Company’s position as a market leader. The Company continues to seek opportunities for additional revenue enhancement. For instance, the Company is periodically asked to oversee and perform field installation of its products for certain customers. The Company assumes the role of general contractor, hiring installation subcontractors and supervising their work. The Company also supports its product and technology sales with the sale of extended service programs that provide additional services beyond the standard warranty. In recent years, the Company has also sold ORION radio technology to natural gas utilities for installation on their gas meters. The revenues from such products and services are not yet significant and the Company is uncertain of the potential growth achievable for such products and services in future periods.
Results of Operations — Three Months Ended March 31, 2011
     The Company’s net sales for the three months ended March 31, 2011 decreased $4.4 million, or 7.2%, to $57.4 million compared to $61.8 million during the same period in 2010. The decline was due to lower sales of water application products, offset somewhat by higher sales of specialty application products. Also included in the first quarter of 2011 results were approximately $1.8 million of sales related to Cox Flow Measurement (Cox), which was acquired in April 2010, and $0.5 million of sales related to Remag that were not included in the prior year amounts.
     Water application products represented 73.3% of sales for the three months ended March 31, 2011 compared to 85.6% in the same period in 2010. These sales declined nearly $10.9 million for the three months ended March 31, 2011, or 20.6%, to $42.0 million from $52.9 million during the same period in 2010. The decline was due primarily to lower volumes of the Company’s AMR/AMI related products, as well as lower sales of commercial meters and lower revenues from installation services. Sales of the Company’s ORION AMR technology products decreased 31.7% while sales of the Itron related products declined 15.0%. In the most recent period, ORION related products outsold Itron related products by a ratio of 2.7 to 1. The Company believes the volume decline was a combination of factors including concerns over municipal spending which delayed ordering decisions, poor weather in the Midwest and Northeast which affected budgets and installation rates, slower housing starts and the Company’s introduction in early 2011 of the next generation of the ORION product that caused water utilities to wait for its release in the second quarter of 2011. Offsetting the decline in sales was an 18.3% increase in sales of manually read meters due to higher volumes.
     Specialty application products represented 26.7% of sales for the three months ended March 31, 2011 compared with 14.4% for the same period in 2010. These sales increased $6.5 million in the first quarter of 2011, or 73.0%, to $15.4 million from $8.9 million during the same period in 2010. The increase in sales included $2.3 million for Cox and Remag. The remainder of the increase was due to increased sales of radio technology to natural gas customers for connection to their gas meters and higher sales of automotive fluid meters and valves, both domestically and internationally.
     Gross margins were impacted by the net overall sales decline during the first quarter of 2011. The gross margin as a percentage of sales was 35.6% in the first quarter of 2011 compared to 37.6% in the first quarter of 2010. The percentage decline was impacted by the increased costs of materials, particularly for castings, whose costs fluctuate with the metals market. Higher selling prices and continuing efforts to reduce manufacturing costs offset some of the higher materials cost impact.
     Selling, engineering and administrative expenses increased $0.7 million, or 5.1%, over the same period in 2010. The majority of the increase was attributable to Cox and Remag, which were not included in the results for the first quarter of 2010.
     As a result of the overall lower sales and higher costs, operating earnings declined $3.5 million, or 40.1%, to $5.2 million compared to $8.7 million in 2010.
     The provision for income taxes as a percentage of earnings before income taxes for the first quarter of 2011 was 36.4% compared to 38.1% in the first quarter of 2010 and represents the Company’s current estimate of the anticipated overall rate for 2011.

     As a result of the above mentioned items, net earnings for the three months ended March 31, 2011 were $3.3 million, or $0.22 per diluted share, compared to $5.4 million, or $0.36 per diluted share, in 2010.
Liquidity and Capital Resources
     The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $5.2 million for the first three months of 2011 and the same period in 2010. The net favorable changes within the components of working capital for the first quarter of 2011 were offset by the decrease in net earnings.
     The receivable balance decreased from $40.4 million at December 31, 2010 to $37.9 million at March 31, 2011 due principally to lower sales. The Company believes its net receivables balance is fully collectible.
     Inventories at March 31, 2011 increased $4.2 million to $52.5 million from $48.3 million at December 31, 2010. The increase was due to higher material costs, particularly castings of which copper is a main component, increased lead times for electronics and lower than anticipated sales in the first quarter of 2011.
     Prepaid expenses and other current assets at March 31, 2011 increased to $4.1 million from $2.4 million at December 31, 2010 due primarily to the payment of certain calendar year insurance premiums that are expensed ratably over the policy terms.
     Net property, plant and equipment at March 31, 2011 increased to $67.9 million from $66.1 million at December 31, 2010 due to the purchase of Remag and normal capital expenditures, partially offset by depreciation expense.
     The increase in intangibles to $35.4 million at March 31, 2011 from $34.2 million at December 31, 2010 is due to the Remag acquisition, offset slightly by normal amortization.
     Short-term debt increased from $12.9 million at December 31, 2010 to $14.0 million at March 31, 2011. The increase was caused by the need to finance higher inventory levels and the acquisition of Remag.
     Accrued income and other taxes increased to $1.9 million at March 31, 2011 from $0.6 million at December 31, 2010 due to current year accruals for taxes and the timing of income tax payments.
     Other accrued employee benefits decreased to $6.0 million at March 31, 2011 from $6.4 million at December 31, 2010 due to the net effect of current year accruals and payments.
     The Company believes its financial condition remains strong and its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $48.2 million of available short-term credit lines at March 31, 2011.
Other Matters
     In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.
     The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits and is in the process of resolving a claim related to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Regarding the landfill sites, this belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2010 and the first quarter of 2011 were not material.

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
     See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of risks and uncertainties that could impact the Company’s financial performance and results of operations.
Off-Balance Sheet Arrangements and Contractual Obligations
     The Company’s off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and have not materially changed since that report was filed.
Item 3 Quantitative and Qualitative Disclosures about Market Risk
     The Company’s quantitative and qualitative disclosures about market risk are included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and have not materially changed since that report was filed.
Item 4 Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2011. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BADGER METER, INC.
Dated: April 27, 2011	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President — Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President — Controller

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended March 31, 2011
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