Form 10-Q
period 2011-06-30
BADGER METER INC
filed 2011-08-03
CIK 9092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011
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
Yes ☐           No ☑
          As of July 13, 2011, there were 15,112,493 shares of Common Stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended June 30, 2011
Index

Page No.
Part I. Financial Information:

Item 1 Financial Statements:

Consolidated Condensed Balance Sheets — June 30, 2011 and December 31, 2010	4

Consolidated Condensed Statements of Operations — Three and Six Months Ended June 30, 2011 and 2010	5

Consolidated Condensed Statements of Cash Flows — Six Months Ended June 30, 2011 and 2010	6

Notes to Unaudited Consolidated Condensed Financial Statements	7

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3 Quantitative and Qualitative Disclosures about Market Risk	15

Item 4 Controls and Procedures	15

Part II. Other Information:

Item 6 Exhibits	16

Signatures	17

Exhibit Index	18
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

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

Part I — Financial Information
Item 1 Financial Statements
BADGER METER, INC.
Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash	$4,273	$3,089
Receivables	45,611	40,429
Inventories:
Finished goods	11,984	9,800
Work in process	11,527	15,284
Raw materials	23,723	23,232

Total inventories	47,234	48,316
Prepaid expenses and other current assets	3,744	2,381
Deferred income taxes	3,410	3,122

Total current assets	104,272	97,337

Property, plant and equipment, at cost	142,837	143,954
Less accumulated depreciation	(75,827)	(77,866)

Net property, plant and equipment	67,010	66,088

Intangible assets, at cost less accumulated amortization	34,912	34,170
Other assets	6,814	7,449
Deferred income taxes	935	1,658
Goodwill	9,162	9,162

Total assets	$223,105	$215,864

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$6,115	$12,878
Payables	13,616	11,159
Accrued compensation and employee benefits	6,468	7,143
Warranty and after-sale costs	932	889
Income and other taxes	3,632	610

Total current liabilities	30,763	32,679

Other long-term liabilities	2,442	2,472
Accrued non-pension postretirement benefits	6,138	5,972
Other accrued employee benefits	5,512	6,358
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	21,286	21,259
Capital in excess of par value	38,514	37,582
Reinvested earnings	163,005	156,101
Accumulated other comprehensive loss	(11,380)	(13,137)
Less:Employee benefit stock	(1,485)	(1,536)
Treasury stock, at cost	(31,690)	(31,886)

Total shareholders’ equity	178,250	168,383

Total liabilities and shareholders’ equity	$223,105	$215,864

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per
	share amounts)
	2011	2010	2011	2010
Net sales	$75,148	$74,290	$132,507	$136,089

Cost of sales	47,928	47,267	84,850	85,857

Gross margin	27,220	27,023	47,657	50,232

Selling, engineering and administration	14,943	14,041	30,142	28,504

Operating earnings	12,277	12,982	17,515	21,728

Interest expense	96	80	208	180

Earnings before income taxes	12,181	12,902	17,307	21,548

Provision for income taxes	4,347	4,873	6,213	8,167

Net earnings	$7,834	$8,029	$11,094	$13,381

Per share amounts:

Earnings per share:
Basic	$0.52	$0.54	$0.74	$0.90
Diluted	$0.52	$0.53	$0.74	$0.89

Dividends declared — Common stock	$0.14	$0.12	$0.28	$0.24

Shares used in computation of earnings per share:
Basic	14,962,314	14,924,203	14,943,502	14,916,269
Impact of dilutive securities	90,478	97,232	91,955	103,894

Diluted	15,052,792	15,021,435	15,035,457	15,020,163

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Cash Flows

	Six Months Ended
	June 30,
	(Unaudited)
	(In thousands)
	2011	2010
Operating activities:
Net earnings	$11,094	$13,381
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	3,793	3,357
Amortization	1,172	763
Gain on legal settlement	0	(740)
Deferred income taxes	(15)	(2)
Noncurrent employee benefits	1,812	1,574
Stock-based compensation expense	542	569
Changes in:
Receivables	(4,739)	(14,416)
Inventories	1,693	(5,008)
Prepaid expenses and other current assets	(1,289)	(907)
Liabilities other than debt	3,895	11,933

Total adjustments	6,864	(2,877)

Net cash provided by operations	17,958	10,504

Investing activities:
Property, plant and equipment expenditures	(2,366)	(4,155)
Acquisitions, net of cash acquired	(3,954)	(7,280)
Investment in start-up technology company	0	(1,500)
Other — net	(143)	31

Net cash used for investing activities	(6,463)	(12,904)

Financing activities:
Net increase (decrease) in short-term debt	(7,181)	(143)
Repayments of long-term debt	0	(4,893)
Dividends paid	(4,207)	(3,587)
Proceeds from exercise of stock options	234	156
Tax benefit on stock options	141	135
Issuance of treasury stock	417	72

Net cash used for financing activities	(10,596)	(8,260)

Effect of foreign exchange rates on cash	285	(82)

Increase (decrease) in cash	1,184	(10,742)
Cash — beginning of period	3,089	13,329

Cash — end of period	$4,273	$2,587

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
Note 1 Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at June 30, 2011, results of operations for the three- and six-month periods ended June 30, 2011 and 2010, and cash flows for the six-month periods ended June 30, 2011 and 2010. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Certain reclassifications have been made to the 2010 consolidated condensed statements of cash flows to conform to the 2011 presentation.
Note 2 Additional Financial Information Disclosure
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
     Warranty and After-Sale Costs
     The Company estimates and records provisions for warranties and other after-sale costs in the period in which the sale is recorded, based on a lag factor and historical warranty claim experience. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or problems caused by water quality issues. The following table presents changes in the Company’s warranty and after-sale costs reserve for the three- and six-month periods ended June 30, 2011 and 2010.

	Three months		Six months
	ended		ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Balance at beginning of period	$911	$969	$889	$907
Net additions charged to earnings	272	231	476	429
Costs incurred and adjustments	(251)	(56)	(433)	(192)

Balance at end of period	$932	$1,144	$932	$1,144

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

     The following table sets forth the components of net periodic benefit cost for the three months ended June 30, 2011 and 2010 based on December 31, 2010 and 2009 actuarial measurement dates, respectively:

		Defined		Other
		pension		postretirement
		plan benefits		benefits

(In thousands)	2011	2010	2011	2010

Service cost — benefits earned during the year	$143	$447	$37	$34
Interest cost on projected benefit obligations	627	713	81	86
Expected return on plan assets	(945)	(1,003)	0	0
Amortization of prior service cost	49	0	40	42
Amortization of net loss	449	423	0	0

Net periodic benefit cost	$323	$580	$158	$162

     The following table sets forth the components of net periodic benefit cost for the six months ended June 30, 2011 and 2010 based on December 31, 2010 and 2009 actuarial measurement dates, respectively:

		Defined		Other
		pension		postretirement
		plan benefits		benefits

(In thousands)	2011	2010	2011	2010

Service cost — benefits earned during the year	$286	$946	$74	$72
Interest cost on projected benefit obligations	1,254	1,359	162	173
Expected return on plan assets	(1,889)	(1,903)	0	0
Amortization of prior service cost	98	0	80	82
Amortization of net loss	898	780	0	0

Net periodic benefit cost	$647	$1,182	$316	$327

     The Company previously disclosed in its financial statements for the year ended December 31, 2010 that it did not expect to make a contribution to its pension plan for the 2011 calendar year. The Company has determined that no additional contribution will be required for 2011, although it may consider voluntary payments to the plan.
     The Company disclosed in its financial statements for the year ended December 31, 2010 that it estimated it would pay $0.5 million in other postretirement benefits in 2011 based on actuarial estimates. As of June 30, 2011, $69,000 of such benefits were paid. The Company believes that its estimated payments for the full year may be somewhat less than the prior full-year estimate. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2011 will not impact the expense for postretirement benefits for 2011.
Note 4 Comprehensive Income (Loss)
     Comprehensive income for the three-month periods ended June 30, 2011 and 2010 was $8.7 million and $7.7 million, respectively. Comprehensive income for the six-month periods ended June 30, 2011 and 2010 was $12.9 million each.
     Components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
(In thousands)	2011	2010
| |
Cumulative foreign currency translation adjustment	$2,503	$1,457
Unrecognized pension and postretirement benefit plan liabilities net of tax	(13,883)	(14,594)

Accumulated other comprehensive loss	$(11,380)	$(13,137)

Note 5 Acquisition
     On January 26, 2011, the Company purchased Remag of Berne, Switzerland for $4.9 million. Remag distributes a line of precision flow measurement products, some of which they manufacture, for the global industrial market. Their small turbine meters complement and expand the Company’s existing line of specialty application products. The Company’s preliminary allocation of the purchase price as of June 30, 2011 includes $0.9 million of cash, plus approximately $0.4 million of receivables, $0.4 million of inventory, $0.3 million of other assets, $2.0 million of property, plant and equipment, $1.6 million of intangibles, and other assets and liabilities.
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
     The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits and is in the process of resolving a claim related to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Regarding the landfill sites, this belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2010 and the first half of 2011 were not material.
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
Business Trends
     Increasingly, the electric utility industry relies on AMI technology for two-way communication to monitor and control electrical devices at the customer’s site. Although the Company does not sell products for electric market applications, the trend toward AMI affects the markets in which the Company does participate, particularly for those customers in the water utility market that are interested in more frequent and diverse data. Specifically, AMI enables water utilities to capture readings from each meter at specific intervals.
     In early 2011, the Company introduced what it believes will be the next generation of metering technology, AMA, that incorporates both drive-by and fixed network reading capabilities, along with a host of automated utility management tools to facilitate the ability of water utilities to increase their productivity and revenue. AMA is comprised of Readcenter® Analytics software coupled with the new ORION SE® two-way fixed network technology, which is complemented by a family of highly accurate and reliable meters. By using AMA, utilities will be able to proactively manage their day-to-day operations through powerful analytics-based software and two-way fixed network meter reading. A limited rollout of the Company’s AMA products was done in the first half of 2011 and the Company expects to have these products fully available in the third quarter of 2011.
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

Acquisition
     On January 26, 2011, the Company purchased Remag of Berne, Switzerland for $4.9 million. Remag distributes a line of precision flow measurement products, some of which they manufacture, for the global industrial market. Their small turbine meters complement and expand the Company’s existing line of specialty application products. The Company’s preliminary allocation of the purchase price as of June 30, 2011 includes $0.9 million of cash, plus approximately $0.4 million of receivables, $0.4 million of inventory, $0.3 million of other assets, $2.0 million of property, plant and equipment, $1.6 million of intangibles, and other assets and liabilities.
     The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition. The acquisition did not have a material impact on the Company’s consolidated financial statements or the notes thereto.
Revenue and Product Mix
     Prior to the Company’s introduction of its own proprietary AMR products (ORION), Itron water utility-related products were a dominant AMR contributor to the Company’s results. Itron products are sold under an agreement between the Company and Itron, Inc. that has been renewed multiple times and is in effect until early 2016. The Company’s ORION products directly compete with Itron water AMR products. In recent years, many of the Company’s customers have selected ORION products over Itron products. While ORION sales were 2.5 times greater than those of the Itron licensed products for the first half of 2011 and 2.2 times greater for all of 2010, the Company expects that the Itron products will remain a significant component of sales to utilities. Continuing sales in both product lines underscores the continued acceptance of AMR technology by water utilities and affirms the Company’s strategy of selling Itron products in addition to its own proprietary products.
     As the industry continues to evolve, the Company has been vigilant in anticipating and exceeding customer expectations. In early 2011, the Company introduced AMA as a hardware and software solution for water and gas utilities, which it believes will help maintain the Company’s position as a market leader. The Company continues to seek opportunities for additional revenue enhancement. For instance, the Company is periodically asked to oversee and perform field installation of its products for certain customers. The Company assumes the role of general contractor, hiring installation subcontractors and supervising their work. The Company also supports its product and technology sales with the sale of extended service programs that provide additional services beyond the standard warranty. In recent years, the Company has sold ORION radio technology to natural gas utilities for installation on their gas meters. The revenues from such products and services are not yet significant and the Company is uncertain of the potential growth achievable for such products and services in future periods.
Results of Operations — Three Months Ended June 30, 2011
     The Company’s net sales for the three months ended June 30, 2011 increased $0.8 million, or 1.2%, to $75.1 million compared to $74.3 million during the same period in 2010. The increase was due to higher sales of specialty application products, offset in part by lower sales of water application products. Also included in the second quarter of 2011 results were approximately $1.0 million of sales related to Remag that were not included in the prior year amounts.
     Water application products represented 78.0% of sales for the three months ended June 30, 2011 compared to 87.2% in the same period in 2010. These sales declined nearly $6.1 million for the three months ended June 30, 2011, or 9.4%, to $58.7 million from $64.8 million during the same period in 2010. The decline was due primarily to lower volumes of the Company’s AMR/AMI related products, as well as lower sales of commercial meters. Sales of the Company’s ORION AMR technology products decreased 21.3%, while sales of the Itron related products declined 15.3%. In the most recent period, ORION related products outsold Itron related products by a ratio of 2.4 to 1. Commercial meter sales declined 26.3% in this period over the same period in 2010. The Company believes the volume declines were due to a continuation of certain factors, including concerns over municipal spending that delayed ordering decisions, slower housing starts and the Company’s introduction in early 2011 of the next generation of the ORION product that caused water utilities to take time to evaluate this new technology.
     Specialty application products represented 22.0% of sales for the three months ended June 30, 2011 compared to 12.8% for the same period in 2010. These sales increased $6.9 million in the second quarter of 2011, or 72.6%, to $16.4 million from $9.5 million during the same period in 2010. The increase in sales included $1.0 million for Remag. The remainder of the increase was due primarily to increased sales of radio technology to natural gas customers for connection to their gas meters and higher sales of valves, both domestically and internationally.

     Gross margins were impacted by the net overall sales increase during the second quarter of 2011. The gross margin as a percentage of sales was 36.2% in the second quarter of 2011 compared to 36.4% in the second quarter of 2010. While the percentages were similar, different factors impacted the respective periods. Increased costs of materials, particularly for castings whose costs fluctuate with the metals market, negatively affected margins, although higher selling prices and continuing efforts to reduce manufacturing costs offset some of the higher material costs. In addition, the increase in specialty products sales had a positive impact on margins in the second quarter of 2011.
     Selling, engineering and administration expenses increased $0.9 million, or 6.4%, over the same period in 2010. The increase was attributable to Remag, which was not included in the results for the second quarter of 2010, higher amortization of various intangibles and software and higher costs associated with technical support for the Company’s products. These increases were somewhat offset by lower employee incentives. In addition, the second quarter of 2010 included a one-time credit of $0.7 million for the fair value of land received in settlement of claims against a building contractor.
     Operating earnings declined $0.7 million, or 5.4%, to $12.3 million compared to $13.0 million in 2010, because the increase in selling, engineering and administration expenses was larger than the increase in gross margins.
     The provision for income taxes as a percentage of earnings before income taxes for the second quarter of 2011 was 35.7% compared to 37.8% in the second quarter of 2010. The decline was due primarily to lower estimates for state income taxes.
     As a result of the above mentioned items, net earnings for the three months ended June 30, 2011 were $7.8 million, or $0.52 per diluted share, compared to $8.0 million, or $0.53 per diluted share, for the same period in 2010.
Results of Operations — Six Months Ended June 30, 2011
     The Company’s net sales for the six months ended June 30, 2011 decreased $3.6 million, or 2.6%, to $132.5 million from $136.1 million in the same period in 2010. The net decrease was due to higher sales of specialty application products and higher product prices, offset by lower sales of water application products.
     Water application products represented 76.0% of sales for the six months ended June 30, 2011 compared to 86.5% for the same period in 2011. These sales decreased $17.0 million, or 14.4%, to $100.7 million compared to $117.7 million in the same period in 2010. The decrease was due to lower volumes of meters sold with AMR/AMI technology and lower volumes of commercial meters, offset somewhat by higher product prices. Sales of the Company’s ORION AMR technology products decreased 25.9% in the first half of 2011 from the same period in 2010, while sales of the Itron related products decreased 15.2%. In the first six months of 2011, Orion related products outsold Itron related products by a ratio of 2.5 to 1. Commercial sales decreased 26.3% in the first half of 2011 over the first half of 2010. The Company believes the volume declines were due to certain factors, including concerns over municipal spending delaying ordering decisions, slower housing starts and the Company’s introduction in early 2011 of the next generation of the ORION product that caused water utilities to take time to evaluate this new technology. In addition, poor weather in the Midwest and Northeast had a negative impact on sales due to its effects on budgets and installation rates.
     Specialty products represented 24.0% of sales for the six-month period ended June 30, 2011 compared to 13.5% for the same period in 2010. These sales increased nearly $13.4 million, or 72.8%, to $31.8 million for the first six months of 2011 from $18.4 million for the first six months of 2010. This increase in sales included $1.6 million for Remag, which was acquired in early 2011. Sales also include $4.3 million for Cox Flow Measurement (Cox) sales for the first six months of 2011 versus $1.4 million in 2010, representing sales from its acquisition date of April 1, 2010. The remainder of the increase was due primarily to increased sales of radio technology to natural gas customers for connection to their gas meters and higher sales of valves, both domestically and internationally.
     Gross margin as a percentage of net sales was 36.0% for the first six months of 2011 compared to 36.9% in the same period in 2010. The decline was due to increased costs of materials, particularly for castings whose costs fluctuate with the metals market, offset by higher selling prices and continuing efforts to reduce manufacturing costs. In addition, the increase in specialty products sales had a positive impact on margins.

     Selling, engineering and administration expenses increased $1.6 million, or 5.8%, in the six-month period ended June 30, 2011 compared to the same period in 2010. The increase was due in part to higher expenses associated with the Cox acquisition of which only three months were in the first half of 2010, as well as the addition of Remag in 2011. The increase was also due to higher amortization of various intangibles and software and higher costs associated with technical support for the Company’s products. These increases were somewhat offset by lower employee incentives. The 2010 amounts also included a one-time credit of $0.7 million for the fair value of land received in settlement of claims against a building contractor.
     Operating earnings declined $4.2 million, or 19.4%, to $17.5 million compared to $21.7 million in 2010 as a result of the lower sales and higher costs.
     The provision for income taxes as a percentage of earnings before income taxes for the six-month period ended June 30, 2011 was 35.9% compared to 37.9% in the same period in 2010. The primary reason for the decrease was lower state income tax estimates.
     As a result of the above mentioned items, net earnings for the six months ended June 30, 2011 were $11.1 million compared to $13.4 million in the six-month period ended June 30, 2010. On a diluted basis, earnings per share were $0.74 for the first six months of 2011 compared to $0.89 for the same period in 2010.
Liquidity and Capital Resources
     The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $18.0 million for the first six months of 2011 compared to $10.5 million in the same period in 2010. The cash impact of lower earnings for the first six months of 2011 was more than offset by lower working capital than in 2010.
     The receivable balance increased from $40.4 million at December 31, 2010 to $45.6 million at June 30, 2011 due principally to increased sales. The Company believes its net receivables balance is fully collectible.
     Inventories at June 30, 2011 decreased $1.1 million to $47.2 million from $48.3 million at December 31, 2010. The decrease was the net effect of higher sales in the most recent quarter along with efforts to manage inventory levels, offset somewhat by higher material costs, particularly for castings of which copper is a main component, and increased lead times for electronics resulting in higher safety stock levels.
     Prepaid expenses and other current assets at June 30, 2011 increased to $3.7 million from $2.4 million at December 31, 2010 due primarily to the payment of certain calendar year insurance premiums that are expensed ratably over the policy terms.
     Net property, plant and equipment at June 30, 2011 increased to $67.0 million from $66.1 million at December 31, 2010 due to the purchase of Remag and normal capital expenditures, partially offset by depreciation expense.
     The increase in intangibles to $34.9 million at June 30, 2011 from $34.2 million at December 31, 2010 was due to the acquisition of Remag, offset slightly by normal amortization.
     Short-term debt decreased from $12.9 million at December 31, 2010 to $6.1 million at June 30, 2011. The decrease was due to the increased cash provided from operations, offset somewhat by funds used for the acquisition of Remag.
     Accounts payable increased to $13.6 million at June 30, 2011 from $11.2 million at December 31, 2010 due primarily to the timing of payments.
     Accrued income and other taxes increased to $3.6 million at June 30, 2011 from $0.6 million at December 31, 2010 due to current year accruals for taxes and the timing of income tax payments.
     Other accrued employee benefits decreased to $5.5 million at June 30, 2011 from $6.4 million at December 31, 2010 due to the net effect of current year accruals and payments.
     The Company believes its financial condition remains strong and its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $56.4 million of available short-term credit lines at June 30, 2011.

Other Matters
     In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.
     The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits and is in the process of resolving a claim related to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Regarding the landfill sites, this belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2010 and the first half of 2011 were not material.
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
Item 4 Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2011. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief

Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer concluded that as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information

Item 6	Exhibits

Exhibit No.	Description
10.1	Badger Meter, Inc. 2011 Omnibus Incentive Plan. [Incorporated by reference to Exhibit (10.1) to Badger Meter, Inc.’s Current Report on Form 8-K, dated April 29, 2011 (Commission File No. 001-06706)]

10.2	Form of Nonqualified Stock Option Agreement under 2011 Omnibus Incentive Plan. [Incorporated by reference to Exhibit (10.2) to Badger Meter, Inc.’s Current Report on Form 8-K, dated April 29, 2011 (Commission File No. 001-06706)]

10.3	Form of Restricted Stock Award Agreement under 2011 Omnibus Incentive Plan. [Incorporated by reference to Exhibit (10.3) to Badger Meter, Inc.’s Current Report on Form 8-K, dated April 29, 2011 (Commission File No. 001-06706)]

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.
Dated: August 3, 2011	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President - Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President - Controller

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended June 30, 2011
Exhibit Index

Exhibit No.	Description
10.1	Badger Meter, Inc. 2011 Omnibus Incentive Plan. [Incorporated by reference to Exhibit (10.1) to Badger Meter, Inc.’s Current Report on Form 8-K, dated April 29, 2011 (Commission File No. 001-06706)]

10.2	Form of Nonqualified Stock Option Agreement under 2011 Omnibus Incentive Plan. [Incorporated by reference to Exhibit (10.2) to Badger Meter, Inc.’s Current Report on Form 8-K, dated April 29, 2011 (Commission File No. 001-06706)]

10.3	Form of Restricted Stock Award Agreement under 2011 Omnibus Incentive Plan. [Incorporated by reference to Exhibit (10.3) to Badger Meter, Inc.’s Current Report on Form 8-K, dated April 29, 2011 (Commission File No. 001-06706)]

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.