Form 10-Q
period 2011-09-30
BADGER METER INC
filed 2011-10-26
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011

BADGER METER, INC.

4545 W. Brown Deer Road

Milwaukee, Wisconsin 53223

(414) 355-0400

A Wisconsin Corporation

IRS Employer Identification No. 39-0143280

Commission File No. 001-06706

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 13, 2011, there were 15,116,519 shares of Common Stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended September 30, 2011

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

Part I – Financial Information

Item 1	Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash	$5,787	$3,089
Receivables	43,195	40,429
Inventories:
Finished goods	12,401	9,800
Work in process	10,282	15,284
Raw materials	25,102	23,232

Total inventories	47,785	48,316
Prepaid expenses and other current assets	2,992	2,381
Deferred income taxes	3,417	3,122

Total current assets	103,176	97,337

Property, plant and equipment, at cost	143,822	143,954
Less accumulated depreciation	(77,452)	(77,866)

Net property, plant and equipment	66,370	66,088

Intangible assets, at cost less accumulated amortization	34,323	34,170
Other assets	6,439	7,449
Deferred income taxes	1,006	1,658
Goodwill	9,162	9,162

Total assets	$220,476	$215,864

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$2,680	$12,878
Payables	13,938	11,159
Accrued compensation and employee benefits	6,797	7,143
Warranty and after-sale costs	1,004	889
Income and other taxes	1,498	610

Total current liabilities	25,917	32,679

Other long-term liabilities	946	2,472
Accrued non-pension postretirement benefits	6,029	5,972
Other accrued employee benefits	4,842	6,358
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	21,289	21,259
Capital in excess of par value	38,866	37,582
Reinvested earnings	167,482	156,101
Accumulated other comprehensive loss	(11,727)	(13,137)
Less: Employee benefit stock	(1,485)	(1,536)
Treasury stock, at cost	(31,683)	(31,886)

Total shareholders’ equity	182,742	168,383

Total liabilities and shareholders’ equity	$220,476	$215,864

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2011	2010	2011	2010

Net sales	$69,698	$75,702	$202,205	$211,791

Cost of sales	46,918	47,748	131,768	133,605

Gross margin	22,780	27,954	70,437	78,186

Selling, engineering and administration	14,791	14,518	44,933	43,022

Operating earnings	7,989	13,436	25,504	35,164

Interest expense (income)	(87)	95	121	275

Earnings before income taxes	8,076	13,341	25,383	34,889

Provision for income taxes	1,196	4,318	7,409	12,485

Net earnings	$6,880	$9,023	$17,974	$22,404

Per share amounts:

Earnings per share:
Basic	$0.46	$0.61	$1.20	$1.50
Diluted	$0.46	$0.60	$1.19	$1.49

Dividends declared – Common stock	$0.16	$0.14	$0.44	$0.38

Shares used in computation of earnings per share:
Basic	14,989,366	14,910,497	14,959,202	14,897,901
Impact of dilutive securities	69,109	96,068	84,339	101,285

Diluted	15,058,475	15,006,565	15,043,541	14,999,186

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	(Unaudited)
	(In thousands)
	2011	2010
Operating activities:
Net earnings	$17,974	$22,404
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	5,458	5,211
Amortization	1,759	1,213
Gain on legal settlement	0	(740)
Deferred income taxes	(66)	2,158
Noncurrent employee benefits	1,476	2,399
Contribution to pension plan	0	(4,700)
Stock-based compensation expense	836	918
Changes in:
Receivables	(2,636)	(16,964)
Inventories	1,667	(7,858)
Prepaid expenses and other current assets	(1,337)	(128)
Liabilities other than debt	1,184	9,751

Total adjustments	8,341	(8,740)

Net cash provided by operations	26,315	13,664

Investing activities:
Property, plant and equipment expenditures	(3,696)	(6,962)
Acquisitions, net of cash acquired	(3,954)	(7,280)
Acquisition of intangible asset	0	(8,028)
Investment in start-up technology company	0	(1,500)
Other – net	146	(62)

Net cash used for investing activities	(7,504)	(23,832)

Financing activities:
Net increase (decrease) in short-term debt	(10,543)	10,607
Repayments of long-term debt	0	(5,429)
Dividends paid	(6,615)	(5,684)
Proceeds from exercise of stock options	251	228
Tax benefit on stock options	166	135
Employee benefit stock purchase, net	0	(1,000)
Issuance of treasury stock	468	121

Net cash used for financing activities	(16,273)	(1,022)

Effect of foreign exchange rates on cash	160	535

Increase (decrease) in cash	2,698	(10,655)
Cash – beginning of period	3,089	13,329

Cash – end of period	$5,787	$2,674

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at September 30, 2011, results of operations for the three- and nine-month periods ended September 30, 2011 and 2010, and cash flows for the nine-month periods ended September 30, 2011 and 2010. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain reclassifications have been made to the 2010 consolidated condensed statements of cash flows to conform to the 2011 presentation.

Note 2 Additional Financial Information Disclosures

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

Warranty and After-Sale Costs

The Company estimates and records provisions for warranties and other after-sale costs in the period in which the sale is recorded, based on a lag factor and historical warranty claim experience. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or problems caused by water quality issues. The following table presents changes in the Company’s warranty and after-sale costs reserve for the three- and nine-month periods ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Balance at beginning of period	$932	$1,143	$889	$907
Net additions charged to earnings	272	243	748	671
Costs incurred and adjustments	(200)	(328)	(633)	(520)

Balance at end of period	$1,004	$1,058	$1,004	$1,058

Note 3 Employee Benefit Plans

Prior to 2011, the Company maintained a non-contributory defined benefit pension plan that covered substantially all of its employees in the United States. As of January 1, 2011, the Company froze its pension plan for its non-union participants and formed a new feature within the Badger Meter Employee Savings and Stock Ownership Plan (“ESSOP”) in which each employee receives a similar benefit. No new benefits will accrue in the pension plan for the non-union participants, although they will continue to accrue interest on prior balances. The Company also maintains a non-contributory postretirement plan that provides medical benefits for certain of its retirees and eligible dependents in the United States.

The following table sets forth the components of net periodic benefit cost for the three months ended September 30, 2011 and 2010 based on December 31, 2010 and 2009 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2011	2010	2011	2010
Service cost – benefits earned during the year	$107	$447	$37	$32
Interest cost on projected benefit obligations	605	496	81	81
Expected return on plan assets	(936)	(864)	0	0
Amortization of prior service cost	49	50	40	42
Amortization of net loss	448	437	0	0

Net periodic benefit cost	$273	$566	$158	$155

The following table sets forth the components of net periodic benefit cost for the nine months ended September 30, 2011 and 2010 based on December 31, 2010 and 2009 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2011	2010	2011	2010
Service cost – benefits earned during the year	$393	$1,393	$111	$104
Interest cost on projected benefit obligations	1,859	1,855	243	254
Expected return on plan assets	(2,825)	(2,767)	0	0
Amortization of prior service cost	147	50	120	124
Amortization of net loss	1,346	1,217	0	0

Net periodic benefit cost	$920	$1,748	$474	$482

The Company previously disclosed in its financial statements for the year ended December 31, 2010 that it did not expect to make a contribution to its pension plan for the 2011 calendar year. The Company has determined that no additional contribution will be required for 2011, although it may consider voluntary payments to the plan.

The Company disclosed in its financial statements for the year ended December 31, 2010 that it estimated it would pay $0.5 million in other postretirement benefits in 2011 based on actuarial estimates. As of September 30, 2011, $0.3 million of such benefits were paid. The Company believes that its estimated payments for the full year may be slightly less than the prior full-year estimate. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2011 will not impact the expense for postretirement benefits for 2011.

Note 4 Comprehensive Income (Loss)

Comprehensive income for the three-month periods ended September 30, 2011 and 2010 was $6.5 million and $10.2 million, respectively. Comprehensive income for the nine-month periods ended September 30, 2011 and 2010 was $19.4 million and $23.1 million, respectively.

Components of accumulated other comprehensive loss are as follows:

(In thousands)	September 30, 2011	December 31, 2010
Cumulative foreign currency translation adjustment	$1,805	$1,457
Unrecognized pension and postretirement benefit plan liabilities net of tax	(13,532)	(14,594)

Accumulated other comprehensive loss	$(11,727)	$(13,137)

Note 5 Acquisition

On January 26, 2011, the Company purchased Remag, AG (“Remag”) of Berne, Switzerland for $4.9 million. Remag distributes a line of precision flow measurement products, some of which they manufacture, for the global industrial market. Their small turbine meters complement and expand the Company’s existing line of specialty application products. The Company finalized its allocation of the purchase price as of September 30, 2011 which includes $0.9 million of cash, plus approximately $0.4 million of receivables, $0.4 million of inventory, $2.0 million of property, plant and equipment, $1.8 million of intangibles, and other assets and liabilities.

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

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits and is in the process of resolving a claim related to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Regarding the landfill sites, this belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2010 and the first three quarters of 2011 were not material.

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

The Company has been named as a defendant in two pending patent infringement lawsuits. One of these lawsuits alleges the Company and other parties infringed a patent on an AMR feature. The other lawsuit alleges the Company and other parties infringed an automotive lubrication product patent. As part of its sales contracts, the Company indemnifies customers for intellectual property infringement claims on its products and pays for certain costs, damages and fees if applicable conditions are met. The complaints seek unspecified damages as well as injunctive relief. The Company believes these claims are without merit and it is vigorously defending its interests. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

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

Note 7 Income Taxes

The provision for income taxes as a percentage of earnings before income taxes for the third quarter of 2011 was 14.8% compared to 32.4% in the third quarter of 2010. The provision for income taxes as a percentage of earnings before income taxes for the nine-month period ended September 30, 2011 was 29.2% compared to 35.8% in the same period in 2010. The third quarter of 2011 results included recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns. These benefits total $1.5 million and were recognized in earnings in the third quarter due to the realization that such benefits became more likely than not upon the conclusion of an IRS audit of the Company’s 2009 federal income tax return. Without these benefits, the provision for income taxes as a percentage of earnings before income taxes would have been 33.1% and 35.0% for the three- and nine-month periods ended September 30, 2011.

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

Note 9 Subsequent Events

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

In October 2011, the Company renewed its principal line of credit (increasing it from $50.0 million to $65.0 million) for one year. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $58.9 million of unused credit lines available at September 30, 2011.

In October 2011, the Milwaukee union employees voted to accept changes in their contract with the Company effective November 1, 2011. Included in these changes was an agreement to freeze their current defined benefit pension and replace it with a defined contribution plan. This will result in a curtailment charge under ASC 715 “Retirement Benefits Compensation,” which the Company currently estimates to be approximately $1.0 million.

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

In early 2011, the Company introduced what it believes will be the next generation of metering technology, AMA, that incorporates both drive-by and fixed network reading capabilities, along with a host of automated utility management tools to facilitate the ability of water utilities to increase their productivity and revenue. AMA is comprised of ReadCenter® Analytics software coupled with the new ORION SE® two-way fixed network technology, which is complemented by a family of highly accurate and reliable meters. By using AMA, utilities will be able to proactively manage their day-to-day operations through powerful analytics-based software and two-way fixed network meter reading. A limited rollout of the Company’s AMA products was done in the first half of 2011 and these products became fully available in the third quarter of 2011.

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

Acquisition

On January 26, 2011, the Company purchased Remag, AG of Berne, Switzerland for $4.9 million. Remag distributes a line of precision flow measurement products, some of which they manufacture, for the global industrial market. Their small turbine meters complement and expand the Company’s existing line of specialty application products. The Company finalized its allocation of the purchase price as of September 30, 2011 which includes $0.9 million of cash, plus approximately $0.4 million of receivables, $0.4 million of inventory, $2.0 million of property, plant and equipment, $1.8 million of intangibles, and other assets and liabilities.

The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition. The acquisition did not have a material impact on the Company’s consolidated financial statements or the notes thereto.

Revenue and Product Mix

Prior to the Company’s introduction of its own proprietary AMR products (ORION), Itron water utility-related products were a dominant AMR contributor to the Company’s results. Itron products are sold under an agreement between the Company and Itron, Inc. that has been renewed multiple times and is in effect until early 2016. The Company’s ORION products directly compete with Itron water AMR products. In recent years, many of the Company’s customers have selected ORION products over Itron products. While ORION sales were 2.7 times greater than those of the Itron licensed products for the first three quarters of 2011 and 2.2 times greater for all of 2010, the Company expects that the Itron products will remain a significant component of sales to utilities. Continuing sales in both product lines underscores the continued acceptance of AMR technology by water utilities and affirms the Company’s strategy of selling Itron products in addition to its own proprietary products.

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

Results of Operations – Three Months Ended September 30, 2011

The Company’s net sales for the three months ended September 30, 2011 decreased $6.0 million, or 7.9%, to $69.7 million compared to $75.7 million during the same period in 2010. The decrease was due to lower sales of water application products, offset in part by higher sales of specialty application products. Also included in the third quarter of 2011 results were approximately $0.9 million of specialty application product sales related to the acquisition of Remag that were not included in the prior year amounts.

Water application products represented 81.6% of sales for the three months ended September 30, 2011 compared to 83.7% in the same period in 2010. These sales declined nearly $6.5 million for the three months ended September 30, 2011, or 10.3%, to $56.9 million from $63.4 million during the same period in 2010. The decline was due primarily to lower volumes of the Company’s AMR/AMI related products, as well as lower sales of commercial meters and manual read residential meters. Sales of the Company’s ORION AMR technology products decreased 6.5%, while sales of the Itron related products declined 44.2%. (Itron sales were substantially higher last year due to increased sales to certain customers.) In the most recent period, ORION related products outsold Itron related products by a ratio of 3 to 1. Commercial meter sales declined 5.2% in this period over the same period in 2010, while manual residential meters sales were down 25.2%. These declines were offset somewhat by higher sales of Galaxy fixed network related products. The Company believes the net overall volume declines were due to a continuation of certain factors, including concerns over municipal spending that delayed ordering decisions, slower housing starts and the Company’s introduction in early 2011 of the next generation of the ORION product that is causing water utilities to take time to evaluate this new technology.

Specialty application products represented 18.4% of sales for the three months ended September 30, 2011 compared to 16.3% for the same period in 2010. These sales increased $0.5 million in the third quarter of 2011, or 4.1%, to $12.8 million from $12.3 million during the same period in 2010. The increase in sales was due to the addition of $0.9 million for the acquisition of Remag which was not in the 2010 amounts, as well as increases in most of the specialty application product lines, offset by lower sales of radio technology to natural gas customers.

Gross margins were impacted by the net overall sales decrease during the third quarter of 2011. The gross margin as a percentage of sales was 32.7% in the third quarter of 2011 compared to 36.9% in the third quarter of 2010. The decrease was due to lower volumes of products sold which affects allocations of certain fixed costs, plus higher costs of product sourced in Europe due to foreign exchange effects and the higher copper costs, offset somewhat by higher prices charged for products sold and the labor savings as a result of moving production to Mexico.

Selling, engineering and administration expenses increased $0.3 million, or 1.9%, over the same period in 2010. The increase was primarily attributable to the acquisition of Remag, which was not included in the results for the third quarter of 2010, as well as lower employee incentives due to lower financial results.

Interest expense for the quarter ended September 30, 2011 was a credit balance because $0.1 million of interest expense was reversed for amounts previously accrued for the tax issues discussed below.

Operating earnings declined $5.4 million, or 40.3%, to $8.0 million compared to $13.4 million in 2010, due primarily to the lower sales and corresponding impact on gross margin.

The provision for income taxes as a percentage of earnings before income taxes for the third quarter of 2011 was 14.8% compared to 32.4% in the third quarter of 2010. The current quarter results include recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns. These benefits total $1.5 million and were recognized in earnings in the current quarter due to the realization that such benefits became more likely than not upon the conclusion of an Internal Revenue Service (IRS) audit of the Company’s 2009 federal income tax return. Without these benefits, the provision for income taxes as a percentage of earnings before income taxes would have been 33.1%. The provision in the third quarter of 2010 reflected revisions in the annual estimate.

As a result of the above mentioned items, net earnings for the three months ended September 30, 2011 were $6.9 million, or $0.46 per diluted share, compared to $9.0 million, or $0.60 per diluted share, for the same period in 2010.

Results of Operations – Nine Months Ended September 30, 2011

The Company’s net sales for the nine months ended September 30, 2011 decreased $9.6 million, or 4.5%, to $202.2 million from $211.8 million in the same period in 2010. The net decrease was due to lower sales of water application products offset by higher sales of specialty application products and higher product prices.

Water application products represented 77.9% of sales for the nine months ended September 30, 2011 compared to 85.5% for the same period in 2011. These sales decreased $23.5 million, or 13.0%, to $157.6 million compared to $181.1 million in the same period in 2010. The decline was due primarily to lower volumes of the Company’s AMR/AMI related products, as well as lower sales of commercial meters and manual read residential meters. Sales of the Company’s ORION AMR technology products decreased 19.9% in the first nine months of 2011 from the same period in 2010, while sales of the Itron related products decreased 27.2%. In the first nine months of 2011, Orion related products outsold Itron related products by a ratio of 2.7 to 1. Commercial sales decreased 19.3% in the first nine months of 2011 over the same period in 2010. The Company believes the volume declines were due to certain factors, including general purchasing reductions due to the economic downturn, concerns over municipal spending that delayed ordering decisions, slower housing starts and the Company’s introduction in early 2011 of the next generation of the ORION product that is causing water utilities to take time to evaluate this new technology. In addition, poor weather in the Midwest and Northeast had a negative impact on sales due to its effects on budgets and installation rates early in the year.

Specialty products represented 22.1% of sales for the nine-month period ended September 30, 2011 compared to 14.5% for the same period in 2010. These sales increased nearly $14.0 million, or 45.3%, to $44.6 million for the first nine months of 2011 from $30.7 million for the first nine months of 2010. The increase in sales included $2.5 million for Remag, which was acquired in early 2011. Sales also include $6.2 million for Cox Flow Measurement (Cox) sales for the first nine months of 2011 versus $2.9 million in 2010, representing sales from its acquisition date of April 1, 2010 through September 30, 2010. The remainder of the increase was due primarily to increased sales of radio technology to natural gas customers for connection to their gas meters and higher sales of valves, both domestically and internationally.

Gross margin as a percentage of net sales was 34.8% for the first nine months of 2011 compared to 36.9% in the same period in 2010. The decline was due to lower than anticipated volumes and increased costs of materials, particularly for castings whose costs fluctuate with the metals market, offset by higher selling prices and continuing efforts to reduce manufacturing costs. In addition, the increase in specialty product sales had a positive impact on margins.

Selling, engineering and administration expenses increased $1.9 million, or 4.4%, in the nine-month period ended September 30, 2011 compared to the same period in 2010. The increase was due in part to higher expenses associated with the Cox acquisition of which only six months were in the first nine months of 2010, as well as the addition of Remag in 2011. The increase was also due to higher amortization of various intangibles and software and higher costs associated with technical support for the Company’s products. These increases were somewhat offset by lower employee incentives. The 2010 amounts included a one-time credit of $0.7 million for the fair value of land received in settlement of claims against a building contractor.

Operating earnings declined $9.7 million, or 27.6%, to $25.5 million compared to $35.2 million in 2010 as a result of the lower sales and higher costs.

The provision for income taxes as a percentage of earnings before income taxes for the nine-month period ended September 30, 2011 was 29.2% compared to 35.8% in the same period in 2010. The current year-to-date results include recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns. These benefits total nearly $1.5 million and were recognized in earnings in the current quarter due to the realization that such benefits became more likely than not upon the conclusion of an IRS audit of the Company’s 2009 federal income tax return. Without these benefits, the provision for income taxes as a percentage of earnings before income taxes would have been 35.0%.

As a result of the above mentioned items, net earnings for the nine months ended September 30, 2011 were $18.0 million compared to $22.4 million in the nine-month period ended September 30, 2010. On a diluted basis, earnings per share were $1.19 for the first nine months of 2011 compared to $1.49 for the same period in 2010.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $26.3 million for the first nine months of 2011 compared to $13.7 million in the same period in 2010. The cash impact of lower earnings for the first nine months of 2011 was more than offset by lower working capital than in 2010.

The receivable balance increased from $40.4 million at December 31, 2010 to $43.2 million at September 30, 2011 due principally to the seasonality of business. Generally, sales are the lowest in the fourth quarter resulting in lower receivable balances at year end. The Company believes its net receivables balance is fully collectible.

Inventories at September 30, 2011 decreased $0.5 million to $47.8 million from $48.3 million at December 31, 2010. The decrease was the net effect of higher sales which reduced balances, offset by higher material costs, particularly for castings of which copper is a main component, and increased lead times for electronics resulting in higher safety stock levels.

Prepaid expenses and other current assets at September 30, 2011 increased to $3.0 million from $2.4 million at December 31, 2010 due primarily to the payment of certain calendar year insurance premiums that are expensed ratably over the policy terms.

Net property, plant and equipment at September 30, 2011 increased to $66.4 million from $66.1 million at December 31, 2010 due to the purchase of Remag and normal capital expenditures, partially offset by depreciation expense.

Other assets decreased $1.0 million to $6.4 million at September 30, 2011 from $7.4 million at December 31, 2010 due to the conversion of cash surrender values on certain insurance policies into cash.

The increase in intangibles to $34.3 million at September 30, 2011 from $34.2 million at December 31, 2010 was due to the acquisition of Remag, offset slightly by normal amortization.

Short-term debt decreased from $12.9 million at December 31, 2010 to $2.7 million at September 30, 2011. The decrease was due to the increased cash provided from operations, offset somewhat by funds used for the acquisition of Remag.

Accounts payable increased to $13.9 million at September 30, 2011 from $11.2 million at December 31, 2010 due primarily to the timing of payments.

Accrued income and other taxes increased to $1.5 million at September 30, 2011 from $0.6 million at December 31, 2010 due to current year accruals for taxes and the timing of income tax payments.

Other long term liabilities decreased $1.6 million to $0.9 million at September 30, 2011 from $2.5 million at December 31, 2010 due to the reversal of reserves associated with unrecognized tax benefits.

The Company believes its financial condition remains strong and its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $58.9 million of available short-term credit lines at September 30, 2011.

Other Matters

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits and is in the process of resolving a claim related to a parcel of land adjoining the Company’s property. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. Regarding the landfill sites, this belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2010 and the first three quarters of 2011 were not material.

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

The Company has been named as a defendant in two pending patent infringement lawsuits. One of these lawsuits alleges the Company and other parties infringed a patent on an AMR feature. The other lawsuit alleges the Company and other parties infringed an automotive lubrication product patent. As part of its sales contracts, the Company indemnifies customers for intellectual property infringement claims on its products and pays for certain costs, damages and fees if applicable conditions are met. The complaints seek unspecified damages as well as injunctive relief. The Company believes these claims are without merit and it is vigorously defending its interests. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President – Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2011. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President – Finance, Chief Financial Officer and Treasurer concluded that as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 6	Exhibits

Exhibit No.	Description

4.1	Loan Agreement dated October 30, 2011 between Badger Meter, Inc. and BMO Harris Bank relating to Badger Meter, Inc.’s revolving credit loan.

4.2	Loan Agreement dated October 30, 2011 between Badger Meter, Inc. and BMO Harris Bank relating to Badger Meter, Inc.’s euro note.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: October 26, 2011	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President – Controller

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended September 30, 2011

Exhibit Index

Exhibit No.	Description

4.1	Loan Agreement dated October 30, 2011 between Badger Meter, Inc. and BMO Harris Bank relating to Badger Meter, Inc.’s revolving credit loan.

4.2	Loan Agreement dated October 30, 2011 between Badger Meter, Inc. and BMO Harris Bank relating to Badger Meter, Inc.’s euro note.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.