Form 10-K
period 2011-12-31
BADGER METER INC
filed 2012-03-08
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

BADGER METER, INC.

4545 W. Brown Deer Road

Milwaukee, Wisconsin 53223

(414) 355-0400

A Wisconsin Corporation

IRS Employer Identification No. 39-0143280

Commission File No. 001-06706

The Company has the following classes of securities registered pursuant to Section 12(b) of the Act:

Title of class:	Name of each exchange on which registered:
Common Stock	New York Stock Exchange
Common Share Purchase Rights	New York Stock Exchange

The Company does not have any securities registered pursuant to Section 12(g) of the Act.

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐        No  ☒

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one).

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Company as of June 30, 2011 was $531,124,577. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $36.99 per share, the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 2011, and (ii) each of the Company’s executive officers and directors is deemed to be an affiliate of the Company.

As of February 8, 2012, there were 15,125,089 shares of Common Stock outstanding with a par value of $1 per share.

Portions of the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year, are incorporated by reference from the definitive Proxy Statement into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties. Some risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements include those described in Item 1A of this Annual Report on Form 10-K that include, among other things:

•

the continued shift in the Company’s business from lower cost, manually read meters toward more expensive, value-added automatic meter reading (AMR) systems, advanced metering infrastructure (AMI) systems and the advanced metering analytics (AMA) systems that offer more comprehensive solutions to customers’ metering needs;

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

All of these factors are beyond the Company’s control to varying degrees. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward looking statements contained in this Annual Report on Form 10-K and are cautioned not to place undue reliance on such forward looking statements. The forward looking statements made in this document are made only as of the date of this document and the Company assumes no obligation, and disclaims any obligation, to update any such forward looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1.    BUSINESS

Badger Meter, Inc. (the “Company”) is a leading innovator, manufacturer and marketer of products incorporating flow measurement and control technologies serving markets worldwide. The Company was incorporated in 1905.

Throughout this 2011 Annual Report on Form 10-K, the words “we”, “us” and “our” refer to the Company.

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

Market Overview, Products, Systems and Solutions

The core competency of the Company is flow measurement solutions. The Company is a leading innovator, manufacturer and marketer of flow measurement and control products, serving water and gas utilities, municipalities and industrial customers worldwide. The Company’s products are used in a wide variety of applications, including water, oil and lubricants, and are known for their high degree of accuracy, long-lasting durability and ability to provide valuable and timely measurement information to customers. The Company’s product lines fall into two categories: water applications and specialty applications.

Water applications, the largest category by sales volume, include water meters and related technologies and services used by water utilities as the basis for generating water and wastewater revenues. The key market for the Company’s water meter products is North America, primarily the United States, because the meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The Company’s products are also sold for other water-based purposes, including irrigation, water reclamation and industrial process applications.

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

Sales of water meters and related technologies and services for water applications constitute a majority of the Company’s sales and are commonly referred to as residential or commercial water meter sales, the latter referring to larger sizes of meters.

Residential and commercial water meters are generally classified as either manually read meters or remotely read meters via radio technology. A manually read meter consists of the water meter and a register that gives a visual display of the meter reading. Meters equipped with radio transmitters use encoder registers to convert the measurement data from the meter into a digital format which is then transmitted via radio frequency to a receiver that collects and formats the data appropriately for a water utility’s billing system. Mobile systems, referred to as automatic meter reading (AMR) systems, have been the primary technology deployed by water utilities over the past two decades, providing accurate and cost-effective billing data. In an AMR system, a vehicle equipped for meter reading purposes, including a radio receiver, computer and reading software, collects the data from the utility’s meters.

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

In 2011, the Company introduced what it believes will be the next generation of metering technology, advanced metering analytics (AMA), that incorporates both mobile and fixed network reading capabilities, along with a host of automated utility management tools to facilitate the ability of water utilities to increase their productivity and revenue. AMA is comprised of ReadCenter® Analytics software coupled with the new ORION® SE two-way fixed network technology, which is complemented by a family of highly accurate and reliable water meters. The ORION SE system can operate as a mobile AMR system, a fixed network AMI system, or both. For example, a water or gas utility can begin deployment in mobile mode and migrate to a fixed network system. Also, if the system is operating in fixed network mode and the collector network goes down, the system will automatically revert to mobile mode, allowing the utility to continue collecting readings. Once the collector network is back up, it will automatically revert back to its fixed network mode. By using AMA, utilities will be able to proactively manage their day-to-day operations through powerful analytics-based software and two-way fixed network meter reading.

The Company’s net sales and corresponding net earnings depend on unit volume and product mix, with the Company generally earning higher margins on meters equipped with AMR, AMI or AMA technology. In addition to selling its proprietary AMR/AMI/AMA products, including the ORION AMR/AMI technologies and the GALAXY® AMI system, the Company also remarkets the Itron® AMR/AMI product under a license and distribution agreement with Itron. The Company’s proprietary AMR/AMI/AMA products generally result in higher margins than the remarketed, non-proprietary technology products. The Company also sells registers and radios separately to customers who wish to upgrade their existing meters in the field.

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

Water meter replacement and the adoption and deployment of new technology comprise the majority of water meter product sales, including AMR/AMI/AMA products. To a much lesser extent, housing starts also contribute to the new product sales base. Over the last decade, there has been a growing trend in the conversion from manually read water meters to AMR/AMI technology. This conversion rate is accelerating and contributes to an increased water meter and AMR/AMI base of business. The Company estimates that less than 30 percent of water meters installed in the United States have been converted to AMR or AMI technology. The Company’s strategy is to fulfill customers’ metering expectations and requirements with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.

The specialty application products serve niche flow measurement and control applications across a broad industrial spectrum. Specialized communication protocols that control the entire flow measurement process drive these markets. The Company’s specific flow measurement and control applications and technologies serve the flow measurement market through both customized and standard precision flow measurement technologies. This product group also includes sales of the ORION radio technology to natural gas utilities for installation on their gas meters.

The Company’s products are primarily manufactured and assembled in the Company’s Milwaukee, Wisconsin; Tulsa, Oklahoma; Scottsdale, Arizona; Nogales, Mexico; Neuffen, Germany; Brno, Czech Republic; and Bern, Switzerland facilities.

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

Competition

There are competitors for each application for which the Company sells its products, and the competition varies from moderate to intense. Major competitors for utility water meters include Sensus USA Inc., Neptune Technology Group, Elster Metering and Master Meter. The Company’s primary competitors for water utility AMR and AMI products are Itron, Inc., Neptune Technology Group and Sensus USA Inc. While the Company sells its own proprietary AMR/AMI/AMA systems (ORION and GALAXY), it is also a reseller of the Itron products. A number of the Company’s competitors in certain markets have greater financial resources than the Company. However, the Company believes it currently provides the leading technology in water meters and AMR/AMI/AMA water systems. As a result of significant research and development activities, the Company enjoys favorable patent positions and trade secret protections for several of its technologies and products.

Backlog

The Company’s total backlog of unshipped orders at December 31, 2011 and 2010 was $33.4 million and $36.9 million, respectively. The backlog is comprised of firm orders and signed contractual commitments, or portions of such commitments, that call for shipment within 12 months. Backlog can be significantly affected by the timing of orders for large projects and the amounts can vary due to the timing of work performed.

Raw Materials

Raw materials used in the manufacture of the Company’s products include purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel and cast iron), plastic resins, glass, microprocessors and other electronic subassemblies and components. There are multiple sources for these raw materials, but the Company relies on single suppliers for certain brass castings and certain electronic subassemblies. The Company believes these items would be available from other sources, but that the loss of certain suppliers would result in a higher cost of materials, delivery delays, short-term increases in inventory and higher quality control costs in the short term. The Company carries business interruption insurance on key suppliers. The Company’s purchases of raw materials are based on production schedules, and as a result, inventory on hand is generally not exposed to price fluctuations. World commodity markets and currency exchange rates may also affect the prices of material purchased in the future. The Company does not hold significant amounts of precious metals.

Research and Development

Expenditures for research and development activities relating to the development of new products, the improvement of existing products and manufacturing process improvements were $8.1 million in 2011 compared to $7.2 million in 2010 and $6.9 million in 2009. Research and development activities are primarily sponsored by the Company. The Company also engages in some joint research and development with other companies.

Intangible Assets

The Company owns or controls several trade secrets and many patents, trademarks and trade names, directly and through license agreements, in the United States and other countries that relate to its products and technologies. No single patent, trademark, trade name or license is material to the Company’s business as a whole.

Environmental Protection

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2011, 2010 and 2009 were not material.

Employees

The Company and its subsidiaries employed 1,220 persons at December 31, 2011, 138 of whom are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The Company is currently operating under a five-year contract with the union, which expires on October 31, 2016. The Company believes it has good relations with the union and all of its employees.

The following table sets forth certain information regarding the Executive Officers of the Registrant.

Name	Position	Age at 2/29/2012
Richard A. Meeusen	Chairman, President and Chief Executive Officer	57
Richard E. Johnson	Senior Vice President — Finance, Chief Financial Officer and Treasurer	57
Fred J. Begale	Vice President — Engineering	47
William R. A. Bergum	Vice President — General Counsel and Secretary	47
Gregory M. Gomez	Vice President — Business Development	47
Horst E. Gras	Vice President — International Operations	56
Raymond G. Serdynski	Vice President — Manufacturing	55
Beverly L. P. Smiley	Vice President — Controller	62
Kimberly K. Stoll	Vice President — Sales and Marketing	45
Dennis J. Webb	Vice President — Customer Solutions	64

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

Mr. Bergum has served as Vice President — General Counsel and Secretary for more than five years.

Mr. Gomez was elected Vice President — Business Development in December 2010. Mr. Gomez served as Vice President—Engineering from February 2008 to December 2010, Director of Engineering from July 2007 to February 2008 and Manager — Mechanical Engineering prior to that.

Mr. Gras has served as Vice President — International Operations for more than five years.

Mr. Serdynski was elected Vice President — Manufacturing in February 2008. Mr. Serdynski served as Director of Manufacturing Operations prior to that.

Ms. Smiley has served as Vice President — Controller for more than five years.

Ms. Stoll was elected Vice President — Sales and Marketing in February 2012. Ms. Stoll served as Vice President — Marketing from April 2009 to February 2012, and served as Director — Utility Marketing from August 2008 to April 2009. Prior to August 2008, Ms. Stoll was Marketing Manager at Dorner Manufacturing from April 2007 to June 2008 and Marketing Manager at Rockwell Automation prior to that.

Mr. Webb was elected Vice President — Customer Solutions in February 2012. Mr. Webb served as Vice President — Sales from April 2009 to February 2012, and Vice President — Sales and Marketing from February 2008 to April 2009. Mr. Webb served as Vice President — Sales, Marketing and Engineering prior to that.

Foreign Operations and Export Sales

The Company has distributors, direct sales representatives and independent sales representatives throughout the world. Additionally, the Company has a sales, distribution and manufacturing facility in Neuffen, Germany; sales and customer service offices in Mexico, Singapore, China and Slovakia; manufacturing facilities in Nogales, Mexico; and manufacturing and sales facilities in Brno, Czech Republic and Bern, Switzerland. The Company exports products from the United States that are manufactured in Milwaukee, Wisconsin; Tulsa, Oklahoma and Scottsdale, Arizona.

Information about the Company’s foreign operations and export sales is included in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2011 Annual Report on Form 10-K.

Financial Information about Industry Segments

The Company operates in one industry segment as an innovator, manufacturer and marketer of products incorporating flow measurement and control technologies as described in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2011 Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

Shareholders, potential investors and other readers are urged to consider the significant business risks described below in addition to the other information set forth or incorporated by reference in this 2011 Annual

Report on Form 10-K, including the “Special Note Regarding Forward Looking Statements” at the front of this 2011 Annual Report on Form 10-K. If any of the events contemplated by the following risks actually occur, our financial condition or results of operations could be materially adversely affected. The following list of risk factors may not be exhaustive. We operate in a continually changing business, economic and geopolitical environment, and new risk factors may emerge from time to time. We can neither predict these new risk factors with certainty nor assess the precise impact, if any, on our business, or the extent to which any factor, or combination of factors, may adversely impact our results of operations. While there is much uncertainty, we do analyze the risks we face, perform a probability assessment of their impacts and attempt to soften their potential impact when and if possible.

Competitive pressures in the marketplace could decrease our revenues and profits:

Competitive pressures in the marketplace for our products could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. We operate in an environment where competition varies from moderate to intense and a number of our competitors have greater financial resources. Our competitors also include alliance partners that sell products that do or may compete with our products, particularly those that provide AMR or AMI connectivity solutions. The principal elements of competition for our most significant product applications, residential and commercial water meters for the utility market (with various AMR/AMI/AMA technology systems), are price, product technology, quality and service. The competitive environment is also affected by the movement toward AMR, AMI or AMA technologies and away from manual read meters, the demand for replacement units and, to some extent, such things as global economic conditions, the timing and size of governmental programs such as stimulus fund programs, the ability of municipal water utility customers to authorize and finance purchases of our products, our ability to obtain financing, housing starts in the United States, and overall economic activity. For our specialty application products, the competitive environment is affected by the general economic health of various industrial sectors particularly in the United States and Europe.

The inability to develop technologically advanced products could harm our future success:

We believe that our future success depends, in part, on our ability to develop technologically advanced products that meet or exceed appropriate industry standards. Although we believe that we currently have a competitive advantage in this area, maintaining such advantage will require continued investment in research and development, sales and marketing. There can be no assurance that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to maintain such competitive advantage. If we are unable to maintain our competitive advantage, our future financial performance may be adversely affected. We are not currently aware of any emerging standards or new products that could render our existing products obsolete.

The inability to obtain adequate supplies of raw materials and component parts at favorable prices could decrease our profit margins and negatively impact timely delivery to customers:

We are affected by the availability and prices for raw materials, including purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel and cast iron), plastic resins, glass, microprocessors and other electronic subassemblies, and components that are used in the manufacturing process. The inability to obtain adequate supplies of raw materials and component parts for our products at favorable prices could have a material adverse effect on our business, financial condition or results of operations by decreasing profit margins and by negatively impacting timely deliveries to customers. In the past, we have been able to offset increases in raw materials and component parts by increased sales prices, active materials management, product engineering programs and the diversity of materials used in the production processes. However, we cannot be certain that we will be able to accomplish this in the future. Since we do not control the actual production of these raw materials and component parts, there may be delays caused by an interruption in the production of these materials for reasons that are beyond our control. World commodity markets and inflation may also affect raw material and component part prices.

Economic conditions could cause a material adverse impact on our sales and operating results:

As a supplier of products primarily to water utilities, we may be adversely affected by global economic conditions and delays in governmental programs created to stimulate the economy that affect our customers, including independent distributors, large city utilities, private water companies and numerous smaller municipal water utilities. These customers may delay capital projects, including non-critical maintenance and upgrades, or may not have the ability to authorize and finance purchases during economic downturns or instability in world markets. While we also sell products for other applications to reduce our dependency on the water application market, a significant downturn in the water application market could cause a material adverse impact on sales and operating results. Therefore, a downturn in general economic conditions, as well as in the water application market, and delays in the timing or amounts of possible economic stimulus fund programs or the availability of funds to municipalities could result in a reduction in demand for our products and services and could harm the business.

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

Litigation against us could be costly, time consuming to defend and could adversely affect our profitability:

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business. For example, we may be subject to workers’ compensation claims, employment/labor disputes, customer and supplier disputes, product liability claims, intellectual property disputes and contractual disputes related to warranties arising out of the conduct of our business. Litigation may result in substantial costs and may divert management’s attention and resources, which could adversely affect our profitability or financial condition.

Changes in environmental or regulatory requirements could entail additional expenses that could decrease our profitability:

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

Risks related to foreign markets could decrease our profitability:

Since we sell products worldwide as well as manufacture products in several countries, we are subject to risks associated with doing business internationally. These risks include such things as changes in foreign currency exchange rates, changes in a specific country’s or region’s political or economic conditions, potentially negative consequences from changes in tax laws or regulatory requirements, differing labor regulations, and the difficulty of managing widespread operations.

An inability to attract and retain skilled employees could negatively impact our growth and decrease our profitability:

Our success depends on our continued ability to identify, attract, develop and retain skilled personnel throughout our organization. Current and future compensation arrangements, including benefits, may not be sufficient to attract new employees or retain existing employees, which may hinder our growth.

Rising healthcare and retirement benefit costs could increase cost pressures and decrease our profitability:

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

Failure to successfully integrate acquired businesses or products could adversely affect our operations:

As part of our business strategy, we continue to evaluate and may pursue selected business or product acquisition opportunities that we believe may provide us with certain operating and financial benefits. If we complete any such acquisitions, they may require integration into our existing business with respect to administrative, financial, sales, marketing, manufacturing and other functions to realize these anticipated benefits. If we are unable to successfully integrate a business or product acquisition, we may not realize the benefits identified in our due diligence process, and our financial results may be negatively impacted. Additionally, significant unexpected liabilities may arise during or after completion of an acquisition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The principal facilities utilized by the Company at December 31, 2011 are listed below. The Company owns all such facilities in fee simple except as noted. The Company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

		Approximate area
Location	Principal use	(square feet)
Milwaukee, Wisconsin, USA	Manufacturing and offices	323,500
Scottsdale, Arizona, USA	Manufacturing and offices	23,000	(1)
Tulsa, Oklahoma, USA	Manufacturing and offices	59,500
Brno, Czech Republic	Manufacturing and offices	27,800
Neuffen, Germany	Manufacturing and offices	21,500
Nogales, Mexico	Manufacturing and offices	140,000
Nogales, Mexico	Manufacturing and offices	41,300
Bern, Switzerland	Manufacturing and offices	1,072	(2)

(1)	Leased facility. Lease term expires June 30, 2014.

(2)	Owned building and land leased from the government. Lease term expires October 18, 2021.

ITEM 3.    LEGAL PROCEEDINGS

In the normal course of business, the Company is named in legal proceedings from time to time. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

Like other companies in recent years, the Company is named as a defendant in numerous pending multi-claimant/multi-defendant lawsuits alleging personal injury as a result of exposure to asbestos, manufactured by third parties, and integrated into or sold with a very limited number of the Company’s products. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based in part on the fact that no claimant has proven or substantially demonstrated asbestos exposure caused by products manufactured or sold by the Company and that a number of cases have been voluntarily dismissed.

The Company has been named as a defendant in two pending patent infringement lawsuits. One of these lawsuits alleges the Company and other parties infringed a patent on a metering data feature. The other lawsuit alleges the Company and other parties infringed an automotive lubrication product patent. As part of its sales contracts, the Company indemnifies customers for intellectual property infringement claims on its products and pays for certain costs, damages and fees if applicable conditions are met. The complaints seek unspecified damages as well as injunctive relief. The Company believes these claims are without merit and it is vigorously defending its interests. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

The Company is subject to contingencies related to environmental laws and regulations. Information about the Company’s compliance with environmental regulations is included in Part I, Item 1 of this 2011 Annual Report on Form 10-K under the heading “Environmental Protection.”

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information required by this Item is set forth in Note 11 “Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2011 Annual Report on Form 10-K.

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

The following graph compares on a cumulative basis the yearly percentage change since January 1, 2006 in (a) the total shareholder return on the Common Stock with (b) the total return on the Russell 2000 Index, (c) the total return of the new peer group made up of 15 companies in similar industries and with similar market capitalization, and (d) the total return of the old peer group made up of 8 companies.

The Company has chosen this new peer group of 15 companies because, over the years, the old peer group had decreased to only 8 companies as a result of the companies being acquired or moving off the national exchanges. The Board of Directors believed that the old peer group had become too small to provide a fair comparison to our performance. During 2011, the Compensation and Corporate Governance Committee had requested that Towers Perrin, an independent consulting firm, develop a list of comparable publicly-held manufacturing companies that have similar business operations as ours. The Board of Directors selected 15 companies from that list as the new peer group, noting that those 15 companies most reasonably approximate our operations and market size.

The graph assumes $100 invested on December 31, 2005. It further assumes the reinvestment of dividends. The returns of each component company in the peer groups have been weighted based on such company’s relative market capitalization.

December 31	2006	2007	2008	2009	2010	2011
Badger Meter, Inc.	$100.00	$164.05	$106.99	$148.83	$167.51	$113.45
Russell 2000 Index	$100.00	$98.44	$65.19	$82.90	$105.17	$100.78
New Peer Group	$100.00	$96.67	$72.16	$80.89	$101.65	$100.47
Old Peer Group	$100.00	$118.11	$77.75	$102.90	$119.10	$99.75

The New Peer Group consists of A.O. Smith Corp. (AOS), Badger Meter, Inc. (BMI), CIRCOR International, Inc. (CIR), Colfax Corporation (CFX), ESCO Technologies Inc. (ESE), Flow International Corporation (FLOW), Franklin Electric Co, Inc. (FELE), Fuel Systems Solutions, Inc. (FSYS), Gorman-Rupp Company (GRC), Lindsay Corporation (LNN), Measurement Specialties, Inc. (MEAS), MFRI, Inc. (MFRI), Mueller Water Products (MWA), Robbins & Myers, Inc. (RBN), and Watts Water Technologies, Inc. (WTS).

The Old Peer Group consists of Axcess International, Inc. (AXSI.PK), Badger Meter, Inc. (BMI), Bio-Rad Labs, Inc. (BIO), Frequency Electronics, Inc. (FEIM), Innovex, Inc. (INVX.PK), Integral Vision, Inc. (INVI.OB), Newport Corporation (NEWP), and Research Frontiers, Inc. (REFR).

ITEM 6.	SELECTED FINANCIAL DATA

BADGER METER, INC.

Ten Year Summary of Selected Consolidated Financial Data

	Years ended December 31,
	2011		2010	2009	2008	2007	2006	2005	2004	2003	2002
	(In thousands except per share data)
Operating results
Net sales		$262,915	276,634	250,337	279,552	234,816	229,754	203,637	188,663	168,728	160,350
Research and development		$8,086	7,164	6,910	7,136	5,714	5,458	5,343	4,572	6,070	5,658
Earnings from continuing operations before income taxes		$27,349	44,438	42,333	39,555	29,325	27,489	25,664	20,325	15,658	12,359
Earnings from continuing operations		$19,161	28,662	26,780	25,084	18,386	16,568	16,164	12,056	9,798	7,819
Earnings (loss) from discontinued operations(1)	$	n/a	n/a	7,390	n/a	(1,929)	(9,020)	(2,911)	(2,423)	(2,221)	(548)
Net earnings		$19,161	28,662	34,170	25,084	16,457	7,548	13,253	9,633	7,577	7,271
Earnings from continuing operations to sales		7.3%	10.4%	10.7%	9.0%	7.8%	7.2%	7.4%	6.4%	5.8%	4.9%

Per Common share
Basic earnings from continuing operations		$1.28	1.92	1.81	1.72	1.29	1.19	1.20	0.91	0.76	0.62
Basic earnings (loss) from discontinued operations	$	n/a	n/a	0.50	n/a	(0.13)	(0.65)	(0.22)	(0.18)	(0.17)	(0.04)
Total basic earnings		$1.28	1.92	2.31	1.72	1.16	0.54	0.98	0.73	0.59	0.58
Diluted earnings from continuing operations		$1.27	1.91	1.79	1.69	1.26	1.15	1.15	0.89	0.75	0.59
Diluted earnings (loss) from discontinued operations	$	n/a	n/a	0.49	n/a	(0.13)	(0.63)	(0.20)	(0.18)	(0.17)	(0.04)
Total diluted earnings		$1.27	1.91	2.28	1.69	1.13	0.52	0.95	0.71	0.58	0.55
Cash dividends declared:
Common Stock		$0.60	0.52	0.46	0.40	0.34	0.31	0.29	0.28	0.27	0.26
Price range — high		$45.47	45.49	44.90	62.74	46.43	32.20	25.63	16.00	9.94	8.50
Price range — low		$26.86	32.58	22.50	17.58	23.00	19.51	13.23	8.53	6.13	5.52
Closing price		$29.43	44.22	39.82	29.02	44.95	27.70	19.62	14.98	9.54	8.00
Book value*		$11.85	11.19	9.65	7.50	6.33	5.07	5.36	4.77	4.19	3.74

Shares outstanding at year-end
Common Stock		15,123	15,048	14,973	14,808	14,519	14,154	13,696	13,444	13,170	12,882

Financial position
Working capital*		$78,782	64,658	60,419	35,740	38,725	33,648	32,923	25,461	25,946	6,825
Current ratio*		4.5 to 1	3.0 to 1	3.3 to 1	1.7 to 1	1.9 to 1	1.7 to 1	1.8 to 1	1.6 to 1	1.7 to 1	1.1 to 1
Net cash provided by operations		$31,317	18,396	36,588	26,143	27,934	16,750	18,361	6,297	15,221	12,234
Capital expenditures		$5,336	9,238	7,750	13,237	15,971	11,060	9,088	5,582	5,214	5,914
Total assets		$218,910	215,864	191,016	195,358	150,301	139,383	145,867	142,961	133,851	126,463
Short-term and current portion of long-term debt		$1,790	12,878	8,003	19,670	13,582	17,037	13,328	22,887	9,188	26,290
Long-term debt	$	n/a	n/a	n/a	5,504	3,129	5,928	15,360	14,819	24,450	13,046
Shareholders’ equity(2)		$179,281	168,383	144,461	111,023	91,969	71,819	73,416	64,066	55,171	48,095
Debt as a percent of total debt and equity*		1.0%	7.1%	5.2%	18.5%	15.4%	26.8%	30.1%	37.0%	37.9%	45.0%
Return on shareholders’ equity*		10.7%	17.0%	18.5%	22.6%	20.0%	23.1%	22.0%	18.8%	17.8%	16.3%
Price/earnings ratio*		23.2	23.2	22.2	17.2	35.7	24.1	17.1	16.8	12.7	11.1

(1)	The Company’s French operations have been presented as discontinued operations for 2002 through 2007, the years of ownership. In 2009, discontinued operations represented the recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns related to the shutdown of the Company’s French operations.

(2)	The Company adopted the provisions of the Financial Standards Accounting Board Accounting Standards Codification 715, “Compensation — Retirement Benefits” on December 31, 2006, with respect to recognizing the funded status of pension and postretirement benefit plans, and at December 31, 2008, with respect to changing the measurement date.

*	Description of calculations as of the applicable year end:

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

BUSINESS DESCRIPTION AND OVERVIEW

The core competency of the Company is flow measurement solutions. The Company is a leading innovator, manufacturer and marketer of flow measurement and control products, serving water and gas utilities, municipalities and industrial customers worldwide. The Company’s products are used in a wide variety of applications, including water, oil and lubricants, and are known for their high degree of accuracy, long-lasting durability and ability to provide valuable and timely measurement information to customers. The Company’s product lines fall into two categories: water applications and specialty applications.

Water applications, the largest category by sales volume, include water meters and related technologies and services used by water utilities as the basis for generating water and wastewater revenues. The key market for the Company’s water meter products is North America, primarily the United States, because the meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The Company’s products are also sold for other water-based purposes, including irrigation, water reclamation and industrial process applications.

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

Additional information about the Company’s business is described in Part 1, Item 1 “Business” under the heading “Market Overview, Products, Systems and Solutions” in this 2011 Annual Report on Form 10-K.

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

In 2011, the Company introduced what it believes will be the next generation of metering technology, advanced metering analytics (AMA), that incorporates both mobile and fixed network reading capabilities, along with a host of automated utility management tools to facilitate the ability of water utilities to increase their productivity and revenue. AMA is comprised of ReadCenter Analytics software coupled with the new ORION SE two-way fixed network technology, which is complemented by a family of highly accurate and reliable water meters. The ORION SE system can operate as a mobile AMR system, a fixed network AMI system, or both. For example, a utility can begin deployment in mobile mode and migrate to a fixed network system. Also, if the system is operating in fixed network mode and the collector network goes down, the system will automatically revert to mobile mode, allowing the utility to continue collecting readings. Once the collector network is back up, it will automatically revert back to its fixed network mode. By using AMA, utilities will be able to proactively manage their day-to-day operations through powerful analytics-based software and two-way fixed network meter reading.

The Company sells its technology solutions to meet customer requirements. Since the technology products have comparable margins, any change in the mix between AMR, AMI or AMA is not expected to have a significant impact on the Company’s net sales related to meter reading technology.

There are approximately 53,000 water utilities in the United States and the Company estimates that less than 30 percent of them have converted to an AMR or AMI technology. Although there is growing interest in AMI and AMA communication by water utilities, the vast majority of utilities installing technology continue to select AMR technologies for their applications. The Company’s ORION technology has experienced rapid acceptance in the United States as an increasing number of water utilities have selected ORION as their AMR solution. The Company anticipates that even with growing interest in AMI and AMA, AMR will continue to be the primary product of choice for a number of years. For many water utilities, AMR technology is simply the most cost-effective solution available today. However, with the introduction of AMA, the Company believes it is well-positioned to meet customers’ future needs.

Acquisitions

On February 1, 2012, the Company acquired 100% of the outstanding common stock of Racine Federated, Inc. (“Racine Federated”) of Racine, Wisconsin and its subsidiary Premier Control Technologies, Ltd., located in Thetford, England for approximately $57.0 million in cash. Racine Federated manufactures and markets flow meters for the water industry as well as various industrial metering and specialty products. These products complement and expand the Company’s existing line of water application and specialty application products for the global flow measurement business. This acquisition is further described in Note 1 “Summary of Significant Accounting Policies” under the heading “Subsequent Events” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2011 Annual Report on Form 10-K.

On January 26, 2011, the Company purchased Remag, AG (“Remag”) of Bern, Switzerland for $4.9 million. Remag distributes a line of precision flow measurement products, some of which they manufacture, for the global industrial market. Their small turbine meters complement and expand the Company’s existing line of specialty application products. This acquisition is further described in Note 3 “Acquisitions and Investments” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2011 Annual Report on Form 10-K.

On April 1, 2010, the Company purchased Cox Instruments, LLC of Scottsdale, Arizona, and its subsidiary Flow Dynamics, Inc. for $7.8 million. Cox Instruments and Flow Dynamics manufacture and market precision high performance flow meters that are used in demanding applications such as aerospace, custody transfer and flow measurement test stands. The Company merged the two entities into a wholly-owned subsidiary named Cox

Flow Measurement, Inc. on April 1, 2010, and merged the subsidiary into Badger Meter, Inc. on December 31, 2010. This acquisition is further described in Note 3 “Acquisitions and Investments” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2011 Annual Report on Form 10-K.

Revenue and Product Mix

Prior to the Company’s introduction of its own proprietary AMR products (ORION), Itron water utility-related products were a dominant AMR contributor to the Company’s results. Itron products are sold under an agreement between the Company and Itron, Inc. that has been renewed multiple times and is in effect until early 2016. The Company’s ORION products directly compete with Itron water AMR products. In recent years, many of the Company’s customers have selected ORION products over Itron products. While ORION sales were 2.7 times greater than those of the Itron licensed products for 2011 and 2.2 times greater for 2010, the Company expects that the Itron products will remain a significant component of sales to water utilities. Continuing sales in both product lines underscores the continued acceptance of AMR technology by water utilities and affirms the Company’s strategy of selling Itron products in addition to its own proprietary products.

As the industry continues to evolve, the Company has been vigilant in anticipating and exceeding customer expectations. In 2011, the Company introduced AMA as a hardware and software solution for water and gas utilities, which it believes will help maintain the Company’s position as a market leader. The Company continues to seek opportunities for additional revenue enhancement. For instance, the Company is periodically asked to oversee and perform field installation of its products for certain customers. The Company assumes the role of general contractor, hiring installation subcontractors and supervising their work. The Company also supports its product and technology sales with the sale of extended service programs that provide additional services beyond the standard warranty. In recent years, the Company has sold ORION radio technology to natural gas utilities for installation on their gas meters. The revenues from such products and services are not yet significant and the Company is uncertain of the potential growth achievable for such products and services in future periods.

RESULTS OF OPERATIONS

Net Sales

Net sales in 2011 decreased $13.7 million, or 5.0%, to $262.9 million from $276.6 million in 2010. The overall decrease was the net result of lower volumes sold for the Company’s water application products, offset somewhat by higher sales of specialty application products. Higher prices in certain product lines also helped offset the lower water application sales.

Water application products represented 78.3% of total net sales in 2011 compared to 84.3% in 2010. These sales decreased in 2011 by $27.4 million, or 11.7%, to $205.9 million from $233.3 million. The decline was due primarily to lower volumes of the Company’s AMR/AMI related products, as well as lower sales of commercial and manual read residential meters, offset by somewhat higher prices in certain product lines. Sales of the Company’s ORION AMR technology products decreased nearly 17.0% while sales of Itron related products declined nearly 33.0%. (Itron sales were substantially higher in 2010 due to increased sales to certain customers.) In 2011, ORION related products outsold Itron related products by a ratio of 2.7 to 1. These declines were offset somewhat by higher sales of the Company’s GALAXY/AMI related products, which increased nearly 77.0% as more utilities purchased network systems. The Company believes the net decrease in water application sales was due to a continuation of certain factors, including concerns over municipal spending that continue to delay order decisions, slower housing starts and the Company’s introduction in early 2011 of the next generation of the ORION product that caused water utilities to take time to evaluate this new technology. In addition, poor weather in the Midwest and Northeast had a negative impact on sales in early 2011 due to its effects on budget demands and installation rates.

Specialty products represented 21.7% of total sales in 2011 compared to 15.7% in 2010. These sales increased $13.7 million, or 31.6%, to $57.0 million in 2011 compared to $43.3 million in 2010. The increase was due in part to the addition of $3.3 million of sales from the acquisition of Remag, which was not included in the 2010 results. Most of the other specialty product line sales increased in 2011 over 2010. In addition, the Company increased sales of radios to natural gas customers $4.9 million from $11.2 million in 2010 to $16.1 million in 2011. Much of this increase was attributable to one customer.

International sales for water application meters and related technologies are generally made to customers in Canada and Mexico, which use similar mechanical technology as customers in the U.S. International sales for water application and specialty application products are comprised primarily of sales of small valves, electromagnetic meters and automotive fluid meters in Europe, sales of electromagnetic meters and related technologies in Latin America, and sales of valves and other metering products throughout the world. In Europe, sales are made primarily in Euros. Other international sales are made in U.S. dollars or local currencies. International sales increased 2.5% to $31.6 million in 2011 from $30.8 million in 2010 primarily due to higher specialty application product sales of valves and electromagnetic meters in Europe as the global economy slowly recovers.

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

International sales for water application meters and related technologies are generally made to customers in Canada and Mexico, which use similar mechanical technology as customers in the U.S. International sales for other water application and specialty application products are comprised primarily of sales of small valves, electromagnetic meters and automotive fluid meters in Europe, sales of electromagnetic meters and related technologies in Latin America, and sales of valves and other metering products throughout the world. In Europe, sales are made primarily in Euros. Other international sales are made in U.S. dollars or local currencies. International sales increased 24.7% to $30.8 million in 2010 from $24.7 million in 2009 primarily due to higher water application product sales in Mexico and higher specialty application product sales in a variety of other countries as the global economy slowly recovered.

Gross Margins

Gross margins as a percentage of sales were 34.2%, 37.2% and 38.8% for 2011, 2010 and 2009, respectively. Gross margins were lower in 2011 compared to 2010 due to the impacts of lower volumes on fixed manufacturing costs, continuing higher prices for commodities, particularly copper, mitigated somewhat by higher prices charged for the Company’s products. Gross margins also benefited from lower manufacturing costs as more products were made at the Company’s Mexican facilities.

Gross margins were lower in 2010 compared to 2009 due to significantly higher commodity costs, particularly copper, mitigated somewhat by higher prices charged for the Company’s products as well as cost reductions as the Company began to transition additional operations to its Mexican facilities. This transition was completed in the second quarter of 2011. Approximately 70 positions were transferred from the Milwaukee facility to the Mexican facility as part of a plan to move production to lower-cost facilities.

Operating Expenses

Selling, engineering and administration costs increased $4.3 million, or 7.4%, in 2011 compared to 2010. The increase was due in part to the inclusion of Remag’s expenses which were not included in the 2010 amounts and expenses for Cox which were included in results for only nine months of 2010. Other reasons for the increase include higher amortization of various intangibles and software as well as higher costs associated with the technical support of the Company’s products. In addition, expenses for 2011 include approximately $1.1 million of charges associated with the acquisition of Racine Federated that was acquired on February 1, 2012 as well as a non-cash pension curtailment charge as a result of contract negotiations with the Company’s only union in which the union agreed to freeze its defined benefit plan at December 31, 2011 and participate in the Company’s defined contribution plan. The 2010 amounts include a one-time credit of $0.7 million for the fair value of land received in settlement of claims against a building contractor.

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

Operating Earnings

Operating earnings in 2011 decreased $17.3 million, or 38.6%, to $27.5 million compared to $44.8 million in 2010. The decrease was due to lower sales as a result of lower volumes of product sold as well as increased selling, engineering and administration expenses.

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

Interest Expense (Income), Net

Interest expense (income), net was $0.2 million in 2011 compared to $0.4 million in 2010. The decrease was due primarily to lower borrowings in 2011.

Interest expense (income), net was $0.4 million in 2010 compared to $(0.1) million in 2009. The increase was due to the reversal in 2009 of $1.2 million that was previously accrued during 2007 and 2008 related to the French tax issue discussed below under “Discontinued Operations” and lower overall debt balances.

Income Taxes

Income taxes as a percentage of earnings from continuing operations before income taxes were 29.9%, 35.5%, and 36.7% for 2011, 2010 and 2009, respectively. The 2011 results include recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns. These benefits total approximately $1.3 million and were recognized in earnings in 2011 due to the realization that such benefits became more likely than not upon the conclusion of an IRS audit of the Company’s 2009 Federal income tax return. Without these benefits, the provision for income taxes as a percentage of earnings before income taxes for 2011 would have been 34.8%, which is lower than the 2010 rate of 35.5% due to higher foreign income taxed at lower rates.

The decrease between 2010 and 2009 was due to higher Federal benefits for domestic production activities and increased foreign income tax benefits.

Earnings and Diluted Earnings Per Share from Continuing Operations

As a result of the lower operating earnings, mitigated somewhat by a lower effective tax rate, earnings from continuing operations were $19.2 million in 2011 compared to $28.7 million in 2010. On a diluted basis, earnings per share from continuing operations were $1.27 compared to $1.91 for the same periods.

Primarily as a result of the increased operating earnings and a lower effective income tax rate, earnings from continuing operations were $28.7 million in 2010 compared to $26.8 million in 2009. On a diluted basis, earnings per share from continuing operations were $1.91 compared to $1.79 for the same periods.

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

LIQUIDITY AND CAPITAL RESOURCES

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations in 2011 was $31.3 million compared to $18.4 million in 2010. The primary reason for the change between years was due to the significant increase in inventory in 2010 that did not recur in 2011. Additionally, there was no contribution to the Company’s pension plan in 2011. Cash provided by operations in 2010 was $18.4 million compared to $36.6 million in 2009. The decrease in cash provided by operations in 2010 from 2009 was due to higher inventory and receivable balances, offset somewhat by higher earnings from continuing operations and lower pension plan contributions.

Receivables at December 31, 2011 were $41.2 million compared to $40.4 million in 2010. The increase was due in part to the addition of Remag in 2011. The Company believes its net receivables balance is fully collectible.

Inventories at December 31, 2011 were $49.4 million compared to $48.3 million at December 31, 2010. The increase was due primarily to less than expected sales in the fourth quarter and the addition of Remag in 2011.

Capital expenditures totaled $5.3 million in 2011, $9.2 million in 2010 and $7.8 million in 2009. These amounts vary due to the timing of capital expenditures. The Company believes it has adequate capacity to increase production levels with minimal additional capital expenditures.

Intangible assets decreased to $33.7 million at December 31, 2011 from $34.2 million at December 31, 2010, primarily due to normal amortization, partially offset by intangibles acquired with the Remag acquisition in 2011.

Other assets decreased to $6.3 million at December 31, 2011 compared to $7.4 million at December 31, 2010 due to the redemption of life insurance policies on several individuals that were associated with the Company. Long-term deferred income tax assets increased to $2.3 million at December 31, 2011 compared to $1.7 million in 2010 due to the timing of certain tax deductions, primarily for pension plan remeasurement. Goodwill increased to $9.4 million at December 31, 2011 compared to $9.2 million at December 31, 2010. The increase was due to the acquisition of Remag in 2011.

Short-term debt decreased from December 31, 2010 to December 31, 2011 as cash generated from operations was used to pay down debt. These accounts totaled $1.8 million at December 31, 2011, a decrease from $12.9 million at December 31, 2010. At the end of 2011, debt represented less than 1.0% of the Company’s total capitalization. None of the Company’s debt carries financial covenants nor is it secured.

Payables increased slightly at December 31, 2011 as the result of the timing of purchases. Accrued compensation and employee benefits decreased $0.4 million between years due primarily to lower employee incentives.

Warranty and other after-sale costs increased $0.7 million to $1.6 million at December 31, 2011 compared to $0.9 million at December 31, 2010 due to a reserve for a specific known issue. Other accrued employee benefits increased to $10.0 million at December 31, 2011 from $6.4 million at December 31, 2010, primarily due to additional liabilities associated with the Company’s defined benefit pension plan, which was offset (net of tax) in Accumulated Other Comprehensive Loss.

Common Stock and capital in excess of par value both increased during 2011 due to the exercise of stock options, stock compensation expense and the tax benefit on stock options. Treasury stock decreased slightly due to shares issued in connection with the Company’s dividend reinvestment program.

Accumulated other comprehensive loss increased by $1.4 million in 2011 from 2010, net of tax, primarily due to changes in the funded status of the Company’s pension plan and other postretirement benefits.

The Company’s financial condition remains strong. In October 2011, the Company renewed its principal line of credit (increasing it to $65.0 million) for one year with its primary lender. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $76.3 million of unused credit lines available at December 31, 2011.

In February 2012, the Company expanded its principal line of credit from $65.0 million to $90.0 million from February 16, 2012 to June 16, 2012 with interest calculated using 30-day LIBOR plus 150 percentage points over the index. This increase is intended to meet short-term cash needs, if any, that may arise as the result of funding the acquisition of Racine Federated with approximately $57.0 million of cash, as well as any cash needs resulting from a $30.0 million stock buyback program that began in the first quarter of 2012. The entire credit facility may be used for the issuance of commercial paper. This facility is unsecured, but there is a minimum tangible net worth covenant in effect for the period.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements at December 31, 2011.

CONTRACTUAL OBLIGATIONS

In 2010, the Company restructured the outstanding debt of its Employee Savings and Stock Option Plan (the “ESSOP”) by loaning the ESSOP $0.5 million to repay a loan to a third party and loaning the ESSOP an additional $1.0 million to purchase additional shares of the Company’s Common Stock for future 401(k) savings plan matches under a program that will expire on December 31, 2020. Under this program, the Company agreed to pay the principal and interest on the new loan amount of $1.5 million. The receivable from the ESSOP and the related obligation were therefore netted to zero on the Company’s Consolidated Balance Sheets at December 31, 2011 and 2010. The terms of the loan call for equal payments of principal with the final payment due on December 31, 2020. At December 31, 2011, $1.5 million of the loan balance remains.

The following table includes the Company’s significant contractual obligations as of December 31, 2011. There are no undisclosed guarantees.

	Payments due by period
	Total	Less than 1 year	1-3 years	4-6 years	Beyond
	(In thousands)
Short-term debt	$1,790	$1,790	$—	$—	$—
Operating leases	2,225	758	1,431	12	24

Total contractual obligations	$4,015	$2,548	$1,431	$12	$24

Other than items included in the preceding table, as of December 31, 2011, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and postretirement plans which are discussed in detail in Note 7 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2011 Annual Report on Form 10-K. As of the most recent actuarial measurement date, the Company estimates that its contribution for the 2012 calendar year will be $1.9 million. Postretirement medical claims are paid by the Company as they are submitted, and they are anticipated to be $0.5 million in 2012 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company’s accounting policies are more fully described in Note 1 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2011 Annual Report on Form 10-K. As discussed in Note 1, the preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s more significant estimates relate primarily to the following judgmental reserves: allowance for doubtful accounts, reserve for obsolete inventories, warranty and after-sale costs reserve, and the healthcare reserve for claims incurred, but not reported. Each of these reserves is evaluated quarterly and is reviewed with the Company’s Disclosure Committee and the Audit and Compliance Committee of the Board of Directors. The basis for the reserve amounts is determined by analyzing the anticipated exposure for each account, and then selecting the most likely amount based upon historical experience and various other considerations that are believed to be reasonable under the circumstances. These methods have been used for all years in the presented financials and have been used consistently throughout each year. Actual results may differ from these estimates if actual experiences vary from the Company’s assumptions.

The criteria used for calculating each of the reserve amounts vary by type of reserve. For the allowance for doubtful accounts reserve, significant past due balances are individually reviewed for collectibility, while the balance of accounts are reviewed in conjunction with applying historical write-off ratios. The calculation for the obsolete inventories reserve is determined by analyzing the relationship between the age and quantity of items on hand versus estimated usage to determine if excess quantities exist. The calculation for warranty and after-sale costs reserve uses criteria that include known potential problems on past sales as well as historical claim experience and current warranty trends. The healthcare reserve for claims incurred, but not reported is determined by using medical cost trend analyses, reviewing subsequent payments made and estimating unbilled amounts. The changes in the balances of these reserves at December 31, 2011 compared to the prior year were due to normal business conditions and are not deemed to be significant. While the Company continually tries to improve its estimates, no significant changes in the underlying processes are expected in 2012.

The Company also uses estimates in four other significant areas: (i) pension and other postretirement obligations and costs, (ii) stock-based compensation, (iii) income taxes, and (iv) evaluating goodwill at least annually for impairment. The actuarial valuations of benefit obligations and net periodic benefit costs rely on key assumptions including discount rates and long-term expected return on plan assets. The Company’s discount rate assumptions for its pension and postretirement plans are based on the average yield of a hypothetical high quality bond portfolio with maturities that approximately match the estimated cash flow needs of the plans. The assumptions for expected long-term rates of return on assets for its pension plan are based on historical experience and estimated future investment returns, taking into consideration anticipated asset allocations, investment strategies and the views of various investment professionals. On December 31, 2010, the Company froze its pension plan for its non-union participants and formed a new defined contribution feature within the ESSOP plan in which each employee received a similar benefit. On December 31, 2011, the Company froze its pension plan for its union participants and included them in the same defined contribution feature within the ESSOP. The total cost of the Company’s stock-based awards is equal to the grant date fair value per award multiplied by the number of awards granted, adjusted for forfeitures. Forfeitures are initially estimated based on historical Company information and subsequently updated over the life of the awards to ultimately reflect actual forfeitures, which could have an impact on the amount of stock compensation cost recognized from period to period. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results compared to those forecasted at the beginning of the fiscal year. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The reserve for uncertainty in income taxes is a matter of judgment based on an evaluation of the individual facts and circumstances of each tax position in light of all available evidence, including historic data and current trends. A tax benefit is recognized when it is “more likely than not” to be sustained based solely on the technical merits of each tax position. Goodwill impairment, if any, is determined by comparing the fair value of the reporting unit with its carrying value. The Company evaluates and updates all of these assumptions quarterly. Actual results may differ from these estimates.

OTHER MATTERS

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2011, 2010 and 2009 were not material.

Like other companies in recent years, the Company is named as a defendant in numerous pending multi-claimant/multi-defendant lawsuits alleging personal injury as a result of exposure to asbestos, manufactured by third parties, and integrated into or sold with a very limited number of the Company’s products. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based in part on the fact that no claimant has proven or substantially demonstrated asbestos exposure caused by products manufactured or sold by the Company and that a number of cases have been voluntarily dismissed.

The Company has been named as a defendant in two pending patent infringement lawsuits. One of these lawsuits alleges the Company and other parties infringed a patent on a metering data feature. The other lawsuit alleges the Company and other parties infringed an automotive lubrication product patent. As part of its sales contracts, the Company indemnifies customers for intellectual property infringement claims on its products and pays for certain costs, damages and fees if applicable conditions are met. The complaints seek unspecified damages as well as injunctive relief. The Company believes these claims are without merit and it is vigorously defending its interests. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

See the “Special Note Regarding Forward Looking Statements” at the front of this Annual Report on Form 10-K and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of risks and uncertainties that could impact the Company’s financial performance and results of operations.

MARKET RISKS

In the ordinary course of business, the Company is exposed to various market risks. The Company operates in an environment where competition varies from moderate to intense. The Company believes it currently provides the leading technology in water meters and AMR/AMI/AMA systems for water utilities. A number of the Company’s competitors in certain markets have greater financial resources. Competitors also include alliance partners that sell products that do or may compete with our products, particularly those that provide AMR/AMI connectivity solutions. In addition, the market’s level of acceptance of the Company’s newer products, such as the recently introduced AMA systems, may have a significant effect on the Company’s results of operations. As a result of significant research and development activities, the Company enjoys favorable patent positions for several of its products.

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

Raw materials used in the manufacture of the Company’s products include purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel and cast iron), plastic resins, glass, microprocessors and other electronic subassemblies and components. The Company does not hold significant amounts of precious metals. The price and availability of raw materials is influenced by economic and industry conditions, including supply and demand factors that are difficult to anticipate and cannot be controlled by the Company. Commodity risk is managed by keeping abreast of economic conditions and locking in purchase prices for quantities that correspond to the Company’s forecasted usage.

The Company’s foreign currency risk relates to the sales of products to foreign customers and purchases of material from foreign vendors. The Company uses lines of credit with U.S. and European banks to offset currency exposure related to European receivables and other monetary assets. As of December 31, 2011 and 2010, the Company’s foreign currency net monetary assets were partially offset by comparable debt resulting in no material exposure to the results of operations. The Company believes the effect of a change in foreign currency rates will not have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

The Company typically does not hold or issue derivative instruments and has a policy specifically prohibiting the use of such instruments for trading purposes.

The Company’s short-term debt on December 31, 2011 was floating rate debt with market values approximating carrying value. Future annual interest costs for short-term debt will fluctuate based upon short-term interest rates. For the short-term debt on hand on December 31, 2011, the effect of a 1% change in interest rates is approximately $18,000.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Information required by this Item is set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in this 2011 Annual Report on Form 10-K.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

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

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Badger Meter, Inc.

We have audited Badger Meter, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Badger Meter, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Badger Meter, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Badger Meter, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 8, 2012, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Milwaukee, Wisconsin

March 8, 2012

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Badger Meter, Inc.

We have audited the accompanying consolidated balance sheets of Badger Meter, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Badger Meter, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Badger Meter, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Milwaukee, Wisconsin

March 8, 2012

BADGER METER, INC.

Consolidated Balance Sheets

	December 31,
	2011	2010
	(Dollars in thousands)
Assets
Current assets:
Cash	$4,975	$3,089
Receivables	41,168	40,429
Inventories:
Finished goods	13,476	9,800
Work in process	11,377	15,284
Raw materials	24,583	23,232

Total inventories	49,436	48,316
Prepaid expenses and other current assets	2,266	2,381
Deferred income taxes	3,350	3,122

Total current assets	101,195	97,337
Property, plant and equipment, at cost:
Land and improvements	8,011	7,874
Buildings and improvements	49,840	48,014
Machinery and equipment	87,077	88,066

	144,928	143,954
Less accumulated depreciation	(78,826)	(77,866)

Net property, plant and equipment	66,102	66,088
Intangible assets, at cost less accumulated amortization	33,680	34,170
Other assets	6,259	7,449
Deferred income taxes	2,309	1,658
Goodwill	9,365	9,162

Total assets	$218,910	$215,864

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$1,790	$12,878
Payables	11,365	11,159
Accrued compensation and employee benefits	6,734	7,143
Warranty and after-sale costs	1,593	889
Income and other taxes	931	610

Total current liabilities	22,413	32,679
Other long-term liabilities	1,078	2,472
Accrued non-pension postretirement benefits	6,103	5,972
Other accrued employee benefits	10,035	6,358
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common Stock, $1 par; authorized 40,000,000 shares; issued 21,292,030 shares in 2011 and 21,258,850 shares in 2010	21,292	21,259
Capital in excess of par value	39,445	37,582
Reinvested earnings	166,271	156,101
Accumulated other comprehensive loss	(14,566)	(13,137)
Less: Employee benefit stock	(1,485)	(1,536)
Treasury stock, at cost; 6,169,329 shares in 2011 and 6,210,361 shares in 2010	(31,676)	(31,886)

Total shareholders’ equity	179,281	168,383

Total liabilities and shareholders’ equity	$218,910	$215,864

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Operations

	Years ended December 31
	2011	2010	2009
	(In thousands except per share amounts)
Net sales	$262,915	$276,634	$250,337
Cost of sales	173,095	173,810	153,323

Gross margin	89,820	102,824	97,014
Selling, engineering and administration	62,286	58,001	54,771

Operating earnings	27,534	44,823	42,243
Interest expense (income), net	185	385	(90)

Earnings from continuing operations before income taxes	27,349	44,438	42,333
Provision for income taxes (Note 8)	8,188	15,776	15,553

Earnings from continuing operations	19,161	28,662	26,780
Earnings from discontinued operations net of income taxes (Note 8)	—	—	7,390

Net earnings	$19,161	$28,662	$34,170

Earnings per share:
Basic:
from continuing operations	$1.28	$1.92	$1.81
from discontinued operations	—	—	.50

Total basic	$1.28	$1.92	$2.31

Diluted:
from continuing operations	$1.27	$1.91	$1.79
from discontinued operations	—	—	.49

Total diluted	$1.27	$1.91	$2.28

Shares used in computation of earnings per share:
Basic	14,971	14,906	14,800
Impact of dilutive securities	78	100	148

Diluted	15,049	15,006	14,948

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Operating activities:
Net earnings	$19,161	$28,662	$34,170
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	7,144	6,704	6,731
Amortization	2,347	1,755	1,427
Deferred income taxes	(800)	1,981	5,169
Previously unrecognized tax benefits, including interest	—	—	(8,599)
Contributions to pension	—	(4,700)	(10,100)
Gain on legal settlement	—	(740)	—
Noncurrent employee benefits	4,704	2,266	3,670
Stock-based compensation expense	1,470	1,365	1,172
Changes in:
Receivables	(616)	(3,777)	1,347
Inventories	42	(14,886)	7,015
Prepaid expenses and other current assets	(850)	55	(209)
Liabilities other than debt	(1,285)	(289)	(5,205)

Total adjustments	12,156	(10,266)	2,418

Net cash provided by operations	31,317	18,396	36,588

Investing activities:
Property, plant and equipment additions	(5,336)	(9,238)	(7,750)
Acquisitions, net of cash acquired	(3,954)	(7,280)	—
Investment in emerging technology company	—	(1,500)	—
Acquisition of intangible assets	—	(8,028)	—

Net cash used for investing activities	(9,290)	(26,046)	(7,750)

Financing activities:
Net increase (decrease) in short-term debt	(11,893)	10,457	(7,437)
Repayments of long-term debt	—	(5,429)	(9,750)
Dividends paid	(9,023)	(7,784)	(6,830)
Proceeds from exercise of stock options	236	362	1,179
Tax benefit on stock options	190	525	1,162
Employee benefit stock purchase	—	(1,000)	—
Issuance of treasury stock	493	152	183

Net cash used for financing activities	(19,997)	(2,717)	(21,493)

Effect of foreign exchange rates on cash	(144)	127	(233)

Increase (decrease) in cash	1,886	(10,240)	7,112
Cash — beginning of period	3,089	13,329	6,217

Cash — end of period	$4,975	$3,089	$13,329

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$10,308	$10,884	$13,238
Interest (including $11 of capitalized interest in 2009)	$324	$330	$861

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Shareholders’ Equity

	Years ended December 31,
	Common stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Employee benefit stock	Treasury stock	Total
	(In thousands except per share amounts)
Balance, December 31, 2008	$21,074	$31,563	$107,887	$(16,672)	$(659)	$(32,170)	$111,023

Comprehensive income:
Net earnings	—	—	34,170	—	—	—	34,170
Other comprehensive income:
Employee benefit funded status adjustment (net of $(709) tax effect)	—	—	—	1,987	—	—	1,987
Foreign currency translation	—	—	—	100	—	—	100

Comprehensive income							36,257
Cash dividends of $0.46 per share	—	—	(6,832)	—	—	—	(6,832)
Stock options exercised	136	1,044	—	—	—	—	1,180
Tax benefit on stock options and dividends	—	1,162	—	—	—	—	1,162
ESSOP transactions	—	170	—	—	74	—	244
Stock-based compensation		882	—	—	—	—	882
Issuance of treasury stock (28 shares)	—	400	—	—	—	145	545

Balance, December 31, 2009	21,210	35,221	135,225	(14,585)	(585)	(32,025)	144,461

Comprehensive income:
Net earnings	—	—	28,662	—	—	—	28,662
Other comprehensive income (loss):
Employee benefit funded status adjustment (net of $(1,426) tax effect)	—	—	—	1,730	—	—	1,730
Foreign currency translation	—	—	—	(282)	—	—	(282)

Comprehensive income							30,110
Cash dividends of $0.52 per share	—	—	(7,786)	—	—	—	(7,786)
Stock options exercised	49	313	—	—	—	—	362
Tax benefit on stock options and dividends	—	525	—	—	—	—	525
ESSOP transactions	—	159	—	—	(951)	—	(792)
Stock-based compensation	—	967	—	—	—	—	967
Issuance of treasury stock (27 shares)	—	397	—	—	—	139	536

Balance, December 31, 2010	21,259	37,582	156,101	(13,137)	(1,536)	(31,886)	168,383

Comprehensive income:
Net earnings	—	—	19,161	—	—	—	19,161
Other comprehensive income (loss):
Employee benefit funded status adjustment (net of $(835) tax effect)	—	—	—	(1,162)	—	—	(1,162)
Foreign currency translation	—	—	—	(267)	—	—	(267)

Comprehensive income							17,732
Cash dividends of $0.60 per share	—	—	(8,991)	—	—	—	(8,991)
Stock options exercised	33	202	—	—	—	—	235
Tax benefit on stock options and dividends	—	190	—	—	—	—	190
ESSOP transactions	—	53	—	—	51	—	104
Stock-based compensation	—	1,134	—	—	—	—	1,134
Issuance of treasury stock (41 shares)	—	284	—	—	—	210	494

Balance, December 31, 2011	$21,292	$39,445	$166,271	$(14,566)	$(1,485)	$(31,676)	$179,281

*	Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes.

BADGER METER, INC.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Note 1    Summary of Significant Accounting Policies

Profile

The core competency of the Company is flow measurement solutions. The Company is a leading innovator, manufacturer and marketer of flow measurement and control products, serving water and gas utilities, municipalities and industrial customers worldwide. The Company’s products are used in a wide variety of applications, including water, oil and lubricants, and are known for their high degree of accuracy, long-lasting durability and ability to provide valuable and timely measurement information to customers. The Company’s product lines fall into two categories: water applications and specialty applications.

Water applications, the largest category by sales volume, include water meters and related technologies and services used by water utilities as the basis for generating water and wastewater revenues. The key market for the Company’s water meter products is North America, primarily the United States, because the meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The Company’s products are also sold for other water-based purposes, including irrigation, water reclamation and industrial process applications.

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

	Balance at beginning of year	Provision and reserve adjustments	Write-offs less recoveries	Reserve acquired		Balance at end of year
	(In thousands)
2011	$441	$91	$(274)	$40	(a)	$298
2010	$291	$227	$(77)	$—		$441
2009	$560	$(212)	$(57)	$—		$291

(a)	The reserve increased $40,000 in 2011 related to the acquisition of Remag AG. Refer to Note 3 “Acquisitions and Investments” for a description of the acquisition.

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2011, 2010 and 2009

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company estimates and records provisions for obsolete inventories. Changes to the Company’s obsolete inventories reserve are as follows:

	Balance at beginning of year	Net additions charged to earnings	Disposals	Reserve acquired		Balance at end of year
	(In thousands)
2011	$2,775	$288	$(423)	$40	(a)	$2,680
2010	$2,042	$1,345	$(612)	$—		$2,775
2009	$1,746	$705	$(409)	$—		$2,042

(a)	The reserve increased $40,000 in 2011 related to the acquisition of Remag AG. Refer to Note 3 “Acquisitions and Investments” for a description of the acquisition.

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

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from 10 to 20 years. The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense expected to be recognized is $2.3 million in each of the subsequent five years beginning with 2012. The carrying value and accumulated amortization by major class of intangible assets are as follows:

	December 31, 2011		December 31, 2010
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(In thousands)
Technologies	$31,928	$5,150	$32,228	$3,720
Non-compete agreement	1,932	675	1,900	489
Licenses	650	373	650	356
Trademarks	150	145	150	130
Customer list	3,423	291	1,663	83
Trade name	2,523	292	2,481	124

Total intangibles	$40,606	$6,926	$39,072	$4,902

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2011, 2010 and 2009

Goodwill

Goodwill is tested for impairment annually during the fourth fiscal quarter or more frequently if an event indicates that the goodwill might be impaired. Potential impairment is identified by comparing the fair value of a reporting unit with its carrying value. No adjustments were recorded to goodwill as a result of these reviews during 2011, 2010 and 2009.

Goodwill was $9.4 million, $9.2 million and $7.0 million at December 31, 2011, 2010 and 2009, respectively. The increases were the result of the Remag, AG of Bern, Switzerland acquisition in 2011, and the Cox Instruments, LLC of Scottsdale, Arizona acquisition in 2010. Both acquisitions are further described in Note 3 “Acquisitions and Investments.”

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

	Balance at beginning of year	Net additions charged to earnings		Costs incurred and adjustments	Reserve acquired		Balance at end of year
	(In thousands)
2011	$889	$1,592	(a)	$(888)	$—		$1,593
2010	$907	$552		$(668)	$98	(b)	$889
2009	$1,327	$409		$(829)	$—		$907

(a)	Included in the 2011 increase in the reserve was $0.6 million related to a specific product issue.

(b)	The reserve increased $98,000 in 2010 related to the acquisition of Cox Flow Measurement. Refer to Note 3 “Acquisitions and Investments” for a description of the acquisition.

Research and Development

Research and development costs are charged to expense as incurred and amounted to $8.1 million, $7.2 million and $6.9 million in 2011, 2010 and 2009, respectively.

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2011, 2010 and 2009

Stock-Based Compensation Plans

As of December 31, 2011, the Company has an Omnibus Incentive Plan under which 700,000 shares are reserved for restricted stock and stock options grants for employees as well as stock grants for Directors as described in Note 5 “Stock Compensation.” The plan was approved in 2011 and replaced all prior stock-based plans except for shares and options previously issued under those plans.

The Company recognizes the cost of stock-based awards in net earnings for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. The Company estimates the fair value of its option awards using the Black-Scholes option-pricing formula, and records compensation expense for stock options ratably over the stock option grant’s vesting period. The Company values restricted stock and stock grants for Directors on the closing price of the Company’s stock on the day the grant was awarded. Total stock compensation expense recognized by the Company was $1.5 million for 2011, $1.4 million for 2010 and $1.2 million for 2009.

Healthcare

The Company estimates and records provisions for healthcare claims incurred but not reported, based on medical cost trend analyses, reviews of subsequent payments made and estimates of unbilled amounts.

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) at December 31 are as follows:

	2011	2010
	(In thousands)
Cumulative foreign currency translation adjustment	$1,190	$1,457
Unrecognized pension and postretirement benefit plan liabilities, net of tax	(15,756)	(14,594)

Accumulated other comprehensive loss	$(14,566)	$(13,137)

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

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2011, 2010 and 2009

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

On February 1, 2012, the Company acquired 100% of the outstanding common stock of Racine Federated, Inc. of Racine, Wisconsin and its subsidiary Premier Control Technologies, Ltd. located in Thetford, England for approximately $57.0 million of cash. Racine Federated manufactures and markets flow meters for the water industry, as well as various industrial metering and specialty products. These products complement and expand the Company’s existing lines of water application and specialty application products for the global flow measurement business.

Since the acquisition closed subsequent to December 31, 2011, the accompanying consolidated financial statements do not reflect any adjustments related to the acquisition, although transaction costs of approximately $1.1 million are included in selling, engineering and administration in the Company’s Consolidated Statements of Operations for 2011.

The most recently audited financial statements of Racine Federated, Inc. reported $33.4 million of net sales for the calendar year ended December 31, 2010.

The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is incomplete because the acquisition was only recently consummated and the Company has just begun the valuation process. Therefore, all asset and liability related disclosures have been omitted and the impact of any amortization on the expected step up in historical asset values has been excluded.

In February 2012, the Company expanded its principal line of credit from $65.0 million to $90.0 million from February 16, 2012 to June 16, 2012 with interest calculated using 30-day LIBOR plus 150 percentage points over the index. This increase is intended to meet short-term cash needs, if any, that may arise as the result of funding the acquisition of Racine Federated with approximately $57.0 million of cash, as well as any cash needs resulting from a $30.0 million stock buyback program that began in the first quarter of 2012. The entire credit facility may be used for the issuance of commercial paper. This facility is unsecured, but there is a minimum tangible net worth covenant in effect for the period.

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

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2011, 2010 and 2009

The Company’s Board of Directors has authorized a share repurchase program up to $30.0 million in shares of Common Stock in the open market for a period of two years ending February 10, 2014, if not terminated sooner. No shares have been repurchased under this program as of December 31, 2011.

Stock Options

Stock options to purchase 137,720, 98,700 and 74,700 shares of the Company’s Stock in 2011, 2010 and 2009, respectively, were not included in the computation of dilutive securities because the exercise price was greater than the average stock price for that period, and accordingly their inclusion would have been anti-dilutive.

Note 3    Acquisitions and Investments

On January 26, 2011, the Company purchased Remag AG of Bern, Switzerland for $4.9 million. Remag manufactures and markets a small plastic turbine meter used in HVAC and white goods. The Company included these products with its other specialty application products. The Company’s purchase price allocation included $0.9 million of cash, plus approximately $0.4 million of receivables, $0.4 million of inventory, $0.3 million of other assets, $2.0 million of fixed assets, $1.8 million of intangibles, $0.2 million of goodwill and $1.1 million of liabilities.

The Remag acquisition was accounted for under the purchase method, and accordingly, the results of operations were included in the Company’s financial statements from the date of acquisition. The acquisition did not have a material impact on the Company’s consolidated financial statements or the notes thereto.

On April 1, 2010, the Company purchased Cox Instruments, LLC of Scottsdale, Arizona, and its subsidiary Flow Dynamics, Inc. for $7.8 million. Cox Instruments and Flow Dynamics manufacture and market precision high performance flow meters that are used in demanding applications such as aerospace, custody transfer and flow measurement test stands. The Company merged the two entities into a wholly-owned subsidiary named Cox Flow Measurement, Inc. on April 1, 2010, and merged the subsidiary into Badger Meter, Inc. on December 31, 2010. The Company’s purchase price allocation included $0.6 million of cash, plus approximately $0.7 million of receivables, $1.1 million of inventory, $0.3 million of fixed assets, $4.3 million of intangibles, $2.2 million of goodwill and $1.4 million of liabilities.

The Cox Instruments acquisition was accounted for under the purchase method, and accordingly, the results of operations were included in the Company’s financial statements from the date of acquisition. The acquisition did not have a material impact on the Company’s consolidated financial statements or the notes thereto.

In September 2010, the Company acquired a license to manufacture and sell a key component of the Company’s line of turbine meters for $8.0 million. This amount is included in Intangible Assets in the accompanying Consolidated Balance Sheets.

In June 2010, the Company invested $1.5 million to purchase a small ownership percentage in an emerging technology company. This amount is included in Other Assets in the accompanying Consolidated Balance Sheets. The Company accounts for this investment under the cost method as it does not have the ability to exercise significant influence and there is not a readily determinable market value.

Refer to Note 1 “Summary of Significant Accounting Policies” under the heading “Subsequent Events” for a discussion the Racine Federated acquisition.

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2011, 2010 and 2009

Note 4    Short-term Debt and Credit Lines

Short-term debt at December 31, 2011 and 2010 consisted of:

	2011	2010
	(In thousands)
Notes payable to banks	$1,790	$2,278
Commercial paper	—	10,600

Total short-term debt	$1,790	$12,878

Included in notes payable to banks was $1.6 million and $2.3 million outstanding in 2011 and 2010, respectively, under a 4.0 million euro-based revolving loan facility (U.S. dollar equivalent of $5.2 million and $5.4 million at December 31, 2011 and 2010, respectively) that does not expire and which bore interest at 2.52% and 2.37% during 2011 and 2010, respectively. The Company has $77.9 million of short-term credit lines with domestic and foreign banks, which includes a $65.0 million line of credit that can also support the issuance of commercial paper.

Note 5    Stock Compensation

As of December 31, 2011, the Company has an Omnibus Incentive Plan under which 700,000 shares are reserved for restricted stock and stock options grants for employees as well as stock grants for Directors. The plan was approved in 2011 and replaced all prior stock-based plans except for shares and options previously issued under those plans. As of December 31, 2011, there were 633,000 shares of the Company’s Common Stock available for grant under the 2011 Omnibus Incentive Plan. The Company recognizes the cost of stock-based awards in net earnings for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. The following sections describe the three types of grants in more detail.

Stock Options

The Company estimates the fair value of its option awards using the Black-Scholes option-pricing formula, and records compensation expense for stock options ratably over the stock option grant’s vesting period. Stock option compensation expense recognized by the Company for the year ended December 31, 2011 related to stock options was $409,000 compared to $454,000 in 2010 and $347,000 in 2009.

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2011, 2010 and 2009

The following table summarizes the transactions of the Company’s stock option plans for the three-year period ended December 31, 2011:

	Number of shares	Weighted-average exercise price
Options outstanding —
December 31, 2008	348,930	$13.87
Options granted	53,400	$38.69
Options exercised	(135,920)	$8.68
Options forfeited	(2,400)	$27.53

Options outstanding —
December 31, 2009	264,010	$21.44
Options granted	36,000	$38.41
Options exercised	(48,760)	$7.42

Options outstanding —
December 31, 2010	251,250	$26.59
Options granted	31,500	$36.59
Options exercised	(33,180)	$7.07
Options forfeited	(4,480)	$38.20

Options outstanding —
December 31, 2011	245,090	$30.30

Price range $5.75 — $24.94
(weighted-average contractual life of 2.7 years)	85,170	$13.80
Price range $24.95 — $38.41
(weighted-average contractual life of 6.6 years)	88,020	$36.01
Price range $38.42 — $52.81
(weighted-average contractual life of 7.0 years)	71,900	$42.87

Exercisable options —
December 31, 2009	161,862	$12.04
December 31, 2010	144,022	$17.92
December 31, 2011	152,762	$25.29

The following assumptions were used for valuing options granted in the years ended December 31:

	2011	2010
Per share fair value of options granted during the period	$9.80	$10.98
Risk-free interest rate	1.98%	2.40%
Dividend yield	1.48%	1.22%
Volatility factor	48%	49%
Weighted-average expected life in years	2.3	2.4

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2011, 2010 and 2009

The following table summarizes the aggregate intrinsic value related to options exercised, outstanding and exercisable as of and for the years ended December 31:

	2011	2010
	(In thousands)
Exercised	$560	$1,549
Outstanding	$1,332	$4,613
Exercisable	$1,312	$3,861

As of December 31, 2011, the unrecognized compensation cost related to stock options is approximately $0.9 million, which will be recognized over a weighted average period of 2.4 years.

Nonvested Stock

Director Stock Grant Plan:    Non-employee directors receive an annual award of $45,000 worth of shares of the Company’s Common Stock under the shareholder-approved 2011 Omnibus Incentive Plan. The Company values stock grants for Directors on the closing price of the Company’s stock on the day the grant was awarded. The Company records compensation expense for this plan ratably over the annual service period beginning May 1. Director stock compensation expense recognized by the Company for the year ended December 31, 2011 was $336,000 compared to $315,000 of compensation expense recognized in 2010, and $290,000 recognized in 2009. As of December 31, 2011, the unrecognized compensation cost related to the nonvested director stock award that is expected to be recognized over the remaining four months is estimated to be approximately $111,000.

Restricted Stock:    The Company periodically issues nonvested shares of the Company’s Common Stock to certain eligible employees, generally with a three-year cliff vesting period contingent on employment. The Company values restricted stock on the closing price of the Company’s stock on the day the grant was awarded. The Company records compensation expense for these plans ratably over the vesting periods. Nonvested stock compensation expense recognized by the Company for the year ended December 31, 2011 was $725,000 compared to $596,000 in 2010 and $624,000 in 2009.

The fair value of nonvested shares is determined based on the market price of the shares on the grant date.

	Shares	Fair value per share
Nonvested at December 31, 2008	73,666	$33.05
Granted	20,100	$38.69
Vested	(45,916)	$31.54
Forfeited	(1,250)	$32.68

Nonvested at December 31, 2009	46,600	$37.09
Granted	18,500	$38.41
Vested	(15,800)	$24.94
Forfeited	(1,400)	$39.28

Nonvested at December 31, 2010	47,900	$41.52
Granted	28,650	$36.59
Vested	(10,900)	$51.26
Forfeited	(2,350)	$39.30

Nonvested at December 31, 2011	63,300	$37.69

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2011, 2010 and 2009

As of December 31, 2011, there was $1.1 million of unrecognized compensation cost related to nonvested restricted stock that is expected to be recognized over a weighted average period of 1.5 years.

Note 6    Commitments and Contingencies

Commitments

The Company leases equipment and facilities under non-cancelable operating leases, some of which contain renewal options. Total future minimum lease payments consisted of the following at December 31, 2011:

Total leases
(In thousands)
2012	$758
2013	661
2014	473
2015	297
2016	6
Thereafter	30

Total lease obligations	$2,225

Total rental expense charged to operations under all operating leases was $1.7 million, $1.5 million and $1.2 million in 2011, 2010 and 2009, respectively.

The Company makes commitments in the normal course of business. At December 31, 2011, the Company had various contractual obligations, specifically operating leases that totaled $2.2 million, of which $0.8 million is due in 2012 and the remainder due between 2013 and 2021.

Contingencies

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2011, 2010 and 2009 were not material.

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2011, 2010 and 2009

Like other companies in recent years, the Company has been named as a defendant in numerous pending multi-claimant/multi-defendant lawsuits alleging personal injury as a result of exposure to asbestos, manufactured by third parties, and integrated into or sold with a very limited number of the Company’s products. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based in part on the fact that no claimant has proven or substantially demonstrated asbestos exposure caused by products manufactured or sold by the Company and that a number of cases have been voluntarily dismissed.

The Company has been named as a defendant in two pending patent infringement lawsuits. One of these lawsuits alleges the Company and other parties infringed a patent on a metering data feature. The other lawsuit alleges the Company and other parties infringed an automotive lubrication product patent. As part of its sales contracts, the Company indemnifies customers for intellectual property infringement claims on its products and pays for certain costs, damages and fees if applicable conditions are met. The complaints seek unspecified damages as well as injunctive relief. The Company believes these claims are without merit and it is vigorously defending its interests. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

The Company relies on single suppliers for most brass castings and certain electronic subassemblies in several of its product lines. The Company believes these items would be available from other sources, but that the loss of certain suppliers would result in a higher cost of materials, delivery delays, short-term increases in inventory and higher quality control costs in the short term. The Company attempts to mitigate these risks by working closely with key suppliers, purchasing minimal amounts from alternative suppliers and by purchasing business interruption insurance where appropriate.

The Company reevaluates its exposures on a periodic basis and makes adjustments to reserves as appropriate.

Note 7    Employee Benefit Plans

The Company maintains a non-contributory defined benefit pension plan that covers substantially all U.S. employees employed at December 31, 2011, and supplemental non-qualified pension plans for certain officers and other key employees. Pension benefits are based primarily on years of service and, for certain plans, levels of compensation.

The Company also has certain postretirement healthcare benefit plans that provide medical benefits for certain U.S. retirees and eligible dependents. Employees are eligible to receive postretirement healthcare benefits upon meeting certain age and service requirements. These plans require employee contributions to offset benefit costs.

Amounts included in accumulated other comprehensive loss, net of tax, at December 31, 2011 that have not yet been recognized in net periodic benefit cost are as follows:

	Pension plans	Other postretirement benefits
	(In thousands)
Prior service cost	$—	$290
Net actuarial loss	$15,237	$229

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2011, 2010 and 2009

Amounts included in accumulated other comprehensive loss, net of tax, at December 31, 2011 expected to be recognized in net periodic benefit cost during the fiscal year ending December 31, 2012 are as follows:

	Pension plans	Other postretirement benefits
	(In thousands)
Prior service credit	$—	$99
Net actuarial loss	$1,286	$—

Qualified Pension Plan

The Company maintains a non-contributory defined benefit pension plan (sometimes referred to as the “qualified pension plan”) for certain employees who were employed at December 31, 2011. On December 31, 2010, the Company froze the qualified pension plan for its non-union participants and formed a new defined contribution feature within the ESSOP plan in which each employee received a similar benefit. On December 31, 2011, the Company froze the qualified pension plan for its union participants and included them in the same defined contribution feature within the ESSOP. After December 31, 2011, employees will receive no future benefits under the qualified pension benefit plan as benefits were frozen and the employees now receive a defined contribution in its place. Employees will continue to earn returns on their frozen balances.

The following table sets forth the components of net periodic pension cost for the years ended December 31, 2011, 2010 and 2009 based on a December 31 measurement date:

	2011	2010	2009
	(In thousands)
Service cost — benefits earned during the year	$464	$1,857	$1,804
Interest cost on projected benefit obligations	2,415	2,473	2,995
Expected return on plan assets	(3,767)	(3,689)	(3,387)
Amortization of prior service cost (income)	196	66	(64)
Amortization of net loss	1,698	1,660	1,047
Curtailment expense (income)	984	(36)	—

Net periodic pension cost	$1,990	$2,331	$2,395

Actuarial assumptions used in the determination of the net periodic pension cost are:

	2011	2010	2009
Discount rate	5.05%	5.55%	6.90%
Expected long-term return on plan assets	7.75%	8.00%	8.25%
Rate of compensation increase	5.0%	5.0%	5.0%

The Company’s discount rate assumptions for the qualified pension plan are based on the average yield of a hypothetical high quality bond portfolio with maturities that approximately match the estimated cash flow needs of the plan. The assumptions for expected long-term rates of return on assets are based on historical experience and estimated future investment returns, taking into consideration anticipated asset allocations, investment strategies and the views of various investment professionals. The use of these assumptions can cause volatility if actual results differ from expected results.

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2011, 2010 and 2009

The following table provides a reconciliation of benefit obligations, plan assets and funded status based on a December 31 measurement date:

	2011	2010
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of plan year	$50,416	$48,797
Service cost	464	1,857
Interest cost	2,415	2,473
Actuarial loss	1,021	1,071
Liability reduction due to curtailment	—	(90)
Benefits paid	(5,307)	(3,692)

Projected benefit obligation at measurement date	$49,009	$50,416

Change in plan assets:
Fair value of plan assets at beginning of plan year	$49,537	$42,691
Actual return on plan assets	(378)	5,838
Company contributions	—	4,700
Benefits paid	(5,307)	(3,692)

Fair value of plan assets at measurement date	$43,852	$49,537

Funded status of the plan:
Benefit obligation in excess of plan assets	(5,157)	(879)

Accrued pension liability	$(5,157)	$(879)

Actuarial assumptions used in the determination of the benefit obligation of the above data are:

	2011	2010
Discount rate	4.69%	5.05%
Rate of compensation increase	n/a	5.0%

The fair value of the qualified pension plan assets was $43.9 million at December 31, 2011 and $49.5 million at December 31, 2010. The variation in the fair value of the assets between years was due to the change in the market value of the underlying investments and benefits paid. Estimated future benefit payments expected to be paid in each of the next five years beginning with 2012 are $5.1 million, $5.1 million, $4.7 million, $4.3 million and $4.0 million with an aggregate of $18.2 million for the five years thereafter. As of the most recent actuarial measurement date, the Company estimates it will make a contribution for the 2012 calendar year of $1.9 million.

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

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2011, 2010 and 2009

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

Accounting Standards Codification 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels: Level 1 inputs consist of unadjusted quoted prices in active markets for identical assets and have the highest priority. Level 2 inputs consist of inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for determining the fair value of assets or liabilities that reflect assumptions that market participants would use in pricing assets or liabilities. The plan uses appropriate valuation techniques based on the available inputs to measure the fair value of its investments.

The fair value of the Company’s qualified pension plan assets by category at December 31, 2011 are as follows:

	Market value	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Equity securities(a)	$25,844	$25,844	$—	$—
Fixed income funds(b)	17,439	17,439	—	—
Cash/cash equivalents(c)	569	569	—	—

Total	$43,852	$43,852	$—	$—

(a)	This category includes investments in equity securities of large, small and medium sized companies, equity securities of foreign companies and equity funds, or 54.5%, 15.4%, 12.0%, 14.4% and 3.7% of total equity securities, respectively. Of the total equity amount, 15.5% was invested in common stocks in a wide variety of industries, 82.8% was invested in mutual funds and 1.7% was invested in exchange traded funds. The funds are valued using the closing market prices at December 31, 2011.

(b)	This category includes investments in investment-grade fixed-income instruments and corporate bonds. The funds are valued using the closing market prices at December 31, 2011.

(c)	This category comprises the cash held to pay beneficiaries. The fair value of cash equals its book value.

The fair value of the Company’s qualified pension plan assets by category at December 31, 2010 are as follows:

	Market value	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Equity securities(a)	$32,270	$32,270	$—	$—
Fixed income funds(b)	16,580	16,580	—	—
Cash/cash equivalents(c)	687	687	—	—

Total	$49,537	$49,537	$—	$—

(a)

This category includes investments in equity securities of large, small and medium sized companies, equity securities of foreign companies and other, or 45.1%, 16.5%, 13.7%, 18.5% and 6.2% of total assets,

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2011, 2010 and 2009

respectively. Of the total equity amount, 15.5% was invested in common stocks in a wide variety of industries, 83.5% was invested in mutual funds and 1.0% was invested in exchange traded funds. The funds are valued using the closing market prices at December 31, 2010.

(b)	This category includes investments in investment-grade fixed-income instruments and corporate bonds. The funds are valued using the closing market prices at December 31, 2010.

(c)	This category comprises the cash held to pay beneficiaries. The fair value of cash equals its book value.

The pension plan has a separately determined accumulated benefit obligation that is the actuarial present value of benefits based on service rendered and current and past compensation levels. Prior to December 31, 2011, this differed from the projected benefit obligation in that it included no assumption about future compensation levels. The accumulated benefit obligation was $49.0 million at December 31, 2011 and $50.4 million at December 31, 2010.

Supplemental Non-qualified Unfunded Plans

The Company also maintains supplemental non-qualified unfunded plans for certain officers and other key employees. Expense for these plans was $0.3 million for each of the years ended 2011, 2010 and 2009, and the amount accrued was $1.7 million and $1.8 million as of December 31, 2011 and 2010, respectively. Amounts were determined based on similar assumptions as the qualified pension plan as of the December 31 measurement date for 2011 and 2010.

Other Postretirement Benefits

The Company has certain postretirement plans that provide medical benefits for certain U.S. retirees and eligible dependents. The following table sets forth the components of net periodic postretirement benefit cost for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(In thousands)
Service cost, benefits attributed for service of active employees for the period	$148	$139	$124
Interest cost on the accumulated postretirement benefit obligation	313	337	394
Amortization of prior service cost	161	161	186
Special termination benefits cost under ASC 712	—	—	58

Net periodic postretirement benefit cost	$622	$637	$762

The discount rate used to measure the net periodic postretirement benefit cost was 5.20% for 2011, 5.65% for 2010 and 6.90% for 2009. It is the Company’s policy to fund healthcare benefits on a cash basis. Because the plans are unfunded, there are no plan assets. The following table provides a reconciliation of the projected benefit obligation at the Company’s December 31 measurement date.

	2011	2010
	(In thousands)
Benefit obligation at beginning of year	$6,459	$6,461
Service cost	148	139
Interest cost	313	337
Actuarial (gain) loss	(1)	(91)
Plan participants contributions	718	568
Benefits paid	(1,095)	(955)

Benefit obligation and funded status at end of year	$6,542	$6,459

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2011, 2010 and 2009

	2011	2010
	(In thousands)
Amounts recognized in the Consolidated Balance Sheets at December 31:
Accrued compensation and employee benefits	$439	$487
Accrued non-pension postretirement benefits	6,103	5,972

Amounts recognized at December 31	$6,542	$6,459

The discount rate used to measure the accumulated postretirement benefit obligation was 4.79% for 2011 and 5.20% for 2010. The Company’s discount rate assumptions for its postretirement benefit plan are based on the average yield of a hypothetical high quality bond portfolio with maturities that approximately match the estimated cash flow needs of the plan. Because the plan requires the Company to establish fixed Company contribution amounts for retiree healthcare benefits, future healthcare cost trends do not generally impact the Company’s accruals or provisions.

Estimated future benefit payments of postretirement benefits, assuming increased cost sharing, expected to be paid in each of the next five years beginning with 2012 are $0.5 million in each year with an aggregate of $2.5 million for the five years thereafter. These amounts can vary significantly from year to year because the cost sharing estimates can vary from actual expenses as the Company is self-insured.

Badger Meter Employee Savings and Stock Ownership Plan

In 2010, the Company restructured the outstanding debt of its Employee Savings and Stock Option Plan (the “ESSOP”) by loaning the ESSOP $0.5 million to repay a loan to a third party and loaning the ESSOP an additional $1.0 million to purchase additional shares of the Company’s Common Stock for future 401(k) savings plan matches under a program that will expire on December 31, 2020. Under this program, the Company agreed to pay the principal and interest on the new loan amount of $1.5 million. The receivable from the ESSOP and the related obligation were therefore netted to zero on the Company’s Consolidated Balance Sheets at December 31, 2011 and 2010. The terms of the loan call for equal payments of principal with the final payment due on December 31, 2020. At December 31, 2011, $1.5 million of the loan balance remained.

The Company made principal payments of $51,000, $49,000 and $74,000 in 2011, 2010 and 2009, respectively. The associated commitments released shares of Common Stock (10,735 shares in 2011 for the 2010 obligation, 12,309 shares in 2010 for the 2009 obligation, and 17,552 shares in 2009 for the 2008 obligation) for allocation to participants in the ESSOP. The ESSOP held unreleased shares of 111,145, 121,880 and 109,191 as of December 31, 2011, 2010 and 2009, respectively, with a fair value of $3.3 million, $5.4 million and $4.3 million as of December 31, 2011, 2010 and 2009, respectively. Unreleased shares are not considered outstanding for purposes of computing earnings per share.

The ESSOP includes a voluntary 401(k) savings plan that allows certain employees to defer up to 20% of their income on a pretax basis subject to limits on maximum amounts. The Company matches 25% of each employee’s contribution, with the match percentage applying to a maximum of 7% of the employee’s salary. The match is paid using the Company’s Common Stock released through the ESSOP loan payments. For ESSOP shares purchased prior to 1993, compensation expense is recognized based on the original purchase price of the shares released and dividends on unreleased shares are charged to compensation expense. For shares purchased in or after 1993, expense is based on the market value of the shares on the date released and dividends on unreleased shares are charged to compensation expense. Compensation expense of $0.3 million was recognized for the match for 2011, and $0.2 million was recognized for each of 2010 and 2009.

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2011, 2010 and 2009

On December 31, 2010, the Company froze the qualified pension plan for its non-union participants and formed a new defined contribution feature within the ESSOP plan in which each employee received a similar benefit. On December 31, 2011, the Company froze the qualified pension plan for its union participants and included them in the same defined contribution feature within the ESSOP. For 2011, compensation expense under the defined contribution feature totaled $1.6 million.

Note 8    Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

Details of earnings from continuing operations before income taxes and the related provision for income taxes are as follows:

	2011	2010	2009
	(In thousands)
Domestic	$23,750	$42,213	$41,374
Foreign	3,599	2,225	959

Total	$27,349	$44,438	$42,333

The provision (benefit) for income taxes from continuing operations is as follows:

	2011	2010	2009
	(In thousands)
Current:
Federal	$7,111	$14,696	$11,990
State	1,290	2,553	2,332
Foreign	780	385	229
Deferred:
Federal	(774)	(1,485)	1,211
State	(79)	(324)	(138)
Foreign	(140)	(49)	(71)

Total	$8,188	$15,776	$15,553

The provision (benefit) for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate in each year due to the following items:

	2011	2010	2009
	(In thousands)
Provision at statutory rate	$9,572	$15,553	$14,816
State income taxes, net of federal tax benefit	783	1,449	1,416
Foreign income taxes	(621)	(430)	(178)
Domestic production activities deduction	(255)	(573)	(315)
Valuation allowance	—	—	(351)
Tax audit settlements	(1,330)	—	—
Other	39	(223)	165

Actual provision	$8,188	$15,776	$15,553

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2011, 2010 and 2009

The components of deferred income taxes as of December 31 are as follows:

	2011	2010
	(In thousands)
Deferred tax assets:
Reserve for receivables	$32	$146
Reserve for inventories	1,642	1,603
Accrued compensation	873	848
Payables	717	394
Non-pension postretirement benefits	2,516	2,471
Accrued pension benefits	3,338	1,424
Accrued employee benefits	1,266	1,393
Currency translation loss	86	—
Tax credit carryforwards	45	—
Net operating loss carryforwards	—	90

Total deferred tax assets	10,515	8,369

Deferred tax liabilities:
Depreciation	4,792	3,505
Other	64	84

Total deferred tax liabilities	4,856	3,589

Net deferred tax assets	$5,659	$4,780

At December 31, 2011, the Company did not have any net operating loss carryforwards.

No provision for federal income taxes was made on the earnings of foreign subsidiaries that are considered permanently invested or that would be offset by foreign tax credits upon distribution. Such undistributed earnings at December 31, 2011 were $14.0 million.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows:

	2011	2010
	(In thousands)
Balance at beginning of year	$2,125	$1,994
Increases (decreases) in unrecognized tax benefits as a result of positions taken during the prior period	8	(69)
Increases in unrecognized tax benefits as a result of positions taken during the current period	141	220
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(1,368)	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(110)	(20)

Balance at end of year	$796	$2,125

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits during the fiscal year ending December 31, 2012. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period, possibly as early as the fiscal year ending December 31, 2012.

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2011, 2010 and 2009

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2007. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest was $0.1 million and $0.2 million at December 31, 2011 and 2010, respectively, and there were no penalties accrued in either year.

The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The 2009 results include recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns related to the 2006 shutdown of the Company’s French subsidiaries, which had been reflected as a discontinued operation in 2007 and 2006. These tax benefits ($7.4 million) were recognized as earnings from discontinued operations in 2009 because such tax benefits became more likely than not upon the conclusion of an Internal Revenue Service audit of the Company’s 2006 federal income tax return. On a diluted basis, earnings per share from discontinued operations for 2009 were $0.49. In addition, the Company recognized interest income in continuing operations during 2009 because it recognized an interest expense reversal of $1.2 million that was previously accrued and charged to continuing operations in 2007 and 2008 relating to this uncertain tax position.

Note 9    Long-Term Debt

In 2010, the Company restructured the outstanding debt of its ESSOP by loaning the ESSOP $0.5 million to repay a loan to a third party and loaning the ESSOP an additional $1.0 million to purchase additional shares of the Company’s Common Stock for future 401(k) savings plan matches under a program that will expire on December 31, 2020. Under this program, the Company agreed to pay the principal and interest on the new loan amount of $1.5 million. The receivable from the ESSOP and the related obligation were therefore netted to zero on the Company’s Consolidated Balance Sheets at December 31, 2011 and 2010. The terms of the loan call for equal payments of principal with the final payment due on December 31, 2020. At December 31, 2011, $1.5 million of the loan balance remained.

Note 10    Industry Segment and Geographic Areas

The Company is an innovator, manufacturer and a marketer of products incorporating flow measurement and control technologies, which comprise one reportable segment. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes, customers and methods of distribution.

Information regarding revenues by geographic area are as follows:

	2011	2010	2009
	(In thousands)
Revenues:
United States	$231,306	$245,846	$225,647
Foreign:
Europe	12,997	9,368	7,937
Mexico	8,178	9,924	7,282
Other	10,434	11,496	9,471

Total	$262,915	$276,634	$250,337

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2011, 2010 and 2009

Information regarding assets by geographic area are as follows:

	2011	2010
	(In thousands)
Long-lived assets (all non-current assets except deferred income taxes):
United States	$79,556	$84,499
Foreign:
Europe	15,286	11,425
Mexico	20,564	20,945

Total	$115,406	$116,869

Total assets:
United States	$166,171	$171,793
Foreign:
Europe	28,920	20,789
Mexico	23,819	23,282

Total	$218,910	$215,864

Note 11    Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2011
Net sales	$57,359	$75,148	$69,698	$60,710
Gross margin	$20,437	$27,220	$22,780	$19,383
Net earnings	$3,260	$7,834	$6,880	$1,187
Earnings per share:
Basic	$0.22	$0.52	$0.46	$0.08
Diluted	$0.22	$0.52	$0.46	$0.08
Dividends declared	$0.14	$0.14	$0.16	$0.16
Stock price:
High	$45.47	$41.61	$40.83	$35.41
Low	$36.44	$33.98	$28.66	$26.86
Quarter-end close	$41.21	$36.99	$28.93	$29.43

2010
Net sales	$61,799	$74,290	$75,702	$64,843
Gross margin	$23,209	$27,023	$27,954	$24,638
Net earnings	$5,352	$8,029	$9,023	$6,258
Earnings per share:
Basic	$0.36	$0.54	$0.61	$0.42
Diluted	$0.36	$0.53	$0.60	$0.42
Dividends declared	$0.12	$0.12	$0.14	$0.14
Stock price:
High	$42.45	$44.71	$42.59	$45.49
Low	$32.58	$37.15	$36.57	$39.61
Quarter-end close	$38.51	$38.69	$40.48	$44.22

BADGER METER, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2011, 2010 and 2009

The Company’s Common Stock is listed on the New York Stock Exchange under the symbol BMI. Earnings per share is computed independently for each quarter. As such, the annual per share amount may not equal the sum of the quarterly amounts due to rounding. The Company currently anticipates continuing to pay cash dividends. Shareholders of record as of December 31, 2011 and 2010 totaled 952 and 634, respectively. The increase in the number of individual registered shareholders represents a shift by some investors from brokerage accounts to direct registration. Voting trusts and street name shareholders are counted as single shareholders for this purpose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2011. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President — Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this 2011 Annual Report on Form 10-K under the heading “Management’s Annual Report on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The attestation report required under this Item 9A is contained in Item 8 of this 2011 Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to directors is included under the headings “Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2012, and is incorporated herein by reference.

Information concerning the executive officers of the Company is included in Part I, Item 1 of this 2011 Annual Report on Form 10-K under the heading “Business — Employees.”

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

The Company is not including the information contained on its website as part of, or incorporating it by reference into, this 2011 Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this Item is included under the headings “Executive Compensation” and “Corporate Governance Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2012, and is incorporated herein by reference; provided, however, that the information under the subsection “Executive Compensation — Corporate Governance Committee Report” is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to be the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent it is specifically incorporated by reference into such a filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is included under the headings “Stock Ownership of Beneficial Owners Holding More than Five Percent,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2012, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is included under the headings “Related Person Transactions” and “Nomination and Election of Directors — Independence, Committees, Meetings and Attendance” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2012, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included under the heading “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2012, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1. Financial Statements.    See the financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2011 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Shareholders’ Equity.”

2. Financial Statement Schedules.    Financial statement schedules are omitted because the information required in these schedules is included in the Notes to Consolidated Financial Statements.

3. Exhibits.    See the Exhibit Index included in this 2011 Annual Report on Form 10-K that is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2012.

BADGER METER, INC.

By:	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2012.

Name	Title

/s/ Richard A. Meeusen Richard A. Meeusen	Chairman, President and Chief Executive Officer and Director (Principal executive officer)

/s/ Richard E. Johnson Richard E. Johnson	Senior Vice President — Finance, Chief Financial Officer and Treasurer (Principal financial officer)

/s/ Beverly L. P. Smiley Beverly L. P. Smiley	Vice President — Controller (Principal accounting officer)

/s/ Ronald H. Dix Ronald H. Dix	Director

/s/ Gale E. Klappa Gale E. Klappa	Director

/s/ Gail A. Lione Gail A. Lione	Director

/s/ Thomas J. Fischer Thomas J. Fischer	Director

/s/ Andrew J. Policano Andrew J. Policano	Director

/s/ Steven J. Smith Steven J. Smith	Director

/s/ John J. Stollenwerk John J. Stollenwerk	Director

/s/ Todd J. Teske Todd J. Teske	Director

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

(2.0)*	Acquisition Agreement dated as of December 30, 2011, by and among Racine Federated, Inc. the Shareholders’ Representative (named therein), Badger Meter, Inc. and RFI Acquisition Corp.

[Incorporated by reference to Exhibit (2.1) to Badger Meter, Inc.’s Current Report on Form 8-K, dated December 31, 2011 (Commission File No. 001-06706)].

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

(4.1)	Loan Agreement dated October 30, 2011 between Badger Meter, Inc. and BMO Harris Bank relating to Badger Meter, Inc.’s Euro note.

[Incorporated by reference from Exhibit (4.2) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 (Commission File No. 001-06706)].

(4.2)	Loan Agreements dated February 16, 2012 between Badger Meter, Inc. and BMO Harris Bank relating to Badger Meter, Inc.’s revolving credit loan.

(10.0)**	Badger Meter, Inc. Employee Savings and Stock Ownership Plan.

[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 33-62241)].

(10.1)**	Badger Meter, Inc. 1995 Stock Option Plan.

[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 33-62239)].

(10.2)**	Badger Meter, Inc. 1997 Stock Option Plan.

[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-28617)].

(10.3)**	Badger Meter, Inc. 1999 Stock Option Plan.

[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-73228)].

(10.4)**	Badger Meter, Inc. 2003 Stock Option Plan.

[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-107850)].

(10.5)**	Badger Meter, Inc. 2005 Restricted Stock Plan.

[Incorporated by reference to Appendix A to Badger Meter, Inc.’s Proxy statement for the Annual Meeting of Shareholders on April 29, 2005 (Commission No. 001-06706)].

EXHIBIT INDEX (CONTINUED)

EXHIBIT NO.	EXHIBIT DESCRIPTION

(10.6)**	Form of Restricted Stock Award Agreement under Badger Meter, Inc. 2005 Restricted Stock Plan.

[Incorporated by reference from Badger Meter, Inc.’s Form 8-K dated May 5, 2005 (Commission No. 001-06760)].

(10.7)**	Badger Meter, Inc. 2008 Restricted Stock Plan.

[Incorporated by reference to Exhibit 4.1 to Badger Meter, Inc.’s Registration Statement on Form S-8 (Registration No. 333-150567)].

(10.8)**	Form of Restricted Stock Agreement under Badger Meter, Inc. 2008 Restricted Stock Plan.

[Incorporated by reference from Badger Meter, Inc.’s Registration Statement on Form S-8 (Registration No. 333-150567)].

(10.9)**	2007 Director Stock Grant Plan.

[Incorporated by reference to Exhibit 10.1 to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (Commission File No. 001-06706)].

(10.10)**	Form of the Key Executive Employment and Severance Agreements between Badger Meter, Inc. and the applicable executive officers.

[Incorporated by reference from Exhibit (10.12) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].

(10.11)**	Amended and Restated Badger Meter, Inc. Executive Supplemental Plan.

[Incorporated by reference from Exhibit (10.13) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].

(10.12)**	Amended and Restated Badger Meter, Inc. Deferred Compensation Plan.

[Incorporated by reference from Exhibit (10.14) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].

(10.13)**	Amended and Restated Deferred Compensation Plan for Certain Directors.

[Incorporated by reference from Exhibit (10.15) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].

(10.14)**	Amended and Restated Executive Supplemental Plan II.

[Incorporated by reference from Exhibit (10.16) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].

(10.15)**	Badger Meter, Inc. 2011 Omnibus Incentive Plan.

[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-173966)].

(10.16)**	Form of Nonqualified Stock Option Agreement under Badger Meter, Inc. 2011 Omnibus Incentive Plan.

[Incorporated by reference from Badger Meter, Inc.’s Form 8-K dated April 29, 2011 (Commission No. 001-06760)].

(10.17)**	Form of Restricted Stock Award Agreement under Badger Meter, Inc. 2011 Omnibus Incentive Plan.

[Incorporated by reference from Badger Meter, Inc.’s Form 8-K dated April 29, 2011 (Commission No. 001-06760)].

(21.0)	Subsidiaries of the Registrant.

EXHIBIT INDEX (CONTINUED)

EXHIBIT NO.	EXHIBIT DESCRIPTION

(23.0)	Consent of Ernst & Young LLP.

(31.1)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.0)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.0)	Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2012. To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report.

*	The disclosure schedules and exhibits to the Acquisition Agreement are not being filed herewith. Badger Meter, Inc. agrees to furnish supplementally a copy of any such schedules and exhibits to the Securities and Exchange Commission upon request.

**	A management contract or compensatory plan or arrangement.