Form 10-Q
period 2012-03-31
BADGER METER INC
filed 2012-04-26
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012

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

As of April 12, 2012, there were 14,511,988 shares of Common Stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended March 31, 2012

Special Note Regarding Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties. Some risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements include those described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 that include, among other things:

•

the continued shift in the Company’s business from lower cost, manually read meters toward more expensive, value-added automatic meter reading (AMR) systems, advanced metering infrastructure (AMI) systems and advanced metering analytics (AMA) systems that offer more comprehensive solutions to customers’ metering needs;

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

All of these factors are beyond the Company’s control to varying degrees. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward looking statements contained in this Quarterly Report on Form 10-Q and are cautioned not to place undue reliance on such forward looking statements. The forward looking statements made in this document are made only as of the date of this document and the Company assumes no obligation, and disclaims any obligation, to update any such forward looking statements to reflect subsequent events or circumstances.

Part I - Financial Information

Item 1	Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash	$6,661	$4,975
Receivables	51,053	41,168
Inventories:
Finished goods	12,718	13,476
Work in process	13,169	11,377
Raw materials	32,029	24,583

Total inventories	57,916	49,436
Prepaid expenses and other current assets	3,694	2,266
Deferred income taxes	4,081	3,350

Total current assets	123,405	101,195

Property, plant and equipment, at cost	150,759	144,928
Less accumulated depreciation	(80,750)	(78,826)

Net property, plant and equipment	70,009	66,102

Intangible assets, at cost less accumulated amortization	62,825	33,680
Other assets	6,087	6,259
Deferred income taxes	—	2,309
Goodwill	34,612	9,365

Total assets	$296,938	$218,910

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$63,989	$1,790
Payables	18,166	11,365
Accrued compensation and employee benefits	8,047	6,734
Warranty and after-sale costs	1,406	1,593
Income and other taxes	4,465	931

Total current liabilities	96,073	22,413

Other long-term liabilities	6,670	1,078
Deferred income taxes	10,447	—
Accrued non-pension postretirement benefits	6,117	6,103
Other accrued employee benefits	9,856	10,035
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	20,786	21,292
Capital in excess of par value	39,940	39,445
Reinvested earnings	153,644	166,271
Accumulated other comprehensive loss	(13,664)	(14,566)
Less: Employee benefit stock	(1,262)	(1,485)
Treasury stock, at cost	(31,669)	(31,676)

Total shareholders’ equity	167,775	179,281

Total liabilities and shareholders’ equity	$296,938	$218,910

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended March 31,
	(Unaudited)
	(In thousands except share and per share amounts)
	2012	2011
Net sales	$76,233	$57,359
Cost of sales	47,369	36,922

Gross margin	28,864	20,437
Selling, engineering and administration	18,676	15,199

Operating earnings	10,188	5,238
Interest expense	205	112

Earnings before income taxes	9,983	5,126
Provision for income taxes	3,734	1,866

Net earnings	$6,249	$3,260

Per share amounts:

Earnings per share:
Basic	$0.42	$0.22
Diluted	$0.42	$0.22

Dividends declared – Common stock	$0.16	$0.14

Shares used in computation of earnings per share:
Basic	14,831,780	14,938,758
Impact of dilutive securities	65,837	119,474

Diluted	14,897,617	15,058,232

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended March 31,
	(Unaudited)
	(In thousands)
	2012	2011
Net earnings	$6,249	$3,260
Other comprehensive income:
Foreign currency translation adjustment	550	573
Employee benefit funded status adjustment, net of tax	352	366

Comprehensive income	$7,151	$4,199

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Three Months Ended March 31,
	(Unaudited)
	(In thousands)
	2012	2011
Operating activities:
Net earnings	$6,249	$3,260
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	2,134	1,928
Amortization	921	556
Deferred income taxes	63	(9)
Noncurrent employee benefits	689	942
Stock-based compensation expense	284	281
Changes in:
Receivables	(4,661)	2,904
Inventories	(1,662)	(3,663)
Prepaid expenses and other current assets	(245)	(1,616)
Liabilities other than debt	6,435	611

Total adjustments	3,958	1,934

Net cash provided by operations	10,207	5,194

Investing activities:
Property, plant and equipment expenditures	(1,294)	(1,616)
Acquisitions, net of cash acquired and future payments	(50,261)	(3,954)

Net cash used for investing activities	(51,555)	(5,570)

Financing activities:
Net increase in short-term debt	62,393	858
Dividends paid	(2,389)	(2,101)
Proceeds from exercise of stock options	187	78
Tax benefit on stock options	103	61
Repurchase of Common stock	(17,013)	—
Issuance of treasury stock	45	26

Net cash provided by (used for) financing activities	43,326	(1,078)

Effect of foreign exchange rates on cash	(292)	682

Increase (decrease) in cash	1,686	(772)
Cash – beginning of period	4,975	3,089

Cash – end of period	$6,661	$2,317

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at March 31, 2012, results of operations for the three-month periods ended March 31, 2012 and 2011, comprehensive income for the three-month periods ended March 31, 2012 and 2011, and cash flows for the three-month periods ended March 31, 2012 and 2011. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 Additional Financial Information Disclosures

The consolidated condensed balance sheet at December 31, 2011 was derived from amounts included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Refer to the footnotes to the financial statements included in that report for a description of the Company’s accounting policies and for additional details of the Company’s financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.

Warranty and After-Sale Costs

The Company estimates and records provisions for warranties and other after-sale costs in the period in which the sale is recorded, based on a lag factor and historical warranty claim experience. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or problems caused by water quality issues. Changes in the Company’s warranty and after-sale costs reserve for the three-month periods ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31,
(In thousands)	2012	2011
Balance at beginning of period	$1,593	$889
Net additions charged to earnings	179	204
Costs incurred and adjustments	(366)	(182)

Balance at end of period	$1,406	$911

Note 3 Employee Benefit Plans

The Company maintains a non-contributory defined benefit pension plan (sometimes referred to as the “qualified pension plan”) for certain employees who were employed at December 31, 2011. On December 31, 2010, the Company froze the qualified pension plan for its non-union participants and formed a new defined contribution feature within the Badger Meter Employee Savings and Stock Ownership Plan (“ESSOP”) in which each employee received a similar benefit. On December 31, 2011, the Company froze the qualified pension plan for its union participants and included them in the defined contribution feature within the ESSOP. After December 31, 2011, employees will not receive any new benefits under the qualified pension plan as benefits have been frozen and the employees now participate in the defined contribution feature of the ESSOP instead. Employees will continue to earn returns on their frozen balances under the qualified pension plan. The Company also maintains a non-contributory postretirement plan that provides medical benefits for certain of its retirees and eligible dependents in the United States.

The following table sets forth the components of net periodic benefit cost for the three months ended March 31, 2012 and 2011 based on December 31, 2011 and 2010 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2012	2011	2012	2011
Service cost – benefits earned during the year	$12	$143	$39	$37
Interest cost on projected benefit obligations	557	627	76	81
Expected return on plan assets	(792)	(944)	—	—
Amortization of prior service cost	—	49	40	40
Amortization of net loss	522	449	—

Net periodic benefit cost	$299	$324	$155	$158

The Company disclosed in its financial statements for the year ended December 31, 2011 that it estimated it would make a contribution in 2012 of $1.9 million due to the reduction in the market value of the underlying investments as of the December 31, 2011 actuarial measurement date. At March 31, 2012, the Company believes this amount is a reasonable estimate; however, the estimate remains subject to further calculations prior to the actual payment and may be adjusted.

The Company disclosed in its financial statements for the year ended December 31, 2011 that it estimated it would pay $0.5 million in other postretirement benefits in 2012 based on actuarial estimates. As of March 31, 2012, $0.1 million of such benefits have been paid. The Company continues to believe that its estimated payments for the full year are reasonable. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2012 will not impact the expense for postretirement benefits for 2012.

Note 4 Accumulated Comprehensive Income (Loss)

Components of accumulated other comprehensive loss are as follows:

(In thousands)	March 31, 2012	December 31, 2011
Cumulative foreign currency translation adjustment	$1,741	$1,191
Unrecognized pension and postretirement benefit plan liabilities, net of tax	(15,405)	(15,757)

Accumulated other comprehensive loss	$(13,664)	$(14,566)

Note 5 Acquisitions

On January 31, 2012, the Company completed its acquisition of 100% of the outstanding common stock of Racine Federated, Inc. (“Racine Federated”) of Racine, Wisconsin and its subsidiary Premier Control Technologies, Ltd. located in Thetford, England for approximately $57.4 million in cash, plus an estimated working capital adjustment of $0.6 million. $5.6 million of the purchase price is due on July 31, 2013 and is included in other long-term liabilities on the consolidated balance sheet. Racine Federated manufactures and markets flow meters for the water industry as well as various industrial metering and specialty products. These products complement and expand the Company’s existing lines for the global flow measurement business.

The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition.

In February 2012, the Company expanded its principal line of credit from $65.0 million to $90.0 million from February 16, 2012 to June 16, 2012 to meet short-term cash needs, if any, that may arise as the result of funding the acquisition of Racine Federated with cash, as well as any cash needs resulting from a $30.0 million stock repurchase program that began in the first quarter of 2012. The entire credit facility may be used to support the issuance of commercial paper. This facility is unsecured, but there is a minimum tangible net worth covenant in effect for the period to which the Company is in compliance.

The Company has not finalized the allocation of the purchase price as of March 31, 2012 because it has not completed its analysis estimating the fair value of inventories, property, plant and equipment, intangible assets, income tax liabilities and certain contingent liabilities. The following table summarizes the preliminary estimates of fair value of the assets acquired and the liabilities assumed as of the acquisition date:

(In thousands)	January 31, 2012
Assets Acquired:
Cash	$1,529
Receivable	5,202
Inventories	7,602
Prepaid expenses and other current assets	172
Current deferred income taxes	492
Property, plant and equipment	4,600
Intangible assets	30,000
Goodwill	25,045

Total assets acquired	$74,642

Liabilities Assumed:
Payables	$3,155
Accrued compensation and employee benefits	569
Income taxes	30
Long-term deferred income taxes	12,423
Other long-term liabilities	451

Total liabilities assumed	$16,628

The intangible assets acquired are primarily customer relationships and developed technology, with an estimated average useful life of 15 years.

The following preliminary, unaudited pro forma information combines historical results as if Racine Federated had been owned by the Company for the periods presented.

	Three Months Ended March 31,
(In thousands except per share amounts)	2012	2011
Net sales	$80,089	$68,456
Net earnings	$6,415	$4,320
Diluted earnings per share	$0.43	$0.29

The pro forma results include amortization of the intangibles mentioned above, interest expense on debt incurred to finance the acquisition, the elimination of certain acquisition costs and the income tax effect on the pro forma adjustments. The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

On January 26, 2011, the Company purchased Remag, AG (“Remag”) of Bern, Switzerland for $4.9 million. Remag distributes a line of precision flow measurement products, some of which they manufacture, for the global industrial market. Their small turbine meters complement and expand the Company’s existing line of industrial flow products. The Company’s purchase price allocation included $0.9 million of cash, plus approximately $0.4 million of receivables, $0.4 million of inventory, $2.0 million of property, plant and equipment, $1.8 million of intangibles, $0.2 million of goodwill, and $0.1 million of net other assets and liabilities.

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

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2011 and the first quarter of 2012 were not material.

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

Note 7 Income Taxes

The provision for income taxes as a percentage of earnings before income taxes for the first quarter of 2012 was 37.4% compared to 36.4% in the first quarter of 2011 due to slightly higher state income tax estimates.

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

Business Description and Overview

The core competency of the Company is flow measurement solutions. The Company is a leading innovator, manufacturer and marketer of flow measurement and control products, serving water and gas utilities, municipalities and industrial customers worldwide. Measuring a wide variety of liquids ranging from water and oil to lubricants in industrial processes, the Company’s products are known for their high degree of accuracy, long-lasting durability and ability to provide valuable and timely measurement information to customers. The Company’s product lines fall into three categories: sales of meters and related technologies to municipal water utilities (municipal water), sales of meters to various industries for water and other fluids (industrial flow) and sales of valves, concrete vibrators and gas meter radios to unique markets (specialty products). While the discussion of sales focuses on these three categories due to the different markets served, the Company estimates that approximately 75% of its products are used in water applications when all categories are grouped together.

Municipal water, the largest category by sales volume, includes water meters and related technologies and services used by water utilities as the basis for generating water and wastewater revenues. The key market for the Company’s water meter products is North America, primarily the United States, because the meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. Sales of water meters and related technologies and services are commonly referred to as residential or commercial water meter sales, the latter referring to larger sizes of meters.

Industrial flow includes products sold for other water-based purposes, including irrigation, water reclamation and industrial process applications as well as meters and related technologies and services for measuring a wide variety of fluids in industries such as food and beverage, pharmaceutical production, petroleum, heating, ventilating and air conditioning (HVAC), and measuring and dispensing automotive fluids.

Specialty products include sales of radio technology to natural gas utilities for installation on their gas meters, valves and concrete vibrators.

For municipal water, residential and commercial water meters are generally classified as either manually read meters or remotely read meters via radio technology. A manually read meter consists of the water meter and a register that gives a visual display of the meter reading. Meters equipped with radio transmitters use encoder registers to convert the measurement data from the meter into a digital format which is then transmitted via radio frequency to a receiver that collects and formats the data appropriately for a water utility’s billing system. Mobile systems, referred to as automatic meter reading (AMR) systems, have been the primary technology deployed by water utilities over the past two decades, providing accurate and cost-effective billing data. In an AMR system, a vehicle equipped for meter reading purposes, including a radio receiver, computer and reading software, collects the data from the utility’s meters.

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

The Company’s net sales and corresponding net earnings depend on unit volume and product mix, with the Company generally earning higher margins on meters equipped with AMR, AMI or AMA technology. In addition to selling its proprietary AMR/AMI/AMA products, including the ORION AMR/AMI/AMA technologies and the GALAXY® AMI/AMA system, the Company also remarkets the Itron® AMR/AMI product under a license and distribution agreement with Itron. The Company’s proprietary AMR/AMI/AMA products generally result in higher margins than the remarketed, non-proprietary technology products. The Company also sells registers and radios separately to customers who wish to upgrade their existing meters in the field.

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

Industrial flow and specialty products serve niche flow measurement and control applications across a broad industrial spectrum. Specialized communication protocols that control the entire flow measurement process drive these markets. The Company’s specific flow measurement and control applications and technologies serve the flow measurement market through both customized and standard precision flow measurement technologies.

Business Trends

Increasingly, the electric utility industry relies on AMI technology for two-way communication to monitor and control electrical devices at the customer’s site. Although the Company does not sell products for electric market applications, the trend toward AMI affects the markets in which the Company does participate, particularly for those customers in the water utility market that are interested in more frequent and diverse data collection. Specifically, AMI enables water utilities to capture readings from each meter at specific intervals.

The Company sells its technology solutions to meet customer requirements. Since the technology products have comparable margins, any change in the mix between AMR, AMI or AMA is not expected to have a significant impact on the Company’s net sales related to meter reading technology.

There are approximately 53,000 water utilities in the United States and the Company estimates that less than 30 percent of them have converted to an AMR or AMI technology. Although there is growing interest in AMI and AMA communication by water utilities, the vast majority of utilities installing such technology continue to select AMR technologies for their applications. The Company’s ORION technology has experienced rapid acceptance in the United States as an increasing number of water utilities have selected ORION as their AMR solution. The Company anticipates that even with growing interest in AMI and AMA, AMR will continue to be the primary product of choice for a number of years. For many water utilities, AMR technology is simply the most cost-effective solution available today. However, with the introduction of AMA, the Company believes it is well-positioned to meet customers’ future needs.

Acquisition

On January 31, 2012, the Company completed its acquisition of 100% of the outstanding common stock of Racine Federated, Inc. of Racine, Wisconsin and its subsidiary Premier Control Technologies, Ltd. located in Thetford, England for approximately $57.4 million in cash, plus an estimated working capital adjustment of $0.6 million. Racine Federated manufactures and markets flow meters for the water industry as well as various industrial metering and specialty products. These products complement and expand the Company’s existing lines for the global flow measurement business. This acquisition is further described in Note 5 “Acquisitions” in the accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

On January 26, 2011, the Company purchased Remag, AG of Bern, Switzerland for $4.9 million. Remag distributes a line of precision flow measurement products, some of which they manufacture, for the global industrial market. Their small turbine meters complement and expand the Company’s existing line of industrial flow products. This acquisition is further described in Note 5 “Acquisitions” in the accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Revenue and Product Mix

Prior to the Company’s introduction of its own proprietary AMR products (ORION), Itron water utility-related products were a dominant AMR contributor to the Company’s results. Itron products are sold under an agreement between the Company and Itron, Inc. that has been renewed multiple times and is in effect until early 2016. The Company’s ORION products directly compete with Itron water AMR products. In recent years, many of the Company’s customers have selected ORION products over Itron products. While ORION sales were 3.1 times greater than those of the Itron licensed products for the first three months of 2012 and 2.7 times greater for all of 2011, the Company expects that the Itron products will remain a significant component of sales to water utilities. Continuing sales in both product lines underscores the continued acceptance of AMR technology by water utilities and affirms the Company’s strategy of selling Itron products in addition to its own proprietary products.

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

Results of Operations – Three Months Ended March 31, 2012

The Company’s net sales for the three months ended March 31, 2012 increased nearly $18.8 million, or 32.8%, to $76.2 million compared to $57.4 million during the same period in 2011. The increase was due in part to the inclusion in the first quarter of 2012 of Racine Federated’s sales as a result of the acquisition on January 31, 2012. Racine Federated’s sales for the two months since the acquisition date were $7.4 million. The remainder of the increase was due primarily to higher municipal water product sales, offset by lower sales of specialty product sales due to fewer radios sold to natural gas utilities.

Municipal water sales increased $13.4 million, or 34.4%, from $38.9 million in the first quarter of 2011 to $52.3 million in the first quarter of 2012. These sales represented 68.6% of sales for the three months ended March 31, 2012. The increase was due principally to higher sales of residential meters sold with technology and higher commercial meter sales. Sales of the Company’s ORION AMR technology products increased 36.1%, while sales of the Itron related products increased 18.3%. In the most recent period, ORION related products outsold Itron related products by a ratio of 3.1 to 1. In both cases, the sales increases were due to higher volumes of product sold. Manual residential meter sales declined due to somewhat lower volumes. Commercial meter sales increased 51.0% in this period over the same period in 2011 due to higher volumes of products sold. Sales of Galaxy fixed network related products increased 80.2% on significantly higher volumes. The Company believes the net overall volume increases represent a return to more normal buying patterns following a period of uncertainty about a number of factors, including municipal spending concerns that had been delaying ordering decisions, slower housing starts and the Company’s introduction in early 2011 of the next generation of the ORION product that was causing water utilities to take time to evaluate this new technology. While concerns still exist about the state of the economy, the Company believes customers are starting to feel some stability returning to the markets.

Industrial flow products represented 23.3% of sales for the three months ended March 31, 2012. These sales increased $8.1 million, or 84.4%, to $17.7 million from $9.6 million in the same period last year. As noted above, Racine Federated was acquired on January 31, 2012 and their sales were included from that point forward. Within this product grouping, Racine Federated’s sales were $5.9 million. The remainder of the increase was due to higher sales in nearly all product lines due to higher volumes.

Specialty application products represented 8.1% of sales for the three months ended March 31, 2012. These sales decreased $2.7 million in the first quarter of 2012, or 30.3%, to $6.2 million from $8.9 million during the same period in 2011. Included in this product grouping was $1.5 million in sales from Racine Federated, which mitigated the overall decline in this group. The decrease in sales was due to an 83% decline in sales of radios into the natural gas market. The first quarter of 2011 included significant sales of radios to one particular natural gas customer that did not recur this quarter. This decline was also offset slightly by higher sales of the Company’s valve products.

Gross margins were positively impacted by the net overall sales increase during the first quarter of 2012. The gross margin as a percentage of sales was 37.9% in the first quarter of 2012 compared to 35.6% in the first quarter of 2011. The increase was due in part to the addition of Racine Federated’s products, whose margins are generally a higher percentage than the Company’s overall weighted margin percentage. Other reasons include higher volumes and lower costs than the prior year. Overall material costs are lower than the same period last year, particularly for castings whose costs fluctuate with the metals market.

Selling, engineering and administration expenses for the three months ended March 31, 2012 increased $3.5 million, or 22.9%, over the same period in 2011. The increase was primarily attributable to the acquisition of Racine Federated and amortization of intangibles acquired, which were not included in the results for the first quarter of 2011. The remainder of the increase was due to certain variable costs which related to sales levels, such as employee incentives, and normal inflationary increases, offset by continuing cost control measures.

Operating earnings for the first quarter of 2012 increased $5.0 million, or 94.5%, to $10.2 million compared to $5.2 million in 2011, due to higher sales of municipal water products, the addition of Racine Federated and slightly lower product costs.

Interest expense for the quarter ended March 31, 2012 increased to $0.2 million from $0.1 million in the same period last year as a result of increased debt associated with the acquisition of Racine Federated.

The provision for income taxes as a percentage of earnings before income taxes for the first quarter of 2012 was 37.4% compared to 36.4% in the first quarter of 2011 due to slightly higher state income tax estimates.

As a result of the above mentioned items, net earnings for the three months ended March 31, 2012 were $6.2 million, or $0.42 per diluted share, compared to $3.3 million, or $0.22 per diluted share, for the same period in 2011.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $10.2 million for the first three months of 2012 compared to $5.2 million in the same period in 2011. The cash impact of higher earnings for the first three months of 2012 and increased payables and income taxes were offset somewhat by increased receivables and inventories.

The receivables balance increased from $41.2 million at December 31, 2011 to $51.1 million at March 31, 2012 due principally to the acquisition of Racine Federated’s receivables as well as higher overall sales. Generally, sales are lower in the fourth quarter resulting in lower receivable balances at year end. The Company believes its net receivables balance is fully collectible.

Inventories at March 31, 2012 increased $8.5 million to $57.9 million from $49.4 million at December 31, 2011. Much of the increase was due to the acquisition of Racine Federated with the remainder due to the timing of purchases.

Prepaid expenses and other current assets at March 31, 2012 increased to $3.7 million from $2.3 million at December 31, 2011 due primarily to the payment of certain calendar year insurance premiums that are expensed ratably over the policy terms.

Net property, plant and equipment at March 31, 2012 increased to $70.0 million from $66.1 million at December 31, 2011 due to the purchase of Racine Federated and normal capital expenditures, partially offset by depreciation expense.

The increase in intangible assets to $62.8 million at March 31, 2012 from $33.7 million at December 31, 2011 was due to the acquisition of Racine Federated, offset slightly by normal amortization. The acquisition also resulted in an increase in goodwill from $9.4 million at December 31, 2011 to $34.6 million at March 31, 2012. The March 31, 2012 intangibles and goodwill amounts are based on preliminary valuations and are subject to revision.

Short-term debt increased from $1.8 million at December 31, 2011 to $64.0 million at March 31, 2012. The increase was due to funds borrowed for the purchase of Racine Federated and the repurchase of stock by the Company under a program approved by its Board of Directors in November 2011 to repurchase up to $30.0 million of the Company’s Common stock.

Payables increased to $18.2 million at March 31, 2012 from $11.4 million at December 31, 2011 due primarily to the timing of payments.

Accrued compensation and employee benefits increased to $8.0 million at March 31, 2012 from $6.7 million at December 31, 2011 as a result of the Racine Federated acquisition.

Accrued income and other taxes increased to $4.5 million at March 31, 2012 from $0.9 million at December 31, 2011 due to current year accruals for taxes and the timing of income tax payments.

Other long-term liabilities increased to $6.7 million at March 31, 2012 from $1.1 million at December 31, 2011 primarily due to $5.6 million owed to the sellers of Racine Federated that is to be paid July 31, 2013.

At March 31, 2012, the Company had long-term deferred income tax liabilities of $10.4 million compared to a long-term deferred income tax asset of $2.3 million at December 31, 2011. This net change was the result of recording certain deferred tax liabilities in connection with the purchase of Racine Federated.

The overall reduction in total shareholders’ equity from $179.3 million at December 31, 2011 to $167.8 million at March 31, 2012 was the net effect of net earnings and stock options exercised, offset by dividends paid and $17.0 million of Common stock repurchased and retired by the Company under the current stock repurchase program.

The Company’s financial condition remains strong. In February 2012, the Company temporarily increased its principal line of credit (increasing it to $90.0 million) with its primary lender. The temporary line expires on June 16, 2012, by which time the Company expects to have new financing in place. This facility is unsecured, but there is a minimum tangible net worth covenant in effect for the period to which the Company is in compliance. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $40.1 million of unused credit lines available at March 31, 2012.

Other Matters

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2011 and the first quarter of 2012 were not material.

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

See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of risks and uncertainties that could impact the Company’s financial performance and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and have not materially changed since that report was filed.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

The Company’s quantitative and qualitative disclosures about market risk are included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and have not materially changed since that report was filed.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President – Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2012. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President – Finance, Chief Financial Officer and Treasurer concluded that as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of the Company of shares of its Common stock during the quarterly period ended March 31, 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
	(a)	(b)	(c)	(d)
January 1 – 31, 2012	—	$—	—	—
February 1 – 29, 2012	180,000	$33.46	180,000	717,000
March 1 – 31, 2012	340,000	$32.32	340,000	402,000
Total	520,000	$32.72	520,000	397,000

(1)	On November 11, 2011, the Company announced that its Board of Directors authorized the purchase of up to $30 million of its Common stock in open market or negotiated transactions over a two-year period. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases.

Item 6	Exhibits

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: April 26, 2012	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President – Controller

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended March 31, 2012

Exhibit Index

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.