Form 10-Q
period 2012-06-30
BADGER METER INC
filed 2012-08-02
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012

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

As of July 13, 2012, there were 14,290,872 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended June 30, 2012

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash	$6,511	$4,975
Receivables	51,670	41,168
Inventories:
Finished goods	12,985	13,476
Work in process	13,639	11,377
Raw materials	34,455	24,583

Total inventories	61,079	49,436
Prepaid expenses and other current assets	3,431	2,266
Deferred income taxes	3,960	3,350

Total current assets	126,651	101,195
Property, plant and equipment, at cost	150,530	144,928
Less accumulated depreciation	(82,339)	(78,826)

Net property, plant and equipment	68,191	66,102

Intangible assets, at cost less accumulated amortization	61,169	33,680
Other assets	6,262	6,259
Deferred income taxes	—	2,309
Goodwill	35,670	9,365

Total assets	$297,943	$218,910

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$77,828	$1,790
Payables	18,859	11,365
Accrued compensation and employee benefits	7,768	6,734
Warranty and after-sale costs	1,152	1,593
Income and other taxes	1,498	931

Total current liabilities	107,105	22,413

Other long-term liabilities	5,592	1,078
Deferred income taxes	10,230	—
Accrued non-pension postretirement benefits	6,104	6,103
Other accrued employee benefits	9,153	10,035
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	20,419	21,292
Capital in excess of par value	40,402	39,445
Reinvested earnings	146,183	166,271
Accumulated other comprehensive loss	(14,511)	(14,566)
Less: Employee benefit stock	(1,262)	(1,485)
Treasury stock, at cost	(31,472)	(31,676)

Total shareholders’ equity	159,759	179,281

Total liabilities and shareholders’ equity	$297,943	$218,910

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2012	2011	2012	2011
Net sales	$81,974	$75,148	$158,207	$132,507
Cost of sales	51,773	47,928	99,142	84,850

Gross margin	30,201	27,220	59,065	47,657
Selling, engineering and administration	18,846	14,943	37,522	30,142

Operating earnings	11,355	12,277	21,543	17,515
Interest expense	238	96	443	208

Earnings before income taxes	11,117	12,181	21,100	17,307
Provision for income taxes	3,675	4,347	7,409	6,213

Net earnings	$7,442	$7,834	$13,691	$11,094

Per share amounts:

Earnings per share:
Basic	$0.52	$0.52	$0.94	$0.74
Diluted	$0.52	$0.52	$0.94	$0.74

Dividends declared – Common stock	$0.16	$0.14	$0.32	$0.28

Shares used in computation of earnings per share:
Basic	14,234,900	14,962,314	14,527,328	14,943,502
Impact of dilutive securities	72,332	90,478	68,785	91,955

Diluted	14,307,232	15,052,792	14,596,113	15,035,457

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2012	2011	2012	2011
Net earnings	$7,442	$7,834	$13,691	$11,094
Other comprehensive income:
Foreign currency translation adjustment	(774)	474	(224)	1,047
Employee benefit funded status adjustment, net of tax	(73)	344	279	710

Comprehensive income	$6,595	$8,652	$13,746	$12,851

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Six Months Ended June 30,
	(Unaudited)
	(In thousands)
	2012	2011
Operating activities:
Net earnings	$13,691	$11,094
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	3,923	3,793
Amortization	1,992	1,172
Deferred income taxes	112	(15)
Noncurrent employee benefits	482	1,812
Stock-based compensation expense	576	542
Changes in:
Receivables	(5,483)	(4,739)
Inventories	(4,995)	1,693
Prepaid expenses and other current assets	(16)	(1,289)
Liabilities other than debt	3,794	3,752

Total adjustments	385	6,721

Net cash provided by operations	14,076	17,815

Investing activities:
Property, plant and equipment expenditures	(2,413)	(2,366)
Acquisitions, net of cash acquired and future payments	(51,517)	(3,954)

Net cash used for investing activities	(53,930)	(6,320)

Financing activities:
Net increase in short-term debt	76,339	(7,181)
Dividends paid	(4,676)	(4,207)
Proceeds from exercise of stock options	209	234
Tax benefit on stock options	115	141
Repurchase of Common stock	(30,000)	—
Issuance of treasury stock	391	417

Net cash provided by (used for) financing activities	42,378	(10,596)

Effect of foreign exchange rates on cash	(988)	285

Increase in cash	1,536	1,184
Cash – beginning of period	4,975	3,089

Cash – end of period	$6,511	$4,273

See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at June 30, 2012, results of operations for the three- and six-month periods ended June 30, 2012 and 2011, comprehensive income for the three- and six-month periods ended June 30, 2012 and 2011, and cash flows for the six-month periods ended June 30, 2012 and 2011. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Warranty and After-Sale Costs

The Company estimates and records provisions for warranties and other after-sale costs in the period in which the sale is recorded, based on a lag factor and historical warranty claim experience. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or problems caused by water quality issues. Changes in the Company’s warranty and after-sale costs reserve for the three- and six- month periods ended June 30, 2012 and 2011 were as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Balance at beginning of period	$1,406	$911	$1,593	$889
Net additions charged to earnings	166	272	345	476
Costs incurred and adjustments	(420)	(251)	(786)	(433)

Balance at end of period	$1,152	$932	$1,152	$932

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

The following table sets forth the components of net periodic benefit cost for the three months ended June 30, 2012 and 2011 based on December 31, 2011 and 2010 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2012	2011	2012	2011
Service cost – benefits earned during the year	$12	$143	$39	$37
Interest cost on projected benefit obligations	571	627	76	81
Expected return on plan assets	(803)	(945)	—	—
Amortization of prior service cost	—	49	40	40
Amortization of net (gain) loss	(154)	449	—	—

Net periodic benefit cost	$(374)	$323	$155	$158

The following table sets forth the components of net periodic benefit cost for the six months ended June 30, 2012 and 2011 based on December 31, 2011 and 2010 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2012	2011	2012	2011
Service cost – benefits earned during the year	$24	$286	$78	$74
Interest cost on projected benefit obligations	1,128	1,254	152	162
Expected return on plan assets	(1,595)	(1,889)	—	—
Amortization of prior service cost	—	98	80	80
Amortization of net loss	368	898	—	—

Net periodic benefit cost	$(75)	$647	$310	$316

The Company disclosed in its financial statements for the year ended December 31, 2011 that it estimated it would make a contribution in 2012 of $1.9 million due to the reduction in the market value of the underlying investments as of the December 31, 2011 actuarial measurement date. At June 30, 2012, the Company believes this amount is a reasonable estimate; however, the estimate remains subject to further calculations prior to the actual payment and may be adjusted.

The Company also disclosed in its financial statements for the year ended December 31, 2011 that it estimated it would pay $0.5 million in other postretirement benefits in 2012 based on actuarial estimates. As of June 30, 2012, $0.2 million of such benefits have been paid. The Company continues to believe that its estimated payments for the full year are reasonable. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2012 will not impact the expense for postretirement benefits for 2012.

Note 4 Accumulated Comprehensive Income (Loss)

Components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
(In thousands)	2012	2011
Cumulative foreign currency translation adjustment	$967	$1,191
Unrecognized pension and postretirement benefit plan liabilities, net of tax	(15,478)	(15,757)

Accumulated other comprehensive loss	$(14,511)	$(14,566)

Note 5 Acquisitions

On January 31, 2012, the Company completed its acquisition of 100% of the outstanding common stock of Racine Federated, Inc. (“Racine Federated”) of Racine, Wisconsin and its subsidiary Premier Control

Technologies, Ltd. located in Thetford, England for approximately $57.3 million in cash, plus an estimated working capital adjustment of $0.3 million. $4.6 million of the purchase price is due on July 31, 2013 and is included in other long-term liabilities on the consolidated balance sheet. Racine Federated manufactures and markets flow meters for the water industry as well as various industrial metering and specialty products. These products complement and expand the Company’s existing lines for the global flow measurement business.

The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition.

On May 23, 2012, the Company signed a new credit agreement which increased its principal line of credit (increasing it from $90.0 million to $125.0 million) for a three year period. The line will be permanently reduced by $16.7 million annually. The line was increased to meet short-term cash needs, if any, that may arise as the result of funding the acquisition of Racine Federated with cash, as well as any cash needs resulting from a $30.0 million stock repurchase program that began in the first quarter of 2012 and ended in the second quarter of 2012. The issuance of commercial paper may comprise a maximum of $70.0 million of the line of credit. This facility is unsecured, but there are a number of covenants in effect for the period to which the Company is in compliance.

The Company has not finalized the allocation of the purchase price as of June 30, 2012 because it has not completed its analysis of the fair value of inventories, property, plant and equipment, intangible assets, income tax liabilities and certain contingent liabilities. The following table summarizes the preliminary estimates of fair value of the assets acquired and the liabilities assumed as of the acquisition date:

(In thousands)	January 31, 2012
Assets Acquired:
Cash	$1,529
Receivables	5,002
Inventories	7,602
Prepaid expenses and other current assets	172
Current deferred income taxes	466
Property, plant and equipment	3,774
Intangible assets	29,500
Goodwill	26,305

Total assets acquired	$74,350

Liabilities Assumed:
Payables	$3,430
Accrued compensation and employee benefits	569
Income taxes	31
Long-term deferred income taxes	12,273
Other long-term liabilities	451

Total liabilities assumed	$16,754

The intangible assets acquired are primarily customer relationships and developed technology, with an estimated average useful life of 15 years.

The following preliminary, unaudited pro forma information combines historical results as if Racine Federated had been owned by the Company for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2012	2011	2012	2011
Net sales	$81,974	$85,501	$162,063	$153,957
Net earnings	$7,442	$8,084	$14,130	$12,404
Diluted earnings per share	$0.52	$0.54	$0.97	$0.82

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

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2011 and the first half of 2012 were not material.

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

Note 7 Income Taxes

The provision for income taxes as a percentage of earnings before income taxes for the second quarter of 2012 was 33.1% compared to 35.7% in the second quarter of 2011, due to the recognition in tax expense in 2012 of favorable state income tax audit outcomes for prior periods. The provision for income taxes as a percentage of earnings before income taxes for the first half of 2012 was 35.1% compared to 35.9% in the first half of 2011.

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

Item 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Description and Overview

The core competency of the Company is flow measurement solutions. The Company is a leading innovator, manufacturer and marketer of flow measurement and control products, serving water and gas utilities, municipalities and industrial customers worldwide. Measuring a wide variety of liquids ranging from water and oil to lubricants in industrial processes, the Company’s products are known for their high degree of accuracy, long-lasting durability and ability to provide valuable and timely measurement information to customers. The Company’s product lines fall into three categories: sales of meters and related technologies to municipal water utilities (municipal water), sales of meters to various industries for water and other fluids (industrial flow) and sales of valves, concrete vibrators and gas meter radios to unique markets (specialty products). While the discussion of sales focuses on these three categories due to the different markets served, the Company estimates that over 75% of its products are used in water applications when all categories are grouped together.

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

Specialty products include sales of radio technology to natural gas utilities for installation on their gas meters, as well as valves and concrete vibrators.

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

Fixed network advanced metering infrastructure (AMI) systems continue to build interest among water utilities. These systems incorporate a network of permanent data collectors or gateway receivers that are always active or listening for the radio transmission from the utilities’ meters. AMI systems eliminate the need for utility personnel to drive through service territories to collect meter reading data. These systems provide the utilities with more frequent and diverse data from the utilities’ meters at specified intervals.

In 2011, the Company introduced what it believes will be the next generation of metering technology, advanced metering analytics (AMA), along with a host of automated utility management tools to facilitate the ability of water utilities to increase their productivity and revenue, as well as proactively utilize their data. AMA is comprised of ReadCenter® Analytics software coupled with the new ORION® SE two-way fixed network technology, which is complemented by a family of highly accurate and reliable water meters. The ORION SE system can operate as a mobile AMR system, a fixed network AMI system, or both. For example, a water or gas utility can begin deployment in mobile mode and migrate to a fixed network system. Also, if the system is operating in fixed network mode and the collector network goes down, the system will automatically revert to mobile mode, allowing the utility to continue collecting readings. Once the collector network is back up, it will automatically revert back to its fixed network mode. By using AMA, utilities will be able to proactively manage their day-to-day operations through powerful analytics-based software and two-way fixed network meter reading.

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

Business Trends

Increasingly, the electric utility industry relies on AMI technology for two-way communication to monitor and control electrical devices at the customer’s site. Although the Company does not sell products for electric market applications, the trend toward AMI affects the markets in which the Company does participate, particularly for those customers in the water utility market that are interested in more frequent and diverse data collection. Specifically, AMI and AMA technologies enable water utilities to capture readings from each meter at specific intervals.

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

Acquisition

On January 31, 2012, the Company completed its acquisition of 100% of the outstanding common stock of Racine Federated, Inc. of Racine, Wisconsin and its subsidiary Premier Control Technologies, Ltd. located in Thetford, England for approximately $57.3 million in cash, plus an estimated working capital adjustment of $0.3 million. Racine Federated manufactures and markets flow meters for the water industry as well as various industrial metering and specialty products. These products complement and expand the Company’s existing lines for the global flow measurement business. This acquisition is further described in Note 5 “Acquisitions” in the accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

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

Revenue and Product Mix

Prior to the Company’s introduction of its own proprietary AMR products (ORION), Itron water utility-related products were a dominant AMR contributor to the Company’s results. Itron products are sold under an agreement between the Company and Itron, Inc. that has been renewed multiple times and is in effect until early 2016. The Company’s ORION products directly compete with Itron water AMR products. In recent years, many of the Company’s customers have selected ORION products over Itron products. While ORION sales were 2.4 times greater than those of the Itron licensed products for the first six months of 2012 and 2.7 times greater for all of 2011, the Company expects that the Itron products will remain a significant component of sales to water utilities. Continuing sales in both product lines underscores the continued acceptance of AMR technology by water utilities and affirms the Company’s strategy of selling Itron products in addition to its own proprietary products.

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

Results of Operations – Three Months Ended June 30, 2012

The Company’s net sales for the three months ended June 30, 2012 increased $6.9 million, or 9.2%, to $82.0 million compared to $75.1 million during the same period in 2011. The increase was due to the inclusion of Racine Federated’s sales in the second quarter of 2012 as a result of the acquisition on January 31, 2012, offset by a slight decline in municipal sales and a decrease in sales of radios for natural gas meters. Racine Federated’s sales for the three months ended June 30, 2012 were $11.9 million.

Municipal water sales decreased $1.4 million, or 2.6%, from $54.4 million in the second quarter of 2011 to $53.0 million in the second quarter of 2012. These sales represented 64.6% of sales for the three months ended June 30, 2012. The decrease was principally due to lower sales of residential meters sold with technology, partially offset by higher commercial meter sales. Sales of the Company’s ORION AMR technology related products decreased 25.9% due to lower volumes of product sold. Sales of the Itron related products decreased 3.3%. In the most recent period, ORION related products outsold Itron related products by a ratio of 1.8 to 1. Manually read residential meter sales increased slightly due to higher volumes sold. Commercial meter sales increased 24.9% in this period over the same period in 2011 due to higher volumes of products sold. Sales of Galaxy fixed network related products decreased 6.9% on slightly lower volumes. The Company believes the net overall sales decline in municipal water sales was a function of the quarter’s particular sales mix and factors affecting market conditions, including continuing municipal spending concerns that have been delaying ordering decisions, slower housing starts and the Company’s introduction in early 2011 of the next generation of the ORION product that is causing water utilities to take time to evaluate this new technology. Concerns still exist about the state of the economy, which affects short-term buying decisions by the Company’s customers.

Industrial flow products represented 26.3% of sales for the three months ended June 30, 2012. These sales increased $9.4 million, or 77.0%, to $21.6 million from $12.2 million in the same period last year. As noted above, Racine Federated was acquired on January 31, 2012 and their sales were included from that point forward. Within this product grouping, Racine Federated’s sales were $9.1 million. The remainder of the increase was due to slightly higher sales in the remaining industrial flow product lines.

Specialty application products represented 9.1% of sales for the three months ended June 30, 2012. These sales decreased $1.0 million in the second quarter of 2012, or 11.8%, to $7.5 million from $8.5 million during the same period in 2011. Included in this product grouping was $2.8 million of sales from Racine Federated, which mitigated the overall decline in this group. The decrease in sales was due to a 72% decline in the sales of radios into the natural gas market. The second quarter of 2011 included significant sales of radios to one particular natural gas customer that did not recur this quarter. The decline was also affected by decreased sales of valves due to lower quantities sold.

The gross margin as a percentage of sales was 36.8% in the second quarter of 2012 compared to 36.2% in the second quarter of 2011. The net increase was due in part to the addition of Racine Federated’s products, whose margins are generally a higher percentage than the Company’s overall weighted margin percentage. Margins also increased due to lower costs for castings which fluctuate with the metals market. Offsetting these margin increases were a product mix with lower sales of municipal technology products and lower sales of radios to natural gas utilities.

Selling, engineering and administration expenses for the three months ended June 30, 2012 increased $3.9 million, or 26.1%, over the same period in 2011. The increase was primarily attributable to the acquisition of Racine Federated and amortization of intangibles acquired, which were not included in the results for the second quarter of 2011. The remainder of the increase was due to higher employee incentives, and normal inflationary increases, offset by continuing cost control measures.

Operating earnings for the second quarter of 2012 decreased $0.9 million, or 7.5%, to $11.4 million compared to $12.3 million in 2011, as a net result of lower sales of municipal and specialty products and higher selling, engineering and administration expenses, offset somewhat by the addition of Racine Federated.

Interest expense for the quarter ended June 30, 2012 increased to $0.2 million from $0.1 million in the same period last year as a result of increased debt associated with the acquisition of Racine Federated and funds borrowed for the Company’s stock repurchase program.

The provision for income taxes as a percentage of earnings before income taxes for the second quarter of 2012 was 33.1% compared to 35.7% in the second quarter of 2011. The decrease was due to recognition in tax expense in 2012 of favorable state income tax audit outcomes for prior periods.

As a result of the above mentioned items, net earnings for the three months ended June 30, 2012 were $7.4 million, or $0.52 per diluted share, compared to $7.8 million, or $0.52 per diluted share, for the same period in 2011. The per share amounts are similar despite different net earnings amounts due to the effects of the Company’s stock repurchase program, which was completed in the second quarter of 2012.

Results of Operations – Six Months Ended June 30, 2012

The Company’s net sales for the six months ended June 30, 2012 increased $25.7 million, or 19.4%, to $158.2 million compared to $132.5 million during the same period in 2011. The increase was due in part to the inclusion of Racine Federated’s sales in the 2012 amounts as a result of the acquisition on January 31, 2012. Racine Federated’s sales for the five months since acquisition were $19.3 million. The remainder of the increase was due to higher municipal water product sales, offset by lower sales of specialty products due to fewer radios sold to natural gas utilities.

Municipal water sales increased $12.0 million, or 12.9%, from $93.3 million in the first six months of 2011 to $105.3 million in the first six months of 2012. These sales represented 66.6% of sales for the six months ended June 30, 2012. The increase was due principally to higher sales of residential meters sold with technology and higher commercial meter sales. Sales of the Company’s ORION AMR technology products decreased by less than 1.0%, while sales of the Itron related products increased 4.8%. In the first six months of 2012, ORION related products outsold Itron related products by a ratio of nearly 2.4 to 1. Manually read residential meter sales declined due to slightly lower volumes. Commercial meter sales increased 36.0% in this period over the same period in 2011 due to higher volumes of products sold. Sales of Galaxy fixed network related products increased 30.4% on significantly higher volumes. The Company believes the net overall volume increases represent a return to more normal buying patterns following a period of uncertainty about a number of factors, including municipal spending concerns that had been delaying ordering decisions, slower housing starts and the Company’s introduction in early 2011 of the next generation of the ORION product that is causing water utilities to take time to evaluate this new technology. Concerns still exist about the state of the economy, which affects short-term buying decisions by the Company’s customers.

Industrial flow products represented 24.8% of sales for the six months ended June 30, 2012. These sales increased $17.5 million, or 80.1%, to nearly $39.3 million from $21.8 million in the same period last year. As noted above, Racine Federated was acquired on January 31, 2012 and their sales were included from that point forward. Within this product grouping, Racine Federated’s sales were $15.1 million. The remainder of the increase was due to higher sales in nearly all industrial flow product lines.

Specialty application products represented 8.6% of sales for the six months ended June 30, 2012. These sales decreased $3.8 million in the six month period ended June 30, 2012, or 21.8%, to $13.6 million from $17.4 million during the same period in 2011. Included in this product grouping was $4.2 million of sales from Racine Federated, which mitigated the overall decline in this group. The decrease in sales was due to a 78% decline in the sales of radios into the natural gas market. The first six months of 2011 included significant sales of radios to one particular natural gas customer that did not recur in the similar period in 2012.

The gross margin as a percentage of sales was 37.3% for the first six months of 2012 compared to 36.0% in the same period in 2011. The net increase was due in part to the addition of Racine Federated’s products, whose margins are generally a higher percentage than the Company’s overall weighted margin percentage. Margins also increased due to lower costs for castings which costs fluctuate with the metals market, as well as the slightly higher volumes of products sold. Offsetting these margin increases were lower sales of radios to natural gas utilities.

Selling, engineering and administration expenses for the six months ended June 30, 2012 increased $7.4 million, or 24.5%, over the same period in 2011. The increase was primarily attributable to the acquisition of Racine Federated and amortization of intangibles acquired, which were not included in the results for the first six months of 2011. The remainder of the increase was due to higher employee incentives and normal inflationary increases, offset by continuing cost control measures.

Operating earnings for the first six months of 2012 increased $4.0 million, or 23.0%, to $21.5 million compared to $17.5 million in 2011, due to the higher municipal sales, the addition of Racine Federated and slightly lower product costs.

Interest expense for the first six months of 2012 increased to $0.4 million from $0.2 million in the same period last year as a result of increased debt associated with the acquisition of Racine Federated and funds borrowed for the Company’s stock repurchase program.

The provision for income taxes as a percentage of earnings before income taxes for the first six months of 2012 was 35.1% compared to 35.9% in the same period in 2011. The decrease was due to recognition in tax expense in 2012 of favorable state income tax audit outcomes for prior periods.

As a result of the above mentioned items, net earnings for the six month period ended June 30, 2012 were $13.7 million, or $0.94 per diluted share, compared to $11.1 million, or $0.74 per diluted share, for the same period in 2011.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $14.1 million for the first six months of 2012 compared to $17.8 million in the same period in 2011. The cash impact of higher earnings for the first six months of 2012 and increased payables was more than offset by increased receivables and inventories.

The receivables balance increased from $41.2 million at December 31, 2011 to $51.7 million at June 30, 2012 due principally to the acquisition of Racine Federated’s receivables as well as higher overall sales. Generally, sales are lower in the fourth quarter resulting in lower receivable balances at year end. The Company believes its net receivables balance is fully collectible.

Inventories at June 30, 2012 increased $11.7 million to $61.1 million from $49.4 million at December 31, 2011. Much of the increase was due to the acquisition of Racine Federated with the remainder due to the timing of purchases.

Prepaid expenses and other current assets at June 30, 2012 increased to $3.4 million from $2.3 million at December 31, 2011 due primarily to the payment of certain calendar year insurance premiums that are expensed ratably over the policy terms.

Net property, plant and equipment at June 30, 2012 increased to $68.2 million from $66.1 million at December 31, 2011 due to the purchase of Racine Federated and normal capital expenditures, partially offset by depreciation expense.

The increase in intangible assets to $61.2 million at June 30, 2012 from $33.7 million at December 31, 2011 was due to the acquisition of Racine Federated, offset slightly by normal amortization. The acquisition also resulted in an increase in goodwill from $9.4 million at December 31, 2011 to $35.7 million at June 30, 2012. The June 30, 2012 intangibles and goodwill amounts are based on preliminary valuations for Racine Federated and are subject to revision.

Short-term debt increased from $1.8 million at December 31, 2011 to $77.8 million at June 30, 2012. The increase was due to funds borrowed for the purchase of Racine Federated and the repurchase of stock by the Company under a program approved by its Board of Directors in November 2011 to repurchase up to $30.0 million of the Company’s Common stock, which was completed in the second quarter of 2012.

Payables increased to $18.9 million at June 30, 2012 from $11.4 million at December 31, 2011 due primarily to the timing of payments and the acquisition of Racine Federated.

Accrued compensation and employee benefits increased to $7.8 million at June 30, 2012 from $6.7 million at December 31, 2011 as a result of the Racine Federated acquisition.

Accrued income and other taxes increased to $1.5 million at June 30, 2012 from $0.9 million at December 31, 2011 due to current year accruals for taxes and the timing of income tax payments.

Other long-term liabilities increased to $5.6 million at June 30, 2012 from $1.1 million at December 31, 2011 primarily due to $4.6 million owed to the sellers of Racine Federated that is to be paid July 31, 2013.

At June 30, 2012, the Company had long-term deferred income tax liabilities of $10.2 million compared to a long-term deferred income tax asset of $2.3 million at December 31, 2011. This net change was the result of recording certain deferred tax liabilities in connection with the purchase of Racine Federated.

The overall reduction in total shareholders’ equity from $179.3 million at December 31, 2011 to $159.8 million at June 30, 2012 was the net effect of net earnings and stock options exercised, offset by dividends paid and $30.0 million of Common stock repurchased and retired by the Company under the current stock repurchase program.

The Company’s financial condition remains strong. In May 2012, the Company signed a new credit agreement which increased its principal line of credit (increasing it from $90.0 million to $125.0 million) with its primary lender for a three year period. The line will be permanently reduced by $16.7 million annually. This facility is unsecured, but there are a number of covenants in effect for the period to which the Company is in compliance. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $56.0 million of unused credit lines available at June 30, 2012.

Other Matters

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2011 and the first half of 2012 were not material.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and have not materially changed since that report was filed unless otherwise indicated in this Form 10-Q.

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

Item 4  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President – Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2012. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President – Finance, Chief Financial Officer and Treasurer concluded that as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of the Company of shares of its Common stock during the quarterly period ended June 30, 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
	(a)	(b)	(c)	(d)
April 1 – 30, 2012	192,321	$34.36	192,321	186,700
May 1 – 31, 2012	113,618	$36.78	113,618	60,000
June 1 – 30, 2012	62,117	$35.42	62,117	—
Total	368,056	$33.78	368,056	—

(1)	On November 11, 2011, the Company announced that its Board of Directors authorized the purchase of up to $30.0 million of its Common stock in open market or negotiated transactions over a two-year period. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases. Shares remaining to be purchased were estimated based on the average price of shares purchased during each period.

Item 6  Exhibits

Exhibit No.	Description

4.1	Loan Agreement dated May 23, 2012 between Badger Meter, Inc. and BMO Harris Bank NA relating to Badger Meter, Inc.’s credit agreement.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: August 2, 2012	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President – Controller

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended June 30, 2012

Exhibit Index

Exhibit No.	Description

4.1	Loan Agreement dated May 23, 2012 between Badger Meter, Inc. and BMO Harris Bank NA relating to Badger Meter, Inc.’s credit agreement.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text.