Form 10-Q
period 2012-09-30
BADGER METER INC
filed 2012-10-30
CIK 9092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2012
___________________________________________________
BADGER METER, INC.
 ___________________________________________________
4545 W. Brown Deer Road
Milwaukee, Wisconsin 53223
(414) 355-0400
A Wisconsin Corporation
IRS Employer Identification No. 39-0143280
Commission File No. 001-06706
___________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 18, 2012, there were 14,305,637 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended September 30, 2012

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.
Consolidated Condensed Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash	$6,056	$4,975
Receivables	53,689	41,168
Inventories:
Finished goods	19,806	13,476
Work in process	13,400	11,377
Raw materials	27,008	24,583
Total inventories	60,214	49,436
Prepaid expenses and other current assets	2,960	2,266
Deferred income taxes	4,043	3,350
Total current assets	126,962	101,195
Property, plant and equipment, at cost	149,786	144,928
Less accumulated depreciation	(81,284)	(78,826)
Net property, plant and equipment	68,502	66,102
Intangible assets, at cost less accumulated amortization	59,845	33,680
Other assets	5,691	6,259
Deferred income taxes	—	2,309
Goodwill	35,670	9,365
Total assets	$296,670	$218,910
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$71,181	$1,790
Payables	20,966	11,365
Accrued compensation and employee benefits	9,196	6,734
Warranty and after-sale costs	913	1,593
Income and other taxes	2,015	931
Total current liabilities	104,271	22,413
Other long-term liabilities	1,021	1,078
Deferred income taxes	10,258	—
Accrued non-pension postretirement benefits	6,068	6,103
Other accrued employee benefits	7,968	10,035
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	20,430	21,292
Capital in excess of par value	40,852	39,445
Reinvested earnings	152,627	166,271
Accumulated other comprehensive loss	(14,096)	(14,566)
Less: Employee benefit stock	(1,262)	(1,485)
Treasury stock, at cost	(31,467)	(31,676)
Total shareholders’ equity	167,084	179,281
Total liabilities and shareholders’ equity	$296,670	$218,910
See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2012	2011	2012	2011
Net sales	$87,130	$69,698	$245,337	$202,205
Cost of sales	52,800	46,918	151,942	131,768
Gross margin	34,330	22,780	93,395	70,437
Selling, engineering and administration	20,219	14,791	57,741	44,933
Operating earnings	14,111	7,989	35,654	25,504
Interest expense (income)	286	(87)	729	121
Earnings before income taxes	13,825	8,076	34,925	25,383
Provision for income taxes	4,968	1,196	12,377	7,409
Net earnings	$8,857	$6,880	$22,548	$17,974
Per share amounts:
Earnings per share:
Basic	$0.63	$0.46	$1.57	$1.20
Diluted	$0.62	$0.46	$1.56	$1.19
Dividends declared – Common stock	$0.17	$0.16	$0.49	$0.44
Shares used in computation of earnings per share:
Basic	14,128,055	14,989,366	14,393,644	14,959,202
Impact of dilutive securities	57,851	69,109	65,140	84,339
Diluted	14,185,906	15,058,475	14,458,784	15,043,541
See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2012	2011	2012	2011
Net earnings	$8,857	$6,880	$22,548	$17,974
Other comprehensive income:
Foreign currency translation adjustment	272	(698)	48	349
Employee benefit funded status adjustment, net of tax	143	351	422	1,061
Comprehensive income	$9,272	$6,533	$23,018	$19,384
See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
	September 30
	(Unaudited) (In thousands)
	2012	2011
Operating activities:
Net earnings	$22,548	$17,974
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	5,772	5,458
Amortization	3,331	1,759
Deferred income taxes	73	(66)
Noncurrent employee benefits	595	1,476
Contribution to pension plan	(1,097)	—
Stock-based compensation expense	921	836
Changes in:
Receivables	(7,414)	(2,636)
Inventories	(4,042)	1,667
Prepaid expenses and other current assets	473	(1,337)
Liabilities other than debt	2,859	1,330
Total adjustments	1,471	8,487
Net cash provided by operations	24,019	26,461
Investing activities:
Property, plant and equipment expenditures	(4,524)	(3,696)
Acquisitions, net of cash acquired and future payments	(51,517)	(3,954)
Net cash used for investing activities	(56,041)	(7,650)
Financing activities:
Net increase (decrease) in short-term debt	69,654	(10,543)
Dividends paid	(7,107)	(6,615)
Proceeds from exercise of stock options	291	251
Tax benefit on stock options	223	166
Repurchase of Common stock	(30,000)	—
Issuance of treasury stock	430	468
Net cash provided by (used for) financing activities	33,491	(16,273)
Effect of foreign exchange rates on cash	(388)	160
Increase in cash	1,081	2,698
Cash – beginning of period	4,975	3,089
Cash – end of period	$6,056	$5,787
See accompanying notes to consolidated condensed financial statements.

BADGER METER, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at September 30, 2012, results of operations for the three- and nine-month periods ended September 30, 2012 and 2011, comprehensive income for the three- and nine-month periods ended September 30, 2012 and 2011, and cash flows for the nine-month periods ended September 30, 2012 and 2011. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.
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
Warranty and After-Sale Costs
The Company estimates and records provisions for warranties and other after-sale costs in the period in which the sale is recorded, based on a lag factor and historical warranty claim experience. After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated problems after the customer has installed the product, or problems caused by water quality issues. Changes in the Company’s warranty and after-sale costs reserve for the three- and nine-month periods ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Balance at beginning of period	$1,152	$932	$1,593	$889
Net additions charged to earnings	86	272	431	748
Costs incurred	(325)	(200)	(1,111)	(633)
Balance at end of period	$913	$1,004	$913	$1,004

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

The following table sets forth the components of net periodic benefit cost for the three months ended September 30, 2012 and 2011 based on December 31, 2011 and 2010 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2012	2011	2012	2011
Service cost – benefits earned during the year	$12	$107	$36	$37
Interest cost on projected benefit obligations	564	605	74	81
Expected return on plan assets	(797)	(936)	—	—
Amortization of prior service cost	—	49	40	40
Amortization of net loss	184	448	—	—
Net periodic benefit cost (income)	$(37)	$273	$150	$158
The following table sets forth the components of net periodic benefit cost for the nine months ended September 30, 2012 and 2011 based on December 31, 2011 and 2010 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2012	2011	2012	2011
Service cost – benefits earned during the year	$36	$393	$107	$111
Interest cost on projected benefit obligations	1,691	1,859	221	243
Expected return on plan assets	(2,392)	(2,825)	—	—
Amortization of prior service cost	—	147	121	120
Amortization of net loss	553	1,346	—	—
Net periodic benefit cost (income)	$(112)	$920	$449	$474
The Company disclosed in its financial statements for the year ended December 31, 2011 that it estimated it would make a contribution in 2012 of $1.9 million due to the reduction in the market value of the underlying investments as of the December 31, 2011 actuarial measurement date. As a result of recent law changes, the Company has funded $1.1 million as of September 30, 2012 related to the 2011 pension plan year. The Company believes no additional contributions will be required during 2012.
The Company also disclosed in its financial statements for the year ended December 31, 2011 that it estimated it would pay $0.5 million in other postretirement benefits in 2012 based on actuarial estimates. As of September 30, 2012, $0.4 million of such benefits have been paid. The Company continues to believe that its estimated payments for the full year are reasonable. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2012 will not impact the expense for postretirement benefits for 2012.

Note 4 Accumulated Comprehensive Income (Loss)
Components of accumulated other comprehensive loss are as follows:

(In thousands)	September 30, 2012	December 31, 2011
Cumulative foreign currency translation adjustment	$1,238	$1,191
Unrecognized pension and postretirement benefit plan liabilities, net of tax	(15,334)	(15,757)
Accumulated other comprehensive loss	$(14,096)	$(14,566)

Note 5 Acquisitions
On January 31, 2012, the Company completed its acquisition of 100% of the outstanding common stock of Racine Federated, Inc. (“Racine Federated”) of Racine, Wisconsin and its subsidiary Premier Control Technologies, Ltd. located in Thetford, England for approximately $57.3 million in cash, plus an estimated working capital adjustment of $0.3 million. $4.6 million of the purchase price is due on July 31, 2013 and is included in payables on the consolidated balance sheet. Racine Federated manufactures and markets flow meters for the water industry as well as various industrial metering and specialty products. These products complement and expand the Company’s existing lines for the global flow measurement business.

The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company’s financial statements from the date of acquisition.
On May 23, 2012, the Company signed a new credit agreement which increased its principal line of credit (increasing it from $90.0 million to $125.0 million) for a three year period. The line will be permanently reduced by $16.7 million annually. The line was increased to meet short-term cash needs, if any, that may arise as the result of funding the acquisition of Racine Federated with cash, as well as any cash needs resulting from a $30.0 million stock repurchase program that began in the first quarter of 2012 and ended in the second quarter of 2012. The issuance of commercial paper may comprise a maximum of $70.0 million of the line of credit. This facility is unsecured, but there are a number of financial covenants in effect for the period with which the Company is in compliance.
The Company has not finalized the allocation of the purchase price as of September 30, 2012 because it has not completed its analysis of the fair value of inventories, property, plant and equipment, intangible assets, income tax liabilities and certain contingent liabilities. The following table summarizes the preliminary estimates of fair value of the assets acquired and the liabilities assumed as of the acquisition date:

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except per share amounts)	2012	2011	2012	2011
Net sales	$87,130	$80,617	$249,193	$234,574
Net earnings	$8,857	$7,281	$22,987	$19,765
Diluted earnings per share	$0.62	$0.48	$1.59	$1.31

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

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company's assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2011 and the first three quarters of 2012 were not material.

Like other companies in recent years, the Company is named as a defendant in numerous pending multi-claimant/multi-defendant lawsuits alleging personal injury as a result of exposure to asbestos, manufactured by third parties, and integrated into or sold with a very limited number of the Company's products. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based in part on the fact that no claimant has proven or substantially demonstrated asbestos exposure caused by products manufactured or sold by the Company and that a number of cases have been voluntarily dismissed.

 The Company has been named as a defendant in one pending patent infringement lawsuit.  The lawsuit alleges the Company and other parties infringed a patent on a metering data feature.  As part of its sales contracts, the Company indemnifies customers for intellectual property infringement claims on its products and pays for certain costs, damages and fees if applicable conditions are met.  The complaint seeks unspecified damages as well as injunctive relief.  The Company believes this claim is without merit and it is vigorously defending its interests. Although it is not possible to predict the ultimate outcome of this matter, the Company does not believe the ultimate resolution of this issue will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

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

Note 7 Income Taxes
The provision for income taxes as a percentage of earnings before income taxes for the third quarter of 2012 was 35.9% compared to 14.8% in the third quarter of 2011. The provision for income taxes as a percentage of earnings before income taxes for the nine-month period ended September 30, 2012 was 35.4% compared to 29.2% in the same period of 2011.

The nine-month period of 2012 results include the recognition of favorable state income tax audit outcomes for prior periods. The third quarter and nine-month period of 2011 results included recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns. These benefits totaled $1.5 million and were recognized in earnings in the third quarter of 2011 due to the realization that such benefits became more likely than not upon the conclusion of an IRS audit of the Company's 2009 federal income tax return. Without these benefits, the provision for income taxes as a percentage of earnings before income taxes would have been 33.1% and 35% for the three- and nine-month periods ended September 30, 2011.

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
The core competency of the Company is flow measurement solutions. The Company is a leading innovator, manufacturer and marketer of flow measurement and control products, serving water and gas utilities, municipalities and industrial customers worldwide. Measuring a wide variety of liquids ranging from water and oil to lubricants in industrial processes, the Company's products are known for their high degree of accuracy, long-lasting durability and ability to provide valuable and timely measurement information to customers. The Company's product lines fall into three categories: sales of meters and related technologies to municipal water utilities (municipal water), sales of meters to various industries for water and other fluids (industrial flow) and sales of valves, concrete vibrators and gas meter radios to unique markets (specialty products). While the discussion of sales focuses on these three categories due to the different markets served, the Company estimates that over 75% of its products are used in water applications when all categories are grouped together.
Municipal water, the largest category by sales volume, includes water meters and related technologies and services used by water utilities as the basis for generating water and wastewater revenues. The key market for the Company's water meter products is North America, primarily the United States, because the meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. Sales of water meters and related technologies and services are commonly referred to as residential or commercial water meter sales, the latter referring to larger sizes of meters.
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

For municipal water, residential and commercial water meters are generally classified as either manually read meters or remotely read meters via radio technology. A manually read meter consists of the water meter and a register that gives a visual display of the meter reading. Meters equipped with radio transmitters use encoder registers to convert the measurement data from the meter into a digital format which is then transmitted via radio frequency to a receiver that collects and formats the data appropriately for a water utility's billing system. Mobile systems, referred to as automatic meter reading (AMR) systems, have been the primary technology deployed by water utilities over the past two decades, providing accurate and cost-effective billing data. In an AMR system, a vehicle equipped for meter reading purposes, including a radio receiver, computer and reading software, collects the data from the utility's meters.

Fixed network advanced metering infrastructure (AMI) systems continue to build interest among water utilities. These systems incorporate a network of permanent data collectors or gateway receivers that are always active or listening for the radio transmission from the utilities' meters. AMI systems eliminate the need for utility personnel to drive through service territories to collect meter reading data. These systems provide the utilities with more frequent and diverse data from the utilities' meters at specified intervals.

In 2011, the Company introduced what it believes will be the next generation of metering technology, advanced metering analytics (AMA), along with a host of automated utility management tools to facilitate the ability of water and gas utilities to increase their productivity and revenue, as well as proactively utilize their data. AMA is comprised of ReadCenter® Analytics software coupled with the new ORION® SE two-way fixed network technology, which is complemented by a family of highly accurate and reliable water meters. The ORION SE system can operate as a mobile AMR system, a fixed network AMI system, or both. For example, a water or gas utility can begin deployment in mobile mode and migrate to a fixed network system. Also, if the system is operating in fixed network mode and the collector network goes down, the system will automatically revert to mobile mode, allowing the utility to continue collecting readings. Once the collector network is back up, it will automatically revert back to its fixed network mode. By using AMA, utilities will be able to proactively manage their day-to-day operations through powerful analytics-based software and two-way fixed network meter reading.

The Company's net sales and corresponding net earnings depend on unit volume and product mix, with the Company generally earning higher margins on meters equipped with AMR, AMI or AMA technology. In addition to selling its proprietary AMR/AMI/AMA products, including the ORION AMR/AMI/AMA technologies and the GALAXY® AMI/AMA system, the Company also remarkets the Itron® AMR/AMI product under a license and distribution agreement with Itron. The Company's proprietary AMR/AMI/AMA products generally result in higher margins than the remarketed, non-proprietary technology products. The Company also sells registers and radios separately to customers who wish to upgrade their existing meters in the field.

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

Water meter replacement and the adoption and deployment of new technology comprise the majority of water meter product sales, including AMR/AMI/AMA products. To a much lesser extent, housing starts also contribute to the new product sales base. Over the last decade, there has been a growing trend in the conversion from manually read water meters to AMR/AMI technology. This conversion rate is accelerating and contributes to an increased water meter and AMR/AMI base of business. The Company estimates that less than 30 percent of water meters installed in the United States have been converted to AMR or AMI technology. The Company's strategy is to fulfill customers' metering expectations and requirements with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.

Industrial flow and specialty products serve niche flow measurement and control applications across a broad industrial spectrum. Specialized communication protocols that control the entire flow measurement process drive these markets. The Company's specific flow measurement and control applications and technologies serve the flow measurement market through both customized and standard precision flow measurement technologies.
Business Trends

Increasingly, the electric utility industry relies on AMI technology for two-way communication to monitor and control electrical devices at the customer's site. Although the Company does not sell products for electric market applications, the trend toward AMI affects the markets in which the Company does participate, particularly for those customers in the water utility market that are interested in more frequent and diverse data collection. Specifically, AMI and AMA technologies enable water utilities to capture readings from each meter at specific intervals.

The Company sells its technology solutions to meet customer requirements. Since the technology products have comparable margins, any change in the mix between AMR, AMI or AMA is not expected to have a significant impact on the Company's net sales related to meter reading technology.

There are approximately 53,000 water utilities in the United States and the Company estimates that less than 30 percent of them have converted to an AMR or AMI technology. Although there is growing interest in AMI and AMA communication by water utilities, the vast majority of utilities installing such technology continue to select AMR technologies for their applications. The Company's ORION technology has experienced rapid acceptance in the United States as an increasing number of water utilities have selected ORION as their AMR solution. The Company anticipates that even with growing interest in AMI and AMA, AMR will continue to be the primary product of choice for a number of years. For many water utilities, AMR technology is simply the most cost-effective solution available today. However, with the introduction of AMA, the Company believes it is well-positioned to meet customers' future needs.

Acquisitions

On January 31, 2012, the Company completed its acquisition of 100% of the outstanding common stock of Racine Federated, Inc. of Racine, Wisconsin and its subsidiary Premier Control Technologies, Ltd. located in Thetford, England for approximately $57.3 million in cash, plus an estimated working capital adjustment of $0.3 million. Racine Federated manufactures and markets flow meters for the water industry as well as various industrial metering and specialty products. These products complement and expand the Company's existing lines for the global flow measurement business. This acquisition is further described in Note 5 “Acquisitions” in the accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

On January 26, 2011, the Company purchased Remag, AG of Bern, Switzerland for $4.9 million. Remag distributes a line of precision flow measurement products, some of which they manufacture, for the global industrial market. Their small turbine meters complement and expand the Company's existing line of industrial flow products. This acquisition is further described in Note 5 “Acquisitions” in the accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Revenue and Product Mix

Prior to the Company's introduction of its own proprietary AMR products (ORION), Itron water utility-related products were a dominant AMR contributor to the Company's results. Itron products are sold under an agreement between the Company and Itron, Inc. that has been renewed multiple times and is in effect until early 2016. The Company's ORION products directly compete with Itron water AMR products. In recent years, many of the Company's customers have selected ORION products over Itron products. While ORION sales are generally greater than those of the Itron licensed products, the Company expects that the Itron products will remain a significant component of sales to water utilities. Continuing sales in both product lines underscores the continued acceptance of AMR technology by water utilities and affirms the Company's strategy of selling Itron products in addition to its own proprietary products.

As the industry continues to evolve, the Company has been vigilant in anticipating and exceeding customer expectations. In 2011, the Company introduced AMA as a hardware and software solution for water and gas utilities, which it believes will help maintain the Company's position as a market leader. The Company continues to seek opportunities for additional revenue enhancement. For instance, the Company is periodically asked to oversee and perform field installation of its products for certain customers. The Company assumes the role of general contractor, hiring installation subcontractors and supervising their work. The Company also supports its product and technology sales with the sale of extended service programs that provide additional services beyond the standard warranty. In recent years, the Company has sold ORION radio technology to natural gas utilities for installation on their gas meters. The revenues from such products and services are not yet significant and the Company is uncertain of the potential growth achievable for such products and services in future periods.

Results of Operations - Three Months Ended September 30, 2012

The Company's net sales for the three months ended September 30, 2012 increased $17.4 million, or 25.0%, to $87.1 million compared to $69.7 million during the same period in 2011. The increase was due to the inclusion of Racine Federated's sales in the third quarter of 2012 as a result of the acquisition on January 31, 2012, and higher municipal sales offset somewhat by lower sales of radios to natural gas utilities. Racine Federated's sales for the three months ended September 30, 2012 were $11.8 million.

Municipal water sales increased $5.7 million, or 10.8%, from $53.0 million in the third quarter of 2011 to $58.7 million in the third quarter of 2012. These sales represented 67.4% of sales for the three months ended September 30, 2012. The increase was due to higher sales of residential meters sold with technology as well as higher commercial meter sales. Sales of the meters with technology increased 11.1% on higher volumes. Manually read residential meter sales decreased slightly due to lower volumes sold. Commercial meter sales increased 10.8% in this period over the same period in 2011 due to higher volumes of products sold. The Company believes the net overall sales increase in municipal water sales was due to normal buying patterns resuming after a period where there were (and still are) factors affecting market conditions, including continuing municipal spending concerns that have been delaying ordering decisions, slower housing starts and the Company's introduction in early 2011 of the next generation of the ORION product that is causing water utilities to take time to evaluate this new technology.

Industrial flow products represented 23.5% of sales for the three months ended September 30, 2012. These sales increased $10.1 million, or 97.1%, to $20.5 million from $10.4 million in the same period last year. As noted above, Racine Federated was acquired on January 31, 2012 and their sales were included from that point forward. Within this product grouping, Racine Federated's sales were $9.2 million. The remainder of the increase was due to higher sales in most of the remaining industrial flow product lines.

Specialty application products represented 9.1% of sales for the three months ended September 30, 2012. These sales increased $1.6 million in the third quarter of 2012, or 25.4%, to $7.9 million from $6.3 million during the same period in 2011. Included in this product grouping was $2.6 million of sales from Racine Federated. Without these sales, the specialty products would have shown a sales decrease due to lower sales of radios into the natural gas market. The third quarter of 2011 included higher sales of radios to one particular natural gas customer that did not recur this quarter.

The gross margin as a percentage of sales was 39.4% in the third quarter of 2012 compared to 32.7% in the third quarter of 2011. The net increase was due in part to the addition of Racine Federated's products, whose margins are generally a higher percentage than the Company's overall weighted margin percentage. Margins also increased due to lower costs for castings which fluctuate with the metals market and higher volumes in general which increase overall factory utilization. Offsetting these margin increases were lower sales of radios to natural gas utilities.

Selling, engineering and administration expenses for the three months ended September 30, 2012 increased $5.4 million, or 36.7%, over the same period in 2011. The increase was primarily attributable to the acquisition of Racine Federated and amortization of intangibles acquired, which were not included in the results for the third quarter of 2011. The remainder of the increase was due to higher employee incentives, and normal inflationary increases, offset by continuing cost control measures. In addition, the third quarter of 2012 included a $1.0 million charge in connection with the write down of the Company's investment in an emerging technology company.

Operating earnings for the third quarter of 2012 increased $6.1 million, or 76.6%, to $14.1 million compared to $8.0 million in 2011, as a net result of the higher sales of municipal and industrial products, offset somewhat by higher selling, engineering and administration expenses. In addition, lower costs of certain raw materials also contributed to the increased operating earnings.

Interest expense for the quarter ended September 30, 2012 increased to $0.3 million from a credit balance of $0.1 million in the same period last year, which included interest expense reversed for amounts previously accrued for certain tax issues. The interest expense in the third quarter of this year is due to increased borrowings associated with the acquisition of Racine Federated and funds borrowed for the Company's stock repurchase program.

The provision for income taxes as a percentage of earnings before income taxes for the third quarter of 2012 was 35.9% compared to 14.8% in the third quarter of 2011, which included recognition of $1.5 million of previously unrecognized tax benefits for certain tax deductions taken on previous tax returns. Without those benefits, the provision for income taxes as a percentage of earnings before income taxes would have been 33.1% in the third quarter of 2011.

As a result of the above mentioned items, net earnings for the three months ended September 30, 2012 were nearly $8.9 million, or $0.62 per diluted share, compared to $6.9 million, or $0.46 per diluted share, for the same period in 2011. The per share amounts were also affected by the effects of the Company's stock repurchase program, which was completed in the second quarter of 2012.

Results of Operations - Nine Months Ended September 30, 2012

The Company's net sales for the nine months ended September 30, 2012 increased $43.1 million, or 21.3%, to $245.3 million compared to $202.2 million during the same period in 2011. The increase was due in part to the inclusion of Racine Federated's sales in the 2012 amounts as a result of the acquisition on January 31, 2012. Racine Federated's sales for the eight months since acquisition were $31.2 million. The remainder of the increase was due to higher municipal water product sales, offset by lower sales of specialty products due to fewer radios sold to natural gas utilities.

Municipal water sales increased $17.6 million, or 12.0%, from $146.4 million in the first nine months of 2011 to $164.0 million in the first nine months of 2012. These sales represented 66.9% of sales for the nine months ended September 30, 2012. The increase was due principally to higher sales of residential meters sold with technology and higher commercial meter sales. Sales of the meters with technology increased 11.6% on higher volumes. Commercial meter sales increased 26.2% in this period over the same period in 2011 due to higher volumes of products sold. The Company believes the net overall sales increase in municipal water sales was due to normal buying patterns resuming after a period where there were (and still are) factors affecting market conditions, including continuing municipal spending concerns that have been delaying ordering decisions, slower housing starts and the Company's introduction in early 2011 of the next generation of the ORION product that is causing water utilities to take time to evaluate this new technology.

Industrial flow products represented 24.4% of sales for the nine months ended September 30, 2012. These sales increased $27.6 million, or 85.7%, to $59.8 million from $32.2 million in the same period last year. As noted above, Racine Federated was acquired on January 31, 2012 and their sales were included from that point forward. Within this product grouping, Racine Federated's sales were $24.4 million. The remainder of the increase was due to higher sales in nearly all industrial flow product lines.

Specialty application products represented 8.7% of sales for the nine months ended September 30, 2012. These sales decreased $2.1 million in the nine month period ended September 30, 2012, or 8.9%, to $21.5 million from $23.6 million during the same period in 2011. Included in this product grouping was $6.8 million of sales from Racine Federated, which mitigated the overall decline in this group. The decrease in sales was due to a 68.6% decline in the sales of radios into the natural gas market. The first nine months of 2011 included significant sales of radios to one particular natural gas customer that did not recur in the similar period in 2012.

The gross margin as a percentage of sales was 38.1% for the first nine months of 2012 compared to 34.8% in the same period in 2011. The net increase was due in part to the addition of Racine Federated's products, whose margins are generally a higher percentage than the Company's overall weighted margin percentage. Margins also increased due to lower costs for castings which costs fluctuate with the metals market, as well as the higher volumes of products sold. Offsetting these margin increases were lower sales of radios to natural gas utilities.

Selling, engineering and administration expenses for the nine months ended September 30, 2012 increased $12.8 million, or 28.5%, over the same period in 2011. The increase was primarily attributable to the acquisition of Racine Federated and amortization of intangibles acquired, which were not included in the results for the first nine months of 2011. The remainder of the increase was due to higher employee incentives and normal inflationary increases, offset by continuing cost control measures.

Operating earnings for the first nine months of 2012 increased $10.2 million, or 39.8%, to $35.7 million compared to $25.5 million in 2011, due to the higher municipal sales, the addition of Racine Federated and slightly lower product costs.

Interest expense for the first nine months of 2012 increased to $0.7 million from $0.1 million in the same period last year as a result of increased debt associated with the acquisition of Racine Federated and funds borrowed for the Company's stock repurchase program. The 2011 amounts included interest expense reversed for amounts previously accrued for certain tax issues.

The provision for income taxes as a percentage of earnings before income taxes for the first nine months of 2012 was 35.4% compared to 29.2% in the same period in 2011. The 2011 results included recognition of $1.5 million of previously unrecognized tax benefits for certain tax deductions taken on previous tax returns. Without those benefits, the provision for income taxes as a percentage of earnings before income taxes would have been 35.0% for the first nine months of 2011.

As a result of the above mentioned items, net earnings for the nine month period ended September 30, 2012 were $22.5 million, or $1.56 per diluted share, compared to $18.0 million, or $1.19 per diluted share, for the same period in 2011. The per share amounts were also affected by the effects of the Company's stock repurchase program, which was completed in the second quarter of 2012.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $24.0 million for the first nine months of 2012 compared to $26.5 million in the same period in 2011. The cash impact of higher earnings for the first nine months of 2012 and increased payables was more than offset by increased receivables and inventories.

The receivables balance increased from $41.2 million at December 31, 2011 to $53.7 million at September 30, 2012 due principally to the acquisition of Racine Federated's receivables as well as higher overall sales. Generally, sales are lower in the fourth quarter resulting in lower receivable balances at year end. The Company believes its net receivables balance is fully collectible.

Inventories at September 30, 2012 increased $10.8 million to $60.2 million from $49.4 million at December 31, 2011. Much of the increase was due to the acquisition of Racine Federated with the remainder due to the timing of purchases.

Prepaid expenses and other current assets at September 30, 2012 increased to $3.0 million from $2.3 million at December 31, 2011 due primarily to the payment of certain calendar year insurance premiums that are expensed ratably over the policy terms.

Net property, plant and equipment at September 30, 2012 increased to $68.5 million from $66.1 million at December 31, 2011 due to the purchase of Racine Federated and normal capital expenditures, partially offset by depreciation expense.

The increase in intangible assets to $59.8 million at September 30, 2012 from $33.7 million at December 31, 2011 was due to the acquisition of Racine Federated, offset slightly by normal amortization. The acquisition also resulted in an increase in goodwill from $9.4 million at December 31, 2011 to $35.7 million at September 30, 2012. The September 30, 2012 intangibles and goodwill amounts are based on preliminary valuations for Racine Federated and are subject to revision.

Short-term debt increased from $1.8 million at December 31, 2011 to $71.2 million at September 30, 2012. The increase was due to funds borrowed for the purchase of Racine Federated and the repurchase of stock by the Company under a program approved by its Board of Directors in November 2011 to repurchase up to $30.0 million of the Company's Common stock, which was completed in the second quarter of 2012.

Payables increased to $21.0 million at September 30, 2012 from $11.4 million at December 31, 2011 due primarily to the timing of payments and the acquisition of Racine Federated. In addition, this account now includes $4.6 million owed to the sellers of Racine Federated that is to be paid July 31, 2013.

Accrued compensation and employee benefits increased to $9.2 million at September 30, 2012 from $6.7 million at December 31, 2011 as a result of the Racine Federated acquisition, as well as higher accrued employee incentive costs due to improved results.

Accrued income and other taxes increased to $2.0 million at September 30, 2012 from $0.9 million at December 31, 2011 due to current year accruals for taxes and the timing of income tax payments.

At September 30, 2012, the Company had long-term deferred income tax liabilities of $10.3 million compared to a long-term deferred income tax asset of $2.3 million at December 31, 2011. This net change was the result of recording certain deferred tax liabilities in connection with the purchase of Racine Federated.

Other accrued employee benefits decreased $2.0 from $10.0 million at December 31, 2011 to $8.0 million at September 30, 2012. The decline was due in part to the Company making a $1.1 million contribution into the pension plan.

The overall reduction in total shareholders' equity from $179.3 million at December 31, 2011 to $167.1 million at September 30, 2012 was the net effect of net earnings and stock options exercised, offset by dividends paid and $30.0 million of Common stock repurchased and retired by the Company under the current stock repurchase program.

    The Company's financial condition remains strong. In May 2012, the Company signed a new credit agreement which increased its principal line of credit (increasing it from $90.0 million to $125.0 million) with its primary lender for a three year period. The line will be permanently reduced by $16.7 million annually. This facility is unsecured, but there are a number of financial covenants with which the Company is in compliance. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $62.8 million of unused credit lines available at September 30, 2012.

Other Matters

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company's assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2011 and the first three quarters of 2012 were not material.

Like other companies in recent years, the Company is named as a defendant in numerous pending multi-claimant/multi-defendant lawsuits alleging personal injury as a result of exposure to asbestos, manufactured by third parties, and integrated into or sold with a very limited number of the Company's products. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based in part on the fact that no claimant has proven or substantially demonstrated asbestos exposure caused by products manufactured or sold by the Company and that a number of cases have been voluntarily dismissed.

The Company has been named as a defendant in one pending patent infringement lawsuit.  The lawsuit alleges the Company and other parties infringed a patent on a metering data feature.  As part of its sales contracts, the Company indemnifies customers for intellectual property infringement claims on its products and pays for certain costs, damages and fees if applicable conditions are met.  The complaint seeks unspecified damages as well as injunctive relief.  The Company believes this claim is without merit and it is vigorously defending its interests. Although it is not possible to predict the ultimate outcome of this matter, the Company does not believe the ultimate resolution of this issue will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of risks and uncertainties that could impact the Company's financial performance and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company's off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and have not materially changed since that report was filed unless otherwise indicated in this Form 10-Q.

Item 3    Quantitative and Qualitative Disclosures about Market Risk

The Company's quantitative and qualitative disclosures about market risk are included in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and have not materially changed since that report was filed.

Item 4    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2012. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: October 30, 2012	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President – Controller

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended September 30, 2012
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.