Form 10-K
period 2012-12-31
BADGER METER INC
filed 2013-03-05
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Company as of June 29, 2012 was $510,127,001. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $37.55 per share, the closing price of the Common Stock as reported on the New York Stock Exchange on June 29, 2012, and (ii) each of the Company's executive officers and directors is deemed to be an affiliate of the Company.

As of February 6, 2013, there were 14,309,738 shares of Common Stock outstanding with a par value of $1 per share.

Portions of the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year, are incorporated by reference from the definitive Proxy Statement into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company's then current views and assumptions and involve risks and uncertainties. Some risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements include those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2012 that include, among other things:

•
the continued shift in the Company's business from lower cost, manually read meters toward more expensive, value-added automatic meter reading (AMR) systems, advanced metering infrastructure (AMI) systems and advanced metering analytics (AMA) systems that offer more comprehensive solutions to customers' metering needs;

•	the success or failure of newer Company products;

•
changes in competitive pricing and bids in both the domestic and foreign marketplaces, and particularly in continued intense price competition on government bid contracts for lower cost, manually read meters;

•	the actions (or lack thereof) of the Company's competitors;

•
changes in the Company's relationships with its alliance partners, primarily its alliance partners that provide radio solutions, and particularly those that sell products that do or may compete with the Company's products;

•
changes in the general health of the United States and foreign economies, including to some extent such things as the length and severity of global economic downturns, the ability of municipal water utility customers to authorize and finance purchases of the Company's products, the Company's ability to obtain financing, housing starts in the United States, and overall industrial activity;

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

•
the Company's expanded role as a prime contractor for providing complete connectivity systems to governmental entities, which brings with it added risks, including but not limited to, the Company's responsibility for subcontractor performance, additional costs and expenses if the Company and its subcontractors fail to meet the timetable agreed to with the governmental entity, and the Company's expanded warranty and performance obligations;

•	the Company's ability to successfully integrate acquired businesses or products;

•	changes in foreign economic conditions, particularly currency fluctuations in the United States dollar, the Euro and the Mexican peso;

•	the loss of certain single-source suppliers; and

•
changes in laws and regulations, particularly laws dealing with the use of lead (which can be used in the manufacture of certain meters incorporating brass housings) and the United States Federal Communications Commission rules affecting the use and/or licensing of radio frequencies necessary for radio products.

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

Throughout this 2012 Annual Report on Form 10-K, the words “we”, “us” and “our” refer to the Company.

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

Market Overview, Products, Systems and Solutions

The core competency of the Company is flow measurement solutions. The Company is a leading innovator, manufacturer and marketer of flow measurement and control products, serving water and gas utilities, municipalities and industrial customers worldwide. Measuring a wide variety of liquids ranging from water and oil to lubricants in industrial processes, the Company's products are known for their high degree of accuracy, long-lasting durability and ability to provide valuable and timely measurement information to customers. The Company's product lines fall into three categories: sales of water meters and related technologies to municipal water utilities (municipal water), sales of meters to various industries for water and other fluids (industrial flow) and sales of concrete vibrators and gas meter radios to unique markets (specialty products). The Company estimates that over 75% of its products are used in water applications when all categories are grouped together.

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

Industrial flow includes products sold worldwide to measure and control materials flowing through a pipe or pipeline including water, air, steam, oil, and other liquids and gases. These meters and valves are used in a variety of applications, such as water/wastewater; heating, ventilating and air conditioning (HVAC); oil and gas; chemical and petrochemical; food and beverage; and pharmaceutical production.

Specialty products include sales of radio technology to natural gas utilities for installation on their gas meters, and concrete vibrators.

For municipal water, residential and commercial water meters are generally classified as either manually read meters or remotely read meters via radio technology. A manually read meter consists of a water meter and a register that gives a visual meter reading display. Meters equipped with radio transmitters (endpoints) use encoder registers to convert the measurement data from the meter into an encrypted digital format which is then transmitted via radio frequency to a receiver that collects and formats the data appropriately for water utility billing systems. Mobile systems, referred to as automatic meter reading (AMR) systems, have been the primary technology deployed by water utilities over the past two decades, providing accurate and cost-effective billing data. In an AMR system, a vehicle equipped for meter reading purposes, including a radio receiver, computer and reading software, collects the data from the utility's meters.

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

In 2011, the Company introduced what it believes will be the next generation of metering technology, advanced metering analytics (AMA), along with a host of automated utility management tools to facilitate the ability of water and gas utilities to increase their productivity and revenue, as well as proactively utilize their data. AMA is comprised of ReadCenter® Analytics software coupled with ORION® SE two-way fixed network or GALAXY® one-way fixed network technology, which is complemented by a family of highly accurate and reliable water meters.

The ORION SE system can operate as a mobile AMR system, a fixed network AMI system, or both. For example, a water or gas utility can begin deployment in mobile mode and migrate to a fixed network system. Also, if the system is operating in fixed network mode and the collector network goes down, the system will automatically revert to mobile mode, allowing the utility to continue collecting readings. Once the collector network is back up, it will automatically revert back to its fixed network mode. By using AMA, utilities will be able to proactively manage their day-to-day operations through powerful analytics-based software and a fixed network meter reading system.

The Company's net sales and corresponding net earnings depend on unit volume and product mix, with the Company generally earning higher margins on meters equipped with radio technology. In addition to selling its proprietary radio products, including the ORION radio technologies and GALAXY AMI/AMA system, the Company also remarkets the Itron® radio products under a license and distribution agreement with Itron. The Company's proprietary radio products generally result in higher margins than the remarketed, non-proprietary technology products. The Company also sells registers and endpoints separately to customers who wish to upgrade their existing meters in the field.

The proprietary ORION endpoint technology has been licensed to other technology providers on a non-exclusive basis, including those providing radio products that communicate over power lines, broadband networks, and proprietary radio frequency networks, allowing ORION a distinct advantage in the radio solutions market. In addition, the ORION universal gateway receiver transmits data over a variety of public wireless networks, which allows for strategic deployments, such as monitoring large commercial users.

Water meter replacement and the adoption and deployment of new technology comprise the majority of water meter product sales, including radio products. To a much lesser extent, housing starts also contribute to the new product sales base. Over the last decade, there has been a growing trend in the conversion from manually read water meters to radio technology. This conversion rate is accelerating and contributes to an increased water meter and radio solutions base of business. The Company estimates that less than 30 percent of water meters installed in the United States have been converted to a radio solutions technology. The Company's strategy is to fulfill customers' metering expectations and requirements with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.

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

The Company's products are primarily manufactured and assembled in the Company's Milwaukee, Wisconsin; Racine, Wisconsin; Tulsa, Oklahoma; Scottsdale, Arizona; Nogales, Mexico; Neuffen, Germany; Brno, Czech Republic; and Bern, Switzerland facilities.

The Company's products are sold throughout the world through employees, resellers and representatives. Depending on the customer mix, there can be a moderate seasonal impact on sales, primarily relating to higher sales of certain municipal water products during the spring and summer months. No single customer accounts for more than 10 percent of the Company's sales.

Competition

There are competitors in each category in which the Company sells its products, and the competition varies from moderate to intense. Major competitors for utility water meters include Sensus USA Inc., Neptune Technology Group, Inc., Elster AMCO Metering, LLC and Master Meter, Inc. The Company's primary competitors for water utility radio products are Itron, Inc., Neptune Technology Group, Inc. and Sensus USA Inc. While the Company sells its own proprietary radio systems (ORION and GALAXY), it is also a reseller of the Itron products. A number of the Company's competitors in certain markets have greater financial resources than the Company. However, the Company believes it currently provides the leading technology in water meters and radio water systems. As a result of significant research and development activities, the Company enjoys favorable patent positions and trade secret protections for several of its technologies and products.

There are many competitors in the industrial flow and specialty products markets due to the various markets and applications being served. For example, major competitors in the industrial flow markets include Emerson Electric Company, Krohne Messtechnik GmbH, Endress & Hauser Management AG, and Yokogawa Electric Corporation. In the HVAC market, the key competitor is Onicon Inc. In upstream oil and gas, Cameron International Corporation is the primary competitor. The Company competes with AW-Lake Company in the measurement of on-machine hydraulic fluids. With the acquisition of Racine Federated, Inc. in January 2012, the Company has a large portfolio of metering technology to compete in these markets.

Backlog

The Company's total backlog of unshipped orders at December 31, 2012 and 2011 was $34.8 million and $33.4 million, respectively. The backlog is comprised of firm orders and signed contractual commitments, or portions of such commitments, that call for shipment within 12 months. Backlog can be significantly affected by the timing of orders for large projects and the amounts can vary due to the timing of work performed.

Raw Materials

Raw materials used in the manufacture of the Company's products include purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel and cast iron), plastic resins, glass, microprocessors and other electronic subassemblies and components. There are multiple sources for these raw materials, but the Company relies on single suppliers for certain brass castings and certain electronic subassemblies. The Company believes these items would be available from other sources, but that the loss of certain suppliers would result in a higher cost of materials, delivery delays, short-term increases in inventory and higher quality control costs in the short term. The Company carries business interruption insurance on key suppliers. The Company's purchases of raw materials are based on production schedules, and as a result, inventory on hand is generally not exposed to price fluctuations. World commodity markets and currency exchange rates may also affect the prices of material purchased in the future. The Company does not hold significant amounts of precious metals.

Research and Development

Expenditures for research and development activities relating to the development of new products, the improvement of existing products and manufacturing process improvements were $9.6 million in 2012 compared to $8.1 million in 2011 and $7.2 million in 2010. Research and development activities are primarily sponsored by the Company. The Company also engages in some joint research and development with other companies.

Intangible Assets

The Company owns or controls several trade secrets and many patents, trademarks and trade names in the United States and other countries that relate to its products and technologies. No single patent, trademark, trade name or trade secret is material to the Company's business as a whole.

Environmental Protection

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company's assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2012, 2011 and 2010 were not material.

Employees

The Company and its subsidiaries employed 1,366 persons at December 31, 2012, 133 of whom are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The Company is currently operating under a five-year contract with the union, which expires on October 31, 2016. The Company believes it has good relations with the union and all of its employees.

The following table sets forth certain information regarding the Executive Officers of the Registrant.

Name	Position	Age at 2/29/2013
Richard A. Meeusen	Chairman, President and Chief Executive Officer	58
Richard E. Johnson	Senior Vice President — Finance, Chief Financial Officer and Treasurer	58
Fred J. Begale	Vice President — Engineering	48
William R. A. Bergum	Vice President — General Counsel and Secretary	48
Gregory M. Gomez	Vice President — Business Development	48
Horst E. Gras	Vice President — International Operations	57
Raymond G. Serdynski	Vice President — Manufacturing	56
Beverly L. P. Smiley	Vice President — Controller	63
Kimberly K. Stoll	Vice President — Sales and Marketing	46
Dennis J. Webb	Vice President — Customer Solutions	65

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

Mr. Johnson has served as Senior Vice President - Finance, Chief Financial Officer and Treasurer for more than five years.

Mr. Begale was elected Vice President - Engineering in December 2010. Mr. Begale served as Vice President - Business Development from April 2009 to December 2010, and Director - Business Development from March 2007 to April 2009.

Mr. Bergum has served as Vice President - General Counsel and Secretary for more than five years.

Mr. Gomez was elected Vice President - Business Development in December 2010. Mr. Gomez served as Vice President - Engineering from February 2008 to December 2010, and Director of Engineering from July 2007 to February 2008.

Mr. Gras has served as Vice President - International Operations for more than five years.

Mr. Serdynski was elected Vice President - Manufacturing in February 2008. Mr. Serdynski served as Director of Manufacturing Operations prior to that.

Ms. Smiley has served as Vice President - Controller for more than five years.

Ms. Stoll was elected Vice President - Sales and Marketing in February 2012. Ms. Stoll served as Vice President - Marketing from April 2009 to February 2012, and served as Director - Utility Marketing from August 2008 to April 2009. Prior to August 2008, Ms. Stoll was Marketing Manager at Dorner Manufacturing from April 2007 to June 2008.

Mr. Webb was elected Vice President - Customer Solutions in February 2012. Mr. Webb served as Vice President - Sales from April 2009 to February 2012, and Vice President - Sales and Marketing from February 2008 to April 2009. Mr. Webb served as Vice President - Sales, Marketing and Engineering prior to that.

Foreign Operations and Export Sales

The Company distributes its products through employees, resellers and representatives throughout the world. Additionally, the Company has a sales, distribution and manufacturing facility in Neuffen, Germany; sales and customer service offices in Mexico, Singapore, China and Slovakia; manufacturing facilities in Nogales, Mexico; and manufacturing and sales facilities in Brno, Czech Republic and Bern, Switzerland. The Company exports products from the United States that are manufactured in Milwaukee, Wisconsin; Racine, Wisconsin; Tulsa, Oklahoma and Scottsdale, Arizona.

Information about the Company's foreign operations and export sales is included in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2012 Annual Report on Form 10-K.

Financial Information about Industry Segments

The Company operates in one industry segment as an innovator, manufacturer and marketer of products incorporating flow measurement and control technologies as described in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2012 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Shareholders, potential investors and other readers are urged to consider the significant business risks described below in addition to the other information set forth or incorporated by reference in this 2012 Annual Report on Form 10-K, including the “Special Note Regarding Forward Looking Statements” at the front of this 2012 Annual Report on Form 10-K. If any of the events contemplated by the following risks actually occur, our financial condition or results of operations could be materially adversely affected. The following list of risk factors may not be exhaustive. We operate in a continually changing business, economic and geopolitical environment, and new risk factors may emerge from time to time. We can neither predict these new risk factors with certainty nor assess the precise impact, if any, on our business, or the extent to which any factor, or combination of factors, may adversely impact our results of operations. While there is much uncertainty, we do analyze the risks we face, perform a probability assessment of their impacts and attempt to soften their potential impact when and if possible.

Competitive pressures in the marketplace could decrease our revenues and profits.

Competitive pressures in the marketplace for our products could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. We operate in an environment where competition varies from moderate to intense and a number of our competitors have greater financial resources. Our competitors also include alliance partners that sell products that do or may compete with our products, particularly those that provide radio solutions. The principal elements of competition for our most significant product applications, residential and commercial water meters for the municipal water utility market (with various radio technology systems), are price, product technology, quality and service. The competitive environment is also affected by the movement toward radio technologies and away from manually read meters, the demand for replacement units and, to some extent, such things as global economic conditions, the timing and size of governmental programs such as stimulus fund programs, the ability of municipal water utility customers to authorize and finance purchases of our products, our ability to obtain financing, housing starts in the United States, and overall economic activity. For our industrial flow and specialty products, the competitive environment is affected by the general economic health of various industrial sectors particularly in the United States and Europe.

The inability to develop technologically advanced products could harm our future success.

We believe that our future success depends, in part, on our ability to develop technologically advanced products that meet or exceed appropriate industry standards. Although we believe that we currently have a competitive advantage in this area, maintaining such advantage will require continued investment in research and development, sales, marketing and manufacturing capabilities. There can be no assurance that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to maintain such competitive advantage. If we are unable to maintain our competitive advantage, our future financial performance may be adversely affected. We are not currently aware of any emerging standards or new products that could render our existing products obsolete.

The inability to obtain adequate supplies of raw materials and component parts at favorable prices could decrease our profit margins and negatively impact timely delivery to customers.

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

New regulations related to conflict minerals may force us to incur additional expenses.

The Securities and Exchange Commission recently adopted additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or “conflict minerals,” that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by a Securities and Exchange Commission reporting company. The minerals that the final rules cover are commonly referred to as “3TG” and include tin, tantalum, tungsten and gold. Implementation of the new disclosure requirements could affect the sourcing and availability of some of the materials that we use in the manufacture of our products. Our supply chain is complex, and if we are not able to conclusively verify the origins for all conflict minerals used in our products or that our products are “conflict free,” then we may face reputational challenges with customers or investors. We could also incur significant costs related to the compliance process, including potential difficulty or added costs in satisfying the disclosure requirements.

Economic conditions could cause a material adverse impact on our sales and operating results.

As a supplier of products, the majority of which are to water utilities, we may be adversely affected by global economic conditions and delays in governmental programs created to stimulate the economy that affect our customers, including independent distributors, large city utilities, private water companies and numerous smaller municipal water utilities. These customers may delay capital projects, including non-critical maintenance and upgrades, or may not have the ability to authorize and finance purchases during economic downturns or instability in world markets. We also sell products for other applications to reduce our dependency on the municipal water market. A significant downturn in this market could cause a material adverse impact on sales and operating results. Therefore, a downturn in general economic conditions, as well as in the municipal water market, and delays in the timing or amounts of possible economic stimulus fund programs or the availability of funds to municipalities could result in a reduction in demand for our products and services and could harm the business.

Failure to manufacture quality products could have a material adverse effect on our business.

If we fail to maintain and enforce quality control and testing procedures, our products will not meet required performance standards. Product quality and performance are a priority for us since our products are used in various applications where precise control of fluids is essential. Although we believe we have a very good reputation for product quality, any future production and/or sale of substandard products would seriously harm our reputation, resulting in both a loss of current customers to competitors and damage to our ability to attract new customers. In addition, if any of our products prove to be defective, we may be required to participate in a recall involving such products. A successful claim brought against us with respect to a defective product in excess of available insurance coverage, if any, or a requirement to participate in a major product recall, could have a material adverse effect on our business, results of operations or financial condition.

Litigation against us could be costly, time consuming to defend and could adversely affect our profitability.

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business. For example, we may be subject to workers' compensation claims, employment/labor disputes, customer and supplier disputes, product liability claims, intellectual property disputes and contractual disputes related to warranties arising out of the conduct of our business. Litigation may result in substantial costs and may divert management's attention and resources, which could adversely affect our profitability or financial condition.

Changes in environmental or regulatory requirements could entail additional expenses that could decrease our profitability.

We cannot predict the nature, scope or effect of future environmental or regulatory requirements to which our operations might be subject or the manner in which existing or future laws will be administered or interpreted. Compliance with such laws or regulations may entail additional expenses that could decrease profitability. We are subject to a variety of environmental laws, such as lead content in certain meters incorporating brass housings, and regulatory laws affecting the use and/or licensing of radio frequencies necessary for radio products, as well as regulations related to customs and trade practices. Currently, the cost of complying with existing laws is included as part of our on-going expenses and does not have a material effect on our business or financial position, but a change in the future could adversely affect our profitability.

Risks related to foreign markets could decrease our profitability.

Since we sell products worldwide as well as manufacture products in several countries, we are subject to risks associated with doing business internationally. These risks include such things as changes in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, potentially negative consequences from changes in tax laws or regulatory requirements, differing labor regulations, and the difficulty of managing widespread operations.

An inability to attract and retain skilled employees could negatively impact our growth and decrease our profitability.

Our success depends on our continued ability to identify, attract, develop and retain skilled personnel throughout our organization. Current and future compensation arrangements, including benefits, may not be sufficient to attract new employees or retain existing employees, which may hinder our growth.

Rising healthcare and retirement benefit costs could increase cost pressures and decrease our profitability.

We estimate liabilities and expenses for retirement plans and other postretirement benefits that require the use of assumptions relating to the rates used to discount the future estimated liability, rate of return on any assets and various assumptions related to the age and cost of the workforce. Actual results may differ from the estimates and have a material adverse effect on future results of operations or on the financial statements as a whole. Rising healthcare and retirement benefit costs in the United States may also add to cost pressures and decrease our profitability.

A failure to maintain good corporate governance practices could damage our reputation and adversely affect our future success.

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

Failure to successfully integrate acquired businesses or products could adversely affect our operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal facilities utilized by the Company at December 31, 2012 are listed below. The Company owns all such facilities in fee simple except as noted. The Company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

		Approximate area
Location	Principal use	(square feet)
Milwaukee, Wisconsin, USA	Manufacturing and offices	323,500
Racine, Wisconsin, USA	Manufacturing and offices	134,000	(1)
Scottsdale, Arizona, USA	Manufacturing and offices	23,000	(2)
Tulsa, Oklahoma, USA	Manufacturing and offices	59,500
Brno, Czech Republic	Manufacturing and offices	27,800
Neuffen, Germany	Manufacturing and offices	21,500
Nogales, Mexico	Manufacturing and offices	140,000
Nogales, Mexico	Manufacturing and offices	41,300
Bern, Switzerland	Manufacturing and offices	1,100	(3)

(1)	Leased facility. Lease term expires December 31, 2025.
(2)    Leased facility. Lease term expires June 30, 2014.
(3)    Building is owned, but land is leased from the government. Lease term expires October 18, 2021.

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

               The Company has been named as a defendant in one pending patent infringement lawsuit.  The lawsuit alleges the Company and other parties infringed a patent on a metering data feature.  The Company believes this claim is without merit and it is vigorously defending its interests. As part of its contracts, the Company indemnifies certain customers and alliance partners for intellectual property infringement claims on its products.  Some of those types of parties are also named defendants in this lawsuit. Although it is not possible to predict the ultimate outcome of this matter, the Company does not believe the ultimate resolution of this issue will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

The Company is subject to contingencies related to environmental laws and regulations. Information about the Company's compliance with environmental regulations is included in Part I, Item 1 of this 2012 Annual Report on Form 10-K under the heading “Environmental Protection.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information required by this Item is set forth in Note 11 “Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2012 Annual Report on Form 10-K.

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

The following graph compares on a cumulative basis the yearly percentage change since January 1, 2007 in (a) the total shareholder return on the Common Stock with (b) the total return on the Russell 2000 Index, and (c) the total return of the peer group made up of 15 companies in similar industries and with similar market capitalization.

The graph assumes $100 invested on December 31, 2006. It further assumes the reinvestment of dividends. The returns of each component company in the peer groups have been weighted based on such company's relative market capitalization.

December 31		2007	2008	2009	2010	2011	2012
Badger Meter, Inc.	Return %		(34.78)%	39.11%	12.55%	(32.27)%	63.98%
	Cum $	$100.00	$65.22	$90.72	$102.11	$69.15	$113.40
Russell 2000 Index	Return %		(33.78)%	27.17%	26.86%	(4.17)%	16.35%
	Cum $	$100.00	$66.22	$84.22	$106.84	$102.38	$119.12
Peer Group	Return %		(25.92)%	13.47%	24.87%	(2.85)%	38.16%
	Cum $	$100.00	$74.08	$84.06	$104.96	$101.97	$140.88

The Peer Group consists of A.O. Smith Corp. (AOS), Badger Meter, Inc. (BMI), CIRCOR International, Inc. (CIR), Colfax Corporation (CFX), ESCO Technologies Inc. (ESE), Flow International Corporation (FLOW), Franklin Electric Co, Inc. (FELE), Fuel Systems Solutions, Inc. (FSYS), Gorman-Rupp Company (GRC), Lindsay Corporation (LNN), Measurement

Specialties, Inc. (MEAS), MFRI, Inc. (MFRI), Mueller Water Products (MWA), Robbins & Myers, Inc. (RBN), and Watts Water Technologies, Inc. (WTS).

ITEM 6. SELECTED FINANCIAL DATA
BADGER METER, INC.
Ten Year Summary of Selected Consolidated Financial Data

	Years ended December 31,
(In thousands except per share data)	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003
Operating results
Net sales	$319,660	262,915	276,634	250,337	279,552	234,816	229,754	203,637	188,663	168,728
Research and development	$9,857	8,086	7,164	6,910	7,136	5,714	5,458	5,343	4,572	6,070
Earnings from continuing operations before income taxes	$43,471	27,349	44,438	42,333	39,555	29,325	27,489	25,664	20,325	15,658
Earnings from continuing operations	$28,032	19,161	28,662	26,780	25,084	18,386	16,568	16,164	12,056	9,798
Earnings (loss) from discontinued operations (1)	n/a	n/a	n/a	7,390	n/a	(1,929)	(9,020)	(2,911)	(2,423)	(2,221)
Net earnings	$28,032	19,161	28,662	34,170	25,084	16,457	7,548	13,253	9,633	7,577
Earnings from continuing operations to sales	8.8%	7.3%	10.4%	10.7%	9.0%	7.8%	7.2%	7.4%	6.4%	5.8%
Per Common share
Basic earnings from continuing operations	$1.96	1.28	1.92	1.81	1.72	1.29	1.19	1.20	0.91	0.76
Basic earnings (loss) from discontinued operations	n/a	n/a	n/a	0.50	n/a	(0.13)	(0.65)	(0.22)	(0.18)	(0.17)
Total basic earnings	$1.96	1.28	1.92	2.31	1.72	1.16	0.54	0.98	0.73	0.59
Diluted earnings (loss) from continuing operations	$1.95	1.27	1.91	1.79	1.69	1.26	1.15	1.15	0.89	0.75
Diluted earnings (loss) from discontinued operations	n/a	n/a	n/a	0.49	n/a	(0.13)	(0.63)	(0.20)	(0.18)	(0.17)
Total diluted earnings	$1.95	1.27	1.91	2.28	1.69	1.13	0.52	0.95	0.71	0.58
Cash dividends declared:
Common Stock	$0.66	0.60	0.52	0.46	0.40	0.34	0.31	0.29	0.28	0.27
Price range - high	$48.60	45.47	45.49	44.90	62.74	46.43	32.20	25.63	16.00	9.94
Price range - low	$29.30	26.86	32.58	22.50	17.58	23.00	19.51	13.23	8.53	6.13
Closing price	$47.41	29.43	44.22	39.82	29.02	44.95	27.70	19.62	14.98	9.54
Book value *	$11.96	11.85	11.19	9.65	7.50	6.33	5.07	5.36	4.77	4.19
Shares outstanding at year-end
Common Stock	$14,314	15,123	15,048	14,973	14,808	14,519	14,154	13,696	13,444	13,170
Financial position
Working capital *	$27,294	78,782	64,658	60,419	35,740	38,725	33,648	32,923	25,461	25,946
Current ratio *	1.3 to 1	4.5 to 1	3.0 to 1	3.3 to 1	1.7 to 1	1.9 to 1	1.7 to 1	1.8 to 1	1.6 to 1	1.7 to 1
Net cash provided by operations	$34,801	31,317	18,396	36,588	26,143	27,934	16,750	18,361	6,297	15,221
Capital expenditures	$8,202	5,336	9,238	7,750	13,237	15,971	11,060	9,088	5,582	5,214
Total assets	$290.453	218,910	215,864	191,016	195,358	150,301	139,383	145,867	142,961	133,851
Short-term and current portion of long-term debt	$66,730	1,790	12,878	8,003	19,670	13,582	17,037	13,328	22,887	9,188
Long-term debt	n/a	n/a	n/a	n/a	5,504	3,129	5,928	15,360	14,819	24,450
Shareholders' equity (2)	$171,247	179,281	168,383	144,461	111,023	91,969	71,819	73,416	64,066	55,171
Debt as a percent of total debt and equity *	28.0%	1.0%	7.1%	5.2%	18.5%	15.4%	26.8%	30.1%	37.0%	37.9%
Return on shareholders' equity *	16.4%	10.7%	17.0%	18.5%	22.6%	20.0%	23.1%	22.0%	18.8%	17.8%
Price/earnings ratio *	24.3	23.2	23.2	22.2	17.2	35.7	24.1	17.1	16.8	12.7

(1) The Company's French operations have been presented as discontinued operations through 2007, the years of ownership. In 2009, discontinued operations represented the recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns related to the shutdown of the Company's French operations.
(2) The Company adopted the provisions of the Financial Standards Accounting Board Accounting Standards Codification 715, “Compensation - Retirement Benefits” on December 31, 2006, with respect to recognizing the funded status of pension and postretirement benefit plans, and at December 31, 2008, with respect to changing the measurement date.

*    Description of calculations as of the applicable year end:
Book value per share equals total shareholders' equity at year-end divided by the number of common shares outstanding.
Working capital equals total current assets less total current liabilities.
Current ratio equals total current assets divided by total current liabilities.
Debt as a percent of total debt and equity equals total debt (the sum of short-term debt, current portion of long-term debt and long-term debt) divided by the sum of total debt and total shareholders' equity at year-end. The debt of the discontinued French operations is included in this calculation through 2007, the years of ownership, although there was no debt at the end of 2007 related to the French operations.
Return on shareholders' equity equals earnings from continuing operations divided by total shareholders' equity at year-end.
Price/earnings ratio equals the closing stock price for common stock divided by diluted earnings per share from continuing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION AND OVERVIEW

The core competency of the Company is flow measurement solutions. The Company is a leading innovator, manufacturer and marketer of flow measurement and control products, serving water and gas utilities, municipalities and industrial customers worldwide. Measuring a wide variety of liquids ranging from water and oil to lubricants in industrial processes, the Company's products are known for their high degree of accuracy, long-lasting durability and ability to provide valuable and timely measurement information to customers. The Company's product lines fall into three categories: sales of water meters and related technologies to municipal water utilities (municipal water), sales of meters to various industries for water and other fluids (industrial flow) and sales of concrete vibrators and gas meter radios to unique markets (specialty products). The Company estimates that over 75% of its products are used in water applications when all categories are grouped together.

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

Industrial flow includes products sold worldwide to measure and control materials flowing through a pipe or pipeline including water, air, steam, oil, and other liquids and gases. These meters and valves are used in a variety of applications, such as water/wastewater; heating, ventilating and air conditioning (HVAC); oil and gas; chemical and petrochemical; food and beverage; and pharmaceutical production.

Specialty products include sales of radio technology to natural gas utilities for installation on their gas meters, and concrete vibrators.

Additional information about the Company's business is described in Part 1, Item 1 “Business” under the heading “Market Overview, Products, Systems and Solutions” in this 2012 Annual Report on Form 10-K.

Business Trends

Increasingly, the electric utility industry relies on AMI technology for two-way communication to monitor and control electrical devices at the customer's site. Although the Company does not sell products for electric market applications, the trend toward AMI affects the markets in which the Company does participate, particularly for those customers in the water utility market that are interested in more frequent and diverse data collection. Specifically, AMI and AMA technologies enable water utilities to capture readings from each meter at more frequent and variable intervals.

The Company sells its technology solutions to meet customer requirements. Since the technology products have comparable margins, any change in the mix between AMR, AMI or AMA is not expected to have a significant impact on the Company's net sales related to meter reading technology.

There are approximately 53,000 water utilities in the United States and the Company estimates that less than 30 percent of them have converted to a radio solutions technology. Although there is growing interest in AMI and AMA communication by water utilities, the vast majority of utilities installing such technology continue to select AMR technologies for their applications. The Company's ORION technology has experienced rapid acceptance in the United States as an increasing number of water utilities have selected ORION as their AMR solution. The Company anticipates that even with growing interest in AMI and AMA, AMR will continue to be the primary product of choice for a number of years. For many water utilities, AMR technology is simply the most cost-effective solution available today. However, with the introduction of AMA, the Company believes it is well-positioned to meet customers' future needs.

Acquisitions

On January 31, 2012, the Company completed its acquisition of 100% of the outstanding common stock of Racine Federated, Inc. (“Racine Federated”) of Racine, Wisconsin and its subsidiary Premier Control Technologies, Ltd. (“PCT”) located in Thetford, England for approximately $57.3 million in cash, plus a working capital adjustment of $0.3 million. During the fourth quarter of 2012, the Company sold PCT for a nominal amount after the majority of its functions were absorbed by the Company's European subsidiary. The Company also merged Racine Federated into Badger Meter, Inc. on December 31, 2012. Racine Federated manufactures and markets flow meters for the water industry as well as various industrial metering and specialty products. These products complement and expand the Company's existing lines for the global flow measurement business. This acquisition is further described in Note 3 “Acquisitions” in the accompanying Notes to Consolidated Financial Statements in Part II, Item 8 of this 2012 Annual Report on Form 10-K.

On January 26, 2011, the Company purchased Remag, AG (“Remag”) of Bern, Switzerland for $4.9 million. Remag distributes a line of precision flow measurement products, some of which they manufacture, for the global industrial market. Their small turbine meters complement and expand the Company's existing line of industrial flow products. This acquisition is further described in Note 3 “Acquisitions” in the accompanying Notes to Consolidated Financial Statements in Part II, Item 8 of this 2012 Annual Report on Form 10-K.

On April 1, 2010, the Company purchased Cox Instruments, LLC (“Cox”) of Scottsdale, Arizona, and its subsidiary Flow Dynamics, Inc. for $7.8 million. Cox Instruments and Flow Dynamics manufacture and market precision high performance flow meters that are used in demanding applications such as aerospace, custody transfer and flow measurement test stands. The Company merged the two entities into a wholly-owned subsidiary named Cox Flow Measurement, Inc. on April 1, 2010, and merged the subsidiary into Badger Meter, Inc. on December 31, 2010. This acquisition is further described in Note 3 “Acquisitions” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2012 Annual Report on Form 10-K.

Revenue and Product Mix

Prior to the Company's introduction of its own proprietary radio products, for example ORION and GALAXY, Itron water utility-related products were a dominant radio products contributor to the Company's results. Itron products are sold under an agreement between the Company and Itron, Inc. that has been renewed multiple times and is in effect until early 2016. The Company's radio products directly compete with Itron water radio products. In recent years, many of the Company's customers have selected the Company's proprietary products over Itron products. While the Company's proprietary product sales are generally greater than those of the Itron licensed products, the Company expects that Itron products will remain a significant component of sales to water utilities. Continuing substantial sales in both product lines underscores the continued acceptance of radio technology by water utilities and affirms the Company's strategy of selling Itron products in addition to its own proprietary products.

As the industry continues to evolve, the Company has been vigilant in anticipating and exceeding customer expectations. In 2011, the Company introduced AMA as a hardware and software solution for water and gas utilities, which it believes will help maintain the Company's position as a market leader. The Company continues to seek opportunities for additional revenue enhancement. For instance, the Company is periodically asked to oversee and perform field installation of its products for certain customers. The Company assumes the role of general contractor, hiring installation subcontractors and supervising their work. The Company also supports its product and technology sales with the sale of extended service programs that provide additional services beyond the standard warranty. In recent years, the Company has sold ORION radio technology to natural gas utilities for installation on their gas meters. With the exception of a large sale of gas radios to one particular customer, the revenues from such products and services are not yet significant and the Company is uncertain of the potential growth achievable for such products and services in future periods.

RESULTS OF OPERATIONS

Net Sales

Net sales in 2012 increased $56.8 million, or 21.6%, to $319.7 million from $262.9 million in 2011. The overall increase was due to the inclusion of Racine Federated's net sales for eleven months of the year and higher municipal water sales, offset somewhat by lower sales of radios to natural gas utilities. Racine Federated's sales for the eleven months ended

December 31, 2012 were $41.3 million.

Municipal water sales increased $22.9 million, or 12.0%, to $213.2 million in 2012 from $190.3 million in 2011. These sales represented 66.7% of total net sales in 2012 compared to 72.4% in 2011. The sales increase was due to higher sales of residential meters sold with technology as well as higher commercial meter sales. Sales of meters with technology increased 11.6% for the year due to higher volumes of product sold. Sales of manually read residential meters were essentially flat between years. Commercial water meter sales increased 19.5% in 2012 compared to 2011 due to higher volumes of product sold. The Company believes the net overall increase for the year was due to normal buying patterns beginning to resume after a period where there were (and still are) negative factors affecting market conditions. These factors include lingering concerns about municipal spending, which have resulted in delayed buying decisions, and slower housing starts. In addition, the Company's introduction in 2011 of the next generation of the ORION product lengthened the sales cycle for water utilities as they evaluate this new technology. Weather may have also played a role as poor weather in the Midwest and Northeast had a negative impact on sales in early 2011 due to its effects on budget demands and installation rates, which did not recur in early 2012.

Industrial flow products represented 29.0% of total net sales in 2012 compared to 21.5% in 2011. These sales increased $36.2 million, or 64.0%, to $92.8 million from $56.6 million in 2011. As previously noted, Racine Federated was acquired on January 31, 2012 and Racine Federated's sales were included from that point forward. Within this product grouping, Racine Federated's sales were $32.6 million. The remainder of the increase was due to higher sales in most of the remaining industrial flow product lines.

Specialty products represented 4.3% of total net sales in 2012 compared to 6.1% in 2011. These sales decreased $2.3 million in 2012, or 14.4%, to $13.7 million from $16.0 million in 2011. Included in this product grouping was $8.7 million of sales from Racine Federated. Without these sales, specialty products would have shown a larger sales decrease due to lower sales of radios into the natural gas market. The 2011 sales included higher sales of radios to one particular natural gas customer that did not recur in 2012.

International sales for municipal water meters and related technologies are generally made to customers in Canada and Mexico, which use similar mechanical technology and standards as customers in the U.S. International sales for industrial flow and specialty products are generally made throughout the world. In Europe, sales are made primarily in Euros. Other international sales are made in U.S. dollars or local currencies. International sales increased 53.8% to $48.6 million in 2012 from $31.6 million in 2011 primarily due to the addition of Racine Federated's product lines.

Net sales in 2011 decreased $13.7 million, or 5.0%, to $262.9 million from $276.6 million in 2010. The overall decrease was the net result of lower volumes sold for the Company's municipal water products, offset somewhat by higher sales of industrial flow and specialty products. Higher prices in certain product lines also helped offset the lower municipal water product sales.

Municipal water sales represented 72.4% of total net sales in 2011 compared to 79.4% in 2010. These sales decreased in 2011 by $29.2 million, or 13.3%, to $190.3 million from $219.5 million. The decline was due primarily to lower volumes of the Company's residential technology products, as well as lower sales of commercial and manually read residential meters, offset by somewhat higher prices in certain product lines. The Company believes the net decrease in municipal water sales was due to a continuation of certain factors, including concerns over municipal spending that continue to delay order decisions, slower housing starts and the Company's introduction in early 2011 of the next generation of the ORION product that caused water utilities to take time to evaluate this new technology. In addition, poor weather in the Midwest and Northeast had a negative impact on sales in early 2011 due to its effects on budget demands and installation rates.

Industrial flow products represented 21.5% of total net sales in 2011 compared to 16.6% in 2010. These sales increased $10.7 million, or 23.3%, to $56.6 million in 2011 compared to $45.9 million in 2010. The increase was due in part to the addition of $3.3 million of sales from the acquisition of Remag, which was not included in the 2010 results. Most of the other industrial flow product line sales increased in 2011 over 2010.

Specialty products represented 6.1% of total net sales in 2011 compared to 4.0% in 2010. These sales increased $4.8 million in 2011, or 42.9%, to $16.0 million from $11.2 million in 2011. The increase was primarily due to a larger sale of gas radios to one particular natural gas customer in 2011.

International sales increased 2.5% to $31.6 million in 2011 from $30.8 million in 2010 primarily due to higher industrial flow product sales of valves and electromagnetic meters in Europe as the global economy slowly recovers.

Gross Margins

Gross margins as a percentage of sales were 38.2%, 34.2% and 37.2% for 2012, 2011 and 2010, respectively. The percentage increase in 2012 was due in part to the addition of Racine Federated's products, whose margins are generally a higher percentage than the Company's overall weighted margin percentage. Margins also increased due to lower costs for castings which fluctuate with the metals market, and higher sales volumes in general which increase overall factory utilization. Offsetting these factors was the impact of lower sales of radios to natural gas utilities.

Gross margins were lower in 2011 compared to 2010 due to significantly higher commodity costs, particularly copper, mitigated somewhat by higher prices charged for the Company's products as well as cost reductions as the Company began to transition additional operations to its Mexican facilities. This transition was completed in the second quarter of 2011. Approximately 70 positions were transferred from the Milwaukee facility to the Mexican facility as part of a plan to move production to lower-cost facilities.

Operating Expenses

Selling, engineering and administration expenses in 2012 increased $15.5 million, or 24.9%, over 2011's expenses. The increase was primarily attributable to the acquisition of Racine Federated and amortization of intangibles acquired, which were not included in the results for 2011. The remainder of the increase was due to higher employee incentives and normal inflationary increases, offset by continuing cost control measures. In addition, the 2012 amounts include a $1.0 million charge in connection with the write down of the Company's investment in an emerging technology company and a $1.1 million non-cash pension charge as a result of payouts from the pension plan occurring faster than the assumed rate.

Selling, engineering and administration costs increased $4.3 million, or 7.4%, in 2011 compared to 2010. The increase was due in part to the inclusion of Remag's expenses which were not included in the 2010 amounts and expenses for the acquisition of Cox, which were included in results for only nine months of 2010. Other reasons for the increase include higher amortization of various intangibles and software as well as higher costs associated with the technical support of the Company's products. In addition, expenses for 2011 include approximately $1.1 million of charges associated with the acquisition of Racine Federated that was acquired on January 31, 2012 as well as a non-cash pension curtailment charge as a result of contract negotiations with the Company's only union in which the union agreed to freeze its defined benefit plan at December 31, 2011 and participate in the Company's defined contribution plan. The 2010 amounts include a one-time credit of $0.7 million for the fair value of land received in settlement of claims against a building contractor.

Operating Earnings

Operating earnings in 2012 increased $17.0 million, or 61.8%, to $44.5 million compared to $27.5 million in 2011, as a net result of the higher sales of municipal water and industrial flow products, offset somewhat by higher selling, engineering and administration expenses. In addition, lower costs of certain raw materials also contributed to the increased operating earnings.

Operating earnings in 2011 decreased $17.3 million, or 38.6%, to $27.5 million compared to $44.8 million in 2010. The decrease was due to lower sales as a result of lower volumes of product sold, as well as increased selling, engineering and administration expenses.

Interest Expense, Net

Interest expense, net was $1.0 million in 2012 compared to $0.2 million in 2011. The increase was due primarily to higher borrowings in 2012 associated with the acquisition of Racine Federated and the Company's stock repurchase program.

Interest expense, net was $0.2 million in 2011 compared to $0.4 million in 2010. The decrease was due primarily to lower borrowings in 2011.

Income Taxes

Income taxes as a percentage of earnings before income taxes were 35.5%, 29.9%, and 35.5% for 2012, 2011 and 2010, respectively. The 2011 results include recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns. These benefits total approximately $1.3 million and were recognized in earnings in 2011 due to the realization that such benefits became more likely than not upon the conclusion of an IRS audit of the Company's 2009 Federal income tax return. Without these benefits, the provision for income taxes as a percentage of earnings before income taxes for 2011 would have been 34.8%. The increase in 2012 from 2011 was due to less foreign income, which was taxed at lower rates.

The decrease in the effective tax rate between 2011 and 2010 was due to the recognition of previously unrecognized tax benefits discussed above and higher foreign income taxed at lower rates.

Earnings and Diluted Earnings Per Share

As a result of the increased operating earnings, offset somewhat by a higher effective tax rate, net earnings were $28.0 million in 2012 compared to $19.2 million in 2011. On a diluted basis, earnings per share were $1.95 in 2012 compared to $1.27 in 2011.

As a result of the lower operating earnings, mitigated somewhat by a lower effective tax rate, net earnings were $19.2 million in 2011 compared to $28.7 million in 2010. On a diluted basis, earnings per share were $1.27 in 2011 compared to $1.91 in 2010.

LIQUIDITY AND CAPITAL RESOURCES

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations in 2012 was $34.8 million compared to $31.3 million in 2011. The increase in cash provided by operations in 2012 compared to 2011 was due to significantly higher earnings, offset by higher inventory balances and a pension plan contribution made in 2012.

Receivables at December 31, 2012 were $45.6 million compared to $41.2 million in 2011. The increase was due in part to the addition of Racine Federated in 2012 and the resulting increase in sales. The Company believes its net receivables balance is fully collectible.

Inventories at December 31, 2012 were $61.0 million compared to $49.4 million at December 31, 2011. The increase was primarily due to the addition of Racine Federated in 2012 with the remainder due to the timing of purchases.

Property, plant and equipment increased as a net result of capital expenditures and the acquisition of Racine Federated's property, plant and equipment, offset by depreciation expense. Capital expenditures totaled $8.2 million in 2012, $5.3 million in 2011 and $9.2 million in 2010. These amounts vary due to the timing of capital expenditures. The Company believes it has adequate capacity to increase production levels with minimal additional capital expenditures.

Intangible assets increased to $58.4 million at December 31, 2012 from $33.7 million at December 31, 2011 primarily due to the acquisition of Racine Federated and the resulting valuation of its intangible assets, partially offset by amortization expense. Also, as a result of that acquisition, goodwill increased to $35.9 million at December 31, 2012 compared to $9.4 million at December 31, 2011.

Short-term debt increased from December 31, 2011 to December 31, 2012 as the Company borrowed funds for its acquisition of Racine Federated and for its stock repurchase program. Cash generated from operations was used to pay down some of this debt in 2012. At the end of 2012, debt represented approximately 28.0% of the Company's total capitalization. The Company is in compliance with the financial covenants associated with the debt. None of the debt is secured by the Company's assets.

Payables increased at December 31, 2012 to $15.6 million compared to $11.4 million at December 31, 2011. The 2012 amount includes $4.6 million owed to the sellers of Racine Federated that is to be paid July 31, 2013. The remainder of the increase was due to the timing of purchases. Accrued compensation and employee benefits increased $3.1 million between years primarily due to higher employee incentives.

Warranty and other after-sale costs decreased $0.7 million to $0.9 million at December 31, 2012 compared to $1.6 million at December 31, 2011. The 2011 amount included a reserve for a specific known issue that was resolved in 2012.

Other accrued employee benefits decreased to $8.9 million at December 31, 2012 from $10.0 million at December 31, 2011 primarily due to payouts of certain deferred compensation amounts.

Deferred income taxes (current assets and long-term liabilities) switched from a net asset of $5.7 million to a net liability of $4.8 million primarily due to the purchase of Racine Federated and the inclusion of its resulting temporary differences.

The overall reduction in total shareholders' equity from $179.3 million at December 31, 2011 to $171.2 million at December 31, 2012 was the result of net earnings and stock options exercised, offset by dividends paid and $30.0 million of Common Stock repurchased and retired by the Company under a stock repurchase program.

The Company's financial condition remains strong. In May 2012, the Company signed a new credit agreement which increased its principal line of credit from $90.0 million to $125.0 million with its primary lender for a three year period. The line will be permanently reduced by $16.7 million annually beginning in 2013. While the facility is unsecured, there are a number of financial covenants with which the Company is in compliance. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $67.4 million of unused credit lines available at December 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements at December 31, 2012.

CONTRACTUAL OBLIGATIONS

In 2010, the Company restructured the outstanding debt of its Employee Savings and Stock Option Plan (the “ESSOP”) by loaning the ESSOP $0.5 million to repay a loan to a third party and loaning the ESSOP an additional $1.0 million to purchase additional shares of the Company's Common Stock for future 401(k) savings plan matches under a program that will expire on December 31, 2020. Under this program, the Company agreed to pay the principal and interest on the new loan amount of $1.5 million. The receivable from the ESSOP and the related obligation were therefore netted to zero on the Company's Consolidated Balance Sheets at December 31, 2012 and 2011. The terms of the loan call for equal payments of principal with the final payment due on December 31, 2020. At December 31, 2012, $1.2 million of the loan balance remains.

The following table includes the Company's significant contractual obligations as of December 31, 2012. There are no undisclosed guarantees.

	Payments due by period
	Total	Less than 1 year	1-3 years	4-6 years	Beyond
	(In thousands)
Short-term debt	$66,730	$66,730	$—	$—	$—
Operating leases	14,061	1,788	3,729	975	7,569
Total contractual obligations	$80,791	$68,518	$3,729	$975	$7,569

Other than items included in the preceding table, as of December 31, 2012, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and postretirement plans which are discussed in detail in Note 7 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2012 Annual Report on Form 10-K.  As of the most recent actuarial measurement date, the Company is not required to make a minimum contribution for its pension plan for the 2013 calendar year. Postretirement medical claims are paid by the Company as they are submitted, and they are anticipated to be $0.5 million in 2013 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's accounting policies are more fully described in Note 1 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2012 Annual Report on Form 10-K. As discussed in Note 1, the preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company's more significant estimates relate primarily to the following judgmental reserves: allowance for doubtful accounts, reserve for obsolete inventories, warranty and after-sale costs reserve, and the healthcare reserve for claims incurred, but not reported. Each of these reserves is evaluated quarterly and is reviewed with the Company's Disclosure Committee and the Audit and Compliance Committee of the Board of Directors. The basis for the reserve amounts is determined by analyzing the anticipated exposure for each account, and then selecting the most likely amount based upon historical experience and various other considerations that are believed to be reasonable under the circumstances. These methods have been used for all years in the presented financials and have been used consistently throughout each year. Actual results may differ from these estimates if actual experiences vary from the Company's assumptions.

The criteria used for calculating each of the reserve amounts vary by type of reserve. For the allowance for doubtful accounts reserve, significant past due balances are individually reviewed for collectibility, while the balance of accounts are reviewed in conjunction with applying historical write-off ratios. The calculation for the obsolete inventories reserve is determined by analyzing the relationship between the age and quantity of items on hand versus estimated usage to determine if excess quantities exist. The calculation for warranty and after-sale costs reserve uses criteria that include known potential problems on past sales as well as historical claim experience and current warranty trends. The healthcare reserve for claims incurred, but not reported is determined by using medical cost trend analyses, reviewing subsequent payments made and estimating unbilled amounts. The changes in the balances of these reserves at December 31, 2012 compared to the prior year were due to normal business conditions and are not deemed to be significant. While the Company continually tries to improve its estimates, no significant changes in the underlying processes are expected in 2013.

The Company also uses estimates in four other significant areas: (i) pension and other postretirement obligations and costs, (ii) stock-based compensation, (iii) income taxes, and (iv) evaluating goodwill at least annually for impairment. The actuarial valuations of benefit obligations and net periodic benefit costs rely on key assumptions including discount rates and long-term expected returns on plan assets. The Company's discount rate assumptions for its pension and postretirement plans are based on the average yield of a hypothetical high quality bond portfolio with maturities that approximately match the estimated cash flow needs of the plans. The assumptions for expected long-term rates of return on assets for its pension plan are based on historical experience and estimated future investment returns, taking into consideration anticipated asset allocations, investment strategies and the views of various investment professionals. On December 31, 2010, the Company froze its pension plan for its non-union participants and formed a new defined contribution feature within the ESSOP plan in which each employee received a similar benefit. On December 31, 2011, the Company froze its pension plan for its union participants and included them in the same defined contribution feature within the ESSOP. The total cost of the Company's stock-based awards is equal to the grant date fair value per award multiplied by the number of awards granted, adjusted for forfeitures. Forfeitures are initially estimated based on historical Company information and subsequently updated over the life of the awards to ultimately reflect actual forfeitures, which could have an impact on the amount of stock compensation cost recognized from period to period. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results compared to those forecasted at the beginning of the fiscal year. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The reserve for uncertainty in income taxes is a matter of judgment based on an evaluation of the individual facts and circumstances of each tax position in light of all available evidence, including historic data and current trends. A tax benefit is recognized when it is “more likely than not” to be sustained based solely on the technical merits of each tax position. The Company evaluates and updates all of these assumptions quarterly. Goodwill impairment, if any, is determined by comparing the fair value of the reporting unit with its carrying value and is reviewed at least annually. Actual results may differ from these estimates.

OTHER MATTERS

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company's assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2012, 2011 and 2010 were not material.

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

 The Company has been named as a defendant in one pending patent infringement lawsuit.  The lawsuit alleges the Company and other parties infringed a patent on a metering data feature.  The Company believes this claim is without merit and it is vigorously defending its interests. As part of its contracts, the Company indemnifies certain customers and alliance partners for intellectual property infringement claims on its products.  Some of those types of parties are also named defendants in this lawsuit. Although it is not possible to predict the ultimate outcome of this matter, the Company does not believe the ultimate resolution of this issue will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

See the “Special Note Regarding Forward Looking Statements” at the front of this Annual Report on Form 10-K and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of risks and uncertainties that could impact the Company's financial performance and results of operations.

MARKET RISKS

In the ordinary course of business, the Company is exposed to various market risks. The Company operates in an environment where competition varies from moderate to intense. The Company believes it currently provides the leading technology in water meters and radio systems for water utilities. A number of the Company's competitors in certain markets have greater financial resources. Competitors also include alliance partners that sell products that do or may compete with our products, particularly those that provide radio solutions. In addition, the market's level of acceptance of the Company's newer products, such as the recently introduced AMA systems, may have a significant effect on the Company's results of operations. As a result of significant research and development activities, the Company enjoys favorable patent positions for several of its products.

The Company's ability to generate operating income and to increase profitability depends somewhat on the general health of the United States and foreign economies, including to some extent such things as the length and severity of global economic downturns, the timing and size of governmental programs such as stimulus fund programs, the ability of municipal water utility customers to authorize and finance purchases of the Company's products, the Company's ability to obtain financing, housing starts in the United States, and overall industrial activity. In addition, changes in governmental laws and regulations, particularly laws dealing with the use of lead or rules affecting the use and/or licensing of radio frequencies necessary for radio products may impact the results of operations. These factors are largely beyond the Company's control and depend on the economic condition and regulatory environment of the geographic region of the Company's operations.

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

Raw materials used in the manufacture of the Company's products include purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel and cast iron), plastic resins, glass, microprocessors and other electronic subassemblies and components. The Company does not hold significant amounts of precious metals. The price and availability of raw materials is influenced by economic and industry conditions, including supply and demand factors that are difficult to anticipate and cannot be controlled by the Company. Commodity risk is managed by keeping abreast of economic conditions and locking in purchase prices for quantities that correspond to the Company's forecasted usage.

The Company's foreign currency risk relates to the sales of products to foreign customers and purchases of material from foreign vendors. The Company uses lines of credit with U.S. and European banks to offset currency exposure related to European receivables and other monetary assets. As of December 31, 2012 and 2011, the Company's foreign currency net monetary assets were partially offset by comparable debt resulting in no material exposure to the results of operations. The Company believes the effect of a change in foreign currency rates will not have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

The Company typically does not hold or issue derivative instruments and has a policy specifically prohibiting the use of such instruments for trading purposes.

The Company's short-term debt on December 31, 2012 was floating rate debt with market values approximating carrying value. Future annual interest costs for short-term debt will fluctuate based upon short-term interest rates. For the short-term debt on hand on December 31, 2012, the effect of a 1% change in interest rates is approximately $0.7 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Information required by this Item is set forth in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in this 2012 Annual Report on Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

BADGER METER, INC.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As allowed by the Securities and Exchange Commission guidance, management excluded from its assessment Racine Federated, Inc., which was acquired in 2012 and constituted 24.8% and 33.7% of total and net assets, respectively as of December 31, 2012, and 13.0% and 26.9% of net sales and net income, respectively, for the year then ended. Based on this assessment, the Company's management believes that, as of December 31, 2012, the Company's internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of the Company's internal control over financial reporting.

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Badger Meter, Inc.

We have audited Badger Meter, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Badger Meter, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Racine Federated, Inc. which is included in the 2012 consolidated financial statements of Badger Meter, Inc. and constituted 24.8% and 33.7% of total and net assets, respectively as of December 31, 2012, and 13.0% and 26.9% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Badger Meter, Inc. also did not include an evaluation of the internal control over financial reporting of Racine Federated, Inc.

In our opinion, Badger Meter, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Badger Meter, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 5, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
March 5, 2013

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Badger Meter, Inc.

We have audited the accompanying consolidated balance sheets of Badger Meter, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Badger Meter, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Badger Meter, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
March 5, 2013

BADGER METER, INC.
Consolidated Balance Sheets

	December 31,
	2012	2011
	(Dollars in thousands)
Assets
Current assets:
Cash	$6,554	$4,975
Receivables	45,584	41,168
Inventories:
Finished goods	19,872	13,476
Work in process	13,340	11,377
Raw materials	27,785	24,583
Total inventories	60,997	49,436
Prepaid expenses and other current assets	4,343	2,266
Deferred income taxes	3,896	3,350
Total current assets	121,374	101,195
Property, plant and equipment, at cost:
Land and improvements	8,919	8,011
Buildings and improvements	51,090	49,840
Machinery and equipment	92,751	87,077
	152,760	144,928
Less accumulated depreciation	(82,276)	(78,826)
Net property, plant and equipment	70,484	66,102
Intangible assets, at cost less accumulated amortization	58,351	33,680
Other assets	4,314	6,259
Deferred income taxes	—	2,309
Goodwill	35,930	9,365
Total assets	$290,453	$218,910
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$66,730	$1,790
Payables	15,551	11,365
Accrued compensation and employee benefits	9,821	6,734
Warranty and after-sale costs	881	1,593
Income and other taxes	1,097	931
Total current liabilities	94,080	22,413
Other long-term liabilities	1,086	1,078
Deferred income taxes	8,692	—
Accrued non-pension postretirement benefits	6,489	6,103
Other accrued employee benefits	8,859	10,035
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common Stock, $1 par; authorized 40,000,000 shares; issued 20,441,184 shares in 2012 and 21,292,030 shares in 2011	20,441	21,292
Capital in excess of par value	41,755	39,445
Reinvested earnings	155,694	166,271
Accumulated other comprehensive loss	(13,948)	(14,566)
Less: Employee benefit stock	(1,234)	(1,485)
Treasury stock, at cost; 6,127,155 shares in 2012 and 6,169,329 shares in 2011	(31,461)	(31,676)
Total shareholders’ equity	171,247	179,281
Total liabilities and shareholders’ equity	$290,453	$218,910
See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Operations

	Years ended December 31,
	2012	2011	2010
	(In thousands except per share amounts)
Net sales	$319,660	$262,915	$276,634
Cost of sales	197,414	173,095	173,810
Gross margin	122,246	89,820	102,824
Selling, engineering and administration	77,777	62,286	58,001
Operating earnings	44,469	27,534	44,823
Interest expense, net	998	185	385
Earnings before income taxes	43,471	27,349	44,438
Provision for income taxes (Note 8)	15,439	8,188	15,776
Net earnings	$28,032	$19,161	$28,662

Earnings per share:
Basic	$1.96	$1.28	$1.92

Diluted	$1.95	$1.27	$1.91
Shares used in computation of earnings per share:
Basic	14,332	14,971	14,906
Impact of dilutive securities	67	78	100
Diluted	14,399	15,049	15,006
See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net earnings	$28,032	$19,161	$28,662
Other comprehensive income :
Foreign currency translation adjustment	393	(267)	(282)
Employee benefit funded status adjustment, net of tax	225	(1,162)	1,730
Comprehensive income	$28,650	$17,732	$30,110
See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Operating activities:
Net earnings	$28,032	$19,161	$28,662
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	7,587	7,144	6,704
Amortization	4,467	2,347	1,755
Deferred income taxes	(551)	(800)	1,981
Contributions to pension	(1,097)	—	(4,700)
Gain on legal settlement	—	—	(740)
Noncurrent employee benefits	122	4,704	2,266
Stock-based compensation expense	1,266	1,470	1,365
Changes in:
Receivables	812	(616)	(3,777)
Inventories	(4,743)	42	(14,886)
Prepaid expenses and other current assets	(905)	(850)	55
Liabilities other than debt	(188)	(1,285)	(289)
Total adjustments	6,770	12,156	(10,266)
Net cash provided by operations	34,802	31,317	18,396
Investing activities:
Property, plant and equipment additions	(8,202)	(5,336)	(9,238)
Acquisitions, net of cash acquired	(51,518)	(3,954)	(7,280)
Investment in emerging technology company	—	—	(1,500)
Acquisition of intangible assets	—	—	(8,028)
Net cash used for investing activities	(59,720)	(9,290)	(26,046)
Financing activities:
Net increase (decrease) in short-term debt	65,136	(11,893)	10,457
Repayments of long-term debt	—	—	(5,429)
Dividends paid	(9,513)	(9,023)	(7,784)
Proceeds from exercise of stock options	382	236	362
Tax benefit on stock options	297	190	525
Repurchase of Common Stock	(30,000)	—	—
Employee benefit stock purchase	—	—	(1,000)
Issuance of treasury stock	477	493	152
Net cash provided by (used for) financing activities	26,779	(19,997)	(2,717)
Effect of foreign exchange rates on cash	(282)	(144)	127
Increase (decrease) in cash	1,579	1,886	(10,240)
Cash — beginning of period	4,975	3,089	13,329
Cash — end of period	$6,554	$4,975	$3,089
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$15,247	$10,308	$10,884
Interest	$1,113	$324	$330
See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Shareholders’ Equity

	Years ended December 31,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Employee benefit stock	Treasury stock	Total
	(In thousands except per share amounts)
Balance, December 31, 2009	$21,210	$35,221	$135,225	$(14,585)	$(585)	$(32,025)	$144,461
Net earnings	—	—	28,662	—	—	—	28,662
Other comprehensive income:
Employee benefit funded status adjustment (net of $(1,426) tax effect)	—	—	—	1,730	—	—	1,730
Foreign currency translation	—	—	—	(282)	—	—	(282)
Cash dividends of $0.52 per share	—	—	(7,786)	—	—	—	(7,786)
Stock options exercised	49	313	—	—	—	—	362
Tax benefit on stock options and dividends	—	525	—	—	—	—	525
ESSOP transactions	—	159	—	—	(951)	—	(792)
Stock-based compensation		967	—	—	—	—	967
Issuance of treasury stock (27 shares)	—	397	—	—	—	139	536
Balance, December 31, 2010	21,259	37,582	156,101	(13,137)	(1,536)	(31,886)	168,383
Net earnings	—	—	19,161	—	—	—	19,161
Other comprehensive income (loss):
Employee benefit funded status adjustment (net of $835 tax effect)	—	—	—	(1,162)	—	—	(1,162)
Foreign currency translation	—	—	—	(267)	—	—	(267)
Cash dividends of $0.60 per share	—	—	(8,991)	—	—	—	(8,991)
Stock options exercised	33	202	—	—	—	—	235
Tax benefit on stock options and dividends	—	190	—	—	—	—	190
ESSOP transactions	—	53	—	—	51	—	104
Stock-based compensation	—	1,134	—	—	—	—	1,134
Issuance of treasury stock (41 shares)	—	284	—	—	—	210	494
Balance, December 31, 2011	21,292	39,445	166,271	(14,566)	(1,485)	(31,676)	179,281
Net earnings	—	—	28,032	—	—	—	28,032
Other comprehensive income:
Employee benefit funded status adjustment (net of $(247) tax effect)	—	—	—	225	—	—	225
Foreign currency translation	—	—	—	393	—	—	393
Cash dividends of $0.66 per share	—	—	(9,497)	—	—	—	(9,497)
Stock options exercised	37	345	—	—	—	—	382
Tax benefit on stock options and dividends	—	297	—	—	—	—	297
ESSOP transactions	—	141	—	—	251	—	392
Stock-based compensation	—	1,266	—	—	—	—	1,266
Shares purchased and retired	(888)	—	(29,112)	—	—	—	(30,000)
Issuance of treasury stock (42 shares)	—	261	—	—	—	215	476
Balance, December 31, 2012	$20,441	$41,755	$155,694	$(13,948)	$(1,234)	$(31,461)	$171,247

*	Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes.

BADGER METER, INC.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 1 Summary of Significant Accounting Policies

Profile

The core competency of the Company is flow measurement solutions. The Company is a leading innovator, manufacturer and marketer of flow measurement and control products, serving water and gas utilities, municipalities and industrial customers worldwide. Measuring a wide variety of liquids ranging from water and oil to lubricants in industrial processes, the Company's products are known for their high degree of accuracy, long-lasting durability and ability to provide valuable and timely measurement information to customers. The Company's product lines fall into three categories: sales of water meters and related technologies to municipal water utilities (municipal water), sales of meters to various industries for water and other fluids (industrial flow) and sales of concrete vibrators and gas meter radios to unique markets (specialty products). The Company estimates that over 75% of its products are used in water applications when all categories are grouped together.

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

Industrial flow includes products sold worldwide to measure and control materials flowing through a pipe or pipeline including water, air, steam, oil, and other liquids and gases. These meters and valves are used in a variety of applications, such as water/wastewater; heating, ventilating and air conditioning (HVAC); oil and gas; chemical and petrochemical; food and beverage; and pharmaceutical production.

Specialty products include sales of radio technology to natural gas utilities for installation on their gas meters, and concrete vibrators.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Receivables

Receivables consist primarily of trade receivables. The Company does not require collateral or other security and evaluates the collectability of its receivables based on a number of factors. An allowance for doubtful accounts is recorded for significant past due receivable balances based on a review of the past due items and the customer's ability and likelihood to pay, as well as applying a historical write-off ratio to the remaining balances. Changes in the Company's allowance for doubtful accounts are as follows:

	Balance at beginning of year	Provision and reserve adjustments	Write-offs less recoveries	Reserve acquired		Balance at end of year
	(In thousands)
2012	$298	$138	$(30)	$82	(a)	$488
2011	$441	$91	$(274)	$40	(b)	$298
2010	$291	$227	$(77)	$—		$441

(a) The reserve increased $82,000 in 2012 related to the acquisition of Racine Federated, Inc. (“Racine Federated”). Refer to Note 3 “Acquisitions” for a description of the acquisition.
(b) The reserve increased $40,000 in 2011 related to the acquisition of Remag AG. Refer to Note 3 “Acquisitions” for a description of the acquisition.

Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2012, 2011 and 2010

Company estimates and records provisions for obsolete inventories. Changes to the Company's obsolete inventories reserve are as follows:

	Balance at beginning of year	Net additions charged to earnings	Disposals	Balance at end of year
	(In thousands)
2012	$2,680	$1,082	$(882)	$2,880
2011	$2,775	$328	$(423)	$2,680
2010	$2,042	$1,345	$(612)	$2,775

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets by the straight-line method. The estimated useful lives of assets are: for land improvements, 15 years; for buildings and improvements, 10 — 39 years; and for machinery and equipment, 3 — 20 years.

Long-Lived Assets

Property, plant and equipment and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. No adjustments were recorded as a result of these reviews during 2012, 2011 and 2010.

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from 10 to 20 years. The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense recognized for the years ending December 31, 2012, 2011 and 2010 was $4.4 million, $2.3 million and $1.8 million, respectively. Amortization expense expected to be recognized is $4.7 million in each of the subsequent five years beginning with 2013. The carrying value and accumulated amortization by major class of intangible assets are as follows:

	December 31, 2012		December 31, 2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(In thousands)
Technologies	$43,828	$7,609	$31,928	$5,150
Non-compete agreements	1,932	862	1,932	675
Licenses	650	390	650	373
Trademarks	150	150	150	145
Customer lists	3,423	483	3,423	291
Customer relationships	11,500	1,054	—	—
Trade names	8,223	807	2,523	292
Total intangibles	$69,706	$11,355	$40,606	$6,926

Goodwill

Goodwill is tested for impairment annually during the fourth fiscal quarter or more frequently if an event indicates that the goodwill might be impaired. Potential impairment is identified by comparing the fair value of a reporting unit with its carrying value. No adjustments were recorded to goodwill as a result of these reviews during 2012, 2011 and 2010.

Goodwill was $35.9 million, $9.4 million and $9.2 million at December 31, 2012, 2011 and 2010, respectively. The increases were the result of the Racine Federated, Inc. of Racine, Wisconsin acquisition in 2012, the Remag, AG of Bern,

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2012, 2011 and 2010

Switzerland acquisition in 2011 and the Cox Instruments, LLC of Scottsdale, Arizona acquisition in 2010. These acquisitions are further described in Note 3 “Acquisitions.”

Revenue Recognition

Revenues are generally recognized upon shipment of product, which corresponds with the transfer of title. The costs of shipping are billed to the customer upon shipment and are included in cost of sales. A small portion of the Company's sales includes shipments of products combined with services, such as meters sold with installation. The product and installation components of these multiple deliverable arrangements are considered separate units of accounting. The value of these separate units of accounting is determined based on their relative fair values determined on a stand-alone basis. Revenue is generally recognized when the last element of the multiple deliverable is delivered, which corresponds with installation and acceptance by the customer. The Company also sells a small number of extended support service agreements on certain products for the period subsequent to the normal support service provided with the original product sale. Revenue is recognized over the service agreement period, which is generally one year.

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

	Balance at beginning of year	Net additions charged to earnings		Costs incurred and adjustments	Reserve acquired		Balance at end of year
	(In thousands)
2012	$1,593	$719		$(1,431)	$—		$881
2011	$889	$1,592	(a)	$(888)	$—		$1,593
2010	$907	$552		$(668)	$98	(b)	$889

(a)	Included in the 2011 increase in the reserve was $0.6 million related to a specific product issue.

(b)	The reserve increased $98,000 in 2010 related to the acquisition of Cox Flow Measurement. Refer to Note 3 “Acquisitions” for a description of the acquisition.

Research and Development

Research and development costs are charged to expense as incurred and amounted to $9.6 million, $8.1 million and $7.2 million in 2012, 2011 and 2010, respectively.

 Stock-Based Compensation Plans

As of December 31, 2012, the Company has an Omnibus Incentive Plan under which 700,000 shares are reserved for restricted stock and stock options grants for employees as well as stock grants for directors as described in Note 5 “Stock Compensation.” The plan was approved in 2011 and replaced all prior stock-based plans except for shares and options previously issued under those plans.

The Company recognizes the cost of stock-based awards in net earnings for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. The Company estimates the fair value of its option awards using the Black-Scholes option-pricing formula, and records compensation expense for stock options ratably over the stock option grant's vesting period. The Company values restricted stock and stock grants for directors on the closing price of the Company's stock on the day the grant was awarded. Total stock compensation expense recognized by the Company was $1.3 million for 2012, $1.5 million for 2011 and $1.4 million for 2010.

Healthcare

The Company estimates and records provisions for healthcare claims incurred but not reported, based on medical cost trend analyses, reviews of subsequent payments made and estimates of unbilled amounts.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2012, 2011 and 2010

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) at December 31 are as follows:

	2012	2011
	(In thousands)
Cumulative foreign currency translation adjustment	$1,584	$1,190
Unrecognized pension and postretirement benefit plan liabilities, net of tax	(15,532)	(15,756)
Accumulated other comprehensive loss	$(13,948)	$(14,566)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value Measurements of Financial Instruments

The carrying amounts of cash, receivables and payables in the financial statements approximate their fair values due to the short-term nature of these financial instruments. Short-term debt is comprised of notes payable drawn against the Company's lines of credit and commercial paper. Because of its short-term nature, the carrying amount of the short-term debt also approximates fair value. Included in other assets is insurance policies on various individuals who were associated with the Company. The carrying amounts of these insurance policies approximates their fair value.

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

The Company’s Board of Directors has authorized a share repurchase program up to $30.0 million in shares of Common Stock in the open market for a period of 2 years ending February 10, 2014, if not terminated sooner. At December 31, 2012, 888,056 shares were repurchased aggregating $30.0 million, which completed this program.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2012, 2011 and 2010

Stock Options

Stock options to purchase 60,400, 137,720 and 98,700 shares of the Company’s Stock in 2012, 2011 and 2010, respectively, were not included in the computation of dilutive securities because the exercise price was greater than the average stock price for that period, and accordingly their inclusion would have been anti-dilutive.

Note 3    Acquisitions

On January 31, 2012, the Company completed its acquisition of 100% of the outstanding common stock of Racine Federated, Inc. of Racine, Wisconsin and its subsidiary Premier Control Technologies, Ltd. located in Thetford, England for approximately $57.3 million in cash, plus a working capital adjustment of $0.3 million. The purchase price included a final $4.6 million payment which is due on July 31, 2013 and is included in payables at December 31, 2012. Racine Federated manufactures and markets flow meters for the water industry as well as various industrial metering and specialty products. These products complement and expand the Company's existing lines for the global flow measurement business.

The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company's financial statements from the date of acquisition. During the fourth quarter of 2012, the Company sold PCT for a nominal amount after the majority of its functions were absorbed by the Company's European subsidiary. The Company also merged Racine Federated into Badger Meter, Inc. on December 31, 2012.

The Company has finalized the allocation of the purchase price as of December 31, 2012 with the completion of its analysis of the fair value of inventories, property, plant and equipment, intangible assets, income tax liabilities and certain contingent liabilities. The following table summarizes the fair value of the assets acquired and the liabilities assumed as of the acquisition date:

January 31, 2012
(In thousands)
Assets acquired:
Cash	$1,529
Receivables	5,230
Inventories	7,603
Prepaid expenses and other current assets	164
Current deferred income taxes	247
Property, plant and equipment	3,772
Intangible assets	29,100
Goodwill	26,565
Total assets acquired	$74,210

Liabilities assumed:
Payables	$2,920
Accrued compensation and employee benefits	1,785
Long-term deferred income taxes	11,457
Other long-term liabilities	451
Total liabilities assumed	$16,613

The intangible assets acquired are primarily customer relationships and developed technology with an estimated average useful life of 10 and 15 years, respectively.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2012, 2011 and 2010

The following unaudited pro forma information combines historical results as if Racine Federated had been owned by the Company for the twelve month periods presented.

	2012	2011
	(In thousands except per share amounts)
Net sales	$323,516	$305,562
Net earnings	$28,177	$21,261
Diluted earnings per share	$1.96	$1.41

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

On January 26, 2011, the Company purchased Remag AG of Bern, Switzerland for $4.9 million. Remag manufactures and markets a small plastic turbine meter used in HVAC and white goods. The Company included these products with its other industrial flow products. The Company’s purchase price allocation included $0.9 million of cash, plus approximately $0.4 million of receivables, $0.4 million of inventory, $0.3 million of other assets, $2.0 million of fixed assets, $1.8 million of intangibles, $0.2 million of goodwill and $1.1 million of liabilities.

The Remag acquisition was accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition. The acquisition did not have a material impact on the Company's consolidated financial statements or the notes thereto.

On April 1, 2010, the Company purchased Cox Instruments, LLC of Scottsdale, Arizona, and its subsidiary Flow Dynamics, Inc. for $7.8 million. Cox Instruments and Flow Dynamics manufacture and market precision high performance flow meters that are used in demanding applications such as aerospace, custody transfer and flow measurement test stands. The Company merged the two entities into a wholly-owned subsidiary named Cox Flow Measurement, Inc. on April 1, 2010, and merged the subsidiary into Badger Meter, Inc. on December 31, 2011. The Company’s purchase price allocation included $0.6 million of cash, plus approximately $0.7 million of receivables, $1.1 million of inventory, $0.3 million of fixed assets, $4.3 million of intangibles, $2.2 million of goodwill and $1.4 million of liabilities.

The Cox Instruments acquisition was accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition. The acquisition did not have a material impact on the Company's consolidated financial statements or the notes thereto.

Note 4    Short-term Debt and Credit Lines

Short-term debt at December 31, 2012 and 2011 consisted of:

	2012	2011
	(In thousands)
Notes payable to banks	$3,300	$1,790
Commercial paper	63,430	—
Total short-term debt	$66,730	$1,790

Included in notes payable to banks was $3.3 million outstanding in 2012 under a 4.0 million Euro-base revolving loan facility (U.S. dollar equivalent of $5.3 million at December 31, 2012) that does not expire, and which bore interest at 1.56%. In 2011, included in notes payable to banks was $1.6 million outstanding under a 4.0 million Euro-based revolving loan facility (U.S. dollar equivalent of $5.2 million at December 31, 2011) which bore interest at 2.52%.

On May 23, 2012, the Company signed a new credit agreement which increased its principal line of credit (increasing it from $90.0 million to $125.0 million) for a three year period. The line will be permanently reduced by $16.7 million annually beginning in 2013. The line was increased to meet short-term cash needs, if any, that may arise as the result of funding the acquisition of Racine Federated with cash, as well as any cash needs resulting from the $30.0 million stock repurchase program that began in the first quarter of 2012 and ended in the second quarter of 2012. The issuance of commercial paper may comprise a maximum of $70.0 million of the line of credit. Borrowings of commercial paper bore

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2012, 2011 and 2010

interest at 1.35% in 2012. While the facility is unsecured, there are a number of financial covenants in effect for the period with which the Company is in compliance. Under this agreement at December 31, 2012, the Company has $61.6 million available of the $67.4 million total available short-term credit lines.

Note 5    Stock Compensation

As of December 31, 2012, the Company has an Omnibus Incentive Plan under which 700,000 shares are reserved for restricted stock and stock options grants for employees as well as stock grants for directors. The plan was approved in 2011 and replaced all prior stock-based plans except for shares and options previously issued under those plans. As of December 31, 2012, there were 552,000 shares and 633,000 shares of the Company’s Common Stock available for grant under the 2011 Omnibus Incentive Plan. The Company recognizes the cost of stock-based awards in net earnings for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. The following sections describe the three types of grants in more detail.

Stock Options

The Company estimates the fair value of its option awards using the Black-Scholes option-pricing formula, and records compensation expense for stock options ratably over the stock option grant’s vesting period. Stock option compensation expense recognized by the Company for the year ended December 31, 2012 related to stock options was $0.4 million compared to $0.4 million in 2011 and $0.5 million in 2010.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2012, 2011 and 2010

The following table summarizes the transactions of the Company’s stock option plans for the three-year period ended December 31, 2012:

	Number of shares	Weighted-average exercise price
Options outstanding —
December 31, 2009	264,010	$21.44
Options granted	36,000	$38.41
Options exercised	(48,760)	$7.42
Options outstanding —
December 31, 2010	251,250	$26.59
Options granted	31,500	$36.59
Options exercised	(33,180)	$7.07
Options forfeited	(4,480)	$38.20
Options outstanding —
December 31, 2011	245,090	$30.30
Options granted	45,100	$36.15
Options exercised	(37,450)	$10.25
Options forfeited	(5,160)	$37.19
Options outstanding —
December 31, 2012	247,580	$34.26
Price range $7.00 — $31.41
(weighted-average contractual life of 2.7 years)	69,920	$21.39
Price range $31.42 — $38.41
(weighted-average contractual life of 8.4 years)	109,960	$36.99
Price range $38.42 — $52.81
(weighted-average contractual life of 6.0 years)	67,700	$43.13
Exercisable options —
December 31, 2010	144,022	$17.92
December 31, 2011	152,762	$25.29
December 31, 2012	141,740	$31.72

The following assumptions were used for valuing options granted in the years ended December 31:

	2012	2011
Per share fair value of options granted during the period	$13.17	$9.80
Risk-free interest rate	0.85%	1.98%
Dividend yield	1.77%	1.48%
Volatility factor	49.7%	48.0%
Weighted-average expected life in years	5.3	2.3

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2012, 2011 and 2010

The following table summarizes the aggregate intrinsic value related to options exercised, outstanding and exercisable as of and for the years ended December 31:

	2012	2011
	(In thousands)
Exercised	$950	$560
Outstanding	$3,371	$1,332
Exercisable	$2,316	$1,312

As of December 31, 2012, the unrecognized compensation cost related to stock options is approximately $1.0 million, which will be recognized over a weighted average period of 2.1 years.

Director Stock Grant

 Non-employee directors receive an annual award of $45,000 worth of shares of the Company’s Common Stock under the shareholder-approved 2011 Omnibus Incentive Plan. The Company values stock grants for directors on the closing price of the Company’s stock on the day the grant was awarded. The Company records compensation expense for this plan ratably over the annual service period beginning May 1. Director stock compensation expense recognized by the Company for the year ended December 31, 2012, 2011 and 2010 was $0.3 million in each year. As of December 31, 2012, the unrecognized compensation cost related to the director stock award that is expected to be recognized over the remaining 4 months is estimated to be approximately $0.1 million.

Restricted Stock

The Company periodically issues nonvested shares of the Company's Common Stock to certain eligible employees, generally with a three-year cliff vesting period contingent on employment. The Company values restricted stock on the closing price of the Company's stock on the day the grant was awarded. The Company records compensation expense for these plans ratably over the vesting periods. Nonvested stock compensation expense recognized by the Company for the year ended December 31, 2012 was $0.9 million compared to $0.7 million in 2011 and $0.6 million in 2010.
The fair value of nonvested shares is determined based on the market price of the shares on the grant date.

	Shares	Fair value per share
Nonvested at December 31, 2009	46,600	$37.09
Granted	18,500	$38.41
Vested	(15,800)	$24.94
Forfeited	(1,400)	$39.28
Nonvested at December 31, 2010	47,900	$41.52
Granted	28,650	$36.59
Vested	(10,900)	$51.26
Forfeited	(2,350)	$39.30
Nonvested at December 31, 2011	63,300	$37.69
Granted	30,325	$36.15
Vested	(17,900)	$38.69
Forfeited	(1,900)	$21.77
Nonvested at December 31, 2012	73,825	$37.01

As of December 31, 2012, there was $1.3 million of unrecognized compensation cost related to nonvested restricted stock that is expected to be recognized over a weighted average period of 1.5 years.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2012, 2011 and 2010

Note 6    Commitments and Contingencies

Commitments

The Company leases equipment and facilities under non-cancelable operating leases, some of which contain renewal options. Total future minimum lease payments consisted of the following at December 31, 2012:

Total leases
(In thousands)
2013	$1,788
2014	1,479
2015	1,270
2016	979
2017	963
Thereafter	7,582
Total lease obligations	$14,061

Total rental expense charged to operations under all operating leases was $2.7 million, $1.7 million and $1.5 million in 2012, 2011 and 2010, respectively.

The Company makes commitments in the normal course of business. At December 31, 2012, the Company had various contractual obligations, specifically operating leases that totaled $14.1 million, of which $1.8 million is due in 2013 and the remainder due between 2014 and 2025.

Contingencies

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company's assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2012, 2011 and 2010 were not material.

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

The Company has been named as a defendant in one pending patent infringement lawsuit.  The lawsuit alleges the Company and other parties infringed a patent on a metering data feature.  The Company believes this claim is without merit and it is vigorously defending its interests. As part of its contracts, the Company indemnifies certain customers and alliance partners for intellectual property infringement claims on its products.  Some of those types of parties are also named defendants

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2012, 2011 and 2010

in this lawsuit. Although it is not possible to predict the ultimate outcome of this matter, the Company does not believe the ultimate resolution of this issue will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

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

Note 7    Employee Benefit Plans

The Company maintains a non-contributory defined benefit pension plan that covers substantially all U.S. employees who were employed at December 31, 2011. After that date, no further benefits will accrue in this plan. The Company also maintains supplemental non-qualified pension plans for certain officers and other key employees, and an ESSOP. For the frozen pension, benefits are based primarily on years of service and, for certain plans, levels of compensation.

The Company also has certain postretirement healthcare benefit plans that provide medical benefits for certain U.S. retirees and eligible dependents. Employees are eligible to receive postretirement healthcare benefits upon meeting certain age and service requirements. These plans require employee contributions to offset benefit costs.

Amounts included in accumulated other comprehensive loss, net of tax, at December 31, 2012 that have not yet been recognized in net periodic benefit cost are as follows:

	Pension plans	Other postretirement benefits
	(In thousands)
Prior service cost	$—	$—
Net actuarial loss	$14,848	$—

Amounts included in accumulated other comprehensive loss, net of tax, at December 31, 2012 expected to be recognized in net periodic benefit cost during the fiscal year ending December 31, 2013 are as follows:

	Pension plans	Other postretirement benefits
	(In thousands)
Prior service credit	$—	$99
Net actuarial loss	$530	$7

Qualified Pension Plan

The Company maintains a non-contributory defined benefit pension plan (sometimes referred to as the “qualified pension plan”) for certain employees. On December 31, 2010, the Company froze the qualified pension plan for its non-union participants and formed a new defined contribution feature within the ESSOP plan in which each employee received a similar benefit. On December 31, 2011, the Company froze the qualified pension plan for its union participants and included them in the same defined contribution feature within the ESSOP. After December 31, 2011, employees receive no future benefits under the qualified pension benefit plan as benefits were frozen and the employees now receive a defined contribution in its place. Employees will continue to earn returns on their frozen balances.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2012, 2011 and 2010

The following table sets forth the components of net periodic pension cost for the years ended December 31, 2012, 2011 and 2010 based on a December 31 measurement date:

	2012	2011	2010
	(In thousands)
Service cost — benefits earned during the year	$6	$464	$1,857
Interest cost on projected benefit obligations	2,205	2,415	2,473
Expected return on plan assets	(3,190)	(3,767)	(3,689)
Amortization of prior service cost	—	196	66
Amortization of net loss	645	1,698	1,660
Curtailment expense (income)	—	984	(36)
Settlement expense	1,075	—	—
Net periodic pension cost	$741	$1,990	$2,331
Actuarial assumptions used in the determination of the net periodic pension cost are:

	2012	2011	2010
Discount rate	4.69%	5.05%	5.55%
Expected long-term return on plan assets	7.00%	7.75%	8.00%
Rate of compensation increase	n/a	5.0%	5.0%

The Company's discount rate assumptions for the qualified pension plan are based on the average yield of a hypothetical high quality bond portfolio with maturities that approximately match the estimated cash flow needs of the plan. The assumptions for expected long-term rates of return on assets are based on historical experience and estimated future investment returns, taking into consideration anticipated asset allocations, investment strategies and the views of various investment professionals. The use of these assumptions can cause volatility if actual results differ from expected results.

The following table provides a reconciliation of benefit obligations, plan assets and funded status based on a December 31 measurement date:

	2012	2011
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of plan year	$49,009	$50,416
Service cost	6	464
Interest cost	2,205	2,415
Actuarial loss	3,565	1,021
Benefits paid	(4,085)	(5,307)
Projected benefit obligation at measurement date	$50,700	$49,009

Change in plan assets:
Fair value of plan assets at beginning of plan year	$43,852	$49,537
Actual return on plan assets	5,683	(378)
Company contributions	1,097	—
Benefits paid	(4,085)	(5,307)
Fair value of plan assets at measurement date	$46,547	$43,852

Funded status of the plan:
Benefit obligation in excess of plan assets	(4,153)	(5,157)
Accrued pension liability	$(4,153)	$(5,157)

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2012, 2011 and 2010

Actuarial assumptions used in the determination of the benefit obligation of the above data are:

	2012	2011
Discount rate	3.68%	4.69%
Rate of compensation increase	n/a	n/a

The fair value of the qualified pension plan assets was $46.5 million at December 31, 2012 and $43.9 million at December 31, 2011. The variation in the fair value of the assets between years was due to the change in the market value of the underlying investments, Company contributions and benefits paid. Estimated future benefit payments expected to be paid in each of the next five years beginning with 2013 are $5.0 million, $4.4 million, $4.1 million, $3.8 million and $3.9 million with an aggregate of $16.7 million for the five years thereafter. As of the most recent actuarial measurement date, the Company is not required to make a minimum contribution for the 2013 calendar year.

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

The fair value of the Company's qualified pension plan assets by category at December 31, 2012 are as follows:

	Market value	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Equity securities(a)	$26,067	$26,067	$—	$—
Fixed income funds(b)	20,022	20,022	—	—
Cash/cash equivalents(c)	458	458	—	—
Total	$46,547	$46,547	$—	$—

(a)
This category includes investments in equity securities of large, small and medium sized companies, equity securities of foreign companies and equity funds, or 53.3%, 11.6%, 12.8%, 17.2% and 5.1% of total equity securities, respectively. Of the total equity amount, 11.6% was invested in common stocks in a wide variety of industries, 86.5% was invested in mutual funds and 1.9% was invested in exchange traded funds. The funds are valued using the closing market prices at December 31, 2012.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2012, 2011 and 2010

(b)	This category includes investments in investment-grade fixed-income instruments and corporate bonds. The funds are valued using the closing market prices at December 31, 2012.

(c)This category comprises the cash held to pay beneficiaries. The fair value of cash equals its book value.

The fair value of the Company’s qualified pension plan assets by category at December 31, 2011 are as follows:

	Market value	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Equity securities(a)	$25,844	$25,844	$—	$—
Fixed income funds(b)	17,439	17,439	—	—
Cash/cash equivalents(c)	569	569	—	—
Total	$43,852	$43,852	$—	$—

(a)
This category includes investments in equity securities of large, small and medium sized companies, equity securities of foreign companies and other, or 54.5%, 15.4%, 12.0%, 14.4% and 3.7% of total assets, respectively. Of the total equity amount, 15.5% was invested in common stocks in a wide variety of industries, 82.8% was invested in mutual funds and 1.7% was invested in exchange traded funds. The funds are valued using the closing market prices at December 31, 2011.

(b)	This category includes investments in investment-grade fixed-income instruments and corporate bonds. The funds are valued using the closing market prices at December 31, 2011.

(c)	This category comprises the cash held to pay beneficiaries. The fair value of cash equals its book value.

The pension plan has a separately determined accumulated benefit obligation that is the actuarial present value of benefits based on service rendered and current and past compensation levels. Prior to December 31, 2012, this differed from the projected benefit obligation in that it included no assumption about future compensation levels. The accumulated benefit obligation was $50.7 million at December 31, 2012 and $49.0 million at December 31, 2011.

Supplemental Non-qualified Unfunded Plans

The Company also maintains supplemental non-qualified unfunded plans for certain officers and other key employees. Expense for these plans was $0.3 million for each of the years ended 2012, 2011 and 2010, and the amount accrued was $1.6 million and $1.7 million as of December 31, 2012 and 2011, respectively. Amounts were determined based on similar assumptions as the qualified pension plan as of the December 31 measurement date for 2012 and 2011.

Other Postretirement Benefits

The Company has certain postretirement plans that provide medical benefits for certain U.S. retirees and eligible dependents. The following table sets forth the components of net periodic postretirement benefit cost for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands)
Service cost, benefits attributed for service of active employees for the period	$143	$148	$139
Interest cost on the accumulated postretirement benefit obligation	295	313	337
Amortization of prior service cost	161	161	161
Net periodic postretirement benefit cost	$599	$622	$637

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2012, 2011 and 2010

The discount rate used to measure the net periodic postretirement benefit cost was 4.79% for 2012, 5.20% for 2011 and 5.65% for 2010. It is the Company's policy to fund healthcare benefits on a cash basis. Because the plans are unfunded, there are no plan assets. The following table provides a reconciliation of the projected benefit obligation at the Company's December 31 measurement date:

	2012	2011
	(In thousands)
Benefit obligation at beginning of year	$6,542	$6,459
Service cost	143	148
Interest cost	295	313
Actuarial (gain) loss	422	(1)
Plan participants contributions	673	718
Benefits paid	(1,135)	(1,095)
Benefit obligation and funded status at end of year	$6,940	$6,542

The amounts recognized in the Consolidated Balance Sheets at December 31 are:

	2012	2011
	(In thousands)
Accrued compensation and employee benefits	$451	$439
Accrued non-pension postretirement benefits	6,489	6,103
Amounts recognized at December 31	$6,940	$6,542

The discount rate used to measure the accumulated postretirement benefit obligation was 3.92% for 2012 and 4.79% for 2011. The Company's discount rate assumptions for its postretirement benefit plan are based on the average yield of a hypothetical high quality bond portfolio with maturities that approximately match the estimated cash flow needs of the plan. Because the plan requires the Company to establish fixed Company contribution amounts for retiree healthcare benefits, future healthcare cost trends do not generally impact the Company's accruals or provisions.

Estimated future benefit payments of postretirement benefits, assuming increased cost sharing, expected to be paid in each of the next five years beginning with 2012 are $0.5 million in each year with an aggregate of $2.4 million for the five years thereafter. These amounts can vary significantly from year to year because the cost sharing estimates can vary from actual expenses as the Company is self-insured.

Badger Meter Employee Savings and Stock Ownership Plan

In 2010, the Company restructured the outstanding debt of its Employee Savings and Stock Option Plan (the “ESSOP”) by loaning the ESSOP $0.5 million to repay a loan to a third party and loaning the ESSOP an additional $1.0 million to purchase additional shares of the Company’s Common Stock for future 401(k) savings plan matches under a program that will expire on December 31, 2020. Under this program, the Company agreed to pay the principal and interest on the new loan amount of $1.5 million. The receivable from the ESSOP and the related obligation were therefore netted to zero on the Company’s Consolidated Balance Sheets at December 31, 2012 and 2011. The terms of the loan call for equal payments of principal with the final payment due on December 31, 2020. At December 31, 2012, $1.2 million of the loan balance remained.

The Company made principal payments of $256,000, $51,000 and $49,000 in 2012, 2011 and 2010, respectively. The associated commitments released shares of Common Stock (16,151 shares in 2012 for the 2011 obligation, 10,735 shares in 2011 for the 2010 obligation, and 12,309 shares in 2010 for the 2009 obligation) for allocation to participants in the ESSOP. The ESSOP held unreleased shares of 93,357, 111,145 and 121,880 as of December 31, 2012, 2011 and 2010, respectively, with a fair value of $4.4 million, $3.3 million and $5.4 million as of December 31, 2012, 2011 and 2010, respectively. Unreleased shares are not considered outstanding for purposes of computing earnings per share.

The ESSOP includes a voluntary 401(k) savings plan that allows certain employees to defer up to 20% of their income on a pretax basis subject to limits on maximum amounts. The Company matches 25% of each employee’s contribution, with the match percentage applying to a maximum of 7% of each employee's salary. The match is paid using the Company's Common Stock released through the ESSOP loan payments. For ESSOP shares purchased prior to 1993, compensation

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2012, 2011 and 2010

expense is recognized based on the original purchase price of the shares released and dividends on unreleased shares are charged to compensation expense. For shares purchased in or after 1993, expense is based on the market value of the shares on the date released and dividends on unreleased shares are charged to compensation expense. Compensation expense of $0.3 million was recognized for the match for 2012, $0.3 million was recognized for 2011 and $0.2 million for 2010.

On December 31, 2010, the Company froze the qualified pension plan for its non-union participants and formed a new defined contribution feature within the ESSOP plan in which each employee received a similar benefit. On December 31, 2011, the Company froze the qualified pension plan for its union participants and included them in the same defined contribution feature within the ESSOP. For 2012, compensation expense under the defined contribution feature totaled $1.8 million.

Note 8    Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

Details of earnings before income taxes are as follows:

	2012	2011	2010
	(In thousands)
Domestic	$40,650	$23,750	$42,213
Foreign	2,821	3,599	2,225
Total	$43,471	$27,349	$44,438

The provision for income taxes are as follows:

	2012	2011	2010
	(In thousands)
Current:
Federal	$13,908	$7,111	$14,696
State	1,455	1,290	2,553
Foreign	507	780	385
Deferred:
Federal	(663)	(774)	(1,485)
State	(165)	(79)	(324)
Foreign	397	(140)	(49)
Total	$15,439	$8,188	$15,776

The provision (benefit) for income taxes differs from the amount that would be provided by applying the statutory
U.S. corporate income tax rate in each year due to the following items:

	2012	2011	2010
	(In thousands)
Provision at statutory rate	$15,215	$9,572	$15,553
State income taxes, net of federal tax benefit	1,018	783	1,449
Foreign income taxes	(87)	(621)	(430)
Domestic production activities deduction	(529)	(255)	(573)
Tax audit settlements	(101)	(1,330)	—
Other	(77)	39	(223)
Actual provision	$15,439	$8,188	$15,776

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2012, 2011 and 2010

The components of deferred income taxes as of December 31 are as follows:

	2012	2011
	(In thousands)
Deferred tax assets:
Reserve for receivables and inventories	$1,991	$1,674
Accrued compensation	876	873
Payables	582	717
Non-pension postretirement benefits	2,652	2,516
Accrued pension benefits	2,912	3,338
Accrued employee benefits	1,540	1,266
Other	745	131
Total deferred tax assets	11,298	10,515

Deferred tax liabilities:
Depreciation	4,657	3,529
Amortization	11,437	1,263
Other	—	64
Total deferred tax liabilities	16,094	4,856
Net deferred tax assets (liabilities)	$(4,796)	$5,659

At December 31, 2012, the Company did not have any net operating loss carryforwards.

No provision for federal income taxes was made on the earnings of foreign subsidiaries that are considered permanently invested or that would be offset by foreign tax credits upon distribution. Such undistributed earnings at December 31, 2012 were $16.2 million.

Changes in the Company's gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows:

	2012	2011
	(In thousands)
Balance at beginning of year	$796	$2,125
Increases (decreases) in unrecognized tax benefits as a result of positions taken during the prior period	(18)	8
Increases in unrecognized tax benefits as a result of positions taken during the current period	162	141
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(70)	(1,368)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(172)	(110)
Balance at end of year	$698	$796

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits during the fiscal year ending December 31, 2013. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period, possibly as early as the fiscal year ending December 31, 2013.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2008. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest was approximately
$0.1 million and $0.1 million at December 31, 2012 and 2011, respectively, and there were no penalties accrued in either year.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2012, 2011 and 2010

The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Note 9    Long-Term Debt

In 2010, the Company restructured the outstanding debt of its ESSOP by loaning the ESSOP $0.5 million to repay a loan to a third party and loaning the ESSOP an additional $1.0 million to purchase additional shares of the Company’s Common Stock for future 401(k) savings plan matches under a program that will expire on December 31, 2020. Under this program, the Company agreed to pay the principal and interest on the new loan amount of $1.5 million. The receivable from the ESSOP and the related obligation were therefore netted to zero on the Company’s Consolidated Balance Sheets at December 31, 2012 and 2011. The terms of the loan call for equal payments of principal with the final payment due on December 31, 2020. At December 31, 2012, $1.2 million of the loan balance remained.

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

Information regarding revenues by geographic area are as follows:

	2012	2011	2010
	(In thousands)
Revenues:
United States	$271,045	$231,306	$245,846
Foreign:
Asia	10,075	2,229	2,793
Canada	8,752	3,362	4,147
Europe	16,001	12,997	9,368
Mexico	6,636	8,178	9,924
Other	7,151	4,843	4,556
Total	$319,660	$262,915	$276,634

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2012, 2011 and 2010

Information regarding assets by geographic area are as follows:

	2012	2011
	(In thousands)
Long-lived assets (all non-current assets except deferred income taxes):
United States	$133,628	$79,556
Foreign:
Europe	15,261	15,286
Mexico	20,190	20,564
Total	$169,079	$115,406

	2012	2011
	(In thousands)
Total assets:
United States	$236,442	$166,171
Foreign:
Europe	31,461	28,920
Mexico	22,550	23,819
Total	$290,453	$218,910

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2012, 2011 and 2010

Note 11    Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2012
Net sales	$76,233	$81,974	$87,130	$74,323
Gross margin	$28,864	$30,201	$34,330	$28,851
Net earnings	$6,249	$7,442	$8,857	$5,484
Earnings per share:
Basic	$0.42	$0.52	$0.63	$0.39
Diluted	$0.42	$0.52	$0.62	$0.39
Dividends declared	$0.16	$0.16	$0.17	$0.17
Stock price:
High	$35.05	$39.73	$39.85	$48.60
Low	$29.30	$32.61	$32.29	$36.25
Quarter-end close	$33.99	$37.55	$36.39	$47.41
2011
Net sales	$57,359	$75,148	$69,698	$60,710
Gross margin	$20,437	$27,220	$22,780	$19,383
Net earnings	$3,260	$7,834	$6,880	$1,187
Earnings per share:
Basic	$0.22	$0.52	$0.46	$0.08
Diluted	$0.22	$0.52	$0.46	$0.08
Dividends declared	$0.14	$0.14	$0.16	$0.16
Stock price:
High	$45.47	$41.61	$40.83	$35.41
Low	$36.44	$33.98	$28.66	$26.86
Quarter-end close	$41.21	$36.99	$28.93	$29.43

The Company's Common Stock is listed on the New York Stock Exchange under the symbol BMI. Earnings per share is computed independently for each quarter. As such, the annual per share amount may not equal the sum of the quarterly amounts due to rounding. The Company currently anticipates continuing to pay cash dividends. Shareholders of record as of December 31, 2012 and 2011 totaled 981 and 952, respectively. Voting trusts and street name shareholders are counted as single shareholders for this purpose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2012. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this 2012 Annual Report on Form 10-K under the heading “Management's Annual Report on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The attestation report required under this Item 9A is contained in Item 8 of this 2012 Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to directors is included under the headings "Nomination and Election of Directors" and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2013, and is incorporated herein by reference.

Information concerning the executive officers of the Company is included in Part I, Item 1 of this 2012 Annual Report on Form 10-K under the heading “Business - Employees.”

The Company has adopted the Badger Meter, Inc. Code of Conduct for Financial Executives that applies to the Company's Chairman, President and Chief Executive Officer, the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer and other persons performing similar functions. A copy of the Badger Meter, Inc. Code of Conduct for Financial Executives is posted on the Company's website at www.badgermeter.com. The Badger Meter, Inc. Code of Conduct for Financial Executives is also available in print to any shareholder who requests it in writing from the Secretary of the Company. The Company satisfies the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Badger Meter, Inc. Code of Conduct for Financial Executives by posting such information on the Company's website at www.badgermeter.com.

The Company is not including the information contained on its website as part of, or incorporating it by reference into, this 2012 Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is included under the headings "Executive Compensation" and “Corporate Governance Committee Interlocks and Insider Participation” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2013, and is incorporated herein by reference; provided, however, that the information under the subsection "Executive Compensation - Corporate Governance Committee Report" is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to be the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent it is specifically incorporated by reference into such a filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is included under the headings "Stock Ownership of Beneficial Owners Holding More than Five Percent,” “Stock Ownership of Management" and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2013, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is included under the headings "Related Person Transactions" and “Nomination and Election of Directors - Independence, Committees, Meetings and Attendance” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2013, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included under the heading "Principal Accounting Firm Fees" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2013, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.
Financial Statements. See the financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2012 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” ”Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Shareholders' Equity.”

2.	Financial Statement Schedules. Financial statement schedules are omitted because the information required in these schedules is included in the Notes to Consolidated Financial Statements.

3.	Exhibits. See the Exhibit Index included in this 2012 Annual Report on Form 10-K that is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2013.

BADGER METER, INC.

By:	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2013.

Name	Title

/s/ Richard A. Meeusen	Chairman, President and Chief Executive Officer and Director (Principal executive officer)
Richard A. Meeusen

/s/ Richard E. Johnson	Senior Vice President — Finance, Chief Financial Officer and Treasurer (Principal financial officer)
Richard E. Johnson

/s/ Beverly L. P. Smiley	Vice President — Controller (Principal accounting officer)
Beverly L. P. Smiley

/s/ Ronald H. Dix	Director
Ronald H. Dix

/s/ Gale E. Klappa	Director
Gale E. Klappa

/s/ Gail A. Lione	Director
Gail A. Lione

/s/ Thomas J. Fischer	Director
Thomas J. Fischer

/s/ Andrew J. Policano	Director
Andrew J. Policano

/s/ Steven J. Smith	Director
Steven J. Smith

/s/ Todd J. Teske	Director
Todd J. Teske

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

(2.0)*	Acquisition Agreement dated as of December 30, 2011, by and among Racine Federated, Inc. the Shareholders’ Representative (named therein), Badger Meter, Inc. and RFI Acquisition Corp.

[Incorporated by reference to Exhibit (2.1) to Badger Meter, Inc.’s Current Report on Form 8-K dated December 30, 2011 (Commission File No. 001-06706)].

(3)	Restated Articles of Incorporation (as in effect as of August 8, 2008).

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

(4)	Rights Agreement, dated February 15, 2008, between Badger Meter, Inc. and American Stock Transfer & Trust Company.

[Incorporated by reference to Exhibit (4.1) to Badger Meter, Inc.’s Current Report on Form 8-K, dated February 22, 2008 (Commission File No. 001-06706)].

(4.1)	Loan Agreement dated May 23, 2012 between Badger Meter, Inc. and BMO Harris Bank relating to Badger Meter, Inc.'s revolving credit agreement.

[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (Commission File No. 001-06706)].

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

(10.15)**	Badger Meter, Inc. 2011 Omnibus Incentive Plan.

[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-173966)].

(10.16)**	Form of Nonqualified Stock Option Agreement under Badger Meter, Inc. 2011 Omnibus Incentive Plan.

[Incorporated by reference from Badger Meter, Inc.’s Form 8-K dated April 29, 2011 (Commission No. 001-06760)].

(10.17)**	Form of Restricted Stock Award Agreement under Badger Meter, Inc. 2011 Omnibus Incentive Plan.

[Incorporated by reference from Badger Meter, Inc.’s Form 8-K dated April 29, 2011 (Commission No. 001-06760)].

(21)	Subsidiaries of the Registrant.

EXHIBIT INDEX (CONTINUED)

EXHIBIT NO.	EXHIBIT DESCRIPTION

(23)	Consent of Ernst & Young LLP.

(31.1)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2013. To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report.

(101)
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and (vii) document and entity information.

*
The disclosure schedules and exhibits to the Acquisition Agreement are not being filed herewith. Badger Meter, Inc. agrees to furnish supplementally a copy of any such schedules and exhibits to the Securities and Exchange Commission upon request.

**	A management contract or compensatory plan or arrangement.