Form 10-Q
period 2013-03-31
BADGER METER INC
filed 2013-04-24
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 10, 2013, there were 14,363,336 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended September 30, 2012

Special Note Regarding Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company's then current views and assumptions and involve risks and uncertainties. Some risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements include those described in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 that include, among other things:

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

•	unusual weather and other natural phenomena, including related economic and other ancillary effects of any such events;

•	the timing and impact of government programs to stimulate national and global economies;

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.
Consolidated Condensed Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash	$3,787	$6,554
Receivables	47,304	45,584
Inventories:
Finished goods	20,598	19,872
Work in process	11,590	13,340
Raw materials	26,313	27,785
Total inventories	58,501	60,997
Prepaid expenses and other current assets	3,932	4,343
Deferred income taxes	3,926	3,896
Total current assets	117,450	121,374
Property, plant and equipment, at cost	155,350	152,760
Less accumulated depreciation	(84,467)	(82,276)
Net property, plant and equipment	70,883	70,484
Intangible assets, at cost less accumulated amortization	57,129	58,351
Other assets	5,400	4,314
Goodwill	35,930	35,930
Total assets	$286,792	$290,453
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$63,878	$66,730
Payables	16,710	15,551
Accrued compensation and employee benefits	6,852	9,821
Warranty and after-sale costs	717	881
Income and other taxes	1,265	1,097
Total current liabilities	89,422	94,080
Other long-term liabilities	1,545	1,086
Deferred income taxes	8,663	8,692
Accrued non-pension postretirement benefits	6,519	6,489
Other accrued employee benefits	8,128	8,859
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	20,473	20,441
Capital in excess of par value	42,652	41,755
Reinvested earnings	156,182	155,694
Accumulated other comprehensive loss	(14,307)	(13,948)
Less: Employee benefit stock	(1,135)	(1,234)
Treasury stock, at cost	(31,350)	(31,461)
Total shareholders’ equity	172,515	171,247
Total liabilities and shareholders’ equity	$286,792	$290,453
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Operations

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands except share and per share amounts)
	2013	2012
Net sales	$71,808	$76,233
Cost of sales	46,771	47,369
Gross margin	25,037	28,864
Selling, engineering and administration	20,312	18,676
Operating earnings	4,725	10,188
Interest expense, net	248	205
Earnings before income taxes	4,477	9,983
Provision for income taxes	1,570	3,734
Net earnings	$2,907	$6,249
Per share amounts:
Earnings per share:
Basic	$0.21	$0.42
Diluted	$0.20	$0.42
Dividends declared – Common stock	$0.17	$0.16
Shares used in computation of earnings per share:
Basic	14,145,406	14,831,780
Impact of dilutive securities	91,351	65,837
Diluted	14,236,757	14,897,617
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands)
	2013	2012
Net earnings	$2,907	$6,249
Other comprehensive income:
Foreign currency translation adjustment	(521)	550
Employee benefit funded status adjustment, net of tax	162	352
Comprehensive income	$2,548	$7,151
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Cash Flows

	Three Months Ended
	March 31
	(Unaudited) (In thousands)
	2013	2012
Operating activities:
Net earnings	$2,907	$6,249
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	2,191	2,134
Amortization	1,164	921
Deferred income taxes	(24)	63
Noncurrent employee benefits	255	689
Stock-based compensation expense	273	284
Changes in:
Receivables	(1,838)	(4,661)
Inventories	2,445	(1,662)
Prepaid expenses and other current assets	416	(245)
Liabilities other than debt	(3,481)	6,435
Total adjustments	1,401	3,958
Net cash provided by operations	4,308	10,207
Investing activities:
Property, plant and equipment expenditures	(2,803)	(1,294)
Acquisitions, net of cash acquired and future payments	—	(50,261)
Net cash used for investing activities	(2,803)	(51,555)
Financing activities:
Net (decrease) increase in short-term debt	(2,750)	62,393
Dividends paid	(2,421)	(2,389)
Proceeds from exercise of stock options	620	187
Tax benefit on stock options	363	103
Repurchase of Common stock	—	(17,013)
Issuance of treasury stock	147	45
Net cash (used for) provided by financing activities	(4,041)	43,326
Effect of foreign exchange rates on cash	(231)	(292)
Increase (decrease) in cash	(2,767)	1,686
Cash – beginning of period	6,554	4,975
Cash – end of period	$3,787	$6,661
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at March 31, 2013, results of operations for the three-month periods ended March 31, 2013 and 2012, comprehensive income for the three-month periods ended March 31, 2013 and 2012, and cash flows for the three-month periods ended March 31, 2013 and 2012. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 Additional Financial Information Disclosures

The consolidated condensed balance sheet at December 31, 2012 was derived from amounts included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Refer to the footnotes to the financial statements included in that report for a description of the Company’s accounting policies and for additional details of the Company’s financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.

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

	Three months ended
	March 31,
(In thousands)	2013	2012
Balance at beginning of period	$881	$1,593
Net additions charged to earnings	200	179
Costs incurred	(364)	(366)
Balance at end of period	$717	$1,406

Note 3 Employee Benefit Plans

The Company maintains a non-contributory defined benefit pension plan (sometimes referred to as the “qualified pension plan”) for certain employees. On December 31, 2010, the Company froze the qualified pension plan for its non-union participants and formed a new defined contribution feature within the Badger Meter Employee Savings and Stock Ownership Plan (“ESSOP”) in which each employee received a similar benefit. On December 31, 2011, the Company froze the qualified pension plan for its union participants and included them in the defined contribution feature within the ESSOP. After December 31, 2011, employees received no future benefits under the qualified pension plan as benefits have been frozen and the employees now receive a defined contribution in its place. Employees will continue to earn returns on their frozen balances under the qualified pension plan. The Company also maintains a non-contributory postretirement plan that provides medical benefits for certain of its retirees and eligible dependents in the United States.

The following table sets forth the components of net periodic benefit cost for the three months ended March 31, 2013 and 2012 based on December 31, 2012 and 2011 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2013	2012	2013	2012
Service cost – benefits earned during the year	$13	$12	$42	$39
Interest cost on projected benefit obligations	452	557	66	76
Expected return on plan assets	(695)	(792)	—	—
Amortization of prior service cost	—	—	40	40
Amortization of net loss	215	522	3	—
Net periodic benefit cost (income)	$(15)	$299	$151	$155

The Company disclosed in its financial statements for the year ended December 31, 2012 that it was not required to make a minimum contribution for the 2013 calendar year. The Company continues to believe no additional contributions will be required during 2013.

The Company also disclosed in its financial statements for the year ended December 31, 2012 that it estimated it would pay $0.5 million in other postretirement benefits in 2013 based on actuarial estimates. As of March 31, 2013, $0.1 million of such benefits have been paid. The Company continues to believe that its estimated payments for the full year are reasonable. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2013 will not impact the expense for postretirement benefits for 2013.

Note 4 Accumulated Comprehensive Income (Loss)

Components of accumulated other comprehensive loss at March 31, 2013 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Beginning balance	$(15,532)	$1,584	$(13,948)
Other comprehensive income before reclassification	—	(521)	(521)
Amounts reclassified from accumulated other comprehensive loss, net of tax	162	—	162
Net current period other comprehensive income (loss), net of tax	162	(521)	(359)
Accumulated other comprehensive income (loss)	$(15,370)	$1,063	$(14,307)

Details of reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2013 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service cost (1)	$40
Actuarial loss (1)	218
Total before tax	258
Income tax benefit	(96)
Amount reclassified out of accumulated other comprehensive loss	$162

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (income) in Note 3 Employee Benefit Plans.

Note 5 Acquisitions

On January 31, 2012, the Company completed its acquisition of 100% of the outstanding common stock of Racine Federated, Inc. (“Racine Federated”) of Racine, Wisconsin and its subsidiary Premier Control Technologies, Ltd. located in Thetford, England for approximately $57.3 million in cash, plus an estimated working capital adjustment of $0.3 million. The purchase price included a final $4.6 million payment which is due on July 31, 2013 and is included in payables on the Consolidated Condensed Balance Sheets at March 31, 2013. Racine Federated manufactures and markets flow meters for the water industry as well as various industrial metering and specialty products. These products complement and expand the Company’s existing lines for the global flow measurement business. This acquisition is further described in Note 3 “Acquisitions” in the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K.

The acquisition was accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition. The following unaudited pro forma information combines historical results as if Racine Federated had been owned by the Company since January 1, 2012:

Three months ended
March 31,
(In thousands except per share amount)	2012
Net sales	$80,089
Net earnings	$6,415
Diluted earnings per share	$0.43

Note 6 Contingencies, Litigation and Commitments

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company's assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2012 and the first quarter of 2013 were not material.

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

Note 7 Income Taxes

The provision for income taxes as a percentage of earnings before income taxes for the first quarter of 2013 was 35.1% compared to 37.4% in the first quarter of 2012. The percentage for the first quarter of 2013 was lower than the previous year due to recognition of 2012 research and development credits in the first quarter of 2013 as a result of recently enacted tax legislation. Without this recognition, the percentages would have been consistent between years.

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

On April 1, 2013, the Company acquired 100% of the outstanding common stock of Aquacue, Inc. (“Aquacue”) of Los Gatos, California for approximately $14.0 million, of which $1.5 million is deferred until December 2013 and $1.5 million is deferred until September 2014. The Aquacue acquisition primarily provides the Company with intellectual property that compliments and expands the Company's Advanced Metering Analytics offerings by adding an integrated software platform that allows utility managers to monitor and control their water systems, while providing water management data to consumers. Sales for Aquacue are immaterial.

Since the acquisition closed subsequent to March 31, 2013, the accompanying consolidated condensed financial statements do not reflect any adjustments related to the acquisition, although transaction costs of approximately $0.1 million are included in selling, engineering and administration in the Company's Unaudited Consolidated Condensed Statements of Operations at March 31, 2013.

The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is incomplete because the acquisition was only recently consummated and the Company has just begun the valuation process. Therefore, no additional disclosures are available.

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

Results of Operations - Three Months Ended March 31, 2013

The Company's net sales for the three months ended March 31, 2013 decreased $4.4 million, or 5.8%, to $71.8 million compared to $76.2 million during the same period in 2012. The decrease was the net result of lower sales of municipal water products and industrial flow products, offset somewhat by higher specialty products as well as the inclusion of Racine Federated's products for the entire three-month period in 2013 versus only two months in 2012.

Municipal water sales decreased $5.5 million, or 10.5%, from $52.3 million in the first quarter of 2012 to $46.8 million in the first quarter of 2013. These sales represented 65.1% of sales for the three months ended March 31, 2013. The decrease was due to lower sales of residential meters both with and without radio technology as well as lower commercial meter sales. Sales of the residential meters decreased 9.9% due primarily to lower volumes. Commercial meter sales decreased 16.9% in this period over the same period in 2012 also due to lower volumes of products sold. The Company believes the net overall sales decrease in municipal water sales was due mainly to a colder and snowier winter and to the effects of Hurricane Sandy. National weather data indicates that above normal snow fell on the country compared to the same period in 2012 in which there was below normal snowfall. Generally, snow can slow or stop installations and delay the reordering of meters. For the eight states directly affected by Hurricane Sandy, sales declined nearly 30%. Other factors affecting market conditions and continuing to have an unfavorable effect on sales include municipal spending concerns that have been delaying ordering decisions, slower housing starts and the Company's introduction in early 2011 of the next generation of the ORION product that continues to cause water utilities to take time to evaluate this new technology.

Industrial flow products represented 30.6% of sales for the three months ended March 31, 2013. These sales increased $0.5 million, or 2.3%, to $22.0 million from $21.5 million in the same period last year. As noted above, Racine Federated was acquired on January 31, 2012 and their sales were included from that point forward. As such, the first quarter of 2013 includes three months of those product sales versus only two months in the first quarter of 2012. Industrial sales on a comparable basis between years show declines due to a slight weakening of overall industrial orders.

Specialty application products represented 4.3% of sales for the three months ended March 31, 2013. These sales increased $0.6 million in the first quarter of 2013, or 25.0%, to $3.0 million from $2.4 million during the same period in 2012. The increase was due to slightly higher sales of gas radios and three months of sales of concrete products versus two months in 2012. On a comparable basis, specialty application sales were down slightly.

The gross margin as a percentage of sales was 34.9% in the first quarter of 2013 compared to 37.9% in the first quarter of 2012. The decline was due principally to lower volumes of product sold which negatively affected factory utilization.

Selling, engineering and administration expenses for the three months ended March 31, 2013 increased $1.6 million, or 8.8%, over the same period in 2012. The increase was due to having one more month of expenses in 2013 for certain Racine Federated costs as well as higher amortization of intangibles acquired for the additional month. In addition, software amortization costs associated with standardizing industrial product systems also increased. The remainder of the increase was due to normal inflationary increases, offset by continuing cost control measures.

Operating earnings for the first quarter of 2013 decreased $5.5 million, or 53.9%, to $4.7 million compared to $10.2 million in 2012 as a net result of the lower sales of municipal water products and the higher selling, engineering and administration expenses.

Interest expense for the quarter ended March 31, 2013 increased slightly compared to the first quarter of 2012 due to higher average debt balances as compared to the first quarter of 2012.

The provision for income taxes as a percentage of earnings before income taxes for the first quarter of 2013 was 35.1% compared to 37.4 % in the first quarter of 2012. The percentage for the first quarter of 2013 was lower than the previous year due to recognition of 2012 research and development credits in the first quarter of 2013 as a result of recently enacted tax legislation. Without this recognition, the percentages would have been consistent between years.

As a result of the above mentioned items, net earnings for the three months ended March 31, 2013 were $2.9 million, or $0.20 per diluted share, compared to $6.2 million, or $0.42 per diluted share, for the same period in 2012.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $4.3 million for the first three months of 2013 compared to $10.2 million in the same period in 2012 due to the cash impact of lower earnings for the first three months of 2013.

The receivables balance increased from $45.6 million at December 31, 2012 to $47.3 million at March 31, 2013 due principally to the timing of payments. The Company believes its net receivables balance is fully collectible.

Inventories at March 31, 2013 decreased $2.5 million to $58.5 million from $61.0 million at December 31, 2012 due to continued inventory management controls.

Net property, plant and equipment at March 31, 2013 increased to $70.9 million from $70.5 million at December 31, 2012. This is the net effect of $2.8 million of normal capital expenditures, partially offset by depreciation expense.

Intangible assets decreased to $57.1 million at March 31, 2013 from $58.4 million at December 31, 2012 due to normal amortization expense.

Short-term debt decreased from $66.7 million at December 31, 2012 to $63.9 million at March 31, 2013 as funds generated by operations were used to reduce outstanding balances.

Payables increased to $16.7 million at March 3, 2013 from $15.6 million at December 31, 2012 due primarily to the timing of payments. In addition, this account includes $4.6 million at March 31, 2013 and December 31, 2012 owed to the sellers of Racine Federated that is to be paid July 31, 2013.

Accrued compensation and employee benefits decreased to $6.9 million at March 31, 2013 from $9.8 million at December 31, 2012, which is the net result of the first quarter 2013 payment of employee incentives and benefits related to 2012 operations, offset by the accrual of employee incentives earned in the first quarter of 2013.

The overall increase in total shareholders' equity from $171.2 million at December 31, 2012 to $172.5 million at March 31, 2013 was the net effect of net earnings and stock options exercised, offset by dividends paid.

    The Company's financial condition remains strong. In May 2012, the Company signed a new credit agreement which increased its principal line of credit (increasing it from $90.0 million to $125.0 million) with its primary lender for a three year period. The line will be permanently reduced by $16.7 million annually in May. This facility is unsecured, but there are a number of financial covenants with which the Company is in compliance. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $70.0 million of unused credit lines available at March 31, 2013.

Other Matters

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company's assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2012 and the first quarter of 2013 were not material.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company's off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and have not materially changed since that report was filed unless otherwise indicated in this Form 10-Q.

Item 3    Quantitative and Qualitative Disclosures about Market Risk

The Company's quantitative and qualitative disclosures about market risk are included in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and have not materially changed since that report was filed.

Item 4    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2013. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: April 24, 2013	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President – Controller

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended March 31, 2013
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.