Form 10-Q
period 2013-06-30
BADGER METER INC
filed 2013-07-26
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 14, 2013, there were 14,369,692 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended June 30, 2013

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.
Consolidated Condensed Balance Sheets

	June 30,	December 31,
	(Unaudited)
	(In thousands)
Assets	2013	2012
Current assets:
Cash	$2,714	$6,554
Receivables	52,702	45,584
Inventories:
Finished goods	18,750	19,872
Work in process	10,853	13,340
Raw materials	24,011	27,785
Total inventories	53,614	60,997
Prepaid expenses and other current assets	3,500	4,343
Deferred income taxes	3,915	3,896
Total current assets	116,445	121,374
Property, plant and equipment, at cost	157,050	152,760
Less accumulated depreciation	(85,501)	(82,276)
Net property, plant and equipment	71,549	70,484
Intangible assets, at cost less accumulated amortization	61,416	58,351
Other assets	5,712	4,314
Goodwill	46,641	35,930
Total assets	$301,763	$290,453
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$66,230	$66,730
Payables	20,308	15,551
Accrued compensation and employee benefits	6,525	9,821
Warranty and after-sale costs	695	881
Income and other taxes	2,277	1,097
Total current liabilities	96,035	94,080
Other long-term liabilities	2,690	1,086
Deferred income taxes	10,787	8,692
Accrued non-pension postretirement benefits	6,578	6,489
Other accrued employee benefits	7,813	8,859
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	20,473	20,441
Capital in excess of par value	43,315	41,755
Reinvested earnings	160,036	155,694
Accumulated other comprehensive loss	(13,514)	(13,948)
Less: Employee benefit stock	(1,135)	(1,234)
Treasury stock, at cost	(31,315)	(31,461)
Total shareholders’ equity	177,860	171,247
Total liabilities and shareholders’ equity	$301,763	$290,453
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	(Dollars in thousands except share and per share amounts)
	2013	2012	2013	2012
Net sales	$88,341	$81,974	$160,149	$158,207
Cost of sales	58,495	51,773	105,266	99,142
Gross margin	29,846	30,201	54,883	59,065
Selling, engineering and administration	19,686	18,846	39,998	37,522
Operating earnings	10,160	11,355	14,885	21,543
Interest expense, net	332	238	580	443
Earnings before income taxes	9,828	11,117	14,305	21,100
Provision for income taxes	3,547	3,675	5,117	7,409
Net earnings	$6,281	$7,442	$9,188	$13,691
Per share amounts:
Earnings per share:
Basic	$0.44	$0.52	$0.64	$0.94
Diluted	$0.44	$0.52	$0.64	$0.94
Dividends declared – Common stock	$0.17	$0.16	$0.34	$0.32
Shares used in computation of earnings per share:
Basic	14,365,536	14,234,900	14,345,143	14,527,328
Impact of dilutive securities	65,463	72,332	81,806	68,785
Diluted	14,430,999	14,307,232	14,426,949	14,596,113
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2013	2012	2013	2012
Net earnings	$6,281	$7,442	$9,188	$13,691
Other comprehensive income (loss):
Foreign currency translation adjustment	153	(774)	(368)	(224)
Employee benefit funded status adjustment, net of tax	640	(73)	802	279
Comprehensive income	$7,074	$6,595	$9,622	$13,746
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Cash Flows

	Six Months Ended
	June 30
	(Unaudited) (In thousands)
	2013	2012
Operating activities:
Net earnings	$9,188	$13,691
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	4,317	3,923
Amortization	2,484	1,992
Deferred income taxes	(38)	112
Noncurrent employee benefits	401	482
Stock-based compensation expense	274	576
Changes in:
Receivables	(7,116)	(5,483)
Inventories	7,367	(4,995)
Prepaid expenses and other current assets	349	(16)
Liabilities other than debt	(2,026)	3,794
Total adjustments	6,012	385
Net cash provided by operations	15,200	14,076
Investing activities:
Property, plant and equipment expenditures	(5,541)	(2,413)
Acquisitions, net of cash acquired and future payments	(9,881)	(51,517)
Net cash used for investing activities	(15,422)	(53,930)
Financing activities:
Net (decrease) increase in short-term debt	(448)	76,339
Dividends paid	(4,851)	(4,676)
Proceeds from exercise of stock options	984	209
Tax benefit on stock options	363	115
Repurchase of Common stock	—	(30,000)
Issuance of treasury stock	480	391
Net cash (used for) provided by financing activities	(3,472)	42,378
Effect of foreign exchange rates on cash	(146)	(988)
(Decrease) increase in cash	(3,840)	1,536
Cash – beginning of period	6,554	4,975
Cash – end of period	$2,714	$6,511
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at June 30, 2013, results of operations for the three- and six-month periods ended June 30, 2013 and 2012, comprehensive income for the three- and six-month periods ended June 30, 2013 and 2012, and cash flows for the six-month periods ended June 30, 2013 and 2012. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Balance at beginning of period	$717	$1,406	$881	$1,593
Net additions charged to earnings	142	166	342	345
Costs incurred	(164)	(420)	(528)	(786)
Balance at end of period	$695	$1,152	$695	$1,152

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

The following table sets forth the components of net periodic benefit cost for the three months ended June 30, 2013 and 2012 based on December 31, 2012 and 2011 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2013	2012	2013	2012
Service cost – benefits earned during the year	$2	$12	$42	$39
Interest cost on projected benefit obligations	440	571	66	76
Expected return on plan assets	(684)	(803)	—	—
Amortization of prior service cost	—	—	40	40
Amortization of net loss (gain)	218	(154)	3	—
Settlement expense	747	—	—	—
Net periodic benefit cost (income)	$723	$(374)	$151	$155

The following table sets forth the components of net periodic benefit cost for the six months ended June 30, 2013 and 2012 based on December 31, 2012 and 2011 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2013	2012	2013	2012
Service cost – benefits earned during the year	$15	$24	$84	$78
Interest cost on projected benefit obligations	892	1,128	132	152
Expected return on plan assets	(1,379)	(1,595)	—	—
Amortization of prior service cost	—	—	80	80
Amortization of net loss	433	368	6	—
Settlement expense	747	—	—	—
Net periodic benefit cost (income)	$708	$(75)	$302	$310

The Company disclosed in its financial statements for the year ended December 31, 2012 that it was not required to make a minimum contribution for the 2013 calendar year. The Company continues to believe no additional contributions will be required during 2013.

The Company also disclosed in its financial statements for the year ended December 31, 2012 that it estimated it would pay $0.5 million in other postretirement benefits in 2013 based on actuarial estimates. As of June 30, 2013, $0.1 million of such benefits have been paid. The Company continues to believe that its estimated payments for the full year are reasonable. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2013 will not impact the expense for postretirement benefits for 2013.

Note 4 Accumulated Comprehensive Income (Loss)

Components of accumulated other comprehensive loss at June 30, 2013 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Beginning balance	$(15,532)	$1,584	$(13,948)
Other comprehensive income before reclassification	—	(368)	(368)
Amounts reclassified from accumulated other comprehensive loss, net of tax	802	—	802
Net current period other comprehensive income (loss), net of tax	802	(368)	434
Accumulated other comprehensive (loss) income	$(14,730)	$1,216	$(13,514)

Details of reclassifications out of accumulated other comprehensive loss during the six months ended June 30, 2013 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service cost (1)	$80
Settlement expense (1)	747
Actuarial loss (1)	439
Total before tax	1,266
Income tax benefit	(464)
Amount reclassified out of accumulated other comprehensive loss	$802

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (income) in Note 3 Employee Benefit Plans.

Note 5 Acquisitions

On April 1, 2013, the Company acquired 100% of the outstanding common stock of Aquacue, Inc. (“Aquacue”) of Los Gatos, California. The Aquacue acquisition provides the Company with intellectual property that complements and expands the Company's advanced metering analytics offerings by adding an integrated software platform that allows utility managers to monitor and control their water systems, while providing water management data to consumers. Sales of Aquacue products were immaterial during the three months ended June 30, 2013. The purchase price was approximately $14.0 million in cash, plus a small working capital adjustment. The purchase price includes a final $3.0 million payment, of which half is due January 1, 2014 and is recorded in payables on the Consolidated Condensed Balance Sheets at June 30, 2013, and half is due October 1, 2014 and is recorded in other long-term liabilities. The Company's preliminary allocation of the purchase price as of June 30, 2013 includes $0.1 million of current assets, $5.6 million of intangibles, $10.7 million of goodwill, $0.3 million of current liabilities, and $2.1 million of long-term deferred tax liabilities. The Company has not completed its analysis estimating the fair value of intangibles and income tax liabilities. At June 30, 2013, there was approximately $0.1 million of transaction costs related to the acquisition that were included in selling, engineering and administration in the Company's Unaudited Consolidated Condensed Statements of Operations.

The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company's financial statements from the date of acquisition. The acquisition did not have a material impact on the Company's consolidated financial statements or the notes thereto.

On January 31, 2012, the Company completed its acquisition of 100% of the outstanding common stock of Racine Federated, Inc. (“Racine Federated”) of Racine, Wisconsin and its subsidiary Premier Control Technologies, Ltd. located in Thetford, England for approximately $57.3 million in cash, plus an estimated working capital adjustment of $0.3 million. The purchase price included a final $4.6 million payment which is due on July 31, 2013 and is included in payables on the Consolidated Condensed Balance Sheets at June 30, 2013. Racine Federated manufactures and markets flow meters for the water industry as well as various industrial metering and specialty products. These products complement and expand the Company’s existing lines for the global flow measurement business. This acquisition is further described in Note 3

“Acquisitions” in the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K.

The acquisition was accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition. The following unaudited pro forma information combines historical results as if Racine Federated had been owned by the Company since January 1, 2012:

Six Months Ended
June 30,
(In thousands except per share amount)	2012
Net sales	$162,063
Net earnings	$13,857
Diluted earnings per share	$0.95

Note 6 Contingencies, Litigation and Commitments

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company's assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2012 and the first half of 2013 were not material.

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

Note 7 Income Taxes

The provision for income taxes as a percentage of earnings before income taxes for the second quarter of 2013 was 36.1% compared to 33.1% in the second quarter of 2012. The provision for income taxes as a percentage of earnings before income taxes for the first half of 2013 was 35.8% compared to 35.1% in the first half of 2012. The effective tax rate included $0.1 million of 2012 research and development credits in the first quarter of 2013 as a result of tax legislation enacted at that time. The first half of 2012 included a $0.4 million decrease in tax expense due to the recognition of favorable state income tax audit outcomes for prior periods.

Note 8 Fair Value Measurements of Financial Instruments

The carrying amounts of cash, receivables and payables in the financial statements approximate their fair values due to the short-term nature of these financial instruments. Short-term debt is comprised of notes payable drawn against the Company's lines of credit and commercial paper. Because of its short-term nature, the carrying amount of the short-term debt also approximates fair value. Included in other assets are insurance policies on various individuals who were associated with the Company. The carrying amounts of these insurance policies approximate their fair value.

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

Acquisitions

On April 1, 2013, the Company purchased Aquacue, Inc. (“Aquacue”) of Los Gatos, California. The Aquacue acquisition provides the Company with intellectual property that complements and expands the Company's advanced metering analytics offerings by adding an integrated software platform that allows utility managers to monitor and control their water systems, while providing water management data to consumers. Sales of Aquacue products were immaterial during the three months ended June 30, 2013. The purchase price was approximately $14.0 million in cash, plus a small working capital adjustment. The purchase price includes a final $3.0 million payment of which half is due January 1, 2014 and half is due October 1, 2014. This acquisition is further described in Note 5 “Acquisitions” in the Notes to Unaudited Consolidated Condensed Financial Statements.

On January 31, 2012, the Company completed its acquisition of 100% of the outstanding common stock of Racine Federated, Inc. of Racine, Wisconsin and its subsidiary Premier Control Technologies, Ltd. located in Thetford, England for approximately $57.3 million in cash, plus an estimated working capital adjustment of $0.3 million. Racine Federated manufactures and markets flow meters for the water industry as well as various industrial metering and specialty products. These products complement and expand the Company's existing lines for the global flow measurement business. This acquisition is further described in Note 5 “Acquisitions” in the Notes to Unaudited Consolidated Condensed Financial Statements.

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

Results of Operations - Three Months Ended June 30, 2013

The Company's net sales for the three months ended June 30, 2013 increased $6.3 million, or 7.7%, to $88.3 million compared to $82.0 million during the same period in 2012. The increase was the net result of higher sales of municipal water products and industrial flow products, offset somewhat by lower specialty product sales.

Municipal water sales increased $6.6 million, or 12.5%, to $59.6 million in the second quarter of 2013 from $53.0 million in the second quarter of 2012. These sales represented 67.5% of sales for the three months ended June 30, 2013. The increase was due to higher sales of residential meters both with and without radio technology as well as higher commercial meter sales. Sales of the residential meters increased 12.0% due primarily to higher volumes, offset somewhat by lower prices in certain products. Commercial meter sales increased 14.4% in this period over the same period in 2012 also due to higher volumes of products sold and slightly higher prices. The Company believes this overall sales increase in municipal water sales was due mainly to a return to normal buying patterns after weather affected purchases earlier in the calendar year.

Industrial flow products represented 28.9% of sales for the three months ended June 30, 2013 compared to 30.4% in the same period in 2012. These sales increased a net amount of $0.6 million, or 2.4%, to $25.5 million from $24.9 million in the same period last year. Sales were relatively flat for individual products within this group.

Specialty application products represented 3.6% of sales for the three months ended June 30, 2013. These sales decreased $0.9 million, or 21.8%, in the second quarter of 2013, to $3.2 million from $4.1 million during the same period in 2012. The decrease was due to lower sales of gas radios and concrete vibrators.

Gross margin as a percentage of sales was 33.8% in the second quarter of 2013 compared to 36.8% in the second quarter of 2012. The decline was due in part to a greater percentage of municipal water sales compared to industrial sales which carry higher margins, lower prices in certain product lines, and the lingering effects of selling higher cost products in the second quarter of 2013 due to lower plant utilization earlier in the year.

Selling, engineering and administration expenses for the three months ended June 30, 2013 increased $0.8 million, or 4.5%, over the same period in 2012. The increase was the net effect of higher intangible amortization charges associated with the Aquacue acquisition, charges associated with settlement of a legal issue and lower employee incentive charges. Also included in the quarter was a $0.7 million non-cash pension charge as a result of payouts from the pension plan occurring faster than the assumed rate. The remainder of the increase was due to normal inflationary increases, offset by continuing cost control measures.

Operating earnings for the second quarter of 2013 decreased $1.2 million, or 10.5%, to $10.2 million compared to $11.4 million in the same period in 2012 as a net result of the lower gross margins and higher selling, engineering and administration expenses.

Interest expense for the quarter ended June 30, 2013 increased slightly compared to the second quarter of 2012 due to higher average debt balances compared to the second quarter of 2012.

The provision for income taxes as a percentage of earnings before income taxes for the second quarter of 2013 was 36.1% compared to 33.1 % in the second quarter of 2012. The second quarter of 2012 included recognition of $0.4 million in reduced tax expense due to favorable state income tax audit outcomes for prior periods.

As a result of the above mentioned items, net earnings for the three months ended June 30, 2013 were $6.3 million, or $0.44 per diluted share, compared to $7.4 million, or $0.52 per diluted share, for the same period in 2012.

Results of Operations - Six Months Ended June 30, 2013

The Company's net sales for the six months ended June 30, 2013 increased $1.9 million, or 1.2%, to $160.1 million compared to $158.2 million during the same period in 2012. The increase was the net result of slightly higher sales of municipal water products and industrial flow products, as well as the inclusion of Racine Federated's products for the entire six-month period in 2013 versus only five months in 2012, offset somewhat by lower sales of specialty products.

Municipal water sales increased $1.0 million, or 1.0%, from $105.3 million in the first half of 2012 to $106.3 million in the first half of 2013. These sales represented 66.4% of sales for the six months ended June 30, 2013. The increase is the net impact of slower sales early in the year due to a colder and snowier winter and the lingering effects of Hurricane Sandy followed by a return to more normal buying patterns in the spring and early summer months. Generally, snow can slow or stop installations and delay the reordering of meters. The sales increase was due to higher sales of residential meters both with and without radio technology, which increased 1.3% on generally higher volumes. Commercial meter sales for the first half of 2013 were comparable to the same period in the prior year. Other factors that affected market conditions earlier in the year include municipal spending concerns that had been delaying ordering decisions, slower housing starts and the Company's introduction in early 2011 of the next generation of the ORION product that continues to cause water utilities to take time to evaluate this new technology.

Industrial flow products represented 29.7% of sales for the six months ended June 30, 2013. These sales increased $1.1 million, or 2.4%, to $47.5 million from $46.4 million in the same period last year. As noted above, Racine Federated was acquired on January 31, 2012 and their sales were included from that point forward. As such, the first half of 2013 includes six months of those product sales versus only five months in the first half of 2012. Industrial sales on a comparable basis between years show declines due to a slight weakening of overall industrial orders.

Specialty application products represented 3.9% of sales for the six months ended June 30, 2013. These sales decreased $0.2 million in the first half of 2013, or 3.1%, to $6.3 million from $6.5 million during the same period in 2012. The decrease was due to lower sales of gas radios, offset by the inclusion of six months of sales of concrete vibrator products versus five months in 2012. On a comparable basis, concrete vibrator sales were down.

Gross margin as a percentage of sales was 34.3% in the first half of 2013 compared to 37.3% in the first half of 2012. The decline was the net effect of lower volumes of product produced and sold earlier in the year which negatively affected factory utilization, mix of product sold and lower prices in certain product lines.

Selling, engineering and administration expenses for the six months ended June 30, 2013 increased $2.5 million, or 6.6%, over the same period in 2012. The increase was due to having one more month of expenses in 2013 for certain Racine Federated costs as well as higher amortization of intangibles acquired for the additional month. In addition, software amortization costs associated with standardizing industrial product systems also increased. The 2013 amounts include intangible amortization charges associated with the Aquacue acquisition, charges associated with settlement of a legal issue and lower employee incentive charges. Also included in the 2013 amounts was a $0.7 million non-cash pension charge as a result of payouts from the pension plan occurring faster than the assumed rate. The remainder of the increase was due to normal inflationary increases, offset by continuing cost control measures.

Operating earnings for the first half of 2013 decreased $6.6 million, or 30.7%, to $14.9 million compared to $21.5 million in the same period in 2012 as a net result of the lower gross margins and the higher selling, engineering and administration expenses.

Interest expense for the six months ended June 30, 2013 increased slightly compared to the same period in 2012 due to higher average debt balances as compared to the first half of 2012.

The provision for income taxes as a percentage of earnings before income taxes for the first half of 2013 was 35.8% compared to 35.1 % in the first half of 2012. The 2013 effective tax rate included $0.1 million of 2012 research and development credits in the first quarter of 2013 as a result of tax legislation enacted at that time. The first half of 2012 included a $0.4 million decrease in tax expense due to recognition of favorable state income tax audit outcomes for prior periods.

As a result of the above mentioned items, net earnings for the six months ended June 30, 2013 were $9.2 million, or $0.64 per diluted share, compared to $13.7 million, or $0.94 per diluted share, for the same period in 2012.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $15.2 million for the first six months of 2013 compared to $14.1 million in the same period in 2012 due primarily to lower inventory balances, mitigated somewhat by lower earnings in the first half of 2013.

The receivables balance increased from $45.6 million at December 31, 2012 to $52.7 million at June 30, 2013. Generally, sales are lower in the fourth quarter resulting in lower receivable balances at year end. The Company believes its net receivables balance is fully collectible.

Inventories at June 30, 2013 decreased $7.4 million to $53.6 million at June 30, 2013 from $61.0 million at December 31, 2012 due to lower quantities of product.

Net property, plant and equipment at June 30, 2013 increased to $71.5 million from $70.5 million at December 31, 2012. This was the net effect of $5.5 million of normal capital expenditures, partially offset by depreciation expense.

Intangible assets increased to $61.4 million at June 30, 2013 from $58.4 million at December 31, 2012 of which $5.6 million was due to the preliminary valuation of the Aquacue acquisition mentioned above, offset by normal amortization expense. Goodwill increased $10.7 million to $46.6 million at June 30, 2013 from $35.9 million at December 31, 2012 due to the preliminary valuation of the Aquacue acquisition mentioned above.

Short-term debt decreased from $66.7 million at December 31, 2012 to $66.2 million at June 30, 2013 as funds generated by operations were used to reduce outstanding balances.

Payables increased to $20.3 million at June 30, 2013 from $15.6 million at December 31, 2012 due primarily to the timing of purchases and payments. In addition, this account includes $4.6 million at June 30, 2013 and December 31, 2012 owed to the sellers of Racine Federated that is to be paid July 31, 2013, plus $1.5 million at June 30, 2013 owed to the sellers of Aquacue that is to be paid January 1, 2014.

Other long-term liabilities increased $1.6 million to $2.7 million at June 30, 2013 from $1.1 million at December 31, 2012 due primarily to the $1.5 million owed to the sellers of Aquacue that is to be paid October 1, 2014.

Accrued compensation and employee benefits decreased to $6.5 million at June 30, 2013 from $9.8 million at December 31, 2012. The decrease was due to the first quarter 2013 payment of employee incentives and benefits related to 2012 operations.

The overall increase in total shareholders' equity from $171.2 million at December 31, 2012 to $177.9 million at June 30, 2013 was the net effect of net earnings and stock options exercised, offset by dividends paid.

    The Company's financial condition remains strong. In May 2012, the Company signed a new credit agreement which increased its principal line of credit to $125.0 million with its primary lender for a three year period. The line was reduced by $16.7 million in May, 2013 and will be reduced by a similar amount in May 2014. Included in the May 2012 credit agreement was a $5.0 million foreign currency revolving note that expired in May 2013, but was renewed to May 2015, the term of the principal line of credit. The entire facility is unsecured, but there are a number of financial covenants with which the Company is in compliance. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $51.1 million of unused credit lines available at June 30, 2013.

Other Matters

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company's assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2012 and the first half of 2013 were not material.

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

Item 4    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2013. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II – Other Information
Item 6  Exhibits

Exhibit No.	Description
4.1	First Amendment to Credit Agreement dated May 21, 2013, related to the Loan Agreement dated May 23, 2012 between Badger Meter, Inc. and BMO Harris Bank NA for Badger Meter, Inc.'s credit agreement.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: July 26, 2013	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President – Controller

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended June 30, 2013
Exhibit Index

Exhibit No.	Description
4.1	First Amendment to Credit Agreement dated May 21, 2013, related to the Loan Agreement dated May 23, 2012 between Badger Meter, Inc. and BMO Harris Bank NA for Badger Meter, Inc.'s credit agreement.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.