Form 10-Q
period 2013-09-30
BADGER METER INC
filed 2013-10-28
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 14, 2013, there were 14,377,376 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended September 30, 2013

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

•	unusual weather and other natural phenomena, including related economic and other ancillary effects of any such events;

•	the timing and impact of government programs to stimulate national and global economies, as well as the impact of government budget cuts or partial shutdowns of governmental operations;

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.
Consolidated Condensed Balance Sheets

	September 30,	December 31,
	(Unaudited)
	(In thousands)
Assets	2013	2012
Current assets:
Cash	$4,621	$6,554
Receivables	56,059	45,584
Inventories:
Finished goods	17,544	19,872
Work in process	10,094	13,340
Raw materials	26,730	27,785
Total inventories	54,368	60,997
Prepaid expenses and other current assets	3,678	4,343
Deferred income taxes	3,925	3,896
Total current assets	122,651	121,374
Property, plant and equipment, at cost	159,298	152,760
Less accumulated depreciation	(85,894)	(82,276)
Net property, plant and equipment	73,404	70,484
Intangible assets, at cost less accumulated amortization	60,163	58,351
Other assets	6,033	4,314
Goodwill	46,641	35,930
Total assets	$308,892	$290,453
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$65,185	$66,730
Payables	19,435	15,551
Accrued compensation and employee benefits	7,792	9,821
Warranty and after-sale costs	684	881
Income and other taxes	2,058	1,097
Total current liabilities	95,154	94,080
Other long-term liabilities	2,695	1,086
Deferred income taxes	10,824	8,692
Accrued non-pension postretirement benefits	6,626	6,489
Other accrued employee benefits	7,790	8,859
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	20,480	20,441
Capital in excess of par value	43,988	41,755
Reinvested earnings	166,514	155,694
Accumulated other comprehensive loss	(12,738)	(13,948)
Less: Employee benefit stock	(1,136)	(1,234)
Treasury stock, at cost	(31,305)	(31,461)
Total shareholders’ equity	185,803	171,247
Total liabilities and shareholders’ equity	$308,892	$290,453
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	(Dollars in thousands except share and per share amounts)
	2013	2012	2013	2012
Net sales	$92,963	$87,130	$253,112	$245,337
Cost of sales	59,860	52,800	165,126	151,942
Gross margin	33,103	34,330	87,986	93,395
Selling, engineering and administration	19,230	20,219	59,228	57,741
Operating earnings	13,873	14,111	28,758	35,654
Interest expense (income), net	264	286	844	729
Earnings before income taxes	13,609	13,825	27,914	34,925
Provision for income taxes	4,560	4,968	9,677	12,377
Net earnings	$9,049	$8,857	$18,237	$22,548
Per share amounts:
Earnings per share:
Basic	$0.63	$0.63	$1.27	$1.57
Diluted	$0.63	$0.62	$1.26	$1.56
Dividends declared – Common stock	$0.18	$0.17	$0.52	$0.49
Shares used in computation of earnings per share:
Basic	14,371,718	14,128,055	14,353,700	14,393,644
Impact of dilutive securities	75,017	57,851	79,543	65,140
Diluted	14,446,735	14,185,906	14,433,243	14,458,784
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2013	2012	2013	2012
Net earnings	$9,049	$8,857	$18,237	$22,548
Other comprehensive income:
Foreign currency translation adjustment	610	272	242	48
Employee benefit funded status adjustment, net of tax	166	143	968	422
Comprehensive income	$9,825	$9,272	$19,447	$23,018
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.
Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
	September 30
	(Unaudited) (In thousands)
	2013	2012
Operating activities:
Net earnings	$18,237	$22,548
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	6,457	5,772
Amortization	3,805	3,331
Deferred income taxes	(45)	73
Noncurrent employee benefits	585	595
Contribution to pension plan	—	(1,097)
Stock-based compensation expense	708	921
Changes in:
Receivables	(10,284)	(7,414)
Inventories	6,736	(4,042)
Prepaid expenses and other current assets	182	473
Liabilities other than debt	2,364	2,859
Total adjustments	10,508	1,471
Net cash provided by operations	28,745	24,019

Investing activities:
Property, plant and equipment expenditures	(9,316)	(4,524)
Acquisitions, net of cash acquired and future payments	(14,464)	(51,517)
Net cash used for investing activities	(23,780)	(56,041)

Financing activities:
Net (decrease) increase in short-term debt	(1,648)	69,654
Dividends paid	(7,426)	(7,107)
Proceeds from exercise of stock options	1,270	291
Tax benefit on stock options	363	223
Repurchase of Common stock	—	(30,000)
Issuance of treasury stock	450	430
Net cash (used for) provided by financing activities	(6,991)	33,491

Effect of foreign exchange rates on cash	93	(388)

(Decrease) increase in cash	(1,933)	1,081
Cash – beginning of period	6,554	4,975
Cash – end of period	$4,621	$6,056
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at September 30, 2013, results of operations for the three- and nine-month periods ended September 30, 2013 and 2012, comprehensive income for the three- and nine-month periods ended September 30, 2013 and 2012, and cash flows for the nine-month periods ended September 30, 2013 and 2012. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Balance at beginning of period	$695	$1,152	$881	$1,593
Net additions charged to earnings	264	86	606	431
Costs incurred	(275)	(325)	(803)	(1,111)
Balance at end of period	$684	$913	$684	$913

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

The following table sets forth the components of net periodic benefit cost for the three months ended September 30, 2013 and 2012 based on December 31, 2012 and 2011 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2013	2012	2013	2012
Service cost – benefits earned during the year	$7	$12	$32	$36
Interest cost on projected benefit obligations	491	564	60	74
Expected return on plan assets	(678)	(797)	—	—
Amortization of prior service cost	—	—	34	40
Amortization of net loss	180	184	—	—
Settlement expense	46	—	—	—
Net periodic benefit cost (income)	$46	$(37)	$126	$150

The following table sets forth the components of net periodic benefit cost for the nine months ended September 30, 2013 and 2012 based on December 31, 2012 and 2011 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2013	2012	2013	2012
Service cost – benefits earned during the year	$22	$36	$116	$107
Interest cost on projected benefit obligations	1,383	1,691	192	221
Expected return on plan assets	(2,057)	(2,392)	—	—
Amortization of prior service cost	—	—	120	121
Amortization of net loss	613	553	—	—
Settlement expense	793	—	—	—
Net periodic benefit cost (income)	$754	$(112)	$428	$449

The Company disclosed in its financial statements for the year ended December 31, 2012 that it was not required to make a minimum contribution for the 2013 calendar year. The Company continues to believe no additional contributions will be required during 2013.

The Company also disclosed in its financial statements for the year ended December 31, 2012 that it estimated it would pay $0.5 million in other postretirement benefits in 2013 based on actuarial estimates. As of September 30, 2013, $0.2 million of such benefits have been paid. The Company continues to believe that its estimated payments for the full year are reasonable. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2013 will not impact the expense for postretirement benefits for 2013.

Note 4 Accumulated Other Comprehensive Income (Loss)

Components of and changes in accumulated other comprehensive loss at September 30, 2013 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(15,532)	$1,584	$(13,948)
Other comprehensive income before reclassification	—	242	242
Amounts reclassified from accumulated other comprehensive loss, net of tax	968	—	968
Net current period other comprehensive income, net of tax	968	242	1,210
Accumulated other comprehensive (loss) income	$(14,564)	$1,826	$(12,738)

Details of reclassifications out of accumulated other comprehensive loss during the nine months ended September 30, 2013 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service cost (1)	$120
Settlement expense (1)	793
Actuarial loss (1)	613
Total before tax	1,526
Income tax benefit	(558)
Amount reclassified out of accumulated other comprehensive loss	$968

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (income) in Note 3 Employee Benefit Plans.

Note 5 Acquisitions

On April 1, 2013, the Company acquired 100% of the outstanding common stock of Aquacue, Inc. (“Aquacue”) of Los Gatos, California. The Aquacue acquisition provides the Company with intellectual property that complements and expands the Company's advanced metering analytics offerings by adding an integrated software platform that allows utility managers to monitor and control their water systems, while providing water management data to consumers. Sales of Aquacue products were immaterial during the six months ended September 30, 2013. The purchase price was approximately $14.0 million in cash, plus a small working capital adjustment. The purchase price includes a final $3.0 million payment, of which half is due January 1, 2014 and is recorded in payables on the Consolidated Condensed Balance Sheets at September 30, 2013, and half is due October 1, 2014 and is recorded in other long-term liabilities. The Company's preliminary allocation of the purchase price as of September 30, 2013 includes $0.1 million of current assets, $5.6 million of intangibles, $10.7 million of goodwill, $0.3 million of current liabilities, and $2.1 million of long-term deferred tax liabilities. The Company has not completed its analysis for estimating the fair value. There is approximately $0.1 million of transaction costs related to the acquisition that are included in selling, engineering and administration for the nine months ended September 30, 2013 in the Company's Unaudited Consolidated Condensed Statements of Operations.

The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company's financial statements from the date of acquisition. The acquisition did not have a material impact on the Company's consolidated financial statements or the notes thereto.

On January 31, 2012, the Company completed its acquisition of 100% of the outstanding common stock of Racine Federated, Inc. (“Racine Federated”) of Racine, Wisconsin and its subsidiary Premier Control Technologies, Ltd. located in Thetford, England for approximately $57.3 million in cash, plus a working capital adjustment of $0.3 million. The purchase price included a final $4.6 million payment which was paid on July 31, 2013. Racine Federated manufactures and markets flow meters for the water industry as well as various industrial metering and specialty products. These products complement and expand the Company’s existing lines for the global flow measurement business. This acquisition is further described in Note 3 “Acquisitions” in the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K.

The acquisition was accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition. The following unaudited pro forma information combines historical results as if Racine Federated had been owned by the Company since January 1, 2012:

Nine months ended
September 30,
(In thousands except per share amount)	2012
Net sales	$249,193
Net earnings	$22,714
Diluted earnings per share	$1.57

Note 6 Contingencies, Litigation and Commitments

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company's assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2012 and the first three quarters of 2013 were not material.

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

Note 7 Income Taxes

The provision for income taxes as a percentage of earnings before income taxes for the third quarter of 2013 was 33.5% compared to 35.9% in the third quarter of 2012. The provision for income taxes as a percentage of earnings before income taxes for the first three quarters of 2013 was 34.7% compared to 35.4% in the first three quarters of 2012. The decrease for the quarter ended September 30, 2013 was due primarily to the recognition of additional 2012 research and development credits identified in the third quarter of 2013, as well as the reversal of reserves for uncertain tax positions for tax years that expired. The decrease for the first nine months of 2013 was mainly due to recognition of 2012 research and development credits as a result of tax legislation enacted early in 2013 and the reversal of prior period reserves.

Note 8 Fair Value Measurements of Financial Instruments

The Company applies the accounting standards for fair value measurements and disclosures for its financial assets and financial liabilities. The carrying amounts of cash, receivables and payables in the financial statements approximate their fair values due to the short-term nature of these financial instruments. Short-term debt is comprised of notes payable drawn against the Company's lines of credit and commercial paper. Because of its short-term nature, the carrying amount of the short-term debt also approximates fair value. Included in other assets are insurance policies on various individuals who were associated with the Company. The carrying amounts of these insurance policies approximate their fair value.

Note 9 Subsequent Events

The Company evaluates subsequent events at the date of the balance sheet as well as conditions that arise after the balance sheet date but before the financial statements are issued. The effects of conditions that existed at the balance sheet date are recognized in the financial statements. Events and conditions arising after the balance sheet date but before the financial statements are issued are evaluated to determine if disclosure is required to keep the financial statements from being misleading. To the extent such events and conditions exist, if any, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. For purposes of preparing the accompanying consolidated condensed financial statements and the notes to these financial statements, the Company evaluated subsequent events through the date the accompanying financial statements were issued.

Item 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Description and Overview
The core competency of the Company is flow measurement solutions. The Company is a leading innovator, manufacturer and marketer of flow measurement and control products, serving water and gas utilities, municipalities and industrial customers worldwide. Measuring a wide variety of liquids ranging from water and oil to lubricants in industrial processes, the Company’s products are known for their high degree of accuracy, long-lasting durability and ability to provide valuable and timely measurement information to customers. The Company’s product lines fall into three categories: sales of water meters and related technologies to municipal water utilities (municipal water), sales of meters to various industries for water and other fluids (industrial flow) and sales of gas meter radios and concrete vibrators to unique markets (specialty products). The Company estimates that over 75% of its products are used in water applications when all categories are grouped together.
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

The Company’s net sales and corresponding net earnings depend on unit volume and product mix, with the Company generally earning higher margins on meters equipped with radio technology. In addition to selling its proprietary radio products, including the ORION radio technologies and GALAXY AMI/AMA system, the Company also remarkets the Itron® radio products under a license and distribution agreement with Itron. The Company’s proprietary radio products generally result in higher margins than the remarketed, non-proprietary technology products. The Company also sells registers and endpoints separately to customers who wish to upgrade their existing meters in the field.

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

Water meter replacement and the adoption and deployment of new technology comprise the majority of water meter product sales, including radio products. To a much lesser extent, housing starts also contribute to the new product sales base. Over the last decade, there has been a growing trend in the conversion from manually read water meters to radio technology. This conversion rate is accelerating and contributes to an increased water meter and radio solutions base of business. The Company estimates that less than 35 percent of water meters installed in the United States have been converted to a radio solutions technology. The Company’s strategy is to fulfill customers’ metering expectations and requirements with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.

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

There are approximately 53,000 water utilities in the United States and the Company estimates that less than 35 percent of them have converted to a radio solutions technology. Although there is growing interest in AMI and AMA communication by water utilities, the vast majority of utilities installing such technology continue to select AMR technologies for their applications. The Company’s ORION technology has experienced rapid acceptance in the United States as an increasing number of water utilities have selected ORION as their AMR solution. The Company anticipates that even with growing interest in AMI and AMA, AMR will continue to be the primary product of choice for a number of years. For many water utilities, AMR technology is simply the most cost-effective solution available today. However, with the introduction of AMA, the Company believes it is well-positioned to meet customers’ future needs.

Acquisitions

On April 1, 2013, the Company purchased Aquacue, Inc. (“Aquacue”) of Los Gatos, California. The Aquacue acquisition provides the Company with intellectual property that complements and expands the Company’s advanced metering analytics offerings by adding an integrated software platform that allows utility managers to monitor and control their water systems, while providing water management data to consumers. Sales of Aquacue products were immaterial during the six months ended September 30, 2013. The purchase price was approximately $14.0 million in cash, plus a small working capital adjustment. The purchase price includes a final $3.0 million payment of which half is due January 1, 2014 and half is due October 1, 2014. This acquisition is further described in Note 5 “Acquisitions” in the Notes to Unaudited Consolidated Condensed Financial Statements.

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

Revenue and Product Mix

Prior to the Company’s introduction of its own proprietary radio products, for example ORION and GALAXY, Itron water utility-related products were a dominant radio products contributor to the Company’s results. Itron products are sold under an agreement between the Company and Itron, Inc. that has been renewed multiple times and is in effect until early 2016. The Company’s radio products directly compete with Itron water radio products. In recent years, many of the Company’s customers have selected the Company’s proprietary products over Itron products. While the Company’s proprietary product sales are generally greater than those of the Itron licensed products, the Company expects that Itron products will remain a significant component of sales to water utilities. Continuing substantial sales in both product lines underscores the continued acceptance of radio technology by water utilities and affirms the Company’s strategy of selling Itron products in addition to its own proprietary products.

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

Results of Operations - Three Months Ended September 30, 2013

The Company’s net sales for the three months ended September 30, 2013 increased $5.9 million, or 6.8%, to $93.0 million compared to $87.1 million during the same period in 2012. The increase was the net result of higher sales of municipal water products, offset somewhat by lower industrial flow and specialty product sales.

Municipal water sales increased $8.4 million, or 14.3%, to $67.2 million in the third quarter of 2013 from $58.8 million in the third quarter of 2012. These sales represented 72.2% of sales for the three months ended September 30, 2013. The increase was due to higher sales of residential meters both with and without radio technology as well as higher commercial meter sales. Sales of residential meters increased 10.3% due primarily to higher volumes, offset somewhat by lower prices due to customer mix. Commercial meter sales increased 33.1% in this period over the same period in 2012 also due to higher volumes of products sold. The Company believes the overall sales increase in municipal water sales was due in part to additional sales to former customers of a competitor which ceased North American production of mechanical meters on June 30, 2013. The Company estimates sales to these customers were approximately $2.5 million.

Industrial flow products represented 23.9% of sales for the three months ended September 30, 2013 compared to 27.5% in the same period in 2012. These sales decreased a net amount of $1.8 million, or 7.5%, to $22.2 million from $24.0 million in the same period last year. Sales were affected by lower volumes of products sold in most of this category’s product lines due to general economic conditions.

Specialty application products represented 3.9% of sales for the three months ended September 30, 2013. These sales decreased $0.7 million, or 16.3%, in the third quarter of 2013, to $3.6 million from $4.3 million during the same period in 2012. The decrease was due to lower sales of gas radios and concrete vibrators.

Gross margin as a percentage of sales was 35.6% in the third quarter of 2013 compared to 39.4% in the third quarter of 2012. The decline was due to a greater percentage of municipal water sales compared to industrial sales which carry higher margins; lower prices charged to the customers of a competitor that ceased North American production of mechanical meters; higher obsolete inventory charges; and higher costs of metal alloy as the shift to lead-free brass is nearly complete. Offsetting these factors somewhat were higher volumes and favorable capacity utilization.

Selling, engineering and administration expenses for the three months ended September 30, 2013 decreased $1.0 million, or 4.9% from the same period in 2012. The 2012 amounts included a $1.0 million charge in connection with the write down of the Company’s investment in an emerging technology company. Excluding this charge, selling, engineering and administration expenses for the three months ended September 30, 2013 were relatively flat compared to the same period in 2012. The 2013 amounts included approximately $0.2 million of additional amortization charges associated with an acquisition earlier in the year, offset by lower employee incentive charges than in the third quarter of 2012 as well as continuing cost containment measures.

Operating earnings for the third quarter of 2013 decreased $0.2 million, or 1.4%, to $13.9 million compared to $14.1 million in the same period in 2012 as a net result of the lower gross margins offset somewhat by lower selling, engineering and administration expenses.

Interest expense for the quarter ended September 30, 2013 decreased slightly compared to the third quarter of 2012 due to lower average debt balances.

The provision for income taxes as a percentage of earnings before income taxes for the third quarter of 2013 was 33.5% compared to 35.9 % in the third quarter of 2012. The decrease was due primarily to the recognition of additional 2012 research and development credits identified in the third quarter of 2013, as well as the reversal of reserves for uncertain tax positions for tax years that expired.

As a result of the above mentioned items, net earnings for the three months ended September 30, 2013 were $9.0 million, or $0.63 per diluted share, compared to $8.9 million, or $0.62 per diluted share, for the same period in 2012.

Results of Operations - Nine Months Ended September 30, 2013

The Company’s net sales for the nine months ended September 30, 2013 increased $7.8 million, or 3.2%, to $253.1 million compared to $245.3 million during the same period in 2012. The increase was the net result of higher sales of municipal water products, as well as the inclusion of Racine Federated’s products for the entire nine-month period in 2013 versus only eight months in 2012, offset somewhat by lower sales of industrial flow and specialty products.

Municipal water sales increased $9.5 million, or 5.8%, from $164.0 million in the first nine months of 2012 to $173.5 million in the first nine months of 2013. These sales represented 68.5% of sales for the nine months ended September 30, 2013. The increase is the net impact of slower sales early in the year due to a colder and snowier winter and the lingering effects of Hurricane Sandy followed by a return to more normal buying patterns in the spring and summer months. Generally, snow can slow or stop installations and delay the reordering of meters. Other factors that affected market conditions earlier in the year include municipal spending concerns that had been delaying ordering decisions, slower housing starts and the Company’s introduction in early 2011 of the next generation of the ORION product that continues to cause water utilities to take time to evaluate this new technology. The nine-month sales increase in 2013 was due to higher sales of residential meters both with and without radio technology, which increased 4.6% on generally higher volumes, as well as higher commercial meter sales. Commercial meter sales for the nine months of 2013 were 11.0% higher than the same period in the prior year.

Industrial flow products represented 27.6% of sales for the nine months ended September 30, 2013. These sales decreased $0.7 million, or 1.0%, to $69.7 million from $70.4 million in the same period last year. As noted above, Racine Federated was acquired on January 31, 2012 and their sales were included from that point forward. As such, the three quarters of 2013 includes nine months of those product sales versus only eight months in the first three quarters of 2012. Industrial sales on a comparable basis between years show declines due to a slight weakening of overall industrial orders.

Specialty application products represented 3.9% of sales for the nine months ended September 30, 2013. These sales decreased $1.0 million in the first nine months of 2013, or 9.2%, to $9.9 million from $10.9 million during the same period in 2012. The decrease was due to lower sales of gas radios, offset by the inclusion of nine months of sales of concrete vibrator products versus eight months in 2012. On a comparable basis, concrete vibrator sales were down.

Gross margin as a percentage of sales was 34.8% in the first nine months of 2013 compared to 38.1% in the first nine months of 2012. The decline was the net effect of lower volumes of product produced and sold earlier in the year which negatively affected factory utilization; mix of product sold; lower prices charged to the customers of a competitor that ceased North American production of mechanical meters; and higher obsolete inventory charges.

Selling, engineering and administration expenses for the nine months ended September 30, 2013 increased $1.5 million, or 2.6%, over the same period in 2012. The increase was due to having one more month of expenses in 2013 for certain Racine Federated costs as well as higher amortization of intangibles acquired for the additional month. In addition, software amortization costs associated with standardizing industrial product systems also increased. The 2013 amounts include intangible amortization charges associated with the Aquacue acquisition and charges associated with settlement of a legal issue, offset by lower employee incentive charges. Also included in the 2013 amounts was a $0.8 million non-cash pension charge as a result of payouts from the pension plan occurring faster than the assumed rate. The 2012 amounts included a $1.0 million charge in connection with the write down of the Company’s investment in an emerging technology company. The remainder of the increase in 2013 was due to normal inflationary increases, offset by continuing cost control measures.

Operating earnings for the nine months ending September 30, 2013 decreased $6.9 million, or 19.3%, to $28.8 million compared to $35.7 million in the same period in 2012 as a net result of the lower gross margins and the higher selling, engineering and administration expenses.

Interest expense for the nine months ended September 30, 2013 increased slightly compared to the same period in 2012 due to higher average debt balances.

The provision for income taxes as a percentage of earnings before income taxes for the first nine months of 2013 was 34.7% compared to 35.4 % in the same period in 2012. The 2013 effective tax rate included $0.4 million of 2012 research and development credits as a result of tax legislation enacted at the beginning of 2013 and reserves no longer needed for prior periods.

As a result of the above mentioned items, net earnings for the nine months ended September 30, 2013 were $18.2 million, or $1.26 per diluted share, compared to $22.5 million, or $1.56 per diluted share, for the same period in 2012.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $28.7 million for the first nine months of 2013 compared to $24.0 million in the same period in 2012. The effects of lower inventory balances at September 30, 2013 were offset by a payment to the former owners of Racine Federated.

The receivables balance increased from $45.6 million at December 31, 2012 to $56.1 million at September 30, 2013. Generally, sales are lower in the fourth quarter resulting in lower receivable balances at year end. The Company believes its net receivables balance is fully collectible.

Inventories at September 30, 2013 decreased $6.6 million to $54.4 million at September 30, 2013 from $61.0 million at December 31, 2012 due to lower quantities of product.

Net property, plant and equipment at September 30, 2013 increased to $73.4 million from $70.5 million at December 31, 2012. This was the net effect of $9.3 million of capital expenditures, partially offset by depreciation expense.

Intangible assets increased to $60.2 million at September 30, 2013 from $58.4 million at December 31, 2012 of which $5.6 million was due to the preliminary valuation of the Aquacue acquisition mentioned above, offset by normal amortization expense. Goodwill increased $10.7 million to $46.6 million at September 30, 2013 from $35.9 million at December 31, 2012 due to the preliminary valuation of the Aquacue acquisition mentioned above.

Short-term debt decreased from $66.7 million at December 31, 2012 to $65.2 million at September 30, 2013 as funds generated by operations were used to reduce outstanding balances.

Payables increased to $19.4 million at September 30, 2013 from $15.6 million at December 31, 2012 due primarily to the timing of purchases and payments. Included in the $19.4 million is $1.5 million owed to the sellers of Aquacue that is to be paid January 1, 2014. In addition, this account included $4.6 million at December 31, 2012 owed to the sellers of Racine Federated that was paid in the third quarter of 2013.

Other long-term liabilities increased $1.6 million to $2.7 million at September 30, 2013 from $1.1 million at December 31, 2012 due primarily to the $1.5 million owed to the sellers of Aquacue that is to be paid October 1, 2014.

Accrued compensation and employee benefits decreased to $7.8 million at September 30, 2013 from $9.8 million at December 31, 2012. The decrease was due to the first quarter 2013 payment of employee incentives and benefits related to 2012 operations, and the fact that incentives recorded in 2013 are substantially less than in 2012 as a result of lower earnings.

The overall increase in total shareholders’ equity from $171.2 million at December 31, 2012 to $185.8 million at September 30, 2013 was the net effect of net earnings and stock options exercised, offset by dividends paid.

The Company’s financial condition remains strong. In May 2012, the Company signed a new credit agreement which increased its principal line of credit to $125.0 million with its primary lender for a three year period. The line was reduced by $16.7 million in May 2013 and will be reduced by a similar amount in May 2014. Included in the May 2012 credit agreement was a $5.0 million foreign currency revolving note that expired in May 2013, but was renewed to May 2015, the term of the principal line of credit. The entire facility is unsecured, but there are a number of financial covenants with which the Company is in compliance. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $52.5 million of unused credit lines available at September 30, 2013.

Other Matters

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2012 and the first three quarters of 2013 were not material.

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

See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of risks and uncertainties that could impact the Company’s financial performance and results of operations.

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

Item 4    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2013. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: October 28, 2013	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President – Controller

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended September 30, 2013
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.