Form 10-K
period 2013-12-31
BADGER METER INC
filed 2014-02-20
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Company as of June 28, 2013 was $613,399,995. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $44.55 per share, the closing price of the Common Stock as reported on the New York Stock Exchange on June 28, 2013, and (ii) each of the Company's executive officers and directors is deemed to be an affiliate of the Company.

As of February 6, 2014, there were 14,406,540 shares of Common Stock outstanding with a par value of $1 per share.

Portions of the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year, are incorporated by reference from the definitive Proxy Statement into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties. Some risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements include those described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 that include, among other things:

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

•
changes in the Company’s relationships with its alliance partners, primarily its alliance partners that provide radio solutions, and particularly those that sell products that do or may compete with the Company’s products;

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

•
the Company’s expanded role as a prime contractor for providing complete connectivity systems to governmental entities, which brings with it added risks, including but not limited to, the Company’s responsibility for subcontractor performance, additional costs and expenses if the Company and its subcontractors fail to meet the timetable agreed to with the governmental entity, and the Company’s expanded warranty and performance obligations;

•	the Company’s ability to successfully integrate acquired businesses or products;

•	changes in foreign economic conditions, particularly currency fluctuations in the United States dollar, the Euro and the Mexican peso;

•	the failure of the Company’s technology products to operate as intended;

•	the inability to protect the Company’s proprietary rights to its software and related products;

•	the loss of certain single-source suppliers; and

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

Throughout this 2013 Annual Report on Form 10-K, the words “we”, “us” and “our” refer to the Company.

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

Market Overview, Products, Systems and Solutions

An innovator in flow measurement and control products, the Company serves water utilities, municipalities, and commercial and industrial customers worldwide. Measuring water, oil, chemicals and other fluids, the Company’s products are known for accuracy, long-lasting durability and for providing valuable and timely measurement data. The Company’s product lines fall into three categories: sales of water meters and related technologies to municipal water utilities (municipal water), sales of meters to various industries for water and other fluids (industrial flow), and sales of gas meter radios and concrete vibrators to unique markets (specialty products). The Company estimates that over 75% of its products are used in water applications when all categories are grouped together.

Municipal water, the largest category by sales volume, includes mechanical and electronic (static) water meters and related technologies and services used by water utilities as the basis for generating water and wastewater revenues. The key market for the Company’s water meter products is North America, primarily the United States, because most meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. Sales of water meters and related technologies and services are commonly referred to as residential or commercial water meter sales, the latter referring to larger sizes of meters.

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

Residential and commercial water meters are generally classified as either manually read meters or remotely read meters via radio technology. A manually read meter consists of a water meter and a register that gives a visual meter reading display. Meters equipped with radio transmitters (endpoints) use encoder registers to convert the measurement data from the meter into an encrypted digital format which is then transmitted via radio frequency to a receiver that collects and formats the data appropriately for water utility billing systems. Mobile systems, referred to as automatic meter reading (AMR) systems, have been the primary technology deployed by water utilities over the past two decades, providing accurate and cost-effective billing data. In an AMR system, a vehicle equipped for meter reading purposes, including a radio receiver, computer and reading software, collects the data from utilities’ meters.

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

In 2011, the Company introduced what it believes is the next generation of metering technology, advanced metering analytics (AMA), along with a host of automated utility management tools to facilitate the ability of water and gas utilities to increase their productivity and revenue, as well as proactively utilize their data. AMA is comprised of ReadCenter® Analytics software coupled with ORION® SE two-way fixed network or GALAXY® one-way fixed network technology, which is complemented by a family of highly accurate and reliable water meters.

The ORION SE system can operate in either a mobile or fixed network mode depending on the deployment needs of the utility. For example, a water or gas utility can begin deployment in mobile mode and transition to a fixed network system without visiting the endpoint. Once deployed, if the system is operating in fixed network mode and the gateway data collector stops functioning, the endpoint will continue to send data that can be captured by a mobile system. Once the gateway data collector functions again, the utility will again receive data through the fixed network system.

In January 2014, the Company launched its new BEACON AMA system. BEACON AMA combines the BEACON analytical software suite with proven ORION AMI technology using fixed and cellular networks in a managed solution, improving utilities’ visibility of their water consumption and reducing the need for costly infrastructure. With the release of BEACON AMA, Badger Meter also became the first major worldwide water meter company to release a cost-effective cellular-based solution for system wide deployment. BEACON AMA enables two-way communication between the water meter and the meter reading system.

The BEACON AMA secure, hosted software suite includes a customizable dashboard, the ability to establish alerts for specific conditions, and consumer engagement tools that allow end water customers to view and manage their water usage activity. Benefits to the utility include faster leak detection, easier revenue management, the ability to quantify the effects of its water conservation efforts, easier compliance reporting, and improved customer service.

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

Water meter replacement and the adoption and deployment of new technology comprise the majority of water meter product sales, including radio products. To a much lesser extent, housing starts also contribute to the new product sales base. Over the last decade, there has been a growing trend in the conversion from manually read water meters to radio technology. This conversion rate is accelerating and contributes to an increased water meter and radio solutions base of business. The Company estimates that less than 35% of water meters installed in the United States have been converted to a radio solutions technology. The Company’s strategy is to fulfill customers’ metering expectations and requirements with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.

Industrial flow and specialty products serve flow measurement and control applications across a broad industrial spectrum. Specialized communication protocols that control the entire flow measurement process drive these markets. The Company’s specific flow measurement and control applications and technologies serve the flow measurement market through both customized and standard precision flow measurement technologies.

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

Competition

There are competitors in each category in which the Company sells its products, and the competition varies from moderate to intense. Major competitors for utility water meters include Sensus USA Inc., Neptune Technology Group, Inc., Master Meter, Inc. and Mueller Water Products, Inc. Together with Badger Meter, it is estimated these companies sell in excess of 90% of the meters in the North American market, which has been insulated from other competitors due to the nature of the mechanical technology used and the standards promulgated by the American Water Works Assocation. The Company, as well as some of its competitors, have introduced various forms of static meters (no moving parts) in recent years and have seen sales of those products begin to grow. As the global water metering market begins to adopt electronic (static) technology, Kamstrup Water Metering, Diehl Metering and Itron, Inc. are also potential competitors.

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

There are many competitors in the industrial flow and specialty products markets due to the various markets and applications being served. For example, major competitors in the industrial flow markets include Emerson Electric Company, Krohne Messtechnik GmbH, Endress & Hauser Management AG, and Yokogawa Electric Corporation. In the HVAC market, the key competitor is Onicon Inc. In upstream oil and gas, Cameron International Corporation is the primary competitor. The Company competes with AW-Lake Company in the measurement of on-machine hydraulic fluids. With the acquisition of Racine Federated, Inc. in January 2012, the Company has a large portfolio of metering technologies to compete in these markets.

Backlog

The Company's total backlog of unshipped orders at December 31, 2013 and 2012 was $31.7 million and $34.8 million, respectively. The backlog is comprised of firm orders and signed contractual commitments, or portions of such commitments that call for shipment within 12 months. Backlog can be significantly affected by the timing of orders for large projects and the amounts can vary due to the timing of work performed.

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

Research and Development

Expenditures for research and development activities relating to the development of new products, the improvement of existing products and manufacturing process improvements were $10.5 million in 2013 compared to $9.6 million in 2012 and $8.1 million in 2011. Research and development activities are primarily sponsored by the Company. The Company also engages in some joint research and development with other companies.

Intangible Assets

The Company owns or controls several trade secrets and many patents, trademarks and trade names in the United States and other countries that relate to its products and technologies. No single patent, trademark, trade name or trade secret is material to the Company's business as a whole.

Environmental Protection

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2013, 2012 and 2011 were not material.

Employees

The Company and its subsidiaries employed 1,360 persons at December 31, 2013, 122 of whom are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The Company is currently operating under a five-year contract with the union, which expires on October 31, 2016. The Company believes it has good relations with the union and all of its employees.

The following table sets forth certain information regarding the Executive Officers of the Registrant.

Name	Position	Age at 2/28/2014
Richard A. Meeusen	Chairman, President and Chief Executive Officer	59
Richard E. Johnson	Senior Vice President — Finance, Chief Financial Officer and Treasurer	59
Fred J. Begale	Vice President — Engineering	49
William R. A. Bergum	Vice President — General Counsel and Secretary	49
Gregory M. Gomez	Vice President — Business Development	49
Horst E. Gras	Vice President — International Operations	58
Raymond G. Serdynski	Vice President — Manufacturing	57
Beverly L. P. Smiley	Vice President — Controller	64
Kimberly K. Stoll	Vice President — Sales and Marketing	47

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

Mr. Gomez was elected Vice President - Business Development in December 2010, and served as Vice President - Engineering from February 2008 to December 2010.

Mr. Gras has served as Vice President - International Operations for more than five years.

Mr. Serdynski has served as Vice President - Manufacturing for more than five years.

Ms. Smiley has served as Vice President - Controller for more than five years.

Ms. Stoll was elected Vice President - Sales and Marketing in February 2012. Ms. Stoll served as Vice President - Marketing from April 2009 to February 2012, and served as Director - Utility Marketing from August 2008 to April 2009.

Foreign Operations and Export Sales

The Company distributes its products through employees, resellers and representatives throughout the world. Additionally, the Company has a sales, distribution and manufacturing facility in Neuffen, Germany; sales and customer service offices in Mexico, Singapore, China and Slovakia; manufacturing facilities in Nogales, Mexico; and manufacturing and sales facilities in Brno, Czech Republic and Bern, Switzerland. The Company exports products from the United States that are manufactured in Milwaukee, Wisconsin; Racine, Wisconsin; Tulsa, Oklahoma; and Scottsdale, Arizona.

Information about the Company's foreign operations and export sales is included in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2013 Annual Report on Form 10-K.

Financial Information about Industry Segments

The Company operates in one industry segment as an innovator, manufacturer and marketer of products incorporating flow measurement and control technologies as described in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2013 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Shareholders, potential investors and other readers are urged to consider the significant business risks described below in addition to the other information set forth or incorporated by reference in this 2013 Annual Report on Form 10-K, including the “Special Note Regarding Forward Looking Statements” at the front of this 2013 Annual Report on Form 10-K. If any of the events contemplated by the following risks actually occur, our financial condition or results of operations could be materially adversely affected. The following list of risk factors may not be exhaustive. We operate in a continually changing business, economic and geopolitical environment, and new risk factors may emerge from time to time. We can neither predict these new risk factors with certainty nor assess the precise impact, if any, on our business, or the extent to which any factor, or combination of factors, may adversely impact our results of operations. While there is much uncertainty, we do analyze the risks we face, perform a probability assessment of their impacts and attempt to soften their potential impact when and if possible.

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

We believe that our future success depends, in part, on our ability to develop technologically advanced products that meet or exceed appropriate industry standards. Although we believe that we currently have a competitive advantage in this area, maintaining such advantage will require continued investment in research and development, sales, marketing and manufacturing capabilities. There can be no assurance that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to maintain such competitive advantage. If we are unable to maintain our competitive advantage, our future financial performance may be adversely affected. We are not currently aware of any emerging standards or new products that could render our existing products obsolete in the near term. The water utility industry is beginning to see the adoption of electronic (static) water meters. Electronic water metering has lower barriers to entry that could affect the competitive landscape in North America. We believe we have a competitive product if the adoption rate for electronic meters were to accelerate.

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

The Securities and Exchange Commission has adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or “conflict minerals,” that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by a Securities and Exchange Commission reporting company. The minerals that the final rules cover are commonly referred to as “3TG” and include tin, tantalum, tungsten and gold. Implementation of the new disclosure requirements could affect the sourcing and availability of some of the materials that we use in the manufacture of our products. Our supply chain is complex, and if we are not able to determine the origins for all conflict minerals used in our products or that our products are “conflict free,” then we may face reputational challenges with customers or investors. We could also incur significant costs related to the compliance process, including potential difficulty or added costs in satisfying the disclosure and audit requirements.

Economic conditions could cause a material adverse impact on our sales and operating results.

As a supplier of products, the majority of which are to water utilities, we may be adversely affected by global economic conditions, delays in governmental programs created to stimulate the economy, and the impact of government budget cuts or partial shutdowns of governmental operations that affect our customers, including independent distributors, large city utilities, private water companies and numerous smaller municipal water utilities. These customers may delay capital projects, including non-critical maintenance and upgrades, or may not have the ability to authorize and finance purchases during economic downturns or instability in world markets. We also sell products for other applications to reduce our dependency on the municipal water market. A significant downturn in this market could cause a material adverse impact on sales and operating results. Therefore, a downturn in general economic conditions, as well as in the municipal water market, and delays in the timing or amounts of possible economic stimulus fund programs, government budget cuts or partial shutdowns of governmental operations, or the availability of funds to municipalities could result in a reduction in demand for our products and services and could harm the business.

Unusual weather and other natural phenomena could adversely affect our business.

Our sales may be adversely affected by unusual weather and natural phenomena that could have an impact on the timing of orders in given periods, depending on the particular mix of customers being served by us at the time.

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

If our technology products do not operate as intended, our business could be materially and adversely affected.

We sell and install software products that may contain unexpected design defects or may encounter unexpected complications during installation or when used with other technologies utilized by the customer. A failure of our technology products to operate as intended and in a seamless fashion with other products could materially and adversely affect our results of operations, financial position and cash flows.

If we are not able to protect our proprietary rights to our software and related products, our ability to market our software products could be hindered and our results of operations, financial position and cash flows could be materially and adversely affected.

We rely on our agreements with customers, confidentiality agreements with employees, and our trademarks, trade secrets, copyrights and patents to protect our proprietary rights. These legal protections and precautions may not prevent misappropriation of our proprietary information. In addition, substantial litigation regarding intellectual property rights exists in the software industry, and software products may increasingly be subject to third-party infringement claims. Such litigation and misappropriation of our proprietary information could hinder our ability to market and sell products and services and our results of operations, financial position and cash flows could be materially and adversely affected.

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

We have a history of good corporate governance, including procedures and processes that are required by the Sarbanes-Oxley Act of 2002 and related rules and regulations, such as board committee charters, and a code of business conduct that defines how employees interact with our various stakeholders and addresses issues such as confidentiality, conflict of interest and fair dealing, and applicable exchange listing standards. Failure to maintain these corporate governance practices could harm our reputation and have a material adverse effect on our business and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal facilities utilized by the Company at December 31, 2013 are listed below. The Company owns all such facilities in fee simple except as noted. The Company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

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
(2)    Leased facility. Lease term expires June 30, 2014, at which time it is expected to be renewed.
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

The Company is subject to contingencies related to environmental laws and regulations. Information about the Company's compliance with environmental regulations is included in Part I, Item 1 of this 2013 Annual Report on Form 10-K under the heading “Environmental Protection.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information required by this Item is set forth in Note 11 “Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2013 Annual Report on Form 10-K.

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

The following graph compares on a cumulative basis the yearly percentage change since January 1, 2009 in (a) the total shareholder return on the Common Stock with (b) the total return on the Russell 2000 Index, and (c) the total return of the peer group made up of 15 companies in similar industries and with similar market capitalization.

The graph assumes $100 invested on December 31, 2008. It further assumes the reinvestment of dividends. The returns of each component company in the peer groups have been weighted based on such company's relative market capitalization.

December 31		2008	2009	2010	2011	2012	2013
Badger Meter, Inc.	Return %		39.11%	12.55%	(32.27)%	63.98%	16.64%
	Cumulative $	$100.00	$139.11	$156.57	$106.04	$173.89	$202.82
Russell 2000 Index	Return %		27.09%	26.81%	(4.18)%	16.39%	38.83%
	Cumulative $	$100.00	$127.09	$161.17	$154.44	$179.75	$249.53
Peer Group	Return %		12.10%	25.66%	(1.16)%	37.20%	43.26%
	Cumulative $	$100.00	$112.10	$140.87	$139.23	$191.03	$273.67

The Peer Group consists of A.O. Smith Corp. (AOS), Badger Meter, Inc. (BMI), CIRCOR International, Inc. (CIR), Colfax Corporation (CFX), ESCO Technologies Inc. (ESE), Flow International Corporation (FLOW), Franklin Electric Co, Inc. (FELE), Fuel Systems Solutions, Inc. (FSYS), Gorman-Rupp Company (GRC), Lindsay Corporation (LNN), Measurement

Specialties, Inc. (MEAS), MFRI, Inc. (MFRI), Mueller Water Products (MWA), Robbins & Myers, Inc. (RBN) (ceased trading on February 20, 2013), and Watts Water Technologies, Inc. (WTS).

ITEM 6. SELECTED FINANCIAL DATA

BADGER METER, INC.
Ten Year Summary of Selected Consolidated Financial Data

	Years ended December 31,
(In thousands except per share data)	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
Operating results
Net sales	$334,122	319,660	262,915	276,634	250,337	279,552	234,816	229,754	203,637	188,663
Research and development	$10,504	9,857	8,086	7,164	6,910	7,136	5,714	5,458	5,343	4,572
Earnings from continuing operations before income taxes	$38,009	43,471	27,349	44,438	42,333	39,555	29,325	27,489	25,664	20,325
Earnings from continuing operations	$24,617	28,032	19,161	28,662	26,780	25,084	18,386	16,568	16,164	12,056
Earnings (loss) from discontinued operations (1)	$ n/a	n/a	n/a	n/a	7,390	n/a	(1,929)	(9,020)	(2,911)	(2,423)
Net earnings	$24,617	28,032	19,161	28,662	34,170	25,084	16,457	7,548	13,253	9,633
Earnings from continuing operations to sales	7.4%	8.8%	7.3%	10.4%	10.7%	9.0%	7.8%	7.2%	7.4%	6.4%
Per Common share
Basic earnings from continuing operations	$1.71	1.96	1.28	1.92	1.81	1.72	1.29	1.19	1.20	0.91
Basic earnings (loss) from discontinued operations	$ n/a	n/a	n/a	n/a	0.50	n/a	(0.13)	(0.65)	(0.22)	(0.18)
Total basic earnings	$1.71	1.96	1.28	1.92	2.31	1.72	1.16	0.54	0.98	0.73
Diluted earnings from continuing operations	$1.70	1.95	1.27	1.91	1.79	1.69	1.26	1.15	1.15	0.89
Diluted earnings (loss) from discontinued operations	$ n/a	n/a	n/a	n/a	0.49	n/a	(0.13)	(0.63)	(0.20)	(0.18)
Total diluted earnings	$1.70	1.95	1.27	1.91	2.28	1.69	1.13	0.52	0.95	0.71
Cash dividends declared: Common Stock	$0.70	0.66	0.60	0.52	0.46	0.40	0.34	0.31	0.29	0.28
Price range - high	$56.36	48.60	45.47	45.49	44.90	62.74	46.43	32.20	25.63	16.00
Price range - low	$41.88	29.30	26.86	32.58	22.50	17.58	23.00	19.51	13.23	8.53
Closing price	$54.50	47.41	29.43	44.22	39.82	29.02	44.95	27.70	19.62	14.98
Book value *	$13.64	11.96	11.85	11.19	9.65	7.50	6.33	5.07	5.36	4.77
Shares outstanding at year-end
Common Stock	14,412	14,314	15,123	15,048	14,973	14,808	14,519	14,154	13,696	13,444
Financial position
Working capital *	$29,122	27,294	78,782	64,658	60,419	35,740	38,725	33,648	32,923	25,461
Current ratio *	1.3 to 1	1.3 to 1	4.5 to 1	3.0 to 1	3.3 to 1	1.7 to 1	1.9 to 1	1.7 to 1	1.8 to 1	1.6 to 1
Net cash provided by operations	$34,818	34,801	31,317	18,396	36,588	26,143	27,934	16,750	18,361	6,297
Capital expenditures	$14,311	8,202	5,336	9,238	7,750	13,237	15,971	11,060	9,088	5,582
Total assets	$316,058	290,453	218,910	215,864	191,016	195,358	150,301	139,383	145,867	142,961
Short-term and current portion of long-term debt	$70,045	66,730	1,790	12,878	8,003	19,670	13,582	17,037	13,328	22,887
Long-term debt	$ n/a	n/a	n/a	n/a	n/a	5,504	3,129	5,928	15,360	14,819
Shareholders' equity (2)	$196,563	171,247	179,281	168,383	144,461	111,023	91,969	71,819	73,416	64,066
Debt as a percent of total debt and equity *	26.3%	28.0%	1.0%	7.1%	5.2%	18.5%	15.4%	26.8%	30.1%	37.0%
Return on shareholders' equity *	12.5%	16.4%	10.7%	17.0%	18.5%	22.6%	20.0%	23.1%	22.0%	18.8%
Price/earnings ratio *	32.1	24.3	23.2	23.2	22.2	17.2	35.7	24.1	17.1	16.8

(1) The Company's French operations have been presented as discontinued operations through 2007, the years of ownership. In 2009, discontinued operations represented the recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns related to the shutdown of the Company's French operations.

(2) The Company adopted the provisions of the Financial Accounting Standards Board Accounting Standards Codification 715, “Compensation - Retirement Benefits” on December 31, 2006, with respect to recognizing the funded status of pension and postretirement benefit plans, and at December 31, 2008, with respect to changing the measurement date.

*Description of calculations as of the applicable year end:
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
Price/earnings ratio equals the year-end closing stock price for common stock divided by diluted earnings per share from continuing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION AND OVERVIEW

An innovator in flow measurement and control products, the Company serves water utilities, municipalities, and commercial and industrial customers worldwide. Measuring water, oil, chemicals and other fluids, the Company’s products are known for accuracy, long-lasting durability and for providing valuable and timely measurement data. The Company’s product lines fall into three categories: sales of water meters and related technologies to municipal water utilities (municipal water), sales of meters to various industries for water and other fluids (industrial flow), and sales of gas meter radios and concrete vibrators to unique markets (specialty products). The Company estimates that over 75% of its products are used in water applications when all categories are grouped together.

Municipal water, the largest category by sales volume, includes mechanical and electronic (static) water meters and related technologies and services used by water utilities as the basis for generating water and wastewater revenues. The key market for the Company’s water meter products is North America, primarily the United States, because most meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. Sales of water meters and related technologies and services are commonly referred to as residential or commercial water meter sales, the latter referring to larger sizes of meters.

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

Additional information about the Company's business is described in Part 1, Item 1 “Business” under the heading “Market Overview, Products, Systems and Solutions” in this 2013 Annual Report on Form 10-K.

Business Trends

Increasingly, the electric utility industry relies on AMI technology for two-way communication to monitor and control electrical devices at the customer's site. Although the Company does not sell products for electric market applications, the trend toward AMI affects the markets in which the Company does participate, particularly for those customers in the water utility market that are interested in more frequent and diverse data collection. Specifically, AMI and AMA technologies enable water utilities to capture readings from each meter at more frequent and variable intervals. Similar to the electric utility industry a few years ago, the water utility industry is beginning to see the adoption of electronic (static) water meters. Electronic water metering has lower barriers to entry which could affect the competitive landscape in North America.

The Company sells its technology solutions to meet customer requirements. Since the technology products have comparable margins, any change in the mix between AMR, AMI or AMA is not expected to have a significant impact on the Company's net sales related to meter reading technology.

There are approximately 53,000 water utilities in the United States and the Company estimates that less than 35% of them have converted to a radio solutions technology. Although there is growing interest in AMI and AMA communication by water utilities, the vast majority of utilities installing such technology continue to select AMR technologies for their applications. The Company's ORION technology has experienced rapid acceptance in the United States as an increasing number of water utilities have selected ORION as their AMR solution. The Company anticipates that even with growing interest in AMI and AMA, AMR will continue to be the primary product of choice for a number of years. For many water utilities, AMR technology is simply the most cost-effective solution available today. However, with the introduction of its newer product offerings, including the recently introduced BEACON AMA system, the Company believes it is well-positioned to meet customers' future needs.

Acquisitions

On April 1, 2013, the Company purchased Aquacue, Inc. (“Aquacue”) of Los Gatos, California. The Aquacue acquisition provides the Company with intellectual property that complements and expands the Company’s advanced metering analytics offerings by adding an integrated software platform that allows utility managers to monitor and control their water systems, while providing water management data to consumers. Sales of Aquacue products were immaterial for 2013. The purchase price was $13.8 million in cash, including a small working capital adjustment. The Company merged Aquacue into Badger Meter, Inc. on December 31, 2013. This acquisition is further described in Note 3 “Acquisitions” in the accompanying Notes to Consolidated Financial Statements in Part II, Item 8 of this 2013 Annual Report on Form 10-K.

On January 31, 2012, the Company completed its acquisition of 100% of the outstanding common stock of Racine Federated, Inc. (“Racine Federated”) of Racine, Wisconsin and its subsidiary Premier Control Technologies, Ltd. (“PCT”) located in Thetford, England for approximately $57.3 million in cash, plus a working capital adjustment of $0.3 million. During the fourth quarter of 2012, the Company sold PCT for a nominal amount after the majority of its functions were absorbed by the Company's European subsidiary. The Company also merged Racine Federated into Badger Meter, Inc. on December 31, 2012. Racine Federated manufactures and markets flow meters for the water industry as well as various industrial metering and specialty products. These products complement and expand the Company's existing lines for the global flow measurement business. This acquisition is further described in Note 3 “Acquisitions” in the accompanying Notes to Consolidated Financial Statements in Part II, Item 8 of this 2013 Annual Report on Form 10-K.

On January 26, 2011, the Company purchased Remag, AG (“Remag”) of Bern, Switzerland for $4.9 million. Remag distributes a line of precision flow measurement products, some of which they manufacture, for the global industrial market. Their small turbine meters complement and expand the Company's existing line of industrial flow products. This acquisition is further described in Note 3 “Acquisitions” in the accompanying Notes to Consolidated Financial Statements in Part II, Item 8 of this 2013 Annual Report on Form 10-K.

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

As the industry continues to evolve, the Company has been vigilant in anticipating and exceeding customer expectations. In 2011, the Company introduced AMA as a hardware and software solution for water and gas utilities, and then in early 2014 launched its new BEACON AMA system as a managed solution which it believes will help maintain the Company's position as a market leader. The Company continues to seek opportunities for additional revenue enhancement. For instance, the Company is periodically asked to oversee and perform field installation of its products for certain customers. The Company assumes the role of general contractor, hiring installation subcontractors and supervising their work. The Company also supports its product and technology sales with the sale of extended service programs that provide additional services beyond the standard warranty. In recent years, the Company has sold ORION radio technology to natural gas utilities for installation on their gas meters. With the exception of a large sale of gas radios to one particular customer several years ago, the revenues from such products and services are not yet significant and the Company is uncertain of the potential growth achievable for such products and services in future periods.

RESULTS OF OPERATIONS

Net Sales

Net sales in 2013 increased $14.4 million, or 4.5%, to $334.1 million from $319.7 million in 2012. The overall increase was due primarily to higher sales of municipal water products as a result of higher volumes of units sold, offset somewhat by lower sales of industrial and specialty products.

Municipal water sales increased $17.9 million, or 8.4%, to $231.1 million in 2013 from $213.2 million in 2012. These sales represented 69.2% of total net sales in 2013 compared to 66.7% in 2012. The sales increase was due to higher sales of residential meters sold both with and without technology as well as higher commercial meter sales. Sales of residential meters and related technology increased 6.9% for the year due to higher volumes of product sold, slightly offset by lower average prices. Commercial water meter sales increased 15.2% in 2013 compared to 2012 due primarily to higher volumes of product sold. The Company believes the net overall increase for the year was a continuation of a return to normal buying patterns that began in 2012, although sales were negatively affected in early 2013 by a colder and snowier winter and the effects of Hurricane Sandy. In addition, part of the increase was due to additional sales to former customers of a competitor that ceased North American production of mechanical meters on June 30, 2013. The Company estimates sales to these customers were approximately $4.1 million in 2013.

Industrial flow products represented 27.3% of total net sales in 2013 compared to 29.0% in 2012. These sales decreased $1.6 million, or 1.7%, to $91.2 million from $92.8 million in 2012. Sales of products within this category were affected by general economic conditions which resulted in weaker orders.

Specialty products represented 3.5% of total net sales in 2013 compared to 4.3% in 2012. These sales decreased $1.9 million in 2013, or 13.9%, to $11.8 million from $13.7 million in 2012. The decline was caused by lower sales of radios into the natural gas market and lower sales of concrete vibrators.

International sales for municipal water meters and related technologies are generally made to customers in Canada and Mexico, which use similar mechanical technology and standards as customers in the U.S. International sales for industrial flow and specialty products are generally made throughout the world. In Europe, sales are made primarily in Euros. Other international sales are made in U.S. dollars or local currencies. International sales decreased 9.3% to $44.1 million in 2013 from $48.6 million in 2012 primarily due to the timing of large projects and general economic conditions.

Net sales in 2012 increased $56.8 million, or 21.6%, to $319.7 million from $262.9 million in 2011. The overall increase was due to the inclusion of Racine Federated’s net sales for eleven months of the year and higher municipal water sales, offset somewhat by lower sales of radios to natural gas utilities. Racine Federated’s sales for the eleven months ended December 31, 2012 were $41.3 million.

Municipal water sales increased $22.9 million, or 12.0%, to $213.2 million in 2012 from $190.3 million in 2011. These sales represented 66.7% of total net sales in 2012 compared to 72.4% in 2011. The sales increase was due to higher sales of residential meters sold with technology as well as higher commercial meter sales. Sales of meters with technology increased 11.6% for the year due to higher volumes of product sold. Sales of manually read residential meters were essentially flat between years. Commercial water meter sales increased 19.5% in 2012 compared to 2011 due to higher volumes of product sold. The Company believes the net overall increase for the year was due to normal buying patterns beginning to resume after a period where there were negative factors affecting market conditions. These factors included lingering concerns about municipal spending, which resulted in delayed buying decisions, and slower housing starts. In addition, the Company’s introduction in 2011 of the next generation of the ORION product lengthened the sales cycle for water utilities as they evaluated this new technology. Weather may have also played a role as poor weather in the Midwest and Northeast had a negative impact on sales in early 2011 due to its effects on budget demands and installation rates, which did not recur in early 2012.

Industrial flow products represented 29.0% of total net sales in 2012 compared to 21.5% in 2011. These sales increased $36.2 million, or 64.0%, to $92.8 million from $56.6 million in 2011. As previously noted, Racine Federated was acquired on January 31, 2012 and Racine Federated’s sales were included from that point forward. Within this product grouping, Racine Federated’s sales were $32.6 million. The remainder of the increase was due to higher sales in most of the remaining industrial flow product lines.

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

International sales for municipal water meters and related technologies are generally made to customers in Canada and Mexico, which use similar mechanical technology and standards as customers in the U.S. International sales for industrial flow and specialty products are generally made throughout the world. In Europe, sales are made primarily in Euros. Other international sales are made in U.S. dollars or local currencies. International sales increased 53.8% to $48.6 million in 2012 from $31.6 million in 2011 primarily due to the addition of Racine Federated’s product lines.

Gross Margins

Gross margins as a percentage of sales were 35.0%, 38.2% and 34.2% for 2013, 2012 and 2011, respectively. The percentage decline in 2013 from the 2012 rate was due to a higher mix of municipal water sales compared to industrial flow sales which carry higher margins, lower prices charged to the former customers of a competitor that ceased North American production of water meters, higher obsolete inventory charges, higher costs of electronics due to foreign exchange effects, and higher costs of metal alloy as the shift to lead-free brass was completed.

The gross margin percentage increase in 2012 over the 2011 rate was due in part to the addition of Racine Federated’s products, whose margins are generally a higher percentage than the Company’s overall weighted margin percentage. Margins also increased due to lower costs for castings which fluctuate with the metals market, and higher sales volumes in general which increased overall factory utilization. Offsetting these factors was the impact of lower sales of radios to natural gas utilities.

Operating Expenses

Selling, engineering and administration expenses in 2013 were $0.1 million, or 0.1% higher than these expenses in 2012. The 2012 amounts included a $1.0 million charge related to the write down of the Company’s investment in an emerging technology company. The 2013 amounts include intangible amortization charges associated with the Aquacue acquisition, charges associated with a legal issue and normal inflationary increases. Offsetting these increases were lower employee incentives and continuing cost control measures.

Selling, engineering and administration expenses in 2012 increased $15.5 million, or 24.9%, over these expenses in 2011. The increase was primarily attributable to the acquisition of Racine Federated and amortization of intangibles acquired, which were not included in the results for 2011. The remainder of the increase was due to higher employee incentives and normal inflationary increases, offset by continuing cost control measures. The 2012 amounts include a $1.0 million charge related to the write down of the Company’s investment in an emerging technology company and a $1.1 million non-cash pension charge as a result of payouts from the pension plan occurring faster than the assumed rate.

Operating Earnings

Operating earnings in 2013 decreased $5.4 million, or 12.1%, to $39.1 million compared to $44.5 million in 2012. The decrease was the result of the lower gross margins resulting from the mix of sales, the lower prices charged to customers of a former competitor, higher obsolescence costs and higher alloy costs, all offset somewhat by the higher net sales.

Operating earnings in 2012 increased $17.0 million, or 61.8%, to $44.5 million compared to $27.5 million in 2011, as a net result of the higher sales of municipal water and industrial flow products, offset somewhat by higher selling, engineering and administration expenses. In addition, lower costs of certain raw materials also contributed to the increased operating earnings.

Interest Expense, Net

Interest expense, net was $1.1 million in 2013 compared to $1.0 million in 2012. The slight increase was due to higher average borrowings due in part to the Aquacue acquisition in April 2013.

Interest expense, net was $1.0 million in 2012 compared to $0.2 million in 2011. The increase was due primarily to higher borrowings in 2012 associated with the acquisition of Racine Federated and the Company’s stock repurchase program.

Income Taxes

Income taxes as a percentage of earnings before income taxes were 35.2%, 35.5% and 29.9% for 2013, 2012 and 2011, respectively. The 2011 results include recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns. These benefits total approximately $1.3 million and were recognized in earnings in 2011 due to the realization that such benefits became more likely than not upon the conclusion of an IRS audit of the Company’s 2009 Federal income tax return. Without these benefits, the provision for income taxes as a percentage of earnings before income taxes for 2011 would have been 34.8%. The variances in all three years presented are due to the changes in state taxes depending on each year’s sales and the relationship of foreign and domestic income which are taxed at different rates.

Earnings and Diluted Earnings Per Share

Because of the decreased operating earnings, net earnings were $24.6 million in 2013 compared to $28.0 million in 2012. On a diluted basis, earnings per share were $1.70 in 2013 compared to $1.95 in 2012.

As a result of the increased operating earnings, offset somewhat by a higher effective tax rate, net earnings were $28.0 million in 2012 compared to $19.2 million in 2011. On a diluted basis, earnings per share were $1.95 in 2012 compared to $1.27 in 2011.

LIQUIDITY AND CAPITAL RESOURCES

The main sources of liquidity for the Company are cash from operations and borrowing capacity. In addition, depending on market conditions, the Company may access the capital markets to strengthen its capital position and to provide additional liquidity for general corporate purposes. Cash provided by operations in 2013 was $34.8 million compared to $34.8 million in 2012. The 2013 amount had lower earnings, an increase in receivables and a decrease in certain liabilities from 2012, while the 2012 amounts contained an increase in inventories and a pension payment that did not recur in 2013.

Receivables at December 31, 2013 were $50.1 million compared to $45.6 million at the end of 2012. The increase was due in part to higher sales in the fourth quarter of 2013 compared to the fourth quarter of 2012. The Company believes its net receivables balance is fully collectible.

Inventories at December 31, 2013 were $60.9 million and substantially unchanged from $61.0 million at December 31, 2012.

Property, plant and equipment increased as a net result of capital expenditures offset by depreciation expense. Capital expenditures totaled $14.3 million in 2013 compared to $8.2 million in 2012. These amounts vary due to the timing of capital expenditures. The Company believes it has adequate capacity to increase production levels with minimal additional capital expenditures.

Intangible assets decreased to $57.3 million at December 31, 2013 from $58.4 million at December 31, 2012. This is the net impact of a $3.9 million increase due to the acquisition of Aquacue, more than offset by normal amortization expense. Also, as a result of the Aquacue acquisition, goodwill increased to $44.7 million at December 31, 2013 compared to $35.9 million at December 31, 2012.

Due to higher than expected returns for the Company’s pension assets, there was a prepaid pension amount of $4.3 million at December 31, 2013. At December 31, 2012, a pension liability of $4.2 million was included in other accrued employee benefits, which saw a reduction to $4.4 million at December 31, 2013 from $8.9 million at December 31, 2012.

Short-term debt increased from December 31, 2012 to December 31, 2013 as the Company borrowed funds for its acquisition of Aquacue. At the end of 2013, debt represented 26.3% of the Company’s total capitalization. None of the debt is secured by the Company’s assets.

Payables increased at December 31, 2013 to $18.6 million compared to $15.6 million at December 31, 2012. The 2012 amount included $4.6 million owed to the sellers of Racine Federated that was paid July 31, 2013. The 2013 amount includes $3.0 million owed to the sellers of Aquacue that will be paid in 2014. The remainder of the increase was due to the timing of purchases.

Accrued compensation and employee benefits decreased $2.5 million to $7.3 million at December 31, 2013 from $9.8 million at December 31, 2012 primarily due to lower accrued employee incentives.

The overall increase in total shareholders’ equity from $171.2 million at December 31, 2012 to $196.6 million at December 31, 2013 was principally the result of net earnings, stock options exercised and a reduction in Accumulated Other Comprehensive Loss as a result of favorable actuarial gains, net of their tax effect, offset by dividends paid.

The Company’s financial condition remains strong. In May 2012, the Company signed a new credit agreement that increased its principal line of credit from $90.0 million to $125.0 million with its primary lender for a three year period. The line was reduced by $16.7 million in May 2013 and will be reduced by a similar amount in May 2014. While the facility is unsecured, there are a number of financial covenants with which the Company is in compliance. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $47.8 million of unused credit lines available at December 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements at December 31, 2013.

CONTRACTUAL OBLIGATIONS

In 2010, the Company restructured the outstanding debt of its Employee Savings and Stock Option Plan (the “ESSOP”) by loaning the ESSOP $0.5 million to repay a loan to a third party and loaning the ESSOP an additional $1.0 million to purchase additional shares of the Company's Common Stock for future 401(k) savings plan matches under a program that will expire on December 31, 2020. Under this program, the Company agreed to pay the principal and interest on the new loan amount of $1.5 million. The receivable from the ESSOP and the related obligation were therefore netted to zero on the Company's Consolidated Balance Sheets at December 31, 2013 and 2012. The terms of the loan call for equal payments of principal with the final payment due on December 31, 2020. At December 31, 2013, $1.1 million of the loan balance remains.

The following table includes the Company's significant contractual obligations as of December 31, 2013. There are no material undisclosed guarantees.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Beyond
	(In thousands)
Short-term debt	$70,045	$70,045	$—	$—	$—
Operating leases	12,891	1,681	2,546	1,994	6,670
Total contractual obligations	$82,936	$71,726	$2,546	$1,994	$6,670

Other than items included in the preceding table, as of December 31, 2013, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and postretirement plans which are discussed in detail in Note 7 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2013 Annual Report on Form 10-K.  As of the most recent actuarial measurement date, the Company is not required to make a minimum contribution for its pension plan for the 2014 calendar year. Postretirement medical claims are paid by the Company as they are submitted, and they are anticipated to be $0.5 million in 2014 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's accounting policies are more fully described in Note 1 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2013 Annual Report on Form 10-K. As discussed in Note 1, the preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company's more significant estimates relate primarily to the following judgmental reserves: allowance for doubtful accounts, reserve for obsolete inventories, warranty and after-sale costs reserve, and the healthcare reserve for claims incurred, but not reported. Each of these reserves is evaluated quarterly and is reviewed with the Company's Disclosure Committee and the Audit and Compliance Committee of the Board of Directors. The basis for the reserve amounts is determined by analyzing the anticipated exposure for each account, and then selecting the most likely amount based upon historical experience and various other considerations that are believed to be reasonable under the circumstances. These methods have been used for all years in the presented financials and have been used consistently throughout each year. Actual results may differ from these estimates if actual experiences vary from the Company's assumptions.

The criteria used for calculating each of the reserve amounts vary by type of reserve. For the allowance for doubtful accounts reserve, significant past due balances are individually reviewed for collectibility, while the balance of accounts are reviewed in conjunction with applying historical write-off ratios. The calculation for the obsolete inventories reserve is determined by analyzing the relationship between the age and quantity of items on hand versus estimated usage to determine if excess quantities exist. The calculation for warranty and after-sale costs reserve uses criteria that include known potential problems on past sales as well as historical claim experience and current warranty trends. The healthcare reserve for claims incurred, but not reported is determined by using medical cost trend analyses, reviewing subsequent payments made and estimating unbilled amounts. The changes in the balances of these reserves at December 31, 2013 compared to the prior year were due to normal business conditions and are not deemed to be significant. While the Company continually tries to improve its estimates, no significant changes in the underlying processes are expected in 2014.

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

OTHER MATTERS

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2013, 2012 and 2011 were not material.

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

See the “Special Note Regarding Forward Looking Statements” at the front of this Annual Report on Form 10-K and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of risks and uncertainties that could impact the Company's financial performance and results of operations.

MARKET RISKS

In the ordinary course of business, the Company is exposed to various market risks. The Company operates in an environment where competition varies from moderate to intense. The Company believes it currently provides the leading technology in water meters and radio systems for water utilities. A number of the Company's competitors in certain markets have greater financial resources. Competitors also include alliance partners that sell products that do or may compete with our products, particularly those that provide radio solutions. As the global water metering market begins to shift to adopt electronic (static) technology, the number of competitors may increase. In addition, the market's level of acceptance of the Company's newer product offerings, including the recently introduced BEACON AMA system, may have a significant effect on the Company's results of operations. As a result of significant research and development activities, the Company enjoys favorable patent positions for several of its products.

The Company's ability to generate operating income and to increase profitability depends somewhat on the general health of the United States and foreign economies, including to some extent such things as the length and severity of global economic downturns; the timing and size of governmental programs such as stimulus fund programs, as well as the impact of government budget cuts or partial shutdowns of governmental operations; the ability of municipal water utility customers to authorize and finance purchases of the Company's products; the Company's ability to obtain financing; housing starts in the United States; and overall industrial activity. In addition, changes in governmental laws and regulations, particularly laws dealing with the use of lead or rules affecting the use and/or licensing of radio frequencies necessary for radio products may impact the results of operations. These factors are largely beyond the Company's control and depend on the economic condition and regulatory environment of the geographic region of the Company's operations.

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

The Company's foreign currency risk relates to the sales of products to foreign customers and purchases of material from foreign vendors. The Company uses lines of credit with U.S. and European banks to offset currency exposure related to European receivables and other monetary assets. As of December 31, 2013 and 2012, the Company's foreign currency net monetary assets were partially offset by comparable debt resulting in no material exposure to the results of operations. The Company believes the effect of a change in foreign currency rates will not have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

The Company typically does not hold or issue derivative instruments and has a policy specifically prohibiting the use of such instruments for trading purposes.

The Company's short-term debt on December 31, 2013 was floating rate debt with market values approximating carrying value. Future annual interest costs for short-term debt will fluctuate based upon short-term interest rates. For the short-term debt on hand on December 31, 2013, the effect of a 1% change in interest rates is approximately $0.7 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is set forth in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in this 2013 Annual Report on Form 10-K.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on this assessment, the Company's management believes that, as of December 31, 2013, the Company's internal control over financial reporting was effective based on those criteria.

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

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Badger Meter, Inc.

We have audited Badger Meter, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Badger Meter, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Badger Meter, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Badger Meter, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 20, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
February 20, 2014

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Badger Meter, Inc.

We have audited the accompanying consolidated balance sheets of Badger Meter, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Badger Meter, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Badger Meter, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
February 20, 2014

BADGER METER, INC.
Consolidated Balance Sheets

	December 31,
	2013	2012
	(Dollars in thousands)
Assets
Current assets:
Cash	$7,263	$6,554
Receivables	50,133	45,584
Inventories:
Finished goods	17,704	19,872
Work in process	12,330	13,340
Raw materials	30,905	27,785
Total inventories	60,939	60,997
Prepaid expenses and other current assets	3,994	4,343
Deferred income taxes	4,834	3,896
Total current assets	127,163	121,374
Property, plant and equipment, at cost:
Land and improvements	8,941	8,919
Buildings and improvements	55,018	51,090
Machinery and equipment	100,179	92,751
	164,138	152,760
Less accumulated depreciation	(87,722)	(82,276)
Net property, plant and equipment	76,416	70,484
Intangible assets, at cost less accumulated amortization	57,317	58,351
Prepaid pension	4,312	—
Other assets	6,155	4,314
Goodwill	44,695	35,930
Total assets	$316,058	$290,453
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$70,045	$66,730
Payables	18,554	15,551
Accrued compensation and employee benefits	7,337	9,821
Warranty and after-sale costs	882	881
Income and other taxes	1,223	1,097
Total current liabilities	98,041	94,080
Other long-term liabilities	1,324	1,086
Deferred income taxes	9,790	8,692
Accrued non-pension postretirement benefits	5,934	6,489
Other accrued employee benefits	4,406	8,859
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common Stock, $1 par; authorized 40,000,000 shares; issued 20,503,604 shares in 2013 and 20,441,184 shares in 2012	20,504	20,441
Capital in excess of par value	45,627	41,755
Reinvested earnings	170,318	155,694
Accumulated other comprehensive loss	(7,524)	(13,948)
Less: Employee benefit stock	(1,075)	(1,234)
Treasury stock, at cost; 6,091,728 shares in 2013 and 6,127,155 shares in 2012	(31,287)	(31,461)
Total shareholders’ equity	196,563	171,247
Total liabilities and shareholders’ equity	$316,058	$290,453
See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Operations

	Years ended December 31,
	2013	2012	2011
	(In thousands except per share amounts)
Net sales	$334,122	$319,660	$262,915
Cost of sales	217,133	197,414	173,095
Gross margin	116,989	122,246	89,820
Selling, engineering and administration	77,882	77,777	62,286
Operating earnings	39,107	44,469	27,534
Interest expense, net	1,098	998	185
Earnings before income taxes	38,009	43,471	27,349
Provision for income taxes	13,392	15,439	8,188
Net earnings	$24,617	$28,032	$19,161

Earnings per share:
Basic	$1.71	$1.96	$1.28

Diluted	$1.70	$1.95	$1.27

Shares used in computation of earnings per share:
Basic	14,362	14,332	14,971
Impact of dilutive securities	78	67	78
Diluted	14,440	14,399	15,049
See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net earnings	$24,617	$28,032	$19,161
Other comprehensive income :
Foreign currency translation adjustment	172	393	(267)
Employee benefit funded status adjustment, net of tax	6,252	225	(1,162)
Comprehensive income	$31,041	$28,650	$17,732
See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Operating activities:
Net earnings	$24,617	$28,032	$19,161
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	8,512	7,587	7,144
Amortization	4,982	4,467	2,347
Deferred income taxes	1,462	(551)	(800)
Contributions to pension plan	—	(1,097)	—
Noncurrent employee benefits	1,392	122	4,704
Stock-based compensation expense	1,388	1,266	1,470
Changes in:
Receivables	(3,991)	812	(616)
Inventories	247	(4,743)	42
Prepaid expenses and other current assets	368	(905)	(850)
Liabilities other than debt	(4,159)	(188)	(1,285)
Total adjustments	10,201	6,770	12,156
Net cash provided by operations	34,818	34,802	31,317
Investing activities:
Property, plant and equipment additions	(14,311)	(8,202)	(5,336)
Acquisitions, net of cash acquired	(15,401)	(51,518)	(3,954)
Net cash used for investing activities	(29,712)	(59,720)	(9,290)
Financing activities:
Net increase (decrease) in short-term debt	3,205	65,136	(11,893)
Dividends paid	(10,004)	(9,513)	(9,023)
Proceeds from exercise of stock options	1,640	382	236
Tax benefit on stock options	382	297	190
Repurchase of Common Stock	—	(30,000)	—
Issuance of treasury stock	498	477	493
Net cash provided by (used for) financing activities	(4,279)	26,779	(19,997)
Effect of foreign exchange rates on cash	(118)	(282)	(144)
Increase in cash	709	1,579	1,886
Cash — beginning of year	6,554	4,975	3,089
Cash — end of year	$7,263	$6,554	$4,975
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$15,292	$15,247	$10,308
Interest	$1,114	$1,113	$324
See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Shareholders’ Equity

	Years ended December 31,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Employee benefit stock	Treasury stock	Total
	(In thousands except per share amounts)
Balance, December 31, 2010	$21,259	$37,582	$156,101	$(13,137)	$(1,536)	$(31,886)	$168,383
Net earnings	—	—	19,161	—	—	—	19,161
Employee benefit funded status adjustment (net of $835 tax effect)	—	—	—	(1,162)	—	—	(1,162)
Foreign currency translation	—	—	—	(267)	—	—	(267)
Cash dividends of $0.60 per share	—	—	(8,991)	—	—	—	(8,991)
Stock options exercised	33	202	—	—	—	—	235
Tax benefit on stock options and dividends	—	190	—	—	—	—	190
ESSOP transactions	—	53	—	—	51	—	104
Stock-based compensation	—	1,134	—	—	—	—	1,134
Issuance of treasury stock (41 shares)	—	284	—	—	—	210	494
Balance, December 31, 2011	21,292	39,445	166,271	(14,566)	(1,485)	(31,676)	179,281
Net earnings	—	—	28,032	—	—	—	28,032
Employee benefit funded status adjustment (net of $(247) tax effect)	—	—	—	225	—	—	225
Foreign currency translation	—	—	—	393	—	—	393
Cash dividends of $0.66 per share	—	—	(9,497)	—	—	—	(9,497)
Stock options exercised	37	345	—	—	—	—	382
Tax benefit on stock options and dividends	—	297	—	—	—	—	297
ESSOP transactions	—	141	—	—	251	—	392
Stock-based compensation	—	1,266	—	—	—	—	1,266
Shares purchased and retired	(888)	—	(29,112)	—	—	—	(30,000)
Issuance of treasury stock (42 shares)	—	261	—	—	—	215	476
Balance, December 31, 2012	20,441	41,755	155,694	(13,948)	(1,234)	(31,461)	171,247
Net earnings	—	—	24,617	—	—	—	24,617
Employee benefit funded status adjustment (net of $(3,826) tax effect)	—	—	—	6,252	—	—	6,252
Foreign currency translation	—	—	—	172	—	—	172
Cash dividends of $0.70 per share	—	—	(9,993)	—	—	—	(9,993)
Stock options exercised	63	1,577	—	—	—	—	1,640
Tax benefit on stock options and dividends	—	382	—	—	—	—	382
ESSOP transactions	—	201	—	—	159	—	360
Stock-based compensation	—	1,388	—	—	—	—	1,388
Issuance of treasury stock (35 shares)	—	324	—	—	—	174	498
Balance, December 31, 2013	$20,504	$45,627	$170,318	$(7,524)	$(1,075)	$(31,287)	$196,563

*	Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes.

BADGER METER, INC.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 1 Summary of Significant Accounting Policies

Profile
An innovator in flow measurement and control products, the Company serves water utilities, municipalities, and commercial and industrial customers worldwide. Measuring water, oil, chemicals and other fluids, the Company’s products are known for accuracy, long-lasting durability and for providing valuable and timely measurement data. The Company’s product lines fall into three categories: sales of water meters and related technologies to municipal water utilities (municipal water), sales of meters to various industries for water and other fluids (industrial flow), and sales of gas meter radios and concrete vibrators to unique markets (specialty products). The Company estimates that over 75% of its products are used in water applications when all categories are grouped together.
Municipal water, the largest category by sales volume, includes mechanical and electronic (static) water meters and related technologies and services used by water utilities as the basis for generating water and wastewater revenues. The key market for the Company’s water meter products is North America, primarily the United States, because most meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. Sales of water meters and related technologies and services are commonly referred to as residential or commercial water meter sales, the latter referring to larger sizes of meters.

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

	Balance at beginning of year	Provision and reserve adjustments	Write-offs less recoveries	Reserve acquired		Balance at end of year
	(In thousands)
2013	$488	$78	$(35)	$—		$531
2012	$298	$138	$(30)	$82	(a)	$488
2011	$441	$91	$(274)	$40	(b)	$298

(a) The reserve increased $82,000 in 2012 related to the acquisition of Racine Federated Inc. Refer to Note 3 “Acquisitions” for a description of the acquisition.
(b) The reserve increased $40,000 in 2011 related to the acquisition of Remag AG. Refer to Note 3 “Acquisitions” for a description of the acquisition.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2013, 2012 and 2011

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company estimates and records provisions for obsolete inventories. Changes to the Company's obsolete inventories reserve are as follows:

	Balance at beginning of year	Net additions charged to earnings	Disposals	Balance at end of year
	(In thousands)
2013	$2,880	$2,322	$(966)	$4,236
2012	$2,680	$1,082	$(882)	$2,880
2011	$2,775	$328	$(423)	$2,680

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets by the straight-line method. The estimated useful lives of assets are: for land improvements, 15 years; for buildings and improvements, 10 — 39 years; and for machinery and equipment, 3 — 20 years.

Long-Lived Assets

Property, plant and equipment and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. No adjustments were recorded as a result of these reviews during 2013, 2012 and 2011.

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from 5 to 20 years. The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense recognized for the years ending December 31, 2013, 2012 and 2011 was $5.0 million, $4.5 million and $2.3 million, respectively. Amortization expense expected to be recognized is $5.0 million in each of the subsequent four years beginning with 2014, $4.9 million in 2018 and $32.4 million thereafter. The carrying value and accumulated amortization by major class of intangible assets are as follows:

	December 31, 2013		December 31, 2012
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(In thousands)
Technologies	$47,157	$10,384	$43,828	$7,609
Non-compete agreements	1,932	1,048	1,932	862
Licenses	650	407	650	390
Customer lists	3,423	679	3,423	483
Customer relationships	11,690	2,218	11,500	1,054
Trade names	8,615	1,414	8,223	807
Total intangibles	$73,467	$16,150	$69,556	$11,205

Goodwill

Goodwill is tested for impairment annually during the fourth fiscal quarter or more frequently if an event indicates that the goodwill might be impaired. Potential impairment is identified by comparing the fair value of a reporting unit with its carrying value. No adjustments were recorded to goodwill as a result of these reviews during 2013, 2012 and 2011.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2013, 2012 and 2011

Goodwill was $44.7 million, $35.9 million and $9.4 million at December 31, 2013, 2012 and 2011, respectively. The increases were the result of the Aquacue, Inc. of Los Gatos, California acquisition in 2013, the Racine Federated, Inc. of Racine, Wisconsin acquisition in 2012 and the Remag, AG of Bern, Switzerland acquisition in 2011. These acquisitions are further described in Note 3 “Acquisitions.”

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

	Balance at beginning of year	Net additions charged to earnings		Costs incurred and adjustments	Reserve acquired		Balance at end of year
	(In thousands)
2013	$881	$1,005		$(1,068)	$64	(a)	$882
2012	$1,593	$719		$(1,431)	$—		$881
2011	$889	$1,592	(b)	$(888)	$—		$1,593

(a)	The reserve increased $64,000 in 2013 related to the acquisition of Aquacue, Inc. Refer to Note 3 “Acquisitions” for a description of the acquisition.

(b)	Included in the 2011 increase in the reserve was $0.6 million related to a specific product issue.

Research and Development

Research and development costs are charged to expense as incurred and amounted to $10.5 million, $9.6 million and $8.1 million in 2013, 2012 and 2011, respectively.

 Stock-Based Compensation Plans

As of December 31, 2013, the Company has an Omnibus Incentive Plan under which 700,000 shares are reserved for restricted stock and stock options grants for employees as well as stock grants for directors as described in Note 5 “Stock Compensation.” The plan was approved in 2011 and replaced all prior stock-based plans except for shares and options previously issued under those plans.

The Company recognizes the cost of stock-based awards in net earnings for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. The Company estimates the fair value of its option awards using the Black-Scholes option-pricing formula, and records compensation expense for stock options ratably over the stock option grant's vesting period. The Company values restricted stock and stock grants for directors on the closing price of the Company's stock on the day the grant was awarded. Total stock compensation expense recognized by the Company was $1.4 million for 2013, $1.3 million for 2012 and $1.5 million for 2011.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2013, 2012 and 2011

Healthcare

The Company estimates and records provisions for healthcare claims incurred but not reported, based on medical cost trend analyses, reviews of subsequent payments made and estimates of unbilled amounts.

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss at December 31 are as follows:

	Unrecognized pension and postretirement benefits	Foreign currency	Total
	(In thousands)
Balance at beginning of period	$(15,532)	$1,584	$(13,948)
Other comprehensive income before reclassifications	5,116	172	5,288
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.6) million	1,136	—	1,136
Net current period other comprehensive income, net	6,252	172	6,424
Accumulated other comprehensive (loss) income	$(9,280)	$1,756	$(7,524)

Details of reclassifications out of accumulated other comprehensive loss during 2013 are as follows:

Amount reclassified from accumulated other comprehensive loss
(In thousands)
Amortization of employee benefit plan items:
Prior service cost (1)	$161
Settlement expense (1)	806
Amortization of actuarial loss (1)	786
Total before tax	1,753
Income tax benefit	(617)
Amount reclassified out of accumulated other comprehensive loss	$1,136

(1)	These accumulated other comprehensive loss components are included in the computation of benefit plan costs in Note 7 “Employee Benefit Plans.”

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

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2013, 2012 and 2011

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

In 2012, the Company’s Board of Directors authorized a share repurchase program up to $30.0 million in shares of Common Stock in the open market for a period of two years ending February 10, 2014, if not terminated sooner. At December 31, 2012, 888,056 shares were repurchased aggregating $30.0 million, which completed this program.

Stock Options

Stock options to purchase 23,258, 60,400 and 137,720 shares of the Company’s Stock in 2013, 2012 and 2011, respectively, were not included in the computation of dilutive securities because the exercise price was greater than the average stock price for that period, and accordingly their inclusion would have been anti-dilutive.

Note 3    Acquisitions

On April 1, 2013, the Company acquired 100.00% of the outstanding common stock of Aquacue, Inc. (“Aquacue”) of Los Gatos, California. The Aquacue acquisition provides the Company with intellectual property that complements and expands the Company’s advanced metering analytics offerings by adding an integrated software platform that allows utility managers to monitor and control their water systems, while providing water management data to consumers. Sales of Aquacue products were immaterial for 2013.

The purchase price was $13.8 million in cash, including a small working capital adjustment. The purchase price included a final $3.0 million payment, of which half was due January 10, 2014 and half is due October 10, 2014, and these amounts were recorded in payables on the Consolidated Balance Sheets at December 31, 2013. The Company’s allocation of the purchase price as of December 31, 2013 included $0.1 million of current assets, $1.3 million of deferred tax assets, $3.9 million of intangibles, $8.8 million of goodwill and $0.3 million of current liabilities. As of December 31, 2013, the Company has completed its analysis for estimating the fair value of the assets acquired and liabilities assumed. The intangible assets acquired are primarily developed technology with an estimated average useful life of 10 years. There was approximately $0.1 million of transaction costs related to the acquisition that were included in selling, engineering and administration for 2013 in the Company’s Consolidated Statements of Operations. The Company merged Aquacue into Badger Meter, Inc. on December 31, 2013.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2013, 2012 and 2011

The acquisition was accounted for under the purchase method, and accordingly, the results of operations were included in the Company’s financial statements from the date of acquisition. The acquisition did not have a material impact on the Company’s consolidated financial statements or the notes thereto.

On January 31, 2012, the Company completed its acquisition of 100% of the outstanding common stock of Racine Federated, Inc. of Racine, Wisconsin and its subsidiary Premier Control Technologies, Ltd. (“PCT”) located in Thetford, England for approximately $57.3 million in cash, plus a working capital adjustment of $0.3 million. The purchase price included a final $4.6 million payment which was due on July 31, 2013 and included in payables at December 31, 2012. Racine Federated manufactures and markets flow meters for the water industry as well as various industrial metering and specialty products. These products complement and expand the Company's existing lines for the global flow measurement business.

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

The following unaudited pro forma information combines historical results as if Racine Federated had been owned by the Company for the twelve-month periods presented.

	2012	2011
	(In thousands except per share amounts)
Net sales	$323,516	$305,562
Net earnings	$28,177	$21,261
Diluted earnings per share	$1.96	$1.41

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2013, 2012 and 2011

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

Note 4    Short-term Debt and Credit Lines

Short-term debt at December 31, 2013 and 2012 consisted of:

	2013	2012
	(In thousands)
Notes payable to banks	$4,795	$3,300
Commercial paper	65,250	63,430
Total short-term debt	$70,045	$66,730

Included in notes payable to banks was $4.8 million outstanding in 2013 under a 4.0 million Euro-base revolving loan facility (U.S. dollar equivalent of $5.5 million at December 31, 2013) that does not expire, and which bore interest at 1.72%. In 2012, included in notes payable to banks was $3.3 million outstanding under a 4.0 million Euro-based revolving loan facility (U.S. dollar equivalent of $5.3 million at December 31, 2012) which bore interest at 1.56%.

On May 23, 2012, the Company signed a new credit agreement which increased its principal line of credit (increasing it from $90.0 million to $125.0 million) for a three year period. The line is permanently reduced by $16.7 million annually beginning in 2013. The line was increased to meet short-term cash needs, if any, that may arise as the result of funding the acquisition of Racine Federated with cash, as well as any cash needs resulting from the $30.0 million stock repurchase program that began in the first quarter of 2012 and ended in the second quarter of 2012. The issuance of commercial paper may comprise a maximum of $70.0 million of the line of credit. Borrowings of commercial paper bore interest at 1.25% in 2013 and 1.35% in 2012. While the facility is unsecured, there are a number of financial covenants in effect for the period with which the Company is in compliance. Under the principal line of credit at December 31, 2013, the Company has $43.1 million available out of its total $47.8 million available short-term credit lines.

Note 5    Stock Compensation

As of December 31, 2013, the Company has an Omnibus Incentive Plan under which 700,000 shares are reserved for restricted stock and stock options grants for employees as well as stock grants for directors. The plan was approved in 2011 and replaced all prior stock-based plans except for shares and options previously issued under those plans. As of December 31, 2013 and 2012, there were 505,000 shares and 552,000 shares of the Company’s Common Stock available for grant under the 2011 Omnibus Incentive Plan. The Company recognizes the cost of stock-based awards in net earnings for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. The following sections describe the three types of grants in more detail.

Stock Options

The Company estimates the fair value of its option awards using the Black-Scholes option-pricing formula, and records compensation expense for stock options ratably over the stock option grant’s vesting period. Stock option

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2013, 2012 and 2011

compensation expense recognized by the Company for the year ended December 31, 2013 related to stock options was $0.5 million compared to $0.4 million in 2012 and $0.4 million in 2011.

The following table summarizes the transactions of the Company’s stock option plans for the three-year period ended December 31, 2013:

	Number of shares	Weighted-average exercise price
Options outstanding —
December 31, 2010	251,250	$26.59
Options granted	31,500	$36.59
Options exercised	(33,180)	$7.07
Options forfeited	(4,480)	38.20
Options outstanding —
December 31, 2011	245,090	$30.30
Options granted	45,100	$36.15
Options exercised	(37,450)	$10.25
Options forfeited	(5,160)	$37.19
Options outstanding —
December 31, 2012	247,580	$34.26
Options granted	23,258	$51.29
Options exercised	(66,660)	$24.91
Options forfeited	(1,800)	$37.78
Options outstanding —
December 31, 2013	202,378	$39.27
Price range $9.14 — $36.15
(weighted-average contractual life of 6.3 years)	67,560	$32.58
Price range $36.16 — $38.41
(weighted-average contractual life of 6.8 years)	57,260	$37.57
Price range $38.42 — $52.81
(weighted-average contractual life of 6.2 years)	77,558	$46.35
Options outstanding - December 31, 2013	202,378
Exercisable options —
December 31, 2011	152,762	$25.29
December 31, 2012	141,740	$31.72
December 31, 2013	113,060	$38.18

The following assumptions were used for valuing options granted in the years ended December 31:

	2013	2012
Per share fair value of options granted during the period	$20.34	$13.17
Risk-free interest rate	0.82%	0.85%
Dividend yield	1.31%	1.77%
Volatility factor	49.7%	49.7%
Weighted-average expected life in years	5.3	5.3

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2013, 2012 and 2011

The expected life is based on historical exercise behavior and the projected exercise of unexercised stock options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected dividend yield is based on the expected annual dividends divided by the grant date market value of the Company’s Common Stock. The expected volatility is based on the historical volatility of the Company’s Common Stock.

The following table summarizes the aggregate intrinsic value related to options exercised, outstanding and exercisable as of and for the years ended December 31:

	2013	2012
	(In thousands)
Exercised	$1,743	$950
Outstanding	$3,083	$3,371
Exercisable	$1,846	$2,316

As of December 31, 2013, the unrecognized compensation cost related to stock options was approximately $1.0 million, which will be recognized over a weighted average period of 2.3 years.

Director Stock Grant

 Non-employee directors receive an annual award of $50,000 worth of shares of the Company’s Common Stock under the shareholder-approved 2011 Omnibus Incentive Plan. The Company values stock grants for directors on the closing price of the Company’s stock on the day the grant was awarded. The Company records compensation expense for this plan ratably over the annual service period beginning May 1. Director stock compensation expense recognized by the Company for the year ended December 31, 2013, 2012 and 2011 was $0.4 million in each year. As of December 31, 2013, the unrecognized compensation cost related to the director stock award that is expected to be recognized over the remaining four months is estimated to be approximately $0.1 million.

Restricted Stock

The Company periodically issues nonvested shares of the Company's Common Stock to certain eligible employees, generally with a three-year cliff vesting period contingent on employment. The Company values restricted stock on the closing price of the Company's stock on the day the grant was awarded. The Company records compensation expense for these plans ratably over the vesting periods. Nonvested stock compensation expense recognized by the Company for the year ended December 31, 2013 was $0.9 million compared to $0.9 million in 2012 and $0.7 million in 2011.

The fair value of nonvested shares is determined based on the market price of the shares on the grant date.

	Shares	Fair value per share
Nonvested at December 31, 2010	47,900	$41.52
Granted	28,650	$36.59
Vested	(10,900)	$51.26
Forfeited	(2,350)	$39.30
Nonvested at December 31, 2011	63,300	$37.69
Granted	30,325	$36.15
Vested	(17,900)	$38.69
Forfeited	(1,900)	$21.77
Nonvested at December 31, 2012	73,825	$37.01
Granted	21,425	$51.12
Vested	(16,875)	$38.41
Forfeited	(3,900)	$37.69
Nonvested at December 31, 2013	74,475	$40.54

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2013, 2012 and 2011

As of December 31, 2013, there was $1.3 million of unrecognized compensation cost related to nonvested restricted stock that is expected to be recognized over a weighted average period of 1.3 years.

Note 6    Commitments and Contingencies

Commitments

The Company leases equipment and facilities under non-cancelable operating leases, some of which contain renewal options. Total future minimum lease payments consisted of the following at December 31, 2013:

Total leases
(In thousands)
2014	$1,681
2015	1,459
2016	1,087
2017	1,030
2018	964
Thereafter	6,670
Total lease obligations	$12,891

Total rental expense charged to operations under all operating leases was $2.8 million, $2.7 million and $1.7 million in 2013, 2012 and 2011, respectively.

The Company makes commitments in the normal course of business. At December 31, 2013, the Company had various contractual obligations, specifically operating leases that totaled $12.9 million, of which $1.7 million is due in 2014 and the remainder due between 2015 and 2025.

Contingencies

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2013, 2012 and 2011 were not material.

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

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2013, 2012 and 2011

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

Note 7    Employee Benefit Plans

The Company maintains a non-contributory defined benefit pension plan that covers substantially all U.S. employees who were employed at December 31, 2011. After that date, no further benefits are being accrued in this plan. The Company also maintains supplemental non-qualified pension plans for certain officers and other key employees, and an Employee Savings and Stock Option Plan (“ESSOP”). For the frozen pension plan, benefits are based primarily on years of service and, for certain plans, levels of compensation.

The Company also has a postretirement healthcare benefit plan that provides medical benefits for certain U.S. retirees and eligible dependents hired prior to November 1, 2004. Employees are eligible to receive postretirement healthcare benefits upon meeting certain age and service requirements. No employees hired after October 31, 2004 are eligible to receive these benefits. This plan requires employee contributions to offset benefit costs.

Amounts included in accumulated other comprehensive loss, net of tax, at December 31, 2013 that have not yet been recognized in net periodic benefit cost are as follows:

	Pension plans	Other postretirement benefits
	(In thousands)
Prior service cost	$—	$93
Net actuarial loss	$9,157	$30

Amounts included in accumulated other comprehensive loss, net of tax, at December 31, 2013 expected to be recognized in net periodic benefit cost during the fiscal year ending December 31, 2014 are as follows:

	Pension plans	Other postretirement benefits
	(In thousands)
Prior service credit	$—	$99
Net actuarial loss	$378	$—

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

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2013, 2012 and 2011

The following table sets forth the components of net periodic pension cost for the years ended December 31, 2013, 2012 and 2011 based on a December 31 measurement date:

	2013	2012	2011
	(In thousands)
Service cost — benefits earned during the year	$5	$6	$464
Interest cost on projected benefit obligations	1,842	2,205	2,415
Expected return on plan assets	(2,744)	(3,190)	(3,767)
Amortization of prior service cost	—	—	196
Amortization of net loss	719	645	1,698
Curtailment expense	—	—	984
Settlement expense	806	1,075	—
Net periodic pension cost	$628	$741	$1,990
Actuarial assumptions used in the determination of the net periodic pension cost are:

	2013	2012	2011
Discount rate	3.68%	4.69%	5.05%
Expected long-term return on plan assets	6.50%	7.00%	7.75%
Rate of compensation increase	n/a	n/a	5.0%

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

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2013, 2012 and 2011

The following table provides a reconciliation of benefit obligations, plan assets and funded status based on a December 31 measurement date:

	2013	2012
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of plan year	$50,700	$49,009
Service cost	5	6
Interest cost	1,842	2,205
Actuarial (gain)/loss	(3,208)	3,565
Benefits paid	(3,778)	(4,085)
Projected benefit obligation at measurement date	$45,561	$50,700

Change in plan assets:
Fair value of plan assets at beginning of plan year	$46,547	$43,852
Actual return on plan assets	7,104	5,683
Company contributions	—	1,097
Benefits paid	(3,778)	(4,085)
Fair value of plan assets at measurement date	$49,873	$46,547

Funded status of the plan:
Benefit obligation in excess of plan assets	4,312	(4,153)
Prepaid pension asset (accrued pension liability)	$4,312	$(4,153)

The actuarial assumption used in the determination of the benefit obligation of the above data is:

	2013	2012
Discount rate	4.47%	3.68%

The fair value of the qualified pension plan assets was $49.9 million at December 31, 2013 and $46.5 million at December 31, 2012. The variation in the fair value of the assets between years was due to the change in the market value of the underlying investments and benefits paid. Estimated future benefit payments expected to be paid in each of the next five years beginning with 2014 are $4.5 million, $4.1 million, $3.8 million, $3.8 million and $3.7 million, with an aggregate of $15.9 million for the five years thereafter. As of the most recent actuarial measurement date, the Company is not required to make a minimum contribution for the 2014 calendar year.

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

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2013, 2012 and 2011

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

The fair value of the Company's qualified pension plan assets by category at December 31, 2013 are as follows:

	Market value	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Equity securities (a)	$27,049	$27,049	$—	$—
Fixed income funds (b)	18,990	18,990	—	—
Cash/cash equivalents (c)	3,834	3,834	—	—
Total	$49,873	$49,873	$—	$—

(a)
This category includes investments in equity securities of large, small and medium sized companies, equity securities of foreign companies and equity funds, or 52.8%, 11.1%, 12.1%, 17.2% and 6.8% of total equity securities, respectively. Of the total equity amount, 11.1% was invested in common stocks in a wide variety of industries and 88.9% was invested in mutual funds. The funds are valued using the closing market prices at December 31, 2013.

(b)
This category includes investments in investment-grade fixed-income instruments and corporate bonds. Government instruments were 33.4% of the total. The funds are valued using the closing market prices at December 31, 2013.

(c)This category comprises the cash held to pay beneficiaries. The fair value of cash equals its book value.

The fair value of the Company’s qualified pension plan assets by category at December 31, 2012 are as follows:

	Market value	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Equity securities (a)	$26,067	$26,067	$—	$—
Fixed income funds (b)	20,022	20,022	—	—
Cash/cash equivalents (c)	458	458	—	—
Total	$46,547	$46,547	$—	$—

(a)
This category includes investments in equity securities of large, small and medium sized companies, equity securities of foreign companies and other, or 53.3%, 11.6%, 12.8%, 17.2% and 5.1% of total assets, respectively. Of the total equity amount, 11.6% was invested in common stocks in a wide variety of industries, 86.5% was invested in mutual funds and 1.9% was invested in exchange traded funds. The funds are valued using the closing market prices at December 31, 2012.

(b)	This category includes investments in investment-grade fixed-income instruments and corporate bonds. The funds are valued using the closing market prices at December 31, 2012.

(c)	This category comprises the cash held to pay beneficiaries. The fair value of cash equals its book value.

The pension plan has a separately determined accumulated benefit obligation that is the actuarial present value of benefits based on service rendered and current and past compensation levels. Prior to December 31, 2013, this differed from the projected benefit obligation in that it included no assumption about future compensation levels. The accumulated benefit obligation was $45.6 million at December 31, 2013 and $50.7 million at December 31, 2012.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2013, 2012 and 2011

Supplemental Non-qualified Unfunded Plans

The Company also maintains supplemental non-qualified unfunded plans for certain officers and other key employees. Expense for these plans was $0.2 million for the year ended 2013 and $0.3 million for each of the years ended 2012 and 2011, and the amount accrued was $1.5 million and $1.6 million as of December 31, 2013 and 2012, respectively. Amounts were determined based on similar assumptions as the qualified pension plan as of the December 31 measurement date for 2013 and 2012.

Other Postretirement Benefits

The Company has a postretirement plan that provides medical benefits for certain U.S. retirees and eligible dependents hired prior to November 1, 2004. The following table sets forth the components of net periodic postretirement benefit cost for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(In thousands)
Service cost, benefits attributed for service of active employees for the period	$154	$143	$148
Interest cost on the accumulated postretirement benefit obligation	255	295	313
Amortization of prior service cost	161	161	161
Net periodic postretirement benefit cost	$570	$599	$622

The discount rate used to measure the net periodic postretirement benefit cost was 3.92% for 2013, 4.79% for 2012 and 5.20% for 2011. It is the Company's policy to fund healthcare benefits on a cash basis. Because the plans are unfunded, there are no plan assets. The following table provides a reconciliation of the projected benefit obligation at the Company's December 31 measurement date:

	2013	2012
	(In thousands)
Benefit obligation at beginning of year	$6,940	$6,542
Service cost	154	143
Interest cost	255	295
Actuarial (gain) loss	(746)	422
Plan participants contributions	716	673
Benefits paid	(943)	(1,135)
Benefit obligation and funded status at end of year	$6,376	$6,940

The amounts recognized in the Consolidated Balance Sheets at December 31 are:

	2013	2012
	(In thousands)
Accrued compensation and employee benefits	$442	$451
Accrued non-pension postretirement benefits	5,934	6,489
Amounts recognized at December 31	$6,376	$6,940

The discount rate used to measure the accumulated postretirement benefit obligation was 4.73% for 2013 and 3.92% for 2012. The Company's discount rate assumptions for its postretirement benefit plan are based on the average yield of a hypothetical high quality bond portfolio with maturities that approximately match the estimated cash flow needs of the plan. Because the plan requires the Company to establish fixed Company contribution amounts for retiree healthcare benefits, future healthcare cost trends do not generally impact the Company's accruals or provisions.

Estimated future benefit payments of postretirement benefits, assuming increased cost sharing, expected to be paid in each of the next five years beginning with 2014 are $0.5 million in each year with an aggregate of $2.3 million for the five

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2013, 2012 and 2011

years thereafter. These amounts can vary significantly from year to year because the cost sharing estimates can vary from actual expenses as the Company is self-insured.

Badger Meter Employee Savings and Stock Ownership Plan

In 2010, the Company restructured the outstanding debt of its ESSOP by loaning the ESSOP $0.5 million to repay a loan to a third party and loaning the ESSOP an additional $1.0 million to purchase additional shares of the Company’s Common Stock for future 401(k) savings plan matches under a program that will expire on December 31, 2020. Under this program, the Company agreed to pay the principal and interest on the new loan amount of $1.5 million. The receivable from the ESSOP and the related obligation were therefore netted to zero on the Company’s Consolidated Balance Sheets at December 31, 2013 and 2012. The terms of the loan call for equal payments of principal with the final payment due on December 31, 2020, and prepayments are allowed under the plan terms. At December 31, 2013, $1.1 million of the loan balance remained.

The Company made principal payments of $154,000, $256,000 and $51,000 in 2013, 2012 and 2011, respectively. The associated commitments released shares of Common Stock (9,918 shares in 2013 for the 2012 obligation, 16,151 shares in 2012 for the 2011 obligation, and 10,735 shares in 2011 for the 2010 obligation) for allocation to participants in the ESSOP. The ESSOP held unreleased shares of 83,439, 93,357 and 111,145 as of December 31, 2013, 2012 and 2011, respectively, with a fair value of $4.5 million, $4.4 million and $3.3 million as of December 31, 2013, 2012 and 2011, respectively. Unreleased shares are not considered outstanding for purposes of computing earnings per share.

The ESSOP includes a voluntary 401(k) savings plan that allows certain employees to defer up to 20% of their income on a pretax basis subject to limits on maximum amounts. The Company matches 25% of each employee’s contribution, with the match percentage applying to a maximum of 7% of each employee's salary. The match is paid using the Company's Common Stock released through the ESSOP loan payments. For ESSOP shares purchased prior to 1993, compensation expense is recognized based on the original purchase price of the shares released and dividends on unreleased shares are charged to compensation expense. For shares purchased in or after 1993, expense is based on the market value of the shares on the date released and dividends on unreleased shares are charged to compensation expense. Compensation expense of $0.3 million was recognized for the match for each of 2013, 2012 and 2011.

On December 31, 2010, the Company froze the qualified pension plan for its non-union participants and formed a new defined contribution feature within the ESSOP plan in which each employee received a similar benefit. On December 31, 2011, the Company froze the qualified pension plan for its union participants and included them in the same defined contribution feature within the ESSOP. For 2013, compensation expense under the defined contribution feature totaled $2.3 million.

Note 8    Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

Details of earnings before income taxes are as follows:

	2013	2012	2011
	(In thousands)
Domestic	$34,687	$40,650	$23,750
Foreign	3,322	2,821	3,599
Total	$38,009	$43,471	$27,349

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2013, 2012 and 2011

The provision for income taxes is as follows:

	2013	2012	2011
	(In thousands)
Current:
Federal	$12,630	$13,908	$7,111
State	2,394	1,455	1,290
Foreign	802	507	780
Deferred:
Federal	(2,174)	(663)	(774)
State	(228)	(165)	(79)
Foreign	(32)	397	(140)
Total	$13,392	$15,439	$8,188

The provision for income taxes differs from the amount that would be provided by applying the statutory
U.S. corporate income tax rate in each year due to the following items:

	2013	2012	2011
	(In thousands)
Provision at statutory rate	$13,303	$15,215	$9,572
State income taxes, net of federal tax benefit	1,408	1,018	783
Foreign income taxes	(393)	(87)	(621)
Domestic production activities deduction	(498)	(529)	(255)
Tax audit settlements	—	(101)	(1,330)
Other	(428)	(77)	39
Actual provision	$13,392	$15,439	$8,188

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2013, 2012 and 2011

The components of deferred income taxes as of December 31 are as follows:

	2013	2012
	(In thousands)
Deferred tax assets:
Reserve for receivables and inventories	$2,850	$1,991
Accrued compensation	1,087	876
Payables	364	582
Non-pension postretirement benefits	2,447	2,652
Net operating loss and credit carryforwards	2,645	—
Accrued pension benefits	—	2,912
Accrued employee benefits	1,681	1,540
Other	793	745
Total deferred tax assets	11,867	11,298

Deferred tax liabilities:
Depreciation	4,408	4,657
Amortization	12,165	11,437
Accrued pension benefits	236	—
Other	14	—
Total deferred tax liabilities	16,823	16,094
Net deferred tax liabilities	$(4,956)	$(4,796)

At December 31, 2013, the Company had federal and state net operating loss carryforwards of $5.9 million, which were acquired in connection with the Aquacue acquisition. There were no carryforwards at December 31, 2012. The Company’s U.S. federal and state net operating loss carryforwards expire between 2029 and 2033.

At December 31, 2013 and 2012, the Company had federal and state general business credit carryforwards of $0.2 million and $0.1 million, respectively. The Company’s U.S. federal and state tax credit carryforwards expire between 2029 and 2033.

The Company’s federal and state net operating loss and federal and state credit carryforwards are limited on an annual basis to $0.4 million under Internal Revenue Code Section 382 and Section 383. The federal and state net operating loss carryforward must be fully utilized prior to the utilization of the federal and state credit carryforward.

No provision for federal income taxes was made on the earnings of foreign subsidiaries that are considered permanently invested or that would be offset by foreign tax credits upon distribution. Such undistributed earnings at December 31, 2013 were $19.1 million.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2013, 2012 and 2011

Changes in the Company's gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows:

	2013	2012
	(In thousands)
Balance at beginning of year	$698	$796
Increases (decreases) in unrecognized tax benefits as a result of positions taken during the prior period	80	(18)
Increases in unrecognized tax benefits as a result of positions taken during the current period	216	162
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	—	(70)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(114)	(172)
Balance at end of year	$880	$698

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits during the fiscal year ending December 31, 2014. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period, possibly as early as the fiscal year ending December 31, 2014.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2009. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest was approximately $0.1 million at both December 31, 2013 and 2012, and there were no penalties accrued in either year.

The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Note 9    Long-Term Debt

In 2010, the Company restructured the outstanding debt of its ESSOP by loaning the ESSOP $0.5 million to repay a loan to a third party and loaning the ESSOP an additional $1.0 million to purchase additional shares of the Company’s Common Stock for future 401(k) savings plan matches under a program that will expire on December 31, 2020. Under this program, the Company agreed to pay the principal and interest on the new loan amount of $1.5 million. The receivable from the ESSOP and the related obligation were therefore netted to zero on the Company’s Consolidated Balance Sheets at December 31, 2013 and 2012. The terms of the loan call for equal payments of principal with the final payment due on December 31, 2020. At December 31, 2013, $1.1 million of the loan balance remained.

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

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2013, 2012 and 2011

Information regarding revenues by geographic area is as follows:

	2013	2012	2011
	(In thousands)
Revenues:
United States	$290,019	$271,045	$231,306
Foreign:
Asia	8,085	10,075	2,229
Canada	8,514	8,752	3,362
Europe	15,677	16,001	12,997
Mexico	4,226	6,636	8,178
Other	7,601	7,151	4,843
Total	$334,122	$319,660	$262,915

Information regarding assets by geographic area is as follows:

	2013	2012
	(In thousands)
Long-lived assets (all non-current assets):
United States	$150,997	$133,628
Foreign:
Europe	17,409	15,261
Mexico	20,489	20,190
Total	$188,895	$169,079

	2013	2012
	(In thousands)
Total assets:
United States	$255,881	$236,442
Foreign:
Europe	36,838	31,461
Mexico	23,339	22,550
Total	$316,058	$290,453

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2013, 2012 and 2011

Note 11    Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2013
Net sales	$71,808	$88,341	$92,963	$81,010
Gross margin	$25,037	$29,846	$33,103	$29,003
Net earnings	$2,907	$6,281	$9,049	$6,380
Earnings per share:
Basic	$0.21	$0.44	$0.63	$0.44
Diluted	$0.20	$0.44	$0.63	$0.44
Dividends declared	$0.17	$0.17	$0.18	$0.18
Stock price:
High	$54.20	$54.28	$49.96	$56.36
Low	$46.82	$41.88	$43.96	$44.80
Quarter-end close	$53.52	$44.55	$46.50	$54.50

2012
Net sales	$76,233	$81,974	$87,130	$74,323
Gross margin	$28,864	$30,201	$34,330	$28,851
Net earnings	$6,249	$7,442	$8,857	$5,484
Earnings per share:
Basic	$0.42	$0.52	$0.63	$0.39
Diluted	$0.42	$0.52	$0.62	$0.39
Dividends declared	$0.16	$0.16	$0.17	$0.17
Stock price:
High	$35.05	$39.73	$39.85	$48.60
Low	$29.30	$32.61	$32.29	$36.25
Quarter-end close	$33.99	$37.55	$36.39	$47.41

The Company's Common Stock is listed on the New York Stock Exchange under the symbol BMI. Earnings per share are computed independently for each quarter. As such, the annual per share amount may not equal the sum of the quarterly amounts due to rounding. The Company currently anticipates continuing to pay cash dividends. Shareholders of record as of
December 31, 2013 and 2012 totaled 969 and 981, respectively. Voting trusts and street name shareholders are counted as single shareholders for this purpose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2013. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this 2013 Annual Report on Form 10-K under the heading “Management's Annual Report on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The attestation report required under this Item 9A is contained in Item 8 of this 2013 Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to directors is included under the headings "Nomination and Election of Directors" and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2014, and is incorporated herein by reference.

Information concerning the executive officers of the Company is included in Part I, Item 1 of this 2013 Annual Report on Form 10-K under the heading “Business - Employees.”

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

The Company is not including the information contained on its website as part of, or incorporating it by reference into, this 2013 Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is included under the headings "Executive Compensation" and “Compensation Committee Interlocks and Insider Participation” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2014, and is incorporated herein by reference; provided, however, that the information under the subsection "Executive Compensation - Compensation Committee Report" is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to be the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent it is specifically incorporated by reference into such a filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is included under the headings "Stock Ownership of Beneficial Owners Holding More than Five Percent,” “Stock Ownership of Management" and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2014, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is included under the headings "Related Person Transactions" and “Nomination and Election of Directors - Independence, Committees, Meetings and Attendance” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2014, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included under the heading "Principal Accounting Firm Fees" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2014, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.
Financial Statements. See the financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2013 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” ”Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Shareholders' Equity.”

2.	Financial Statement Schedules. Financial statement schedules are omitted because the information required in these schedules is included in the Notes to Consolidated Financial Statements.

3.	Exhibits. See the Exhibit Index included in this 2013 Annual Report on Form 10-K that is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2014.

BADGER METER, INC.

By:	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2014.

Name	Title

/s/ Richard A. Meeusen	Chairman, President and Chief Executive Officer and Director (Principal executive officer)
Richard A. Meeusen

/s/ Richard E. Johnson	Senior Vice President — Finance, Chief Financial Officer and Treasurer (Principal financial officer)
Richard E. Johnson

/s/ Beverly L. P. Smiley	Vice President — Controller (Principal accounting officer)
Beverly L. P. Smiley

/s/ Ronald H. Dix	Director
Ronald H. Dix

/s/ Thomas J. Fischer	Director
Thomas J. Fischer

/s/ Gale E. Klappa	Director
Gale E. Klappa

/s/ Gail A. Lione	Director
Gail A. Lione

/s/ Andrew J. Policano	Director
Andrew J. Policano

/s/ Steven J. Smith	Director
Steven J. Smith

/s/ Todd J. Teske	Director
Todd J. Teske

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

(2.0)*	Acquisition Agreement dated as of December 30, 2011, by and among Racine Federated, Inc. the Shareholders’ Representative (named therein), Badger Meter, Inc. and RFI Acquisition Corp.

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

(4.2)	First Amendment to Credit Agreement dated May 21, 2013, related to the Loan Agreement dated May 23, 2012 between Badger Meter, Inc. and BMO Harris Bank NA for Badger Meter, Inc.'s credit agreement.

[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (Commission File No. 001-06706)].

(10.0)**	Badger Meter, Inc. Employee Savings and Stock Ownership Plan.

[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 33-62241)].

(10.1)**	Badger Meter, Inc. 1997 Stock Option Plan.

[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-28617)].

(10.2)**	Badger Meter, Inc. 1999 Stock Option Plan.

[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-73228)].

(10.3)**	Badger Meter, Inc. 2003 Stock Option Plan.

[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-107850)].

(10.4)**	Form of the Key Executive Employment and Severance Agreements between Badger Meter, Inc. and the applicable executive officers.

[Incorporated by reference from Exhibit (10.12) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].

EXHIBIT INDEX (CONTINUED)

EXHIBIT NO.	EXHIBIT DESCRIPTION

(10.5)**	Amended and Restated Badger Meter, Inc. Executive Supplemental Plan.

[Incorporated by reference from Exhibit (10.13) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].

(10.6)**	Amended and Restated Badger Meter, Inc. Deferred Compensation Plan.

[Incorporated by reference from Exhibit (10.14) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].

(10.7)**	Amended and Restated Deferred Compensation Plan for Certain Directors.

[Incorporated by reference from Exhibit (10.15) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].

(10.8)**	Amended and Restated Executive Supplemental Plan II.

[Incorporated by reference from Exhibit (10.16) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].

(10.9)**	Badger Meter, Inc. 2011 Omnibus Incentive Plan.

[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-173966)].

(10.10)**	Form of Nonqualified Stock Option Agreement under Badger Meter, Inc. 2011 Omnibus Incentive Plan.

[Incorporated by reference from Badger Meter, Inc.’s Form 8-K dated April 29, 2011 (Commission No. 001-06760)].

(10.11)**	Form of Restricted Stock Award Agreement under Badger Meter, Inc. 2011 Omnibus Incentive Plan.

[Incorporated by reference from Badger Meter, Inc.’s Form 8-K dated April 29, 2011 (Commission No. 001-06760)].

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young LLP.

(31.1)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2014. To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report.

(101)
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and (vii) document and entity information.

*
The disclosure schedules and exhibits to the Acquisition Agreement are not being filed herewith. Badger Meter, Inc. agrees to furnish supplementally a copy of any such schedules and exhibits to the Securities and Exchange Commission upon request.

**	A management contract or compensatory plan or arrangement.