Form 10-Q
period 2014-03-31
BADGER METER INC
filed 2014-04-23
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 9, 2014, there were 14,440,419 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended March 31, 2014

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	March 31,	December 31,
	(Unaudited)
	(In thousands)
Assets	2014	2013
Current assets:
Cash	$6,408	$7,263
Receivables	54,658	50,133
Inventories:
Finished goods	18,113	17,704
Work in process	11,678	12,330
Raw materials	34,187	30,905
Total inventories	63,978	60,939
Prepaid expenses and other current assets	3,354	3,994
Deferred income taxes	4,900	4,834
Total current assets	133,298	127,163
Property, plant and equipment, at cost	167,537	164,138
Less accumulated depreciation	(90,236)	(87,722)
Net property, plant and equipment	77,301	76,416
Intangible assets, at cost less accumulated amortization	56,058	57,317
Prepaid pension	4,540	4,312
Other assets	7,786	6,155
Goodwill	44,695	44,695
Total assets	$323,678	$316,058

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$73,869	$70,045
Payables	17,433	18,554
Accrued compensation and employee benefits	7,184	7,337
Warranty and after-sale costs	1,199	882
Income and other taxes	3,072	1,223
Total current liabilities	102,757	98,041
Other long-term liabilities	1,335	1,324
Deferred income taxes	9,798	9,790
Accrued non-pension postretirement benefits	5,918	5,934
Other accrued employee benefits	4,067	4,406
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	20,518	20,504
Capital in excess of par value	46,339	45,627
Reinvested earnings	172,371	170,318
Accumulated other comprehensive loss	(7,263)	(7,524)
Less: Employee benefit stock	(995)	(1,075)
Treasury stock, at cost	(31,167)	(31,287)
Total shareholders’ equity	199,803	196,563
Total liabilities and shareholders’ equity	$323,678	$316,058
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	(Unaudited)
	(Dollars in thousands except share and per share amounts)
	2014	2013
Net sales	$83,496	$71,808
Cost of sales	54,545	46,771
Gross margin	28,951	25,037
Selling, engineering and administration	21,261	20,312
Operating earnings	7,690	4,725
Interest expense, net	291	248
Earnings before income taxes	7,399	4,477
Provision for income taxes	2,767	1,570
Net earnings	$4,632	$2,907

Earnings per share:
Basic	$0.33	$0.21
Diluted	$0.32	$0.20

Dividends declared per common share	$0.18	$0.17

Shares used in computation of earnings per share:
Basic	14,240,220	14,145,406
Impact of dilutive securities	89,977	91,351
Diluted	14,330,197	14,236,757
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands)
	2014	2013
Net earnings	$4,632	$2,907
Other comprehensive income (loss):
Foreign currency translation adjustment	140	(521)
Employee benefit funded status adjustment, net of tax	121	162
Comprehensive income	$4,893	$2,548
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Three Months Ended
	March 31
	(Unaudited) (In thousands)
	2014	2013
Operating activities:
Net earnings	$4,632	$2,907
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	2,474	2,191
Amortization	1,274	1,164
Deferred income taxes	(66)	(24)
Noncurrent employee benefits	(113)	255
Stock-based compensation expense	363	273
Changes in:
Receivables	(4,772)	(1,838)
Inventories	(2,998)	2,445
Prepaid expenses and other current assets	646	416
Liabilities other than debt	(859)	(3,481)
Total adjustments	(4,051)	1,401
Net cash provided by operations	581	4,308

Investing activities:
Property, plant and equipment expenditures	(3,328)	(2,803)
Net cash used for investing activities	(3,328)	(2,803)

Financing activities:
Net increase (decrease) in short-term debt	3,784	(2,750)
Dividends paid	(2,580)	(2,421)
Proceeds from exercise of stock options	417	620
Tax benefit on stock options	145	363
Issuance of treasury stock	66	147
Net cash provided by (used for) financing activities	1,832	(4,041)

Effect of foreign exchange rates on cash	60	(231)

Decrease in cash	(855)	(2,767)
Cash – beginning of period	7,263	6,554
Cash – end of period	$6,408	$3,787
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at March 31, 2014, results of operations for the three-month periods ended March 31, 2014 and 2013, comprehensive income for the three-month periods ended March 31, 2014 and 2013, and cash flows for the three-month periods ended March 31, 2014 and 2013. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 Additional Financial Information Disclosures

The consolidated condensed balance sheet at December 31, 2013 was derived from amounts included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Refer to the footnotes to the financial statements included in that report for a description of the Company’s accounting policies and for additional details of the Company’s financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.

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

	Three months ended
	March 31,
(In thousands)	2014	2013
Balance at beginning of period	$882	$881
Net additions charged to earnings	586	200
Costs incurred	(269)	(364)
Balance at end of period	$1,199	$717

Note 3 Employee Benefit Plans

The Company maintains a non-contributory defined benefit pension plan (sometimes referred to as the “qualified pension plan”) for certain employees. After December 31, 2011, employees received no future benefits under the qualified pension plan as benefits were frozen and the employees now receive a defined contribution within the Badger Meter Employee Savings and Stock Ownership Plan (“ESSOP”) in its place. Employees continue to earn returns on their frozen balances under the qualified pension plan. The Company also maintains a non-contributory postretirement plan that provides medical benefits for certain of its retirees and eligible dependents in the United States.

The following table sets forth the components of net periodic benefit cost (income) for the three months ended March 31, 2014 and 2013 based on December 31, 2013 and 2012 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2014	2013	2014	2013
Service cost – benefits earned during the year	$7	$13	$36	$42
Interest cost on projected benefit obligations	494	452	73	66
Expected return on plan assets	(713)	(695)	—	—
Amortization of prior service cost	—	—	40	40
Amortization of net loss	153	215	—	3
Net periodic benefit cost (income)	$(59)	$(15)	$149	$151

The Company disclosed in its financial statements for the year ended December 31, 2013 that it was not required to make a minimum contribution to the defined benefit pension plan for the 2014 calendar year. The Company continues to believe no additional contributions will be required during 2014.

The Company also disclosed in its financial statements for the year ended December 31, 2013 that it estimated it would pay $0.5 million in other postretirement benefits in 2014 based on actuarial estimates. As of March 31, 2014, $0.1 million of such benefits have been paid. The Company continues to believe that its estimated payments for the full year are reasonable. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2014 will not impact the expense for postretirement benefits for 2014.

Note 4 Accumulated Other Comprehensive Loss

Components of and changes in accumulated other comprehensive loss at March 31, 2014 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(9,280)	$1,756	$(7,524)
Other comprehensive income before reclassification	—	140	140
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.1) million	121	—	121
Net current period other comprehensive income, net of tax	121	140	261
Accumulated other comprehensive (loss) income	$(9,159)	$1,896	$(7,263)

Details of reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2014 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service cost (1)	$40
Amortization of actuarial loss (1)	153
Total before tax	193
Income tax benefit	(72)
Amount reclassified out of accumulated other comprehensive loss	$121

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (income) in Note 3 "Employee Benefit Plans."

Components of and changes in accumulated other comprehensive loss at March 31, 2013 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(15,532)	$1,584	$(13,948)
Other comprehensive income before reclassification	—	(521)	(521)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.1) million	162	—	162
Net current period other comprehensive income, net of tax	162	(521)	(359)
Accumulated other comprehensive (loss) income	$(15,370)	$1,063	$(14,307)

Details of reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2013 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service cost (1)	40
Amortization of actuarial loss (1)	218
Total before tax	258
Income tax benefit	(96)
Amount reclassified out of accumulated other comprehensive loss	$162

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (income) in Note 3 "Employee Benefit Plans."

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

The purchase price was $13.8 million in cash, including a small working capital adjustment. The purchase price included a final $3.0 million payment, of which half was due January 10, 2014 and half is due October 10, 2014, and these amounts were recorded in payables on the Consolidated Balance Sheets at December 31, 2013. As of December 31, 2013, the Company completed its analysis for estimating the fair value of the assets acquired and liabilities assumed, and merged Aquacue into Badger Meter, Inc.

The acquisition was accounted for under the purchase method, and accordingly, the results of operations are included in the Company's financial statements from the date of acquisition. The acquisition did not have a material impact on the Company's consolidated condensed financial statements or the notes thereto for 2013.

Note 6 Contingencies, Litigation and Commitments

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the

Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2013 and the first quarter of 2014 were not material.

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

Note 7 Income Taxes

The provision for income taxes as a percentage of earnings before income taxes for the first quarter of 2014 was 37.4% compared to 35.1% in the first quarter of 2013. The increase for the first three months of 2014 was due primarily to the recognition in the first quarter of 2013 of 2012 research and development credits identified in the first quarter of 2013. Without such recognition, the tax rates for the first quarter of 2014 and 2013 would have been similar. Generally, the effective tax rate is higher than the Federal statutory rate due to state income taxes, mitigated somewhat by manufacturing credits.

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

Item 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Description and Overview

An innovator in flow measurement and control products, the Company serves water utilities, municipalities, and commercial and industrial customers worldwide. Measuring water, oil, chemicals and other fluids, the Company’s products are known for accuracy, long-lasting durability and for providing valuable and timely measurement data. The Company’s product lines fall into three categories: sales of water meters and related technologies to municipal water utilities (municipal water), sales of meters to various industries for water and other fluids (flow instrumentation), and sales of gas meter radios and concrete vibrators to unique markets (specialty products). The Company estimates that over 75% of its products are used in water applications when all categories are grouped together.

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

Flow instrumentation includes products sold worldwide to measure and control materials flowing through a pipe or pipeline including water, air, steam, oil, and other liquids and gases. These meters and valves are used in a variety of applications, such as water/wastewater; heating, ventilating and air conditioning (HVAC); oil and gas; chemical and petrochemical; food and beverage; and pharmaceutical production.

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

In January 2014, the Company launched its new BEACON AMA system. BEACON AMA combines the BEACON analytical software suite with proven ORION AMI technology using fixed and cellular networks in a managed solution, improving utilities’ visibility of their water consumption and reducing the need for costly infrastructure. With the release of BEACON AMA, Badger Meter also became the first major worldwide water meter company to release a cost-effective cellular-

based solution for system wide deployment. BEACON AMA enables two-way communication between the water meter and the meter reading system.

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

Water meter replacement and the adoption and deployment of new technology comprise the majority of water meter product sales, including radio products. To a much lesser extent, housing starts also contribute to the new product sales base. Over the last decade, there has been a growing trend in the conversion from manually read water meters to radio technology. This conversion rate is accelerating and contributes to an increased water meter and radio solutions base of business. The Company estimates that less than 43% of water meters installed in the United States have been converted to a radio solutions technology. The Company’s strategy is to fulfill customers’ metering expectations and requirements with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.

Flow instrumentation and specialty products serve flow measurement and control applications across a broad industrial spectrum. Specialized communication protocols that control the entire flow measurement process drive these markets. The Company’s specific flow measurement and control applications and technologies serve the flow measurement market through both customized and standard precision flow measurement technologies.

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

There are approximately 53,000 water utilities in the United States and the Company estimates that less than 43% of them have converted to a radio solutions technology. Although there is growing interest in AMI and AMA communication by water utilities, the vast majority of utilities installing such technology continue to select AMR technologies for their applications. The Company's ORION technology has experienced rapid acceptance in the United States as an increasing number of water utilities have selected ORION as their AMR solution. The Company anticipates that even with growing interest in AMI and AMA, AMR will continue to be the primary product of choice for a number of years. For many water utilities, AMR technology is simply the most cost-effective solution available today. However, with the introduction of its newer product offerings, including the recently introduced BEACON AMA system, the Company believes it is well-positioned to meet customers' future needs.

Acquisition

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

The purchase price was $13.8 million in cash, including a small working capital adjustment. The purchase price included a final $3.0 million payment, of which half was due January 10, 2014 and half is due October 10, 2014, and these amounts were recorded in payables on the Consolidated Balance Sheets at December 31, 2013. As of December 31, 2013, the Company completed its analysis for estimating the fair value of the assets acquired and liabilities assumed, and merged Aquacue into Badger Meter, Inc. This acquisition is further described in Note 5 “Acquisition” in the Notes to Unaudited Consolidated Condensed Financial Statements.

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

As the industry continues to evolve, the Company has been vigilant in anticipating and exceeding customer expectations. In 2011, the Company introduced AMA as a hardware and software solution for water and gas utilities, and then in early 2014 launched its new BEACON AMA system as a managed solution which it believes will help maintain the Company's position as a market leader. Results for this new product were not significant in the first quarter of 2013.

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

Results of Operations - Three Months Ended March 31, 2014

The Company’s net sales for the three months ended March 31, 2014 increased $11.7 million, or 16.3%, to $83.5 million compared to $71.8 million during the same period in 2013. The increase was the net result of higher sales of municipal water and flow instrumentation products, offset slightly by lower specialty product sales.

Municipal water sales increased $10.9 million, or 23.3%, to $57.7 million in the first quarter of 2014 from $46.8 million in the first quarter of 2013. These sales represented 69.1% of sales for the three months ended March 31, 2014. The increase was due to higher sales of residential meters both with and without radio technology as well as higher commercial meter sales. Sales of residential meters increased 17.6% due primarily to higher volumes of product sold. Commercial meter sales increased 62.4% in this period over the same period in 2013 also due to higher volumes of products sold. Winter weather and a particular quarter’s mix of customers can have an impact on overall results. The results in the first quarter of 2013 were adversely affected by weather for that quarter’s particular mix of customers. While weather also had an impact on the first quarter of 2014 for certain areas of the country, much of the sales increase in the quarter was due to customers in states that experienced a milder than normal winter.

Flow instrumentation products represented 28.4% of sales for the three months ended March 31, 2014 compared to 30.6% in the same period in 2013. These sales increased $1.7 million, or 7.7%, to $23.7 million from $22.0 million in the same period last year. Sales were affected by higher volumes of products sold in most of this category’s product lines.

Specialty application products represented 2.5% of sales for the three months ended March 31, 2014. These sales decreased $0.9 million, or 30.0%, in the first quarter of 2014, to $2.1 million from $3.0 million during the same period in 2013. The decrease was due primarily to lower sales of gas radios, offset slightly by an increase in sales of concrete vibrators.

Gross margin as a percentage of sales was 34.7% in the first quarter of 2014 compared to 34.9% in the first quarter of 2013. The slight decline was due to product mix as there were increases in manually read meters that carry lower margins. Offsetting this somewhat were higher unit volumes and better capacity utilization.

Selling, engineering and administration expenses for the three months ended March 31, 2014 increased $0.9 million, or 4.7%, from the same period in 2013. Included in this year’s expenses were charges totaling $1.7 million (approximately $0.07 per diluted share) related to due diligence and other transaction costs related to a potential acquisition that ultimately was not pursued. The remainder of the change in selling, engineering and administration expenses for the three months ended March 31, 2014 compared to the same period in 2013 was due primarily to lower product development costs as compared to last year when significantly higher charges were being incurred for products now released. Product development expenses in the most recent quarter returned to more historic levels.

Operating earnings for the first quarter of 2014 increased $3.0 million, or 63.8%, to $7.7 million compared to $4.7 million in the same period in 2013 primarily as a result of the higher sales and gross margins, offset by higher selling, engineering and administration expenses.

Interest expense for the quarter ended March 31, 2014 increased slightly compared to the first quarter of 2013 due to higher average debt balances.

The provision for income taxes as a percentage of earnings before income taxes for the first quarter of 2014 was 37.4% compared to 35.1 % in the first quarter of 2013. The increase was due primarily to the recognition in the first quarter of 2013 of 2012 research and development credits identified in the first quarter of 2013 due to enacted legislation. Other components of the provision for income taxes were similar in both periods.

As a result of the above mentioned items, net earnings for the first three months ended March 31, 2014 were $4.6 million, or $0.32 per diluted share, compared to $2.9 million, or $0.20 per diluted share, for the same period in 2013.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $0.6 million for the first three months of 2014 compared to $4.3 million in the same period in 2013. The effects of higher net income in the first three months of 2014 were offset by the increase in receivables and inventories.

Receivables increased from $50.1 million at December 31, 2013 to $54.7 million at March 31, 2014. Generally, sales are lower in the fourth quarter resulting in lower receivable balances at year end. The Company believes its net receivables balance is fully collectible.

Inventories at March 31, 2014 increased $3.1 million to $64.0 million at March 31, 2014 from $60.9 million at December 31, 2013 due to timing of inventory purchases and support for improved sales.

Net property, plant and equipment at March 31, 2014 increased to $77.3 million from $76.4 million at December 31, 2013. This was the net effect of $3.3 million of capital expenditures, partially offset by depreciation expense.

Intangible assets decreased to $56.1 million at March 31, 2014 from $57.3 million at December 31, 2013 due to normal amortization expense.

Short-term debt increased from $70.0 million at December 31, 2013 to $73.9 million at March 31, 2014 as the Company utilized its borrowing capacity for short-term working capital requirements.

Payables decreased to $17.4 million at March 31, 2014 from $18.6 million at December 31, 2013 due primarily to the timing of purchases and payments.

Accrued income and other taxes increased to $3.1 million at March 31, 2014 from $1.2 million at December 31, 2013 due to the higher net earnings and corresponding tax effect, as well as the timing of tax payments.

Other non-current accrued employee benefits decreased to $4.1 million at March 31, 2014 from $4.4 million at December 31, 2013. The decrease was due to the first quarter 2014 payment of employee benefits related to 2013 operations, offset somewhat by employee incentives recorded in 2014 for results to date.

The overall increase in total shareholders’ equity from $196.6 million at December 31, 2013 to $199.8 million at March 31, 2014 was the net effect of net earnings and stock options exercised, offset by dividends paid.

The Company’s financial condition remains strong. In May 2012, the Company signed a credit agreement that increased its principal line of credit from $90.0 million to $125.0 million with its primary lender for a three year period. The line was reduced by $16.7 million in May 2013 and will be reduced by a similar amount in May 2014. While the facility is unsecured, there are a number of financial covenants with which the Company is in compliance. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $44.1 million of unused credit lines available at March 31, 2014.

Other Matters

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2013 and the first quarter of 2014 were not material.

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

See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of risks and uncertainties that could impact the Company’s financial performance and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and have not materially changed since that report was filed unless otherwise indicated in this Form 10-Q.

Item 3    Quantitative and Qualitative Disclosures about Market Risk

The Company’s quantitative and qualitative disclosures about market risk are included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and have not materially changed since that report was filed.

Item 4    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2014. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: April 23, 2014	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President – Controller

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended March 31, 2014

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.