Form 10-Q
period 2014-06-30
BADGER METER INC
filed 2014-07-24
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 11, 2014, there were 14,447,342 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended June 30, 2014

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

•	the Company’s ability to successfully integrate acquired businesses or products;

•	changes in foreign economic conditions, particularly currency fluctuations in the United States dollar, the Euro and the Mexican peso;

•	the inability to develop technologically advanced products;

•	the failure of the Company’s technology products to operate as intended;

•	the inability to protect the Company’s proprietary rights to its software and related products;

•	the loss of certain single-source suppliers; and

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	(Unaudited)
	(In thousands)
Assets	2014	2013
Current assets:
Cash	$6,758	$7,263
Receivables	60,798	50,133
Inventories:
Finished goods	20,699	17,704
Work in process	10,567	12,330
Raw materials	31,930	30,905
Total inventories	63,196	60,939
Prepaid expenses and other current assets	4,045	3,994
Deferred income taxes	4,923	4,834
Total current assets	139,720	127,163
Property, plant and equipment, at cost	169,644	164,138
Less accumulated depreciation	(92,458)	(87,722)
Net property, plant and equipment	77,186	76,416
Intangible assets, at cost less accumulated amortization	54,780	57,317
Prepaid pension	4,744	4,312
Other assets	7,845	6,155
Goodwill	44,695	44,695
Total assets	$328,970	$316,058

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$68,693	$70,045
Payables	18,147	18,554
Accrued compensation and employee benefits	8,433	7,337
Warranty and after-sale costs	1,433	882
Income and other taxes	4,013	1,223
Total current liabilities	100,719	98,041
Other long-term liabilities	1,345	1,324
Deferred income taxes	9,796	9,790
Accrued non-pension postretirement benefits	5,939	5,934
Other accrued employee benefits	4,301	4,406
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	20,519	20,504
Capital in excess of par value	47,087	45,627
Reinvested earnings	178,600	170,318
Accumulated other comprehensive loss	(7,189)	(7,524)
Less: Employee benefit stock	(995)	(1,075)
Treasury stock, at cost	(31,152)	(31,287)
Total shareholders’ equity	206,870	196,563
Total liabilities and shareholders’ equity	$328,970	$316,058
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2014	2013	2014	2013
Net sales	$95,662	$88,341	$179,158	$160,149
Cost of sales	60,831	58,495	115,376	105,266
Gross margin	34,831	29,846	63,782	54,883
Selling, engineering and administration	20,610	19,686	41,871	39,998
Operating earnings	14,221	10,160	21,911	14,885
Interest expense, net	311	332	602	580
Earnings before income taxes	13,910	9,828	21,309	14,305
Provision for income taxes	5,096	3,547	7,863	5,117
Net earnings	$8,814	$6,281	$13,446	$9,188

Earnings per share:
Basic	$0.62	$0.44	$0.94	$0.64
Diluted	$0.61	$0.44	$0.94	$0.64

Dividends declared per common share	$0.18	$0.17	$0.36	$0.34

Shares used in computation of earnings per share:
Basic	14,309,509	14,365,536	14,244,135	14,345,143
Impact of dilutive securities	57,844	65,463	73,911	81,806
Diluted	14,367,353	14,430,999	14,318,046	14,426,949
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2014	2013	2014	2013
Net earnings	$8,814	$6,281	$13,446	$9,188
Other comprehensive income (loss):
Foreign currency translation adjustment	(74)	153	66	(368)
Employee benefit funded status adjustment, net of tax	148	640	269	802
Comprehensive income	$8,888	$7,074	$13,781	$9,622
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Six Months Ended
	June 30
	(Unaudited) (In thousands)
	2014	2013
Operating activities:
Net earnings	$13,446	$9,188
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	4,850	4,317
Amortization	2,548	2,484
Deferred income taxes	(89)	(38)
Noncurrent employee benefits	(138)	401
Stock-based compensation expense	676	274
Changes in:
Receivables	(10,955)	(7,116)
Inventories	(2,258)	7,367
Prepaid expenses and other current assets	(48)	349
Liabilities other than debt	3,964	(2,026)
Total adjustments	(1,450)	6,012
Net cash provided by operations	11,996	15,200

Investing activities:
Property, plant and equipment expenditures	(5,645)	(5,541)
Acquisitions, net of cash acquired and future payments	(1,500)	(9,881)
Net cash used for investing activities	(7,145)	(15,422)

Financing activities:
Net decrease in short-term debt	(1,354)	(448)
Dividends paid	(5,168)	(4,851)
Proceeds from exercise of stock options	550	984
Tax benefit on stock options	150	363
Issuance of treasury stock	384	480
Net cash used for financing activities	(5,438)	(3,472)

Effect of foreign exchange rates on cash	82	(146)

Decrease in cash	(505)	(3,840)
Cash – beginning of period	7,263	6,554
Cash – end of period	$6,758	$2,714
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at June 30, 2014, results of operations for the three- and six-month periods ended June 30, 2014 and 2013, comprehensive income for the three- and six-month periods ended June 30, 2014 and 2013, and cash flows for the six-month periods ended June 30, 2014 and 2013. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Balance at beginning of period	$1,199	$717	$882	$881
Net additions charged to earnings	592	142	1,178	342
Costs incurred	(358)	(164)	(627)	(528)
Balance at end of period	$1,433	$695	$1,433	$695

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

The following table sets forth the components of net periodic benefit cost for the three months ended June 30, 2014 and 2013 based on December 31, 2013 and 2012 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2014	2013	2014	2013
Service cost – benefits earned during the year	$25	$2	$29	$42
Interest cost on projected benefit obligations	499	440	62	66
Expected return on plan assets	(694)	(684)	—	—
Amortization of prior service cost	—	—	40	40
Amortization of net loss	194	218	—	3
Settlement expense	—	747	—	—
Net periodic benefit cost	$24	$723	$131	$151
The following table sets forth the components of net periodic benefit cost (income) for the six months ended June 30, 2014 and 2013 based on December 31, 2013 and 2012 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2014	2013	2014	2013
Service cost – benefits earned during the year	$32	$15	$65	$84
Interest cost on projected benefit obligations	993	892	135	132
Expected return on plan assets	(1,407)	(1,379)	—	—
Amortization of prior service cost	—	—	80	80
Amortization of net loss	347	433	—	6
Settlement expense	—	747	—	—
Net periodic benefit cost (income)	$(35)	$708	$280	$302

The Company disclosed in its financial statements for the year ended December 31, 2013 that it was not required to make a minimum contribution to the defined benefit pension plan for the 2014 calendar year. The Company continues to believe no additional contributions will be required during 2014.

The Company also disclosed in its financial statements for the year ended December 31, 2013 that it estimated it would pay $0.5 million in other postretirement benefits in 2014 based on actuarial estimates. As of June 30, 2014, $0.2 million of such benefits have been paid. The Company continues to believe that its estimated payments for the full year are reasonable. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2014 will not impact the expense for postretirement benefits for 2014.

Note 4 Accumulated Other Comprehensive Loss

Components of and changes in accumulated other comprehensive loss at June 30, 2014 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(9,280)	$1,756	$(7,524)
Other comprehensive income before reclassifications	—	66	66
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.1) million	269	—	269
Net current period other comprehensive income, net of tax	269	66	335
Accumulated other comprehensive (loss) income	$(9,011)	$1,822	$(7,189)

Details of reclassifications out of accumulated other comprehensive loss during the six months ended June 30, 2014 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service cost (1)	$80
Amortization of actuarial loss (1)	348
Total before tax	428
Income tax benefit	(159)
Amount reclassified out of accumulated other comprehensive loss	$269

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (income) in Note 3 "Employee Benefit Plans."

Components of and changes in accumulated other comprehensive loss at June 30, 2013 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(15,532)	$1,584	$(13,948)
Other comprehensive income before reclassifications	—	(368)	(368)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.5) million	802	—	802
Net current period other comprehensive income, net of tax	802	(368)	434
Accumulated other comprehensive (loss) income	$(14,730)	$1,216	$(13,514)

Details of reclassifications out of accumulated other comprehensive loss during the six months ended June 30, 2013 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service cost (1)	80
Settlement expense (1)	747
Amortization of actuarial loss (1)	439
Total before tax	1,266
Income tax benefit	(464)
Amount reclassified out of accumulated other comprehensive loss	$802

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (income) in Note 3 "Employee Benefit Plans."

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

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2013 and the first half of 2014 were not material.

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

Note 7 Income Taxes

The provision for income taxes as a percentage of earnings before income taxes for the second quarter of 2014 was 36.6% compared to 36.1% in the second quarter of 2013. The provision for income taxes as a percentage of earnings before income taxes for the first half of 2014 was 36.9% compared to 35.8% in the first half of 2013. Interim provisions are tied to an estimate of the overall annual rate which can vary due to state taxes, the relationship of foreign and domestic earnings, and production credits available. These items cause variations between periods.

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

Note 10 New Pronouncement

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09 "Revenue from Contracts with Customers." ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, to identify the performance obligations in the contact, to determine the transaction price, to allocate the transaction price to the performance obligations in the contract and to recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning on January 1, 2017 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company has just begun the process of evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations and the presentation of its financial statements.

Item 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Description and Overview

As an innovator in flow measurement and control products, the Company serves water utilities, municipalities, and commercial and industrial customers worldwide. Measuring water, oil, chemicals and other fluids, the Company’s products are known for accuracy, long-lasting durability and for providing valuable and timely measurement data. The Company’s product lines fall into three categories: sales of water meters and related technologies to municipal water utilities (municipal water), sales of meters to various industries for water and other fluids (flow instrumentation), and sales of gas meter radios and concrete vibrators to unique markets (specialty products). The Company estimates that over 75% of its products are used in water applications when all categories are grouped together.

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

Fixed network advanced metering infrastructure (AMI) systems continue to build interest among water utilities. These systems incorporate a network of permanent data collectors or gateway receivers that are always active or listening for the radio transmission from the utilities’ meters. AMI systems eliminate the need for utility personnel to drive through service territories to collect meter reading data. These systems provide the utilities with more frequent and diverse data at specified intervals from the utilities’ meters.

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

In January 2014, the Company launched its new BEACON AMA system. BEACON AMA combines the BEACON analytical software suite with proven ORION AMI technology using fixed and cellular networks in a managed solution, improving utilities’ visibility of their water consumption and reducing the need for costly infrastructure. With the release of BEACON AMA, Badger Meter also became the first major worldwide water meter company to release a cost-effective cellular-based solution for system-wide deployment. BEACON AMA enables two-way communication between the water meter and the meter reading system.

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

The Company’s net sales and corresponding net earnings depend on unit volume and product mix, with the Company generally earning higher margins on meters equipped with radio technology. In addition to selling its proprietary radio products, including the ORION radio technologies and GALAXY AMI systems as well as AMA systems, the Company also remarkets the Itron® radio products under a license and distribution agreement with Itron. The Company’s proprietary radio products generally result in higher margins than the remarketed, non-proprietary technology products. The Company also sells registers and endpoints separately to customers who wish to upgrade their existing meters in the field.

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

As the industry continues to evolve, the Company has been vigilant in anticipating and exceeding customer expectations. In 2011, the Company introduced AMA as a hardware and software solution for water and gas utilities, and then in early 2014 launched its new BEACON AMA system as a managed solution which it believes will help maintain the Company's position as a market leader. Results for this new product were not significant in the first half of 2014.

The Company continues to seek opportunities for additional revenue enhancement. For instance, the Company is periodically asked to oversee and perform field installation of its products for certain customers. The Company assumes the role of general contractor, hiring installation subcontractors and supervising their work. The Company also supports its product and technology sales with the sale of extended service programs that provide additional services beyond the standard warranty. In recent years, the Company has sold ORION radio technology to natural gas utilities for installation on their gas meters. And most recently, the introduction of the BEACON AMA system opens the door to “software as a service” revenues. With the exception of a large sale of gas radios to one particular customer several years ago, the revenues from such products and services are not yet significant and the Company is uncertain of the potential growth achievable for such products and services in future periods.

Results of Operations -Three Months Ended June 30, 2014

The Company’s net sales for the three months ended June 30, 2014 increased $7.4 million, or 8.4%, to $95.7 million compared to $88.3 million during the same period in 2013. The increase was the net result of higher sales of municipal water products, offset slightly by lower flow instrumentation and specialty product sales.

Municipal water sales increased $9.5 million, or 15.9%, to $69.1 million in the second quarter of 2014 from $59.6 million in the second quarter of 2013. These sales represented 72.2% of sales for the three months ended June 30, 2014 compared to 67.5% in the same period in 2013. The increase was due to higher sales of residential meters both with and without radio technology, as well as higher commercial meter sales. Sales of residential meters and related technology increased 19.3% due primarily to higher volumes of product sold. Commercial meter sales increased 2.7% in this period over the same period in 2013 also due to higher volumes of products sold. These increases are a continuation of a return to normal buying patterns on the part of water utilities, as well as early efforts by the Company to sell products in other parts of the world. Prices were relatively consistent between periods. Additionally, the Company is selling products to former customers of a competitor that ceased North American production of mechanical meters in June 2013.

Flow instrumentation products represented 25.1% of sales for the three months ended June 30, 2014 compared to 28.9% in the same period in 2013. These sales decreased $1.5 million, or 5.9%, to $24.0 million from $25.5 million in the same period last year. While there were more products within this group that saw increases, the decreases in three particular product lines were the primary reason for the overall decline.

Specialty application products represented 2.7% of sales for the three months ended June 30, 2014 compared to 3.6% in the same period in 2013. These sales decreased $0.6 million, or 18.8%, in the second quarter of 2014, to $2.6 million from $3.2 million during the same period in 2013. The decrease was due primarily to lower sales of gas radios, offset slightly by an increase in sales of concrete vibrators.

Gross margin as a percentage of sales was 36.4% in the second quarter of 2014 compared to 33.8% in the second quarter of 2013. The increase was due to higher unit volumes which resulted in better capacity utilization and lower overall costs.

Selling, engineering and administration expenses for the three months ended June 30, 2014 increased $0.9 million, or 4.7%, from the same period in 2013. The increase was due primarily to higher employee incentives due to better financial results to date.

Operating earnings for the second quarter of 2014 increased $4.0 million, or 39.2%, to $14.2 million compared to $10.2 million in the same period in 2013 primarily as a result of the higher sales and gross margins, offset by higher selling, engineering and administration expenses.

Interest expense, net for the quarter ended June 30, 2014 decreased slightly compared to the second quarter of 2013 due to lower average debt balances.

The provision for income taxes as a percentage of earnings before income taxes for the second quarter of 2014 was 36.6% compared to 36.1% in the second quarter of 2013. Interim provisions are tied to an estimate of the overall annual rate which can vary due to state taxes, the relationship of foreign and domestic earnings, and production credits available.

As a result of the above mentioned items, net earnings for the three months ended June 30, 2014 were $8.8 million, or $0.61 per diluted share, compared to $6.3 million, or $0.44 per diluted share, for the same period in 2013.

Results of Operations - Six Months Ended June 30, 2014

The Company’s net sales for the six months ended June 30, 2014 increased $19.1 million, or 11.9%, to $179.2 million compared to $160.1 million during the same period in 2013. The increase was the net result of higher sales of municipal water products, offset somewhat by lower sales of specialty products.

Municipal water sales increased $20.5 million, or 19.3%, from $106.3 million in the first half of 2013 to $126.8 million in the first half of 2014. These sales represented 70.8% of sales for the six months ended June 30, 2014 compared to 66.4% in the same period in 2013. The increase was due to higher sales of residential meters both with and without radio technology as well as higher commercial meter sales. Sales of residential meters and related technology increased 18.6% due primarily to higher volumes of product sold. Commercial meter sales increased 22.2% in this period over the same period in 2013 also due to higher volumes of products sold. Prices were relatively consistent between periods. Early in any given year, winter weather and the particular mix of customers can have an impact on overall results. The results in the first half of 2013 were adversely affected by weather early in the year for that period’s particular mix of customers. While weather also had an impact in early 2014 for certain areas of the country, much of the sales increase in the first part of the six-month period was due to customers in states that experienced a milder than normal winter. Overall, the increase was also due to the continuation of a return to normal buying patterns on the part of water utilities, as well as early efforts by the Company to sell products in other parts of the world. Additionally, the Company is selling products to former customers of a competitor that ceased North American production of mechanical meters in June 2013.

Flow instrumentation products represented 26.7% of sales for the six months ended June 30, 2014 compared to 29.7% in the same period in 2013. These sales increased $0.3 million, or 0.6%, to $47.8 million from $47.5 million in the same period last year. While there were more products within this group that saw increases due to volume gains, decreases in three particular product lines offset much of the increase.

Specialty application products represented 2.6% of sales for the six months ended June 30, 2014 compared to 3.9% in the same period in 2013. These sales decreased $1.7 million in the first half of 2014, or 27.0%, to $4.6 million from $6.3 million during the same period in 2013. The decrease was due to lower sales of gas radios, offset by an increase in concrete vibrator sales.

Gross margin as a percentage of sales was 35.6% in the first half of 2014 compared to 34.3% in the first half of 2013. The increase was the net effect of higher unit volumes which resulted in better capacity utilization and lower overall costs.

Selling, engineering and administration expenses for the six months ended June 30, 2014 increased $1.9 million, or 4.7%, over the same period in 2013. Included in this year’s expenses were charges totaling $1.7 million (approximately $0.07 per diluted share) related to due diligence and other transaction costs related to a potential acquisition that ultimately was not pursued. Included in the 2013 amounts was a $0.7 million non-cash pension charge as a result of lump sum distributions from the pension plan occurring faster than the assumed rate. Such charge did not occur to date in 2014. The remainder of the increase was due to higher employee incentives, offset by lower product development charges as they return to more historic levels.

Operating earnings for the first half of 2014 increased $7.0 million, or 47.0%, to $21.9 million compared to $14.9 million in the same period in 2013 as a net result of the higher sales and gross margins, offset somewhat by the higher selling, engineering and administration expenses.

Interest expense, net for the six months ended June 30, 2014 increased slightly compared to the same period in 2013 due to higher average debt balances compared to the first half of 2013.

The provision for income taxes as a percentage of earnings before income taxes for the first half of 2014 was 36.9% compared to 35.8 % in the first half of 2013. Interim provisions are tied to an estimate of the overall annual rate which can vary due to state taxes, the relationship of foreign and domestic earnings, and production credits available.

As a result of the above mentioned items, net earnings for the six months ended June 30, 2014 were $13.4 million, or $0.94 per diluted share, compared to $9.2 million, or $0.64 per diluted share, for the same period in 2013.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $12.0 million for the first half of 2014 compared to $15.2 million in the first half of 2013. The lower amount was due to increases in receivables and inventories, offset somewhat by higher net income.

Receivables increased from $50.1 million at December 31, 2013 to $60.8 million at June 30, 2014. Generally, sales are lower in the fourth quarter resulting in lower receivable balances at year end. The Company believes its net receivables balance is fully collectible.

Inventories at June 30, 2014 increased $2.3 million to $63.2 million at June 30, 2014 from $60.9 million at December 31, 2013 due to timing of inventory purchases and support for improved sales.

Net property, plant and equipment at June 30, 2014 increased to $77.2 million from $76.4 million at December 31, 2013. This was the net effect of $5.6 million of capital expenditures, partially offset by depreciation expense.

Intangible assets decreased to $54.8 million at June 30, 2014 from $57.3 million at December 31, 2013 due to normal amortization expense.

Short-term debt decreased from $70.0 million at December 31, 2013 to $68.7 million at June 30, 2014 as the Company used excess cash to reduce debt levels.

Payables decreased to $18.1 million at June 30, 2014 from $18.6 million at December 31, 2013 due primarily to the timing of purchases and payments.

Accrued income and other taxes increased to $4.0 million at June 30, 2014 from $1.2 million at December 31, 2013 due to the higher net earnings and corresponding tax effect, as well as the timing of tax payments.

The overall increase in total shareholders’ equity from $196.6 million at December 31, 2013 to $206.9 million at June 30, 2014 was the net effect of net earnings and stock options exercised, offset by dividends paid.

The Company’s financial condition remains strong. In May 2012, the Company signed a credit agreement that increased its principal line of credit from $90.0 million to $125.0 million with its primary lender for a three year period. The line was reduced by $16.7 million in May 2013 and was scheduled to be reduced by a similar amount in May 2014. The Company amended this line of credit effective May 1, 2014 to a three-year $105.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a euro line of credit. While the facility is unsecured, there are a number of financial covenants with which the Company is in compliance as of June 30, 2014. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $45.8 million of unused credit lines available at June 30, 2014.

Other Matters

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2013 and the first half of 2014 were not material.

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

Item 4    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2014. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information
Item 6  Exhibits

Exhibit No.	Description

4	Second Amendment to Credit Agreement dated May 1, 2014, related to the Loan Agreement dated May 23, 2012 between Badger Meter, Inc. and BMO Harris Bank NA for Badger Meter, Inc.’s credit agreement.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: July 24, 2014	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President – Controller

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended June 30, 2014

Exhibit Index

Exhibit No.	Description

4	Second Amendment to Credit Agreement dated May 1, 2014, related to the Loan Agreement dated May 23, 2012 between Badger Meter, Inc. and BMO Harris Bank NA for Badger Meter, Inc.'s credit agreement.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.