Form 10-Q
period 2014-09-30
BADGER METER INC
filed 2014-10-31
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 10, 2014, there were 14,449,463 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended September 30, 2014

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	(Unaudited)
	(In thousands)
Assets	2014	2013
Current assets:
Cash	$10,366	$7,263
Receivables	58,012	50,133
Inventories:
Finished goods	19,503	17,704
Work in process	13,996	12,330
Raw materials	30,704	30,905
Total inventories	64,203	60,939
Prepaid expenses and other current assets	4,373	3,994
Deferred income taxes	4,919	4,834
Total current assets	141,873	127,163
Property, plant and equipment, at cost	171,432	164,138
Less accumulated depreciation	(93,712)	(87,722)
Net property, plant and equipment	77,720	76,416
Intangible assets, at cost less accumulated amortization	53,401	57,317
Prepaid pension	4,959	4,312
Other assets	8,019	6,155
Goodwill	44,695	44,695
Total assets	$330,667	$316,058

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$61,664	$70,045
Payables	18,712	18,554
Accrued compensation and employee benefits	10,776	7,337
Warranty and after-sale costs	1,140	882
Income and other taxes	2,858	1,223
Total current liabilities	95,150	98,041
Other long-term liabilities	1,343	1,324
Deferred income taxes	9,730	9,790
Accrued non-pension postretirement benefits	5,923	5,934
Other accrued employee benefits	4,329	4,406
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	20,520	20,504
Capital in excess of par value	47,537	45,627
Reinvested earnings	186,099	170,318
Accumulated other comprehensive loss	(7,825)	(7,524)
Less: Employee benefit stock	(995)	(1,075)
Treasury stock, at cost	(31,144)	(31,287)
Total shareholders’ equity	214,192	196,563
Total liabilities and shareholders’ equity	$330,667	$316,058
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2014	2013	2014	2013
Net sales	$96,271	$92,963	$275,429	$253,112
Cost of sales	59,806	59,860	175,182	165,126
Gross margin	36,465	33,103	100,247	87,986
Selling, engineering and administration	20,482	19,230	62,353	59,228
Operating earnings	15,983	13,873	37,894	28,758
Interest expense, net	273	264	875	844
Earnings before income taxes	15,710	13,609	37,019	27,914
Provision for income taxes	5,479	4,560	13,342	9,677
Net earnings	$10,231	$9,049	$23,677	$18,237

Earnings per share:
Basic	$0.71	$0.63	$1.67	$1.27
Diluted	$0.71	$0.63	$1.66	$1.26

Dividends declared per common share	$0.19	$0.18	$0.55	$0.52

Shares used in computation of earnings per share:
Basic	14,312,847	14,371,718	14,177,483	14,353,700
Impact of dilutive securities	64,108	75,017	70,643	79,543
Diluted	14,376,955	14,446,735	14,248,126	14,433,243
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2014	2013	2014	2013
Net earnings	$10,231	$9,049	$23,677	$18,237
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,203)	610	(1,137)	242
Employee benefit funded status adjustment, net of tax	567	166	836	968
Comprehensive income	$9,595	$9,825	$23,376	$19,447
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
	September 30
	(Unaudited) (In thousands)
	2014	2013
Operating activities:
Net earnings	$23,677	$18,237
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	6,942	6,457
Amortization	3,821	3,805
Deferred income taxes	(98)	(45)
Noncurrent employee benefits	933	585
Stock-based compensation expense	1,089	708
Changes in:
Receivables	(8,723)	(10,284)
Inventories	(3,554)	6,736
Prepaid expenses and other current assets	(412)	182
Liabilities other than debt	4,511	2,364
Total adjustments	4,509	10,508
Net cash provided by operations	28,186	28,745

Investing activities:
Property, plant and equipment expenditures	(8,776)	(9,316)
Acquisitions, net of cash acquired and future payments	(1,500)	(14,464)
Net cash used for investing activities	(10,276)	(23,780)

Financing activities:
Net decrease in short-term debt	(7,954)	(1,648)
Dividends paid	(7,900)	(7,426)
Proceeds from exercise of stock options	557	1,270
Tax benefit on stock options	161	363
Issuance of treasury stock	423	450
Net cash used for financing activities	(14,713)	(6,991)

Effect of foreign exchange rates on cash	(94)	93

Increase (decrease) in cash	3,103	(1,933)
Cash – beginning of period	7,263	6,554
Cash – end of period	$10,366	$4,621
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at September 30, 2014, results of operations for the three- and nine-month periods ended September 30, 2014 and 2013, comprehensive income for the three- and nine-month periods ended September 30, 2014 and 2013, and cash flows for the nine-month periods ended September 30, 2014 and 2013. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Balance at beginning of period	$1,433	$695	$882	$881
Net additions charged to earnings	366	264	1,544	606
Costs incurred	(659)	(275)	(1,286)	(803)
Balance at end of period	$1,140	$684	$1,140	$684

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

The following table sets forth the components of net periodic benefit cost for the three months ended September 30, 2014 and 2013 based on December 31, 2013 and 2012 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2014	2013	2014	2013
Service cost – benefits earned during the year	$15	$7	$32	$32
Interest cost on projected benefit obligations	496	491	67	60
Expected return on plan assets	(703)	(678)	—	—
Amortization of prior service cost	—	—	41	34
Amortization of net loss	174	180	—	—
Settlement expense	680	46	—	—
Net periodic benefit cost	$662	$46	$140	$126
The following table sets forth the components of net periodic benefit cost for the nine months ended September 30, 2014 and 2013 based on December 31, 2013 and 2012 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2014	2013	2014	2013
Service cost – benefits earned during the year	$47	$22	$97	$116
Interest cost on projected benefit obligations	1,489	1,383	202	192
Expected return on plan assets	(2,110)	(2,057)	—	—
Amortization of prior service cost	—	—	121	120
Amortization of net loss	521	613	—	—
Settlement expense	680	793	—	—
Net periodic benefit cost	$627	$754	$420	$428

The Company disclosed in its financial statements for the year ended December 31, 2013 that it was not required to make a minimum contribution to the defined benefit pension plan for the 2014 calendar year. The Company continues to believe no additional contributions will be required during 2014. During the third quarter of 2014, the Company began moving assets within its defined pension plan from its equity and fixed income policy towards a strategy more focused on fixed income. The intent was to more closely align assets with the corresponding pension liability and reduce exposure in equities. This had no impact on the results of operations in the third quarter of 2014, but will likely increase expense in 2015 and beyond as the return on assets assumption is adjusted to reflect the new policy.

The Company also disclosed in its financial statements for the year ended December 31, 2013 that it estimated it would pay $0.5 million in other postretirement benefits in 2014 based on actuarial estimates. As of September 30, 2014, $0.3 million of such benefits have been paid. The Company continues to believe that its estimated payments for the full year are reasonable. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2014 will not impact the expense for postretirement benefits for 2014.

Note 4 Accumulated Other Comprehensive Loss

Components of and changes in accumulated other comprehensive loss at September 30, 2014 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(9,280)	$1,756	$(7,524)
Other comprehensive income before reclassifications	—	(1,137)	(1,137)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.5) million	836	—	836
Net current period other comprehensive income, net of tax	836	(1,137)	(301)
Accumulated other comprehensive (loss) income	$(8,444)	$619	$(7,825)

Details of reclassifications out of accumulated other comprehensive loss during the nine months ended September 30, 2014 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service cost (1)	$121
Settlement expense (1)	680
Amortization of actuarial loss (1)	521
Total before tax	1,322
Income tax benefit	(486)
Amount reclassified out of accumulated other comprehensive loss	$836

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost in Note 3 "Employee Benefit Plans."

Components of and changes in accumulated other comprehensive loss at September 30, 2013 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(15,532)	$1,584	$(13,948)
Other comprehensive income before reclassifications	—	242	242
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.6) million	968	—	968
Net current period other comprehensive income, net of tax	968	242	1,210
Accumulated other comprehensive (loss) income	$(14,564)	$1,826	$(12,738)

Details of reclassifications out of accumulated other comprehensive loss during the nine months ended September 30, 2013 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service cost (1)	120
Settlement expense (1)	793
Amortization of actuarial loss (1)	613
Total before tax	1,526
Income tax benefit	(558)
Amount reclassified out of accumulated other comprehensive loss	$968

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost in Note 3 "Employee Benefit Plans."

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

The purchase price was $13.8 million in cash, including a small working capital adjustment. The purchase price included a final $3.0 million payment, of which half was due by January 10, 2014 and half was due by October 10, 2014, and these amounts were recorded in payables on the Consolidated Balance Sheets at December 31, 2013. As of December 31, 2013, the Company completed its analysis for estimating the fair value of the assets acquired and liabilities assumed, and merged the Aquacue, Inc. legal entity into the Company.

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

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2013 and the first three quarters of 2014 were not material.

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

Note 7 Income Taxes

The provision for income taxes as a percentage of earnings before income taxes for the third quarter of 2014 was 34.9% compared to 33.5% in the third quarter of 2013. The provision for income taxes as a percentage of earnings before income taxes for the first three quarters of 2014 was 36.0% compared to 34.7% in the first three quarters of 2013. Interim provisions are tied to an estimate of the overall annual rate which can vary due to state taxes, the relationship of foreign and domestic earnings, and production credits available. These items cause variations between periods.

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

On October 1, 2014, the Company acquired 100% of the outstanding common stock of National Meter and Automation, Inc. (“NMA”) of Centennial, Colorado, which is a distribution company. The Company considers NMA to be one of its strongest and largest distributors and this will serve as a platform for future distribution initiatives should the Company decide to expand its interests. The Company will include NMA with its municipal water product line.

The purchase price was $20.7 million in cash, which included a fair value estimate of $1.0 million for a potential earn-out payment based on revenue goals, as well as approximately $1.8 million to be held in escrow until the fourth quarter of 2015. The components of the purchase price include an estimated $3.9 million of receivables, $4.8 million of inventory, $2.9 million of fixed assets, $9.6 million of intangibles, and $2.9 million of goodwill, offset by other liabilities. These amounts are preliminary. The acquisition will be accounted for under the purchase method, and accordingly, the results of operations will be included in the Company’s financial statements from the date of acquisition. Acquisition costs are immaterial and this acquisition is not expected to have a material impact on the Company’s consolidated condensed financial statements or the notes thereto for 2014.

Note 10 New Pronouncements

In April, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in ASU 2014-08 raise the threshold for a disposal to qualify as discontinued operations and require new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This ASU will be applied prospectively and is effective for interim and annual periods beginning after December 15, 2014. Early adoption is permitted provided the disposal was not previously disclosed. The Company does not expect this ASU to have a material impact on its financial condition, results of operations and presentation of its financial statements.

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers." ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, to identify the performance obligations in the contact, to determine the transaction price, to allocate the transaction price to the performance obligations in the contract and to recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning on January 1, 2017 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company has not yet determined the impact that the adoption of this guidance will have on its financial condition, results of operations and the presentation of its financial statements.

Item 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Description and Overview

Badger Meter is an innovator in flow measurement and control products, serving water utilities, municipalities, and commercial and industrial customers worldwide. The Company’s products measure water, oil, chemicals and other fluids, and are known for accuracy, long-lasting durability and for providing valuable and timely measurement data. The Company’s product lines fall into three categories: sales of water meters and related technologies to municipal water utilities (municipal water), sales of meters to various industries for water and other fluids (flow instrumentation), and sales of gas meter radios and concrete vibrators to unique markets (specialty products). The Company estimates that over 75% of its products are used in water applications when all categories are grouped together.

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

Flow instrumentation includes meters and valves sold worldwide to measure and control materials flowing through a pipe or pipeline including water, air, steam, oil, and other liquids and gases. These products are used in a variety of applications, such as water/wastewater; heating, ventilating and air conditioning (HVAC); oil and gas; chemical and petrochemical; food and beverage; and pharmaceutical production.

Specialty products include sales of radio technology to natural gas utilities for installation on their gas meters, and concrete vibrators used in the concrete construction process.

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

In January 2014, the Company launched its new BEACON AMA system. BEACON AMA combines the BEACON analytical software suite with proven ORION AMI technology using fixed and cellular networks in a managed solution, improving utilities’ visibility of their water consumption and reducing the need for costly infrastructure. With the release of BEACON AMA, the Company also became the first major worldwide water meter company to release a cost-effective cellular-based solution for system-wide deployment. BEACON AMA enables two-way communication between the water meter and the meter reading system.

The BEACON AMA secure, hosted software suite includes a customizable dashboard, the ability to establish alerts for specific conditions, and consumer engagement tools that allow end water customers to view and manage their water usage activity. Benefits to the utility include faster leak detection, easier revenue management, the ability to promote and quantify the effects of its water conservation efforts, easier compliance reporting, and improved customer service.

The Company’s net sales and corresponding net earnings depend on unit volume and product mix, with the Company generally earning higher margins on meters equipped with radio technology. In addition to selling its proprietary radio products, including the ORION radio technologies and GALAXY AMI/AMA system, the Company also remarkets the Itron® radio products under a license and distribution agreement with Itron, Inc. The Company’s proprietary radio products generally result in higher margins than the remarketed, non-proprietary technology products. The Company also sells registers and endpoints separately to customers who wish to upgrade their existing meters in the field.

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

Business Trends

Increasingly, the electric utility industry relies on AMI technology for two-way communication to monitor and control electrical devices at the customer's site. Although the Company does not sell products for electric market applications, the trend toward AMI affects the markets in which the Company does participate, particularly for those customers in the water utility market that are interested in more frequent and diverse data collection. Specifically, AMI and AMA technologies enable water utilities to capture readings from each meter at more frequent and variable intervals. Similar to the electric utility industry in recent years, the water utility industry is beginning to see the adoption of electronic (static) meters. Electronic water metering has lower barriers to entry which could affect the competitive landscape in North America.

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

The purchase price was $13.8 million in cash, including a small working capital adjustment. The purchase price included a final $3.0 million payment, of which half was due by January 10, 2014 and half was due by October 10, 2014, and these amounts were recorded in payables on the Consolidated Balance Sheets at December 31, 2013. As of December 31, 2013, the Company completed its analysis for estimating the fair value of the assets acquired and liabilities assumed, and merged the Aquacue, Inc. legal entity into the Company. This acquisition is further described in Note 5 “Acquisition” in the Notes to Unaudited Consolidated Condensed Financial Statements.

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

As the industry continues to evolve, the Company has been vigilant in anticipating and exceeding customer expectations. In 2011, the Company introduced AMA as a hardware and software solution for water and gas utilities, and then in early 2014 launched its new BEACON AMA system as a managed solution which it believes will help maintain the Company's position as a market leader. Results for this new product were not significant in the first three quarters of 2014.

The Company continues to seek opportunities for additional revenue enhancement. For instance, the Company is periodically asked to oversee and perform field installation of its products for certain customers. The Company assumes the role of general contractor, hiring installation subcontractors and supervising their work. The Company also supports its product and technology sales with the sale of extended service programs that provide additional services beyond the standard warranty. In recent years, the Company has sold ORION radio technology to natural gas utilities for installation on their gas meters. And most recently, the introduction of the BEACON AMA system opens the door to “software as a service” revenues. With the exception of a large sale of gas radios to one particular customer several years ago, revenues from such products and services are not yet significant and the Company is uncertain of the potential growth achievable for such products and services in future periods.

Results of Operations -Three Months Ended September 30, 2014

The Company’s net sales for the three months ended September 30, 2014 increased $3.3 million, or 3.5%, to $96.3 million compared to $93.0 million during the same period in 2013. The increase was the net result of higher sales of municipal water and flow instrumentation products, offset slightly by lower specialty product sales.

Municipal water sales increased $2.7 million, or 4.0%, to $69.9 million in the third quarter of 2014 from $67.2 million in the third quarter of 2013. These sales represented 72.6% of sales for the three months ended September 30, 2014 compared to 72.2% in the same period in 2013. The increase was due to higher sales of residential meters both with and without radio technology, offset by lower sales of commercial meters and related technologies. Sales of residential meters and related technology increased 6.5% due primarily to higher volumes of product sold. Commercial meter sales decreased 5.6% in this period over the same period in 2013 due to lower volumes of products sold. The residential product increases are a continuation of a return to normal buying patterns on the part of water utilities, continued early efforts by the Company to sell products in other parts of the world and selling products to former customers of a competitor. The residential increases were offset slightly by lower overall prices. The Company attributes the decline in volumes for commercial meters to timing issues as these sales can vary. The decline in the current quarter was measured against the third quarter of 2013, which had an unusually large sales volume.

Flow instrumentation products represented 24.3% of sales for the three months ended September 30, 2014 compared to 23.9% in the same period in 2013. These sales increased $1.2 million, or 5.4%, to $23.4 million from $22.2 million in the same period last year. Most products within this group saw increases in total sales due to higher volumes on relatively consistent pricing.

Specialty application products represented 3.1% of sales for the three months ended September 30, 2014 compared to 3.9% in the same period in 2013. These sales decreased $0.6 million, or 16.7%, in the third quarter of 2014, to $3.0 million from $3.6 million during the same period in 2013. The decrease was due primarily to lower sales of gas radios, offset slightly by an increase in sales of concrete vibrators.

Gross margin as a percentage of sales was 37.9% in the third quarter of 2014 compared to 35.6% in the third quarter of 2013. The increase was due in part to lower overall costs, particularly slow moving and obsolete inventory charges and favorable exchange rates on parts sourced from Europe. Overall shifts in product mix also contributed to the higher margin percentage.

Selling, engineering and administration expenses for the three months ended September 30, 2014 increased $1.3 million, or 6.8%, to $20.5 million from $19.2 million in the same period in 2013. The increase was due primarily to higher employee compensation that includes both incentives due to better financial results to date and partial settlement charges due to pension plan lump sum payments, higher professional fees associated with an acquisition that was completed on October 1, 2014, and increased amortization expenses associated with recently installed software.

Included in the third quarter 2014 was a $0.7 million non-cash pension charge as a result of payouts from the pension plan occurring faster than the assumed rate that was recorded in cost of sales and selling, engineering and administration expenses.

Operating earnings for the third quarter of 2014 increased $2.1 million, or 15.1%, to $16.0 million compared to $13.9 million in the same period in 2013 primarily as a result of the higher sales and gross margins, offset by higher selling, engineering and administration expenses.

Interest expense, net for the quarter ended September 30, 2014 increased slightly compared to the third quarter of 2013 due to higher average debt balances.

The provision for income taxes as a percentage of earnings before income taxes for the third quarter of 2014 was 34.9% compared to 33.5% in the third quarter of 2013. Interim provisions are tied to an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and production credits available.

As a result of the above mentioned items, net earnings for the three months ended September 30, 2014 were $10.2 million, or $0.71 per diluted share, compared to $9.0 million, or $0.63 per diluted share, for the same period in 2013.

Results of Operations - Nine Months Ended September 30, 2014

The Company’s net sales for the nine months ended September 30, 2014 increased $22.3 million, or 8.8%, to $275.4 million compared to $253.1 million during the same period in 2013. The increase was the net result of higher sales of municipal water and flow instrumentation products, offset somewhat by lower sales of specialty products.

Municipal water sales increased $23.1 million, or 13.3%, from $173.5 million in the first nine months of 2013 to $196.6 million in the first nine months of 2014. These sales represented 71.4% of sales for the nine months ended September 30, 2014 compared to 68.5% in the same period in 2013. The increase was due to higher sales of residential meters both with and without radio technology as well as higher commercial meter sales. Sales of residential meters and related technology increased 14.0% due primarily to higher volumes of product sold. Commercial meter sales increased 10.8% in this period over the same period in 2013 also due to higher volumes of products sold. Prices were slightly lower between periods. Early in any given year, winter weather and the particular mix of customers can have an impact on overall results. The results in the first nine months of 2013 were adversely affected by weather early in the year for that period’s particular mix of customers. While weather also had an impact in early 2014 for certain areas of the country, much of the sales increase in the first part of the nine month period was due to customers in states that experienced a milder than normal winter. Overall, the increase was also due to the continuation of a return to normal buying patterns on the part of water utilities, as well as early efforts by the Company to sell products in other parts of the world. Additionally, the Company is selling products to former customers of a competitor that ceased North American production of mechanical meters.

Flow instrumentation products represented 25.8% of sales for the nine months ended September 30, 2014 compared to 27.6% in the same period in 2013. These sales increased $1.4 million, or 2.0%, to $71.1 million from $69.7 million in the same period last year. Most products within this group saw increases due to volume gains on relatively consistent pricing.

Specialty application products represented 2.8% of sales for the nine months ended September 30, 2014 compared to 3.9% in the same period in 2013. These sales decreased $2.2 million in the first nine months of 2014, or 22.2%, to $7.7 million from $9.9 million during the same period in 2013. The decrease was due to lower sales of gas radios, offset by an increase in concrete vibrator sales.

Gross margin as a percentage of sales was 36.4% in the first nine months of 2014 compared to 34.8% in the first nine months of 2013. The increase was principally the net effect of higher unit volumes which resulted in better capacity utilization and lower overall costs. The gross margin also benefited from lower commodity costs.

Selling, engineering and administration expenses for the nine months ended September 30, 2014 increased $3.2 million, or 5.4%, to $62.4 million compared to $59.2 million in the same period in 2013. Included in this year’s expenses were charges totaling $1.7 million (approximately $0.07 per diluted share) related to due diligence and other transaction costs for a potential acquisition that ultimately was not pursued. The remainder of the increase was due to higher employee compensation incentives, offset by lower product development charges as these charges return to more historic levels.

Included in the first nine months of 2014 was a $0.7 million non-cash pension charge as a result of payouts from the pension plan occurring faster than the assumed rate that was recorded in cost of sales and selling, engineering and administration expenses. This compares to a $0.8 million non-cash pension charge that was recorded in the comparable period of 2013.

Operating earnings for the first nine months of 2014 increased $9.1 million, or 31.6%, to $37.9 million compared to $28.8 million in the same period in 2013 as a net result of the higher sales and gross margins, offset somewhat by the higher selling, engineering and administration expenses.

Interest expense, net for the nine months ended September 30, 2014 increased slightly compared to the same period in 2013 due to higher average debt balances compared to the first nine months of 2013.

The provision for income taxes as a percentage of earnings before income taxes for the first nine months of 2014 was 36.0% compared to 34.7 % in the first nine months of 2013. Interim provisions are tied to an estimate of the overall annual rate which can vary due to state taxes, the relationship of foreign and domestic earnings, and production credits available.

As a result of the above mentioned items, net earnings for the nine months ended September 30, 2014 were $23.7 million, or $1.66 per diluted share, compared to $18.2 million, or $1.26 per diluted share, for the same period in 2013.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $28.2 million for the first nine months of 2014 compared to $28.7 million in the first nine months of 2013. Cash generated in the first nine months of 2014 decreased primarily due to increases in receivables and inventories, partially offset by higher net earnings.

Receivables increased from $50.1 million at December 31, 2013 to $58.0 million at September 30, 2014. Generally, sales are lower in the fourth quarter resulting in lower receivable balances at year end. The Company believes its net receivables balance is fully collectible.

Inventories at September 30, 2014 increased $3.3 million to $64.2 million at September 30, 2014 from $60.9 million at December 31, 2013 due to timing of inventory purchases and support for improved sales.

Net property, plant and equipment at September 30, 2014 increased to $77.7 million from $76.4 million at December 31, 2013. This was the net effect of $8.8 million of capital expenditures, partially offset by depreciation expense.

Intangible assets decreased to $53.4 million at September 30, 2014 from $57.3 million at December 31, 2013 due to normal amortization expense.

Short-term debt decreased from $70.0 million at December 31, 2013 to $61.7 million at September 30, 2014 as the Company used excess cash to reduce debt levels.

Payables of $18.7 million at September 30, 2014 were relatively unchanged from $18.6 million at December 31, 2013. These balances are affected by the timing of purchases and payments.

Accrued compensation and employee benefits increased to $10.8 million at September 30, 2014 from $7.3 million at December 31, 2013 due to higher accrued employee compensation as a result of improved financial results in to date in 2014.

Accrued income and other taxes increased to $2.9 million at September 30, 2014 from $1.2 million at December 31, 2013 due to the higher net earnings and corresponding tax effect and the timing of tax payments.

The overall increase in total shareholders’ equity from $196.6 million at December 31, 2013 to $214.2 million at September 30, 2014 was the net effect of net earnings and stock options exercised, offset by dividends paid.

The Company’s financial condition remains strong. In May 2012, the Company signed a credit agreement that increased its principal line of credit from $90.0 million to $125.0 million with its primary lender for a three year period. The line was reduced by $16.7 million in May 2013 and was scheduled to be reduced by a similar amount in May 2014. The Company amended this line of credit effective May 1, 2014 to a three-year $105.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit. While the facility is unsecured, there are a number of financial covenants with which the Company is in compliance as of September 30, 2014. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $52.1 million of unused credit lines available at September 30, 2014.

Other Matters

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2013 and the first three quarters of 2014 were not material.

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

Item 4    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2014. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: October 31, 2014	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President – Controller

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended September 30, 2014

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.