Form 10-Q
period 2015-03-31
BADGER METER INC
filed 2015-04-23
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 9, 2015, there were 14,477,610 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended March 31, 2015

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

•	the success or failure of newer Company products;

•	changes in competitive pricing and bids in both the domestic and foreign marketplaces, and continued intense price competition on government bid contracts for lower cost, manually read meters;

•	the actions (or lack thereof) of the Company’s competitors;

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

•	the Company’s ability to successfully identify, complete and integrate acquired businesses or products;

•	changes in foreign economic conditions, particularly currency fluctuations in the United States dollar, the Euro and the Mexican peso;

•	the inability to develop technologically advanced products;

•	the failure of the Company’s products to operate as intended;

•	the inability to protect the Company’s proprietary rights to its products;

•	disruptions and other damages to information technology and other networks and operations due to breaches in data security;

•	transportation delays or interruptions;

•	the loss of certain single-source suppliers; and

•
changes in laws and regulations, particularly laws dealing with the use of lead (which can be used in the manufacture of certain meters incorporating brass housings) and the United States Federal Communications Commission rules affecting the use and/or licensing of radio frequencies necessary for the technology products.

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	March 31,	December 31,
	(Unaudited)
	(In thousands)
Assets	2015	2014
Current assets:
Cash	$8,373	$6,656
Receivables	53,194	53,967
Inventories:
Finished goods	26,484	25,362
Work in process	11,432	13,047
Raw materials	34,092	33,365
Total inventories	72,008	71,774
Prepaid expenses and other current assets	4,085	4,538
Deferred income taxes	4,286	4,170
Total current assets	141,946	141,105
Property, plant and equipment, at cost	179,781	177,400
Less accumulated depreciation	(97,436)	(95,594)
Net property, plant and equipment	82,345	81,806
Intangible assets, at cost less accumulated amortization	60,243	61,672
Prepaid pension	561	456
Other assets	9,620	8,397
Goodwill	47,712	47,722
Total assets	$342,427	$341,158

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$75,923	$75,927
Payables	18,435	16,059
Accrued compensation and employee benefits	8,001	11,901
Warranty and after-sale costs	1,546	1,739
Income and other taxes	2,877	1,449
Total current liabilities	106,782	107,075
Other long-term liabilities	2,064	1,735
Deferred income taxes	6,409	6,399
Accrued non-pension postretirement benefits	6,394	6,342
Other accrued employee benefits	4,906	5,276
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	20,527	20,523
Capital in excess of par value	48,807	48,353
Reinvested earnings	190,859	189,365
Accumulated other comprehensive loss	(12,421)	(11,856)
Less: Employee benefit stock	(869)	(922)
Treasury stock, at cost	(31,031)	(31,132)
Total shareholders’ equity	215,872	214,331
Total liabilities and shareholders’ equity	$342,427	$341,158
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands except share and per share amounts)
	2015	2014
Net sales	$83,644	$83,496
Cost of sales	53,569	54,545
Gross margin	30,075	28,951
Selling, engineering and administration	23,022	21,261
Operating earnings	7,053	7,690
Interest expense, net	317	291
Earnings before income taxes	6,736	7,399
Provision for income taxes	2,509	2,767
Net earnings	$4,227	$4,632

Earnings per share:
Basic	$0.29	$0.33
Diluted	$0.29	$0.32

Dividends declared per common share	$0.19	$0.18

Shares used in computation of earnings per share:
Basic	14,332,775	14,240,220
Impact of dilutive securities	74,232	89,977
Diluted	14,407,007	14,330,197
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands)
	2015	2014
Net earnings	$4,227	$4,632
Other comprehensive income (loss):
Foreign currency translation adjustment	(696)	140
Pension and postretirement benefits, net of tax	131	121
Comprehensive income	$3,662	$4,893
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Three Months Ended
	March 31
	(Unaudited) (In thousands)
	2015	2014
Operating activities:
Net earnings	$4,227	$4,632
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	2,202	2,474
Amortization	2,446	1,274
Deferred income taxes	(135)	(66)
Noncurrent employee benefits	148	(113)
Stock-based compensation expense	371	363
Changes in:
Receivables	110	(4,772)
Inventories	(692)	(2,998)
Prepaid expenses and other current assets	405	646
Liabilities other than debt	(2,302)	(859)
Total adjustments	2,553	(4,051)
Net cash provided by operations	6,780	581

Investing activities:
Property, plant and equipment expenditures	(3,197)	(3,328)
Net cash used for investing activities	(3,197)	(3,328)

Financing activities:
Net increase in short-term debt	578	3,784
Dividends paid	(2,733)	(2,580)
Proceeds from exercise of stock options	127	417
Tax benefit on stock options	49	145
Issuance of treasury stock	60	66
Net cash provided by (used for) financing activities	(1,919)	1,832

Effect of foreign exchange rates on cash	53	60

Increase (decrease) in cash	1,717	(855)
Cash – beginning of period	6,656	7,263
Cash – end of period	$8,373	$6,408
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at March 31, 2015, results of operations for the three-month periods ended March 31, 2015 and 2014, comprehensive income for the three-month periods ended March 31, 2015 and 2014, and cash flows for the three-month periods ended March 31, 2015 and 2014. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 Additional Financial Information Disclosures

The consolidated condensed balance sheet at December 31, 2014 was derived from amounts included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Refer to the footnotes to the financial statements included in that report for a description of the Company’s accounting policies and for additional details of the Company’s financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.

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

	Three months ended
	March 31,
(In thousands)	2015	2014
Balance at beginning of period	$1,739	$882
Net additions charged to earnings	335	586
Costs incurred	(525)	(269)
Balance at end of period	$1,549	$1,199

Note 3 Employee Benefit Plans

The Company maintains a non-contributory defined benefit pension plan that covers substantially all U.S. employees who were employed at December 31, 2011. After that date, no further benefits are being accrued in this plan. For the frozen pension plan, benefits are based primarily on years of service and, for certain employees, levels of compensation.

The Company also maintains supplemental non-qualified plans for certain officers and other key employees, and an Employee Savings and Stock Option Plan (“ESSOP”).

The Company additionally has a postretirement healthcare benefit plan that provides medical benefits for certain U.S. retirees and eligible dependents hired prior to November 1, 2004. Employees are eligible to receive postretirement healthcare benefits upon meeting certain age and service requirements. No employees hired after October 31, 2004 are eligible to receive these benefits. This plan requires employee contributions to offset benefit costs.

The following table sets forth the components of net periodic benefit cost (income) for the three months ended March 31, 2015 and 2014 based on December 31, 2014 and 2013 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2015	2014	2015	2014
Service cost – benefits earned during the year	$16	$7	$40	$36
Interest cost on projected benefit obligations	446	494	66	73
Expected return on plan assets	(543)	(713)	—	—
Amortization of prior service cost	—	—	13	40
Amortization of net loss	191	153	—	—
Net periodic benefit cost (income)	$110	$(59)	$119	$149

The Company disclosed in its financial statements for the year ended December 31, 2014 that it was not required to make a minimum contribution to the defined benefit pension plan for the 2015 calendar year. The Company continues to believe no additional contributions will be required during 2015. During the third quarter of 2014, the Company began moving assets within its defined pension plan from its equity and fixed income policy towards a strategy more focused on fixed income. The intent was to more closely align assets with the corresponding pension liability and reduce exposure in equities.

The Company also disclosed in its financial statements for the year ended December 31, 2014 that it estimated it would pay $0.4 million in other postretirement benefits in 2015 based on actuarial estimates. As of March 31, 2015, $0.1 million of such benefits have been paid. The Company continues to believe that its estimated payments for the full year are reasonable. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2015 will not impact the expense for postretirement benefits for 2015.

Note 4 Accumulated Other Comprehensive Loss

Components of and changes in accumulated other comprehensive loss at March 31, 2015 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(11,891)	$35	$(11,856)
Other comprehensive loss before reclassifications	—	(696)	(696)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.1) million	131	—	131
Net current period other comprehensive income (loss), net of tax	131	(696)	(565)
Accumulated other comprehensive loss	$(11,760)	$(661)	$(12,421)

Details of reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2015 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service cost (1)	$13
Amortization of actuarial loss (1)	191
Total before tax	204
Income tax benefit	(73)
Amount reclassified out of accumulated other comprehensive loss	$131

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (income) in Note 3 “Employee Benefit Plans.”

Components of and changes in accumulated other comprehensive loss at March 31, 2014 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(9,280)	$1,756	$(7,524)
Other comprehensive income before reclassifications	—	140	140
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.1) million	121	—	121
Net current period other comprehensive income, net of tax	121	140	261
Accumulated other comprehensive (loss) income	$(9,159)	$1,896	$(7,263)

Details of reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2014 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service cost (1)	40
Amortization of actuarial loss (1)	153
Total before tax	193
Income tax benefit	(72)
Amount reclassified out of accumulated other comprehensive loss	$121

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (income) in Note 3 “Employee Benefit Plans.”

Note 5 Acquisitions

On October 1, 2014, the Company acquired 100% of the outstanding common stock of National Meter and Automation, Inc. (“National Meter”) of Centennial, Colorado. The purchase was estimated to add approximately $15 million of incremental annual revenues to Badger Meter, after eliminating what would be intercompany sales. National Meter was a major distributor of Badger Meter products for the municipal water utility market, serving customers in Colorado, California, Nevada, Arizona and southern Wyoming. National Meter has become a regional distribution center for Badger Meter in the same areas. In addition to its primary product line of water meters and metering reading systems, National Meter provides services including meter testing, leak detection, water audits, meter and meter reading system installation and meter reading.

The total purchase consideration for National Meter was $22.9 million, which included $20.3 million in cash, a small working capital adjustment and settlement of pre-existing receivables. The Consolidated Balance Sheets at December 31, 2014 included $2.5 million of deferred payments, of which $2.0 million is payable in October 2015 and early 2016 and was recorded in payables, and $0.5 million is payable in early 2017 and was recorded in other long-term liabilities. The Company’s allocation of the purchase price as of December 31, 2014 included $3.9 million of receivables, $4.5 million of inventories, $2.8 million of property, plant and equipment, $9.8 million of intangibles, and $3.0 million of goodwill, offset by $0.1 million of current liabilities. The intangible assets acquired are primarily customer relationships with an estimated average useful life of 12 years. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is based upon the estimated fair values at the date of acquisition. For the period ended March 31, 2015, minor adjustments were made, which were not material. The Company intends to finalize the valuation in 2015.

The National Meter acquisition was accounted for under the purchase method, and accordingly, the results of operations were included in the Company’s financial statements from the date of acquisition. The acquisition did not have a material impact on the Company’s consolidated financial statements or the notes thereto for 2014.

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

The Aquacue acquisition was accounted for under the purchase method, and accordingly, the results of operations were included in the Company’s financial statements from the date of acquisition. The acquisition did not have a material impact on the Company’s consolidated condensed financial statements or the notes thereto for 2013.

Note 6 Contingencies, Litigation and Commitments

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2014 and the first quarter of 2015 were not material.

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

Note 7 Income Taxes

The provision for income taxes as a percentage of earnings before income taxes for the first quarter of 2015 was 37.2% compared to 37.4% in the first quarter of 2014. Interim provisions are tied to an estimate of the overall annual rate which can vary due to state taxes, the relationship of foreign and domestic earnings, and production credits available. These items cause variations between periods.

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

Water meter replacement and the adoption and deployment of new technology comprise the majority of water meter product sales, including radio products. To a much lesser extent, housing starts also contribute to the new product sales base. Over the last decade, there has been a growing trend in the conversion from manually read water meters to radio technology. This conversion rate is accelerating and contributes to an increased water meter and radio solutions base of business. The Company estimates that less than 50% of water meters installed in the United States have been converted to a radio solutions technology. The Company’s strategy is to fulfill customers’ metering expectations and requirements with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.

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

There are approximately 52,000 water utilities in the United States and the Company estimates that less than 50% of them have converted to a radio solutions technology. Although there is growing interest in AMI and AMA communication by water utilities, the vast majority of utilities installing such technology continue to select AMR technologies for their applications. The Company's ORION technology has experienced rapid acceptance in the United States as an increasing number of water utilities have selected ORION as their AMR solution. The Company anticipates that even with growing interest in AMI and AMA, AMR will continue to be the primary product of choice for a number of years. For many water utilities, AMR technology is simply the most cost-effective solution available today. However, with the introduction of its newer product offerings, including the recently introduced BEACON AMA system, the Company believes it is well-positioned to meet customers' future needs.

Acquisitions

On October 1, 2014, the Company acquired 100% of the outstanding common stock of National Meter and Automation, Inc. (“National Meter”) of Centennial, Colorado. The purchase was estimated to add approximately $15 million of incremental annual revenues to Badger Meter, after eliminating what would be intercompany sales. National Meter was a major distributor of Badger Meter products for the municipal water utility market, serving customers in Colorado, California, Nevada, Arizona and southern Wyoming. National Meter has become a regional distribution center for Badger Meter for the same areas. In addition to its primary product line of water meters and metering reading systems, National Meter provides services including meter testing, leak detection, water audits, meter and meter reading system installation and meter reading.

The total purchase consideration for National Meter was $22.9 million, which included $20.3 million in cash, a small working capital adjustment and settlement of pre-existing receivables. The Consolidated Balance Sheets at December 31, 2014 included $2.5 million of deferred payments, of which $2.0 million is payable in October 2015 and early 2016 and was recorded in payables, and $0.5 million is payable in early 2017 and was recorded in other long-term liabilities. As of March 31, 2015, the Company had not completed its analysis for estimating the fair value of the assets acquired and liabilities assumed. This acquisition is further described in Note 5 “Acquisitions” in the Notes to Unaudited Consolidated Condensed Financial Statements.

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

As the industry continues to evolve, the Company has been vigilant in anticipating and exceeding customer expectations. In 2011, the Company introduced AMA as a hardware and software solution for water and gas utilities, and then in early 2014 launched its new BEACON AMA system as a managed solution which it believes will help maintain the Company's position as a market leader. Results for this new product were neither significant in 2014 nor the first quarter of 2015, but sales continue to grow.

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

Results of Operations -Three Months Ended March 31, 2015

The Company’s net sales for the three months ended March 31, 2015 increased $0.1 million, or 0.1%, to $83.6 million compared to $83.5 million during the same period in 2014. The increase was the net result of higher sales of municipal water and specialty products, offset by lower sales of flow instrumentation products.

Municipal water sales represented 70.0% of sales in the first quarter of 2015 compared to 68.4% in the first quarter of 2014. These sales increased $1.4 million, or 2.5%, to $58.5 million in the first quarter of 2015 from $57.1 million in the first quarter of 2014. The increase was the net impact of higher residential meter sales, both with and without radio technology, offset by lower sales of commercial meters and related technologies. Sales of residential meters and related technology increased over 11% primarily due to higher volumes of product sold with technology. The first quarter of 2015 also included incremental revenue of $3.9 million, most of which was residential, associated with National Meter, which was acquired in October 2014. The remaining residential product increases were due to higher international sales, primarily in Mexico. Commercial meter sales decreased over 30% in this period over the same period in 2014 due to lower volumes of products sold. The Company attributes the decline in volumes for commercial meters to the fact that the first quarter of 2014 was unusually strong with a 62.4% increase over the first quarter of 2013. In the first quarter of 2015, these sales returned to a more normalized amount.

Flow instrumentation products represented 27.3% of sales for the three months ended March 31, 2015 compared to 29.1% in the same period in 2014. These sales decreased $1.5 million, or 6.2%, to $22.8 million from $24.3 million in the same period last year. Most products within this group saw increases in total sales due to higher volumes on slightly lower pricing. However, while sales of products sold in Euros saw increases when compared to the first quarter of 2014, the strengthening U.S. dollar had a negative impact when those sales were translated. In addition, there was a significant decline in sales of the Blancett turbine line due to lower purchases by a major customer in the oil and gas industry.

Specialty application products represented 2.7% of sales for the three months ended March 31, 2015 compared to 2.5% in the same period in 2014. These sales increased $0.2 million, or 9.5%, in the first quarter of 2015, to $2.3 million from $2.1 million during the same period in 2014. The increase was due to higher sales of gas radios and concrete vibrators.

Gross margin as a percentage of sales was 36.0% in the first quarter of 2015 compared to 34.7% in the first quarter of 2014. Much of the increase was due to the incremental gross profit of National Meter. The remainder of the change was due in part to lower overall costs due to favorable capacity utilization, less expensive raw materials and favorable exchange rates on parts sourced from Europe. Gross margin was negatively affected by lower prices charged, unfavorable exchange rate effects on sales and product mix.

Selling, engineering and administration expenses for the three months ended March 31, 2015 increased $1.7 million, or 8.0%, to $23.0 million from $21.3 million in the same period in 2014. The first quarter of 2015 included $2.3 million of charges associated with National Meter, which was acquired in October 2014. The first quarter of 2014 included charges totaling $1.7 million for due diligence and other transactions costs related to a potential acquisition that ultimately was not pursued. The remaining increase in the first quarter of 2015 was due primarily to higher software licensing fees and health care expenses as the Company is self- insured.

Operating earnings for the first quarter of 2015 decreased $0.6 million, or 7.8%, to $7.1 million compared to $7.7 million in the same period in 2014 primarily as a result of the lower commercial and Blancett meter sales, as well as the net negative effect of translation rates on sales and purchases, along with the higher selling, engineering and administration expenses.

The provision for income taxes as a percentage of earnings before income taxes for the first quarter of 2015 was 37.2% compared to 37.4% in the first quarter of 2014. Interim provisions are tied to an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings and production credits available.

As a result of the above mentioned items, net earnings for the three months ended March 31, 2015 were $4.2 million, or $0.29 per diluted share, compared to $4.6 million, or $0.32 per diluted share, for the same period in 2014.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $6.8 million for the first three months of 2015 compared to $0.6 million in the first three months of 2014. In 2014, cash was used to increase receivables and inventories, which did not occur in 2015.

Receivables decreased from $54.0 million at December 31, 2014 to $53.2 million at March 31, 2015. The decrease was due primarily to Euro-based receivables translated at a lower rate. The Company believes its net receivables balance is fully collectible.

Inventories increased $0.2 million to $72.0 million at March 31, 2015 from $71.8 million at December 31, 2014 due to the timing of inventory purchases.

Net property, plant and equipment at March 31, 2015 increased to $82.3 million from $81.8 million at December 31, 2014. This was the net effect of $3.2 million of capital expenditures, partially offset by depreciation expense.

Intangible assets decreased to $60.2 million at March 31, 2015 from $61.7 million at December 31, 2014 due to normal amortization expense.

Short-term debt at March 31, 2015 was similar to short-term debt at December 31, 2014, but would have been approximately $0.5 million higher if translation rates for Euro-based debt had been similar.

Payables of $18.4 million at March 31, 2015 increased $2.3 million from $16.1 million at December 31, 2014. These balances are affected by the timing of purchases and payments.

Accrued compensation and employee benefits decreased to $8.0 million at March 31, 2015 from $11.9 million at December 31, 2014 due primarily to the payment in the first quarter of 2015 of employee incentives earned in 2014.

Accrued income and other taxes increased to $2.9 million at March 31, 2015 from $1.4 million at December 31, 2014 due to the timing of tax payments.

The overall increase in total shareholders’ equity from $214.3 million at December 31, 2014 to $215.9 million at March 31, 2015 was the net effect of net earnings and stock options exercised, offset by dividends paid.

The Company’s financial condition remains strong. The Company has a three-year $105.0 million line of credit that expires in May 2017 that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit. While the facility is unsecured, there are a number of financial covenants with which the Company is in compliance as of March 31, 2015. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $36.5 million of unused credit lines available at March 31, 2015.

Other Matters

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2014 and the first quarter of 2015 were not material.

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

See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of risks and uncertainties that could impact the Company’s financial performance and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and have not materially changed since that report was filed unless otherwise indicated in this Form 10-Q.

Item 3    Quantitative and Qualitative Disclosures about Market Risk

The Company’s quantitative and qualitative disclosures about market risk are included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and have not materially changed since that report was filed.

Item 4    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2015. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: April 23, 2015	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President – Controller

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended March 31, 2015

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.