Form 10-Q
period 2015-06-30
BADGER METER INC
filed 2015-07-27
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 13, 2015, there were 14,512,737 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended June 30, 2015

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	(Unaudited)
	(In thousands)
Assets	2015	2014
Current assets:
Cash	$12,676	$6,656
Receivables	61,963	53,967
Inventories:
Finished goods	26,027	25,362
Work in process	9,379	13,047
Raw materials	36,316	33,365
Total inventories	71,722	71,774
Prepaid expenses and other current assets	5,500	4,538
Deferred income taxes	4,312	4,170
Total current assets	156,173	141,105
Property, plant and equipment, at cost	184,071	177,400
Less accumulated depreciation	(100,179)	(95,594)
Net property, plant and equipment	83,892	81,806
Intangible assets, at cost less accumulated amortization	58,786	61,672
Prepaid pension	645	456
Other assets	9,941	8,397
Goodwill	47,712	47,722
Total assets	$357,149	$341,158

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$73,029	$75,927
Payables	22,508	16,059
Accrued compensation and employee benefits	9,366	11,901
Warranty and after-sale costs	2,360	1,739
Income and other taxes	4,461	1,449
Total current liabilities	111,724	107,075
Other long-term liabilities	2,530	1,735
Deferred income taxes	6,599	6,399
Accrued non-pension postretirement benefits	6,473	6,342
Other accrued employee benefits	6,203	5,276
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	20,544	20,523
Capital in excess of par value	50,667	48,353
Reinvested earnings	196,013	189,365
Accumulated other comprehensive loss	(11,777)	(11,856)
Less: Employee benefit stock	(869)	(922)
Treasury stock, at cost	(30,958)	(31,132)
Total shareholders’ equity	223,620	214,331
Total liabilities and shareholders’ equity	$357,149	$341,158
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2015	2014	2015	2014
Net sales	$98,896	$95,662	$182,540	$179,158
Cost of sales	63,753	60,831	117,322	115,376
Gross margin	35,143	34,831	65,218	63,782
Selling, engineering and administration	22,961	20,610	45,983	41,871
Operating earnings	12,182	14,221	19,235	21,911
Interest expense, net	319	311	636	602
Earnings before income taxes	11,863	13,910	18,599	21,309
Provision for income taxes	3,962	5,096	6,471	7,863
Net earnings	$7,901	$8,814	$12,128	$13,446

Earnings per share:
Basic	$0.55	$0.62	$0.84	$0.94
Diluted	$0.55	$0.61	$0.84	$0.94

Dividends declared per common share	$0.19	$0.18	$0.38	$0.36

Shares used in computation of earnings per share:
Basic	14,379,450	14,309,509	14,361,464	14,244,135
Impact of dilutive securities	63,816	57,844	73,096	73,911
Diluted	14,443,266	14,367,353	14,434,560	14,318,046
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2015	2014	2015	2014
Net earnings	$7,901	$8,814	$12,128	$13,446
Other comprehensive income (loss):
Foreign currency translation adjustment	536	(74)	(160)	66
Pension and postretirement benefits, net of tax	108	148	239	269
Comprehensive income	$8,545	$8,888	$12,207	$13,781
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Six Months Ended
	June 30
	(Unaudited) (In thousands)
	2015	2014
Operating activities:
Net earnings	$12,128	$13,446
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	5,188	4,850
Amortization	4,978	2,548
Deferred income taxes	—	(89)
Noncurrent employee benefits	276	(138)
Stock-based compensation expense	781	676
Changes in:
Receivables	(8,498)	(10,955)
Inventories	(359)	(2,258)
Prepaid expenses and other current assets	(1,003)	(48)
Liabilities other than debt	5,693	3,964
Total adjustments	7,056	(1,450)
Net cash provided by operations	19,184	11,996

Investing activities:
Property, plant and equipment expenditures	(7,604)	(5,645)
Acquisitions, net of cash acquired and future payments	—	(1,500)
Net cash used for investing activities	(7,604)	(7,145)

Financing activities:
Net decrease in short-term debt	(2,472)	(1,354)
Dividends paid	(5,478)	(5,168)
Proceeds from exercise of stock options	1,270	550
Tax benefit on stock options	319	150
Issuance of treasury stock	457	384
Net cash used for financing activities	(5,904)	(5,438)

Effect of foreign exchange rates on cash	344	82

Increase (decrease) in cash	6,020	(505)
Cash – beginning of period	6,656	7,263
Cash – end of period	$12,676	$6,758
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company” or “Badger Meter”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at June 30, 2015, results of operations for the three- and six-month periods ended June 30, 2015 and 2014, comprehensive income for the three- and six-month periods ended June 30, 2015 and 2014, and cash flows for the six-month periods ended June 30, 2015 and 2014. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Balance at beginning of period	$1,546	$1,199	$1,739	$882
Net additions charged to earnings	904	592	1,239	1,178
Costs incurred	(90)	(358)	(618)	(627)
Balance at end of period	$2,360	$1,433	$2,360	$1,433

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

The following table sets forth the components of net periodic benefit cost (income) for the three months ended June 30, 2015 and 2014 based on December 31, 2014 and 2013 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2015	2014	2015	2014
Service (benefit) cost – benefits earned during the year	$(2)	$25	$34	$29
Interest cost on projected benefit obligations	454	499	60	62
Expected return on plan assets	(532)	(694)	—	—
Amortization of prior service cost	—	—	13	40
Amortization of net loss	163	194	—	—
Net periodic benefit cost	$83	$24	$107	$131

The following table sets forth the components of net periodic benefit cost for the six months ended June 30, 2015 and 2014 based on December 31, 2014 and 2013 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2015	2014	2015	2014
Service cost – benefits earned during the year	$14	$32	$74	$65
Interest cost on projected benefit obligations	900	993	126	135
Expected return on plan assets	(1,075)	(1,407)	—	—
Amortization of prior service cost	—	—	26	80
Amortization of net loss	354	347	—	—
Net periodic benefit cost (income)	$193	$(35)	$226	$280

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

The Company also disclosed in its financial statements for the year ended December 31, 2014 that it estimated it would pay $0.4 million in other postretirement benefits in 2015 based on actuarial estimates. As of June 30, 2015, $0.1 million of such benefits have been paid. The Company continues to believe that its estimated payments for the full year are reasonable. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2015 will not impact the expense for postretirement benefits for 2015.

Note 4 Accumulated Other Comprehensive Loss

Components of and changes in accumulated other comprehensive loss at June 30, 2015 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(11,891)	$35	$(11,856)
Other comprehensive loss before reclassifications	—	(160)	(160)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.1) million	239	—	239
Net current period other comprehensive income (loss), net of tax	239	(160)	79
Accumulated other comprehensive loss	$(11,652)	$(125)	$(11,777)

Details of reclassifications out of accumulated other comprehensive loss during the six months ended June 30, 2015 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service cost (1)	$27
Amortization of actuarial loss (1)	354
Total before tax	381
Income tax benefit	(142)
Amount reclassified out of accumulated other comprehensive loss	$239

(1)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (income) in Note 3 “Employee Benefit Plans.”

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

Note 5 Acquisitions

On October 1, 2014, the Company acquired 100% of the outstanding common stock of National Meter and Automation, Inc. (“National Meter”) of Centennial, Colorado. The purchase was estimated to add approximately $15 million of incremental annual revenues to Badger Meter, after eliminating what would be intercompany sales. National Meter was a major distributor of Badger Meter products for the municipal water utility market, serving customers in Colorado, California, Nevada, Arizona and southern Wyoming. National Meter has become a regional distribution center for Badger Meter in the same areas. In addition to its primary product line of water meters and metering reading systems, National Meter provides services including meter testing, leak detection, water audits, and meter and meter reading system installation.

The total purchase consideration for National Meter was $22.9 million, which included $20.3 million in cash, a small working capital adjustment and settlement of pre-existing receivables. The Consolidated Balance Sheets at December 31, 2014 included $2.5 million of deferred payments, of which $2.0 million is payable in October 2015 and early 2016 and was recorded in payables, and $0.5 million is payable in early 2017 and was recorded in other long-term liabilities. The Company’s allocation of the purchase price as of December 31, 2014 included $3.9 million of receivables, $4.5 million of inventories, $2.8 million of property, plant and equipment, $9.8 million of intangibles, and $3.0 million of goodwill, offset by $0.1 million of current liabilities. The intangible assets acquired are primarily customer relationships with an estimated average useful life of 12 years. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is based upon the estimated fair values at the date of acquisition. For the period ended June 30, 2015, minor adjustments were made, which were not material. The Company intends to finalize the valuation in the third quarter of 2015.

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

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2014 and the first half of 2015 were not material.

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

Note 7 Income Taxes

The provision for income taxes as a percentage of earnings before income taxes for the second quarter of 2015 was 33.4% compared to 36.6% in the second quarter of 2014. The provision for income taxes as a percentage of earnings before income taxes for the first half of 2015 was 34.8% compared to 36.9% in the first half of 2014. Interim provisions are tied to an estimate of the overall annual rate which can vary due to state taxes, the relationship of foreign and domestic earnings, and production credits available. These items cause variations between periods.

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

In April 2015, the FASB tentatively agreed to delay the effective date of ASU 2014-09 for one year and to permit early adoption by entities as of the original effective dates. In July 2015, the FASB affirmed its proposal to defer the effective date and expects to issue its final ASU shortly. Considering the one year deferral, ASU 2014-09 will be effective for the Company beginning on January 1, 2018 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company is continuing to evaluate the impact that the adoption of this guidance will have on its financial condition, results of operations and the presentation of its financial statements.

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

Municipal water, the largest category by sales volume, includes mechanical and electronic (static) water meters and related technologies and services used by water utilities as the basis for generating water and wastewater revenues. The key market for the Company’s water meter products is North America, primarily the United States, because most meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The majority of water meters sold continues to be mechanical in nature. In recent years, the Company has made inroads in selling electronic (static) water meters. The Company's development of static water meters combined with updated radio technology provides the Company with the opportunity to sell into other geographical markets, for example Europe, the Middle East and South America. In the municipal water category, sales of water meters and related technologies and services are commonly referred to as residential or commercial water meter sales, the latter referring to larger sizes of meters.

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

Acquisitions

On October 1, 2014, the Company acquired 100% of the outstanding common stock of National Meter and Automation, Inc. (“National Meter”) of Centennial, Colorado. The purchase was estimated to add approximately $15 million of incremental annual revenues to Badger Meter, after eliminating what would be intercompany sales. National Meter was a major distributor of Badger Meter products for the municipal water utility market, serving customers in Colorado, California, Nevada, Arizona and southern Wyoming. National Meter has become a regional distribution center for Badger Meter for the same areas. In addition to its primary product line of water meters and metering reading systems, National Meter provides services including meter testing, leak detection, water audits, and meter and meter reading system installation.

The total purchase consideration for National Meter was $22.9 million, which included $20.3 million in cash, a small working capital adjustment and settlement of pre-existing receivables. The Consolidated Balance Sheets at December 31, 2014 included $2.5 million of deferred payments, of which $2.0 million is payable in October 2015 and early 2016 and was recorded in payables, and $0.5 million is payable in early 2017 and was recorded in other long-term liabilities. As of June 30, 2015, the Company had not completed its analysis for estimating the fair value of the assets acquired and liabilities assumed. This acquisition is further described in Note 5 “Acquisitions” in the Notes to Unaudited Consolidated Condensed Financial Statements.

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

As the industry continues to evolve, the Company has been vigilant in anticipating and exceeding customer expectations. In 2011, the Company introduced AMA as a hardware and software solution for water and gas utilities, and then in early 2014 launched its new BEACON AMA system as a managed solution which it believes will help maintain the Company's position as a market leader. Results for this new product were neither significant in 2014 nor the first half of 2015, but sales continue to grow.

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

Results of Operations - Three Months Ended June 30, 2015

The Company’s net sales for the three months ended June 30, 2015 increased $3.2 million, or 3.3%, to $98.9 million compared to $95.7 million during the same period in 2014. The increase was the net result of higher sales of municipal water and specialty products, offset by lower sales of flow instrumentation products.

Municipal water sales represented 75.4% of sales in the second quarter of 2015 compared to 71.6% in the second quarter of 2014. These sales increased $6.1 million, or 8.9%, to $74.6 million in the second quarter of 2015 from $68.5 million in the second quarter of 2014. The increase included $3.8 million of incremental revenue associated with the purchase of National Meter and Automation, which was acquired in October 2014. The remainder of the increase was due to higher sales of residential products and commercial meters. Sales of residential meters and related technology increased 9.3% primarily due to higher technology products, both domestically and internationally. Commercial meter sales increased 7.4% in this period over the same period in 2014 due to high volumes sold.

Flow instrumentation products represented 21.6% of sales for the three months ended June 30, 2015 compared to 25.7% in the same period in 2014. These sales decreased $3.2 million, or 13.0%, to $21.4 million from $24.6 million in the same period last year. The decrease was due to the strengthening U.S. dollar’s effect on sales of products sold in Euros as well as lower sales of Blancett turbine meters due to lower sales to oil and gas customers related to the weak economic conditions and weather impacts in the second quarter.

Specialty application products represented 3.0% of sales for the three months ended June 30, 2015 compared to 2.7% in the same period in 2014. These sales increased $0.3 million, or 11.5%, in the second quarter of 2015, to $2.9 million from $2.6 million during the same period in 2014. The increase was due to higher sales of gas radios and concrete vibrators.

Gross margin as a percentage of sales was 35.5% in the second quarter of 2015 compared to 36.4% in the second quarter of 2014. The percentage decrease was due product mix, with increased sales of municipal water versus flow instrumentation products, which have higher margins, offset somewhat by the incremental gross profit related to National Meter, less expensive raw materials and favorable exchange rates on parts sourced from Europe.

Selling, engineering and administration expenses for the three months ended June 30, 2015 increased $2.4 million, or 11.7%, to $23.0 million from $20.6 million in the same period in 2014. The second quarter of 2015 included $1.8 million in charges associated with National Meter, which was acquired in October 2014. Also included in the second quarter of 2015 were higher software licensing fees and health care expenses as the Company is self-insured.

Operating earnings for the first quarter of 2015 decreased $2.0 million, or 14.1%, to $12.2 million compared to $14.2 million in the same period in 2014 primarily as a result of the lower flow instrumentation meter sales combined with higher selling, engineering and administration expenses.

The provision for income taxes as a percentage of earnings before income taxes for the second quarter of 2015 was 33.4% compared to 36.6% in the second quarter of 2014. Interim provisions are tied to an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings and production credits available. Included in the second quarter of 2015 was the reversal of reserves no longer required due to the settlement of tax audits.

As a result of the above mentioned items, net earnings for the three months ended June 30, 2015 were $7.9 million, or $0.55 per diluted share, compared to $8.8 million, or $0.61 per diluted share, for the same period in 2014.

Results of Operations - Six Months Ended June 30, 2015

The Company’s net sales for the six months ended June 30, 2015 increased $3.3 million, or 1.8%, to $182.5 million compared to $179.2 million during the same period in 2014. The increase was the net result of higher sales of municipal water and specialty products, offset by lower sales of flow instrumentation products.

Municipal water sales represented 72.9% of sales for the first six months of 2015 compared to 70.1% for the first six months of 2014. These sales increased $7.5 million, or 6.0%, to $133.1 million from $125.6 million in 2014. Sales of residential meters and related technology increased nearly 12% primarily due to higher technology products, both domestically and internationally. This increase included $7.7 million of incremental revenue associated with the purchase of National Meter and Automation, which was acquired in October 2014. Commercial meter sales decreased 6.5% in this period over the same period in 2014 due to lower volumes sold.

Flow instrumentation products represented 24.2% of sales for the six months ended June 30, 2015 compared to 27.3% in the same period in 2014. These sales decreased $4.8 million, or 9.8%, to $44.1 million from $48.9 million in the same period last year. The decrease was due to the strengthening U.S. dollar’s effect on sales of products sold in Euros as well as lower sales of Blancett turbine meters due to lower sales to oil and gas customers related to the weak economic conditions and weather impacts in the second quarter.

Specialty application products represented 2.9% of sales for the six months ended June 30, 2015 compared to 2.6% in the same period in 2014. These sales increased $0.6 million, or 12.8%, in the first six months of 2015, to $5.3 million from $4.7 million during the same period in 2014. The increase was due to higher sales of gas radios and concrete vibrators.

Gross margin as a percentage of sales was 35.7% for the first six months of 2015 compared to 35.6% in the same period in 2014. The percentage increase was due to a number of factors including the incremental gross profit related to National Meter, less expensive raw materials and favorable exchange rates on parts sourced from Europe. Offsetting this somewhat were unfavorable exchange rate effects on sales and a product mix that was more oriented to municipal water versus flow instrumentation products, the latter generally carrying higher gross margins.

Selling, engineering and administration expenses for the six months ended June 30, 2015 increased $4.1 million, or 9.8%, to $46.0 million from $41.9 million in the same period in 2014. The 2015 amount includes $4.0 million in charges associated with National Meter, which was acquired in October 2014. The 2014 amount includes charges totaling $1.7 million for due diligence and other transaction costs related to a potential acquisition that ultimately was not pursued. The 2015 amount also includes higher software licensing fees and health care expenses compared to the 2014 amount.

Operating earnings for the first six months of 2015 decreased $2.7 million, or 12.3%, to $19.2 million compared to $21.9 million in the same period in 2014 primarily as a result of the lower commercial and flow instrumentation meter sales combined with higher selling, engineering and administration expenses.

The provision for income taxes as a percentage of earnings before income taxes for the first six months of 2015 was 34.8% compared to 36.9% for the same period in 2014. Interim provisions are tied to an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings and production credits available. Included in the 2015 amount was the net reversal of reserves no longer required due to the settlement of tax audits, offset somewhat by increased expense for uncertain tax positions.

As a result of the above mentioned items, net earnings for the six months ended June 30, 2015 were $12.1 million, or $0.84 per diluted share, compared to $13.4 million, or $0.94 per diluted share, for the same period in 2014.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $19.2 million for the first six months of 2015 compared to $12.0 million in the first six months of 2014. The increase was primarily due to receivables and inventories not increasing compared to the same period in 2014, offset by lower earnings.

Receivables increased from $54.0 million at December 31, 2014 to $62.0 million at June 30, 2015. The increase was due to higher sales in the second quarter than the fourth quarter of 2014. Generally, sales are lower in the fourth quarter of the year, resulting in lower receivable balances at year end. The Company believes its net receivables balance is fully collectible.

Inventories decreased $0.1 million to $71.7 million at June 30, 2015 from $71.8 million at December 31, 2014 due to the timing of inventory purchases. While inventories are normally higher at June 30 as compared to a typical year end, there was a build-up of certain inventories at December 31, 2014 prior to a planned temporary production halt to move product lines that occurred early in 2015.

Net property, plant and equipment at June 30, 2015 increased to $83.9 million from $81.8 million at December 31, 2014. This was the net effect of $7.6 million of capital expenditures year-to-date, partially offset by depreciation expense.

Intangible assets decreased to $58.8 million at June 30, 2015 from $61.7 million at December 31, 2014 due to normal amortization expense.

Short-term debt at June 30, 2015 decreased to $73.0 million from $75.9 million at December 31, 2014 as cash generated from operations was used to reduce borrowings.

Payables of $22.5 million at June 30, 2015 increased $6.4 million from $16.1 million at December 31, 2014. These balances are affected by the timing of purchases and payments.

Accrued compensation and employee benefits decreased to $9.4 million at June 30, 2015 from $11.9 million at December 31, 2014 due primarily to the payment in the first quarter of 2015 of employee incentive compensation earned in 2014, offset somewhat by accruals for current year amounts.

Accrued income and other taxes increased to $4.4 million at June 30, 2015 from $1.4 million at December 31, 2014 due to the timing of tax payments.

    The overall increase in total shareholders’ equity from $214.3 million at December 31, 2014 to $223.6 million at June 30, 2015 was the net effect of net earnings and stock options exercised, offset by dividends paid.

The Company’s financial condition remains strong. The Company has a $105.0 million line of credit that expires in May 2017 that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit. While the facility is unsecured, there are a number of financial covenants with which the Company is in compliance as of June 30, 2015. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $39.7 million of unused credit lines available at June 30, 2015.

Other Matters

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2014 and the first half of 2015 were not material.

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

Item 4    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2015. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: July 27, 2015	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President – Controller

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended June 30, 2015

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.