Form 10-Q
period 2015-09-30
BADGER METER INC
filed 2015-10-29
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 13, 2015, there were 14,512,987 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended September 30, 2015

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

•	the Company’s ability to successfully identify, complete and integrate acquired businesses or products;

•	changes in foreign economic conditions, particularly currency fluctuations in the United States dollar, the Euro and the Mexican peso;

•	the inability to develop technologically advanced products;

•	the failure of the Company’s products to operate as intended;

•	the inability to protect the Company’s proprietary rights to its products;

•	disruptions and other damages to information technology and other networks and operations due to breaches in data security;

•	transportation delays or interruptions;

•	the loss of certain single-source suppliers; and

•	changes in laws and regulations, particularly laws dealing with the content or handling of materials used in the Company's products.

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	(Unaudited)
	(In thousands)
Assets	2015	2014
Current assets:
Cash	$4,075	$6,656
Receivables	59,727	53,967
Inventories:
Finished goods	26,349	25,362
Work in process	12,168	13,047
Raw materials	37,226	33,365
Total inventories	75,743	71,774
Prepaid expenses and other current assets	5,560	4,538
Deferred income taxes	4,282	4,170
Total current assets	149,387	141,105
Property, plant and equipment, at cost	187,983	177,400
Less accumulated depreciation	(101,475)	(95,594)
Net property, plant and equipment	86,508	81,806
Intangible assets, at cost less accumulated amortization	58,508	61,672
Prepaid pension	740	456
Other assets	9,231	8,397
Goodwill	48,443	47,722
Total assets	$352,817	$341,158

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$67,380	$75,927
Payables	18,946	16,059
Accrued compensation and employee benefits	9,581	11,901
Warranty and after-sale costs	2,351	1,739
Income and other taxes	2,358	1,449
Total current liabilities	100,616	107,075
Other long-term liabilities	4,211	1,735
Deferred income taxes	6,566	6,399
Accrued non-pension postretirement benefits	6,512	6,342
Other accrued employee benefits	5,486	5,276
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	20,542	20,523
Capital in excess of par value	51,080	48,353
Reinvested earnings	201,451	189,365
Accumulated other comprehensive loss	(11,824)	(11,856)
Less: Employee benefit stock	(870)	(922)
Treasury stock, at cost	(30,953)	(31,132)
Total shareholders’ equity	229,426	214,331
Total liabilities and shareholders’ equity	$352,817	$341,158
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2015	2014	2015	2014
Net sales	$99,388	$96,271	$281,928	$275,429
Cost of sales	63,287	59,806	180,609	175,182
Gross margin	36,101	36,465	101,319	100,247
Selling, engineering and administration	22,477	20,482	68,460	62,353
Operating earnings	13,624	15,983	32,859	37,894
Interest expense, net	305	273	941	875
Earnings before income taxes	13,319	15,710	31,918	37,019
Provision for income taxes	4,992	5,479	11,463	13,342
Net earnings	$8,327	$10,231	$20,455	$23,677

Earnings per share:
Basic	$0.58	$0.71	$1.42	$1.67
Diluted	$0.58	$0.71	$1.42	$1.66

Dividends declared per common share	$0.20	$0.19	$0.58	$0.55

Shares used in computation of earnings per share:
Basic	14,392,517	14,312,847	14,373,470	14,177,483
Impact of dilutive securities	64,104	64,108	67,695	70,643
Diluted	14,456,621	14,376,955	14,441,165	14,248,126
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2015	2014	2015	2014
Net earnings	$8,327	$10,231	$20,455	$23,677
Other comprehensive income (loss):
Foreign currency translation adjustment	(170)	(1,203)	(330)	(1,137)
Pension and postretirement benefits, net of tax	123	567	362	836
Comprehensive income	$8,280	$9,595	$20,487	$23,376
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
	September 30
	(Unaudited) (In thousands)
	2015	2014
Operating activities:
Net earnings	$20,455	$23,677
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	7,767	6,942
Amortization	7,627	3,821
Deferred income taxes	10	(98)
Noncurrent employee benefits	300	933
Stock-based compensation expense	1,161	1,089
Changes in:
Receivables	(5,499)	(8,723)
Inventories	(3,983)	(3,554)
Prepaid expenses and other current assets	(1,232)	(412)
Liabilities other than debt	1,090	4,511
Total adjustments	7,241	4,509
Net cash provided by operations	27,696	28,186

Investing activities:
Property, plant and equipment expenditures	(12,872)	(8,776)
Acquisitions, net of cash acquired and future payments	(3,273)	(1,500)
Net cash used for investing activities	(16,145)	(10,276)

Financing activities:
Net decrease in short-term debt	(8,161)	(7,954)
Dividends paid	(8,369)	(7,900)
Proceeds from exercise of stock options	1,270	557
Tax benefit on stock options	296	161
Employee benefit stock purchase, net	(2)	—
Issuance of treasury stock	495	423
Net cash used for financing activities	(14,471)	(14,713)

Effect of foreign exchange rates on cash	339	(94)

Increase (decrease) in cash	(2,581)	3,103
Cash – beginning of period	6,656	7,263
Cash – end of period	$4,075	$10,366
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company” or “Badger Meter”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at September 30, 2015, results of operations for the three- and nine-month periods ended September 30, 2015 and 2014, comprehensive income for the three- and nine-month periods ended September 30, 2015 and 2014, and cash flows for the nine-month periods ended September 30, 2015 and 2014. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Balance at beginning of period	$2,360	$1,433	$1,739	$882
Net additions charged to earnings	337	366	1,576	1,544
Costs incurred	(346)	(659)	(964)	(1,286)
Balance at end of period	$2,351	$1,140	$2,351	$1,140

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

The following table sets forth the components of net periodic benefit cost for the three months ended September 30, 2015 and 2014 based on December 31, 2014 and 2013 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2015	2014	2015	2014
Service cost – benefits earned during the year	$8	$15	$36	$32
Interest cost on projected benefit obligations	450	496	62	67
Expected return on plan assets	(538)	(703)	—	—
Amortization of prior service cost	—	—	14	41
Amortization of net loss	177	174	—	—
Settlement expense	—	680	—	—
Net periodic benefit cost	$97	$662	$112	$140

The following table sets forth the components of net periodic benefit cost for the nine months ended September 30, 2015 and 2014 based on December 31, 2014 and 2013 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2015	2014	2015	2014
Service cost – benefits earned during the year	$22	$47	$110	$97
Interest cost on projected benefit obligations	1,350	1,489	188	202
Expected return on plan assets	(1,614)	(2,110)	—	—
Amortization of prior service cost	—	—	40	121
Amortization of net loss	532	521	—	—
Settlement expense	—	680	—	—
Net periodic benefit cost	$290	$627	$338	$420

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

The Company also disclosed in its financial statements for the year ended December 31, 2014 that it estimated it would pay $0.4 million in other postretirement benefits in 2015 based on actuarial estimates. As of September 30, 2015, $0.1 million of such benefits have been paid. The Company continues to believe that its estimated payments for the full year are reasonable. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2015 will not impact the expense for postretirement benefits for 2015.

Note 4 Accumulated Other Comprehensive Loss

Components of and changes in accumulated other comprehensive loss at September 30, 2015 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(11,891)	$35	$(11,856)
Other comprehensive loss before reclassifications	—	(330)	(330)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.2) million	362	—	362
Net current period other comprehensive income (loss), net of tax	362	(330)	32
Accumulated other comprehensive loss	$(11,529)	$(295)	$(11,824)

Details of reclassifications out of accumulated other comprehensive loss during the nine months ended September 30, 2015 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service cost (1)	$40
Amortization of actuarial loss (1)	532
Total before tax	572
Income tax benefit	(210)
Amount reclassified out of accumulated other comprehensive loss	$362

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost in Note 3 “Employee Benefit Plans.”

Components of and changes in accumulated other comprehensive loss at September 30, 2014 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(9,280)	$1,756	$(7,524)
Other comprehensive income before reclassifications	—	(1,137)	(1,137)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.5) million	836	—	836
Net current period other comprehensive income (loss), net of tax	836	(1,137)	(301)
Accumulated other comprehensive (loss) income	$(8,444)	$619	$(7,825)

Details of reclassifications out of accumulated other comprehensive loss during the nine months ended September 30, 2014 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service cost (1)	$121
Settlement expense (1)	680
Amortization of actuarial loss (1)	521
Total before tax	1,322
Income tax benefit	(486)
Amount reclassified out of accumulated other comprehensive loss	$836

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost in Note 3 “Employee Benefit Plans.”

Note 5 Acquisitions

On August 17, 2015, the Company's wholly-owned subsidiary, National Meter & Automation (“National Meter”), acquired the assets of United Utilities, Inc. (“United Utilities”) of Smyrna, Tennessee, which was one of the Company's distributors serving Tennessee and Georgia. National Meter will do business in those and additional areas as United Utilities. The total purchase price was $3.3 million, which included assets of $0.8 million of receivables, $0.4 million of inventory, $0.1 million of fixed assets, and $2.0 million of intangibles and goodwill, offset by $2.9 million of pre-existing receivables. The intangible assets acquired are primarily customer relationships with an estimated average useful life of 12 years. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of September 30, 2015, the Company had not completed its analysis for estimating the fair value of the assets acquired.

The United Utilities acquisition was accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition. The acquisition did not have a material impact on the Company's consolidated financial statements or the notes thereto at September 30, 2015.

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

The total purchase consideration for National Meter was $22.9 million, which included $20.3 million in cash, a small working capital adjustment and settlement of pre-existing receivables. The Consolidated Balance Sheets at December 31, 2014 included $2.5 million of deferred payments, of which $2.0 million is payable in late 2015 and early 2016 and was recorded in payables, and $0.5 million is payable in early 2017 and was recorded in other long-term liabilities. The Company’s allocation of the purchase price as of December 31, 2014 included $3.9 million of receivables, $4.5 million of inventories, $2.8 million of property, plant and equipment, $9.8 million of intangibles, and $3.0 million of goodwill, offset by $0.1 million of current liabilities. The intangible assets acquired are primarily customer relationships with an estimated average useful life of 12 years. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed was based upon the estimated fair values at the date of acquisition. The Company finalized the valuation at September 30, 2015 with no changes.

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

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2014 and the first three quarters of 2015 were not material.

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

Note 7 Income Taxes

The provision for income taxes as a percentage of earnings before income taxes for the third quarter of 2015 was 37.5% compared to 34.9% in the third quarter of 2014. The provision for income taxes as a percentage of earnings before income taxes for the first three quarters of 2015 was 35.9% compared to 36.0% in the first three quarters of 2014. Interim provisions are tied to an estimate of the overall annual rate which can vary due to state taxes, the relationship of foreign and domestic earnings, and production credits available. These items cause variations between periods.

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

In April 2015, the FASB tentatively agreed to delay the effective date of ASU 2014-09 for one year and to permit early adoption by entities as of the original effective dates. In July 2015, the FASB affirmed its proposal to defer the effective date of the ASU, which has since been issued in August 2015. Considering the one year deferral, ASU 2014-09 will be effective for the Company beginning on January 1, 2018 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company is continuing to evaluate the impact that the adoption of this guidance will have on its financial condition, results of operations and the presentation of its financial statements.

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

Acquisitions

On August 17, 2015, the Company's wholly-owned subsidiary, National Meter & Automation (“National Meter”), acquired the assets of United Utilities, Inc. (“United Utilities”) of Smyrna, Tennessee, which was one of the Company's distributors serving Tennessee and Georgia. National Meter will do business in those and additional areas as United Utilities. The total purchase price was $3.3 million. As of September 30, 2015, the Company had not completed its analysis for estimating the fair value of the assets acquired. This acquisition is further described in Note 5 “Acquisitions” in the Notes to Unaudited Consolidated Condensed Financial Statements.

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

The total purchase consideration for National Meter was $22.9 million, which included $20.3 million in cash, a small working capital adjustment and settlement of pre-existing receivables. The Consolidated Balance Sheets at December 31, 2014 included $2.5 million of deferred payments, of which $2.0 million is payable in October 2015 and early 2016 and was recorded in payables, and $0.5 million is payable in early 2017 and was recorded in other long-term liabilities. As of September 30, 2015, the Company had completed its analysis for estimating the fair value of the assets acquired and liabilities assumed. This acquisition is further described in Note 5 “Acquisitions” in the Notes to Unaudited Consolidated Condensed Financial Statements.

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

As the industry continues to evolve, the Company has been vigilant in anticipating and exceeding customer expectations. In 2011, the Company introduced AMA as a hardware and software solution for water and gas utilities, and then in early 2014 launched its new BEACON AMA system as a managed solution which it believes will help maintain the Company's position as a market leader. Results for this new product were neither significant in 2014 nor the first three quarters of 2015, but sales continue to grow.

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

Results of Operations - Three Months Ended September 30, 2015

The Company’s net sales for the three months ended September 30, 2015 increased $3.1 million, or 3.2%, to $99.4 million compared to $96.3 million during the same period in 2014. The increase was the net result of higher sales of municipal water products, offset by lower sales of flow instrumentation and specialty products.

Municipal water sales represented 76.9% of sales in the third quarter of 2015 compared to 72.0% in the third quarter of 2014. These sales increased $7.1 million, or 10.2%, to $76.4 million in the third quarter of 2015 from $69.3 million in the third quarter of 2014. The increase was due primarily to the inclusion of incremental revenue associated with the purchase of National Meter, which was acquired in October 2014. The remainder of the increase was due to higher sales of residential products and commercial meters, primarily in Mexico and the Middle East. Sales in the quarter were negatively affected by an alliance partner’s product issues that delayed sales earlier in the year and continued to impact sales in the third quarter of 2015.

Flow instrumentation products represented 20.4% of sales for the three months ended September 30, 2015 compared to 24.9% in the same period in 2014. These sales decreased $3.7 million, or 15.4%, to $20.3 million from $24.0 million in the same period last year. The decrease was due to the strengthening U.S. dollar’s effect on sales of products sold in Euros, lower sales of Blancett turbine meters due to lower sales to oil and gas customers related to the weak economic conditions and declines in other flow instrumentation product lines due to general softness in the economy.

Specialty application products represented 2.7% of sales for the three months ended September 30, 2015 compared to 3.1% in the same period in 2014. These sales decreased $0.3 million, or 10.0%, in the third quarter of 2015, to $2.7 million from $3.0 million during the same period in 2014. The decrease was due to lower sales of gas radios and concrete vibrators.

Gross margin as a percentage of sales was 36.3% in the third quarter of 2015 compared to 37.9% in the third quarter of 2014. The percentage decrease was due to product mix, with increased sales of municipal water versus flow instrumentation products, which have higher margins, offset somewhat by the incremental gross profit related to National Meter, less expensive raw materials and favorable exchange rates on parts sourced from Europe.

Selling, engineering and administration expenses for the three months ended September 30, 2015 increased $2.0 million, or 9.8%, to $22.5 million from $20.5 million in the same period in 2014. The third quarter of 2015 increase was primarily the result of National Meter, which was acquired in October 2014, offset somewhat by lower employee incentive compensation costs.

Operating earnings for the third quarter of 2015 decreased $2.4 million, or 15.0%, to $13.6 million compared to $16.0 million in the same period in 2014 primarily as a result of the lower flow instrumentation meter sales combined with higher selling, engineering and administration expenses.

The provision for income taxes as a percentage of earnings before income taxes for the third quarter of 2015 was 37.5% compared to 34.9% in the third quarter of 2014. Interim provisions are tied to an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings and production credits available. Included in the third quarter of 2015 was an additional expense associated with adjusting tax returns filed from their original estimates.

As a result of the above mentioned items, net earnings for the three months ended September 30, 2015 were $8.3 million, or $0.58 per diluted share, compared to $10.2 million, or $0.71 per diluted share, for the same period in 2014.

Results of Operations - Nine Months Ended September 30, 2015

The Company’s net sales for the nine months ended September 30, 2015 increased $6.5 million, or 2.4%, to $281.9 million compared to $275.4 million during the same period in 2014. The increase was the net result of higher sales of municipal water and specialty products, offset by lower sales of flow instrumentation products.

Municipal water sales represented 74.3% of sales for the first nine months of 2015 compared to 70.8% for the first nine months of 2014. These sales increased $14.6 million, or 7.5%, to $209.5 million from $194.9 million in 2014. The increase was due primarily to the inclusion of incremental revenue associated with the purchase of National Meter, which was acquired in October 2014. The remainder of the increase was due to higher sales of residential products primarily in Mexico and the Middle East. Offsetting this were declines in commercial meters sold due to lower volumes. Sales were also negatively affected by an alliance partner’s product issues which delayed sales in the second and third quarters.

Flow instrumentation products represented 22.9% of sales for the nine months ended September 30, 2015 compared to 26.4% in the same period in 2014. These sales decreased $8.4 million, or 11.5%, to $64.4 million from $72.8 million in the same period last year. The decrease was due to the strengthening U.S. dollar’s effect on sales of products sold in Euros, lower sales of Blancett turbine meters due to lower sales to oil and gas customers related to the weak economic conditions and declines in other product lines due to general softness in the economy.

Specialty application products represented 2.8% of sales for the nine months ended September 30, 2015 compared to 2.8% in the same period in 2014. These sales increased $0.3 million, or 3.9%, in the first nine months of 2015 to $8.0 million from $7.7 million during the same period in 2014. The increase was due to higher sales of gas radios and concrete vibrators.

Gross margin as a percentage of sales was 35.9% for the first nine months of 2015 compared to 36.4% in the same period in 2014. The percentage decrease was due to unfavorable exchange rate effects on sales and a product mix that was more oriented to municipal water versus flow instrumentation products, the latter generally carrying higher gross margins, offset somewhat by a number of favorable factors including the incremental gross profit related to National Meter, less expensive raw materials and favorable exchange rates on parts sourced from Europe.

Selling, engineering and administration expenses for the nine months ended September 30, 2015 increased $6.1 million, or 9.8%, to $68.5 million from $62.4 million in the same period in 2014. The 2015 amount included $7.4 million in charges associated with National Meter, which was acquired in October 2014. The 2015 amount also included higher software licensing fees and health care expenses compared to the 2014 amount, offset somewhat by lower employee incentive compensation. The 2014 amount included charges totaling $1.7 million for due diligence and other transaction costs related to a potential acquisition that ultimately was not pursued.

Operating earnings for the first nine months of 2015 decreased $5.0 million, or 13.2%, to $32.9 million compared to $37.9 million in the same period in 2014 primarily as a result of the lower commercial and flow instrumentation meter sales combined with higher selling, engineering and administration expenses.

The provision for income taxes as a percentage of earnings before income taxes for the first nine months of 2015 was 35.9% compared to 36.0% for the same period in 2014. Interim provisions are tied to an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings and production credits available.

As a result of the above mentioned items, net earnings for the nine months ended September 30, 2015 were $20.5 million, or $1.42 per diluted share, compared to $23.7 million, or $1.66 per diluted share, for the same period in 2014.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $27.7 million for the first nine months of 2015 compared to $28.2 million in the first nine months of 2014. The decrease was primarily the net effect of lower earnings and receivables not increasing as significantly compared to the same period in 2014.

Receivables increased from $54.0 million at December 31, 2014 to $59.7 million at September 30, 2015. The increase was due to higher sales in the third quarter of 2015 than the fourth quarter of 2014. Generally, sales are lower in the fourth quarter of the year, resulting in lower receivable balances at year end. The Company believes its net receivables balance is fully collectible.

Inventories increased $3.9 million to $75.7 million at September 30, 2015 from $71.8 million at December 31, 2014 due to the timing of inventory purchases and lower sales than initially anticipated. While inventories are normally higher at September 30 compared to a typical year end, there was an increase of certain inventories at December 31, 2014 prior to a planned temporary production halt to move product lines that occurred early in 2015.

Net property, plant and equipment at September 30, 2015 increased to $86.5 million from $81.8 million at December 31, 2014. This was the net effect of $12.4 million of capital expenditures year-to-date, partially offset by depreciation expense.

Intangible assets decreased to $58.5 million at September 30, 2015 from $61.7 million at December 31, 2014 due to normal amortization expense, offset by the intangible assets of United Utilities acquired in August 2015.

Short-term debt at September 30, 2015 decreased to $67.4 million from $75.9 million at December 31, 2014 as cash generated from operations was used to reduce borrowings.

Payables of $18.9 million at September 30, 2015 increased $2.8 million from $16.1 million at December 31, 2014. These balances are affected by the timing of purchases and payments.

Accrued compensation and employee benefits decreased to $9.6 million at September 30, 2015 from $11.9 million at December 31, 2014 due primarily to the payment in the first quarter of 2015 of employee incentive compensation earned in 2014 and lower accruals for current year amounts.

The overall increase in total shareholders’ equity from $214.3 million at December 31, 2014 to $229.4 million at September 30, 2015 was the net effect of net earnings and stock options exercised, offset by dividends paid.

The Company’s financial condition remains strong. The Company has a $105.0 million line of credit that expires in May 2017 that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit. While the facility is unsecured, there are a number of financial covenants with which the Company is in compliance as of September 30, 2015. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $45.4 million of unused credit lines available at September 30, 2015.

Other Matters

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2014 and the first three quarters of 2015 were not material.

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

Item 4    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2015. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: October 29, 2015	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President – Controller

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended September 30, 2015

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.