Form 10-K
period 2015-12-31
BADGER METER INC
filed 2016-02-26
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Company as of June 30, 2015 was $780,451,732. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $63.49 per share, the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 2015, and (ii) each of the Company's executive officers and directors is deemed to be an affiliate of the Company.

As of February 9, 2016, there were 14,522,255 shares of Common Stock outstanding with a par value of $1 per share.

Portions of the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year, are incorporated by reference from the definitive Proxy Statement into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties. Some risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements include those described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 that include, among other things:

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

PART I

ITEM 1. BUSINESS

Badger Meter, Inc. (the “Company”) is a leading innovator, manufacturer and marketer of products incorporating flow measurement, control and communication solutions serving markets worldwide. The Company was incorporated in 1905.

Throughout this 2015 Annual Report on Form 10-K, the words “we,” “us” and “our” refer to the Company.

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

Market Overview, Products, Systems and Solutions

Badger Meter is an innovator in flow measurement, control and communication solutions, serving water utilities, municipalities, and commercial and industrial customers worldwide. The Company’s products measure water, oil, chemicals and other fluids, and are known for accuracy, long-lasting durability and for providing and communicating valuable and timely measurement data. The Company’s product lines fall into two categories: sales of water meters and related technologies to municipal water utilities (municipal water) and sales of meters to various industries for water and other fluids (flow instrumentation). The Company estimates that over 75% of its products are used in water applications when both categories are grouped together.

Municipal water, the largest category by sales volume, includes mechanical and ultrasonic (electronic) water meters and related technologies and services used by municipal water utilities as the basis for generating water and wastewater revenues. The key market for the Company’s municipal water meter products is North America, primarily the United States, because most meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The majority of water meters sold continues to be mechanical in nature. In recent years, the Company has made inroads in selling ultrasonic water meters. The development of smaller diameter ultrasonic water meters combined with advanced radio technology now provides the Company with the opportunity to sell into other geographical markets, for example Europe, the Middle East and South America. In the municipal water category, sales of water meters and related technologies and services are also commonly referred to as residential or commercial water meter sales, the latter referring to larger sizes of water meters.

Flow instrumentation includes meters and valves sold worldwide to measure and control materials flowing through a pipe or pipeline including water, air, steam, oil, and other liquids and gases. These products are used in a variety of applications, primarily into the following industries: water/wastewater; heating, ventilating and air conditioning (HVAC); oil and gas; chemical and petrochemical; test and measurement; automotive aftermarket; and the concrete construction process. Furthermore, the Company’s flow instrumentation technologies are sold to original equipment manufacturers as the primary flow measurement device within a product or system.

Residential and commercial water meters are generally classified as either manually read meters or remotely read meters via radio technology. A manually read meter consists of a water meter and a register that provides a visual totalized meter reading. Meters equipped with radio technology (endpoints) receive flow measurement data from encoder registers attached to the water meter which is encrypted and transmitted via radio frequency to a receiver that collects and formats the data appropriately for water utility billing systems. These remotely read, or mobile, systems are either automatic meter reading (AMR) systems, where a vehicle equipped for meter reading purposes, including a radio receiver, computer and reading software, collects the data from utilities’ meters; or fixed network advanced metering infrastructure (AMI) systems, where data is gathered utilizing a network of permanent data collectors or gateway receivers that are always active or listening for the radio transmission from the utilities’ meters. AMI systems eliminate the need for utility personnel to drive through service territories to collect meter reading data. These systems provide the utilities with more frequent and diverse data at specified intervals from their meters.

The ORION® family of radio endpoints provides water utilities with a range of industry-leading options for meter reading. These include ORION Mobile (for mobile meter reading), ORION Fixed Network (for traditional fixed network applications), and ORION Cellular (for infrastructure-free meter reading). ORION Mobile makes the migration to fixed network easier for utilities that prefer to start with mobile reading and later adopt fixed network communications, allowing utilities to choose a solution for their current needs and be positioned for their future operational changes.

Critical to the water metering ecosystem is information and analytics. The Company’s BEACON® AMA Managed Solution is the latest in metering technology. BEACON AMA combines the BEACON analytical software suite with proven ORION technologies using two-way fixed and cellular networks in a managed solution, improving utilities’ visibility of their water consumption and eliminating the need for costly utility managed infrastructure.

The BEACON AMA secure, cloud-hosted software suite includes a customizable dashboard, the ability to establish alerts for specific conditions, and consumer engagement tools that allow end water customers to view and manage their water usage activity. Benefits to the utility include improved customer service, increased visibility through faster leak detection, the ability to promote and quantify the effects of its water conservation efforts, and easier compliance reporting.

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

Water meter replacement and the adoption and deployment of new technology comprise the majority of water meter product sales, including radio products. To a much lesser extent, housing starts also contribute to the new product sales base. Over the last decade, there has been a growing trend in the conversion from manually read water meters to radio technology. This conversion rate is accelerating and contributes to an increased water meter and radio solutions base of business. The Company estimates that less than 53% of water meters installed in the United States have been converted to a radio solutions technology. The Company’s strategy is to fulfill customers’ metering expectations and requirements with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.

Flow instrumentation products serve flow measurement and control applications across a broad industrial spectrum, occasionally leveraging the same technologies used in the municipal water category. Specialized communication protocols that control the entire flow measurement process and mandatory certifications drive these markets. The Company’s specific flow measurement and control applications and technologies serve the flow measurement market through both customized and standard flow instrumentation solutions.

Industries today face accelerating demands to contain costs, reduce product variability, and meet ever-changing safety, regulatory and sustainability requirements. To address these challenges, customers must reap more value from every component in their systems. This system-wide scrutiny has heightened the focus on flow instrumentation in industrial process, manufacturing, commercial fluid, building automation, and precision engineering applications where flow measurement and control are critical.

An industry leader in both mechanical and electrical flow metering technologies, the Company offers one of the broadest flow measurement, control and communication portfolios in the market. This portfolio carries respected brand names including Recordall®, E-Series®, ORION, Hedland®, Dynasonics®, Blancett®, and Research Control®, and includes eight of the ten major flow meter technologies. Customers rely on the Company for application-specific solutions that deliver accurate, timely and dependable flow data and control essential for product quality, cost control, safer operations, regulatory compliance, and more sustainable operations.

The Company's products are sold throughout the world through employees, resellers and representatives. Depending on the customer mix, there can be a moderate seasonal impact on sales, primarily relating to higher sales of certain municipal water products during the spring and summer months. No single customer accounts for more than 10% of the Company's sales.

Competition

There are competitors in each category in which the Company sells its products, and the competition varies from moderate to intense. Major competitors for utility water meters include Sensus, Neptune Technology Group Inc., Master Meter, Inc. and Mueller Water Products, Inc. Together with Badger Meter, it is estimated these companies sell in excess of 90% of the water meters in the North American market, which has been somewhat insulated from other competitors due to the nature of the mechanical technology used and the standards promulgated by the American Water Works Association. In recent years, the Company, as well as some of its competitors, have introduced various forms of electronic meters, which have no moving parts, and have seen sales of those products begin to grow. As the global water metering market, including the North American market, begins to adopt these technologies, Kamstrup A/S, Diehl Metering GmbH and Itron, Inc. are also potential competitors.

The Company's primary competitors for water utility radio products in North America are Itron, Inc., Neptune Technology Group Inc. and Sensus. Outside of North America, the primary competitors include Itron, Inc., Sensus, Diehl Metering GmbH and Elster Group GmbH. While the Company sells its own proprietary radio systems (ORION and GALAXY®), it is also a reseller of the Itron® products. A number of the Company's competitors in certain markets have greater financial resources than the Company. However, the Company believes it currently provides the leading technologies in water meters and radio water systems. As a result of significant research and development activities, the Company enjoys favorable patent positions and trade secret protections for several of its technologies, products and processes.

There are many competitors in the flow instrumentation markets due to the various markets and applications being served. For example, major competitors in the flow instrumentation markets include Emerson Electric Co., Krohne Messtechnik GmbH, Endress+Hauser AG and Yokogawa Electric Corporation. In the HVAC market, the key competitor is Onicon Incorporated. In upstream oil and gas, Cameron International Corp. is the primary competitor. The Company competes with AW-Lake Company in the measurement of on-machine hydraulic fluids. With a portfolio consisting of products utilizing eight of the ten major flow meter technologies, the Company is well positioned to compete in these markets.

Backlog

The Company's total backlog of unshipped orders at December 31, 2015 and 2014 was $35.7 million and $33.6 million, respectively. The backlog is comprised of firm orders and signed contractual commitments, or portions of such commitments that call for shipment within 12 months. Backlog can be significantly affected by the timing of orders for large projects and the amounts can vary due to the timing of work performed.

Raw Materials and Components

Raw materials used in the manufacture of the Company's products include purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel and cast iron), plastic resins, glass, microprocessors and other electronic subassemblies, and components. There are multiple sources for these raw materials and components, but the Company relies on single suppliers for certain brass castings and certain electronic subassemblies. The Company believes these items would be available from other sources, but that the loss of certain suppliers would result in a higher cost of materials, delivery delays, short-term increases in inventory and higher quality control costs in the short term. The Company carries business interruption insurance on key suppliers. The Company's purchases of raw materials are based on production schedules, and as a result, inventory on hand is generally not exposed to price fluctuations. World commodity markets and currency exchange rates may also affect the prices of material purchased in the future. The Company does not hold significant amounts of precious metals.

Research and Development

Expenditures for research and development activities relating to the development of new products, the improvement of existing products and manufacturing process improvements were $10.6 million in 2015 compared to $9.5 million in 2014 and $10.5 million in 2013. Research and development activities are primarily sponsored by the Company. The Company also engages in some joint research and development with other companies.

Intangible Assets

The Company owns or controls several trade secrets and many patents, trademarks and trade names in the United States and other countries that relate to its products and technologies. No single patent, trademark, trade name or trade secret is material to the Company's business as a whole.

Environmental Protection

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance control provisions and regulations during 2015, 2014 and 2013 were not material.

Employees

The Company and its subsidiaries employed 1,514 persons at December 31, 2015, 119 of whom are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The Company is currently operating under a five-year contract with the union, which expires on October 31, 2016. The Company believes it has good relations with the union and all of its employees.

The following table sets forth certain information regarding the Executive Officers of the Registrant.

Name	Position	Age at 2/28/2016
Richard A. Meeusen	Chairman, President and Chief Executive Officer	61
Richard E. Johnson	Senior Vice President — Finance, Chief Financial Officer and Treasurer	61
Fred J. Begale	Vice President — Engineering	51
William R. A. Bergum	Vice President — General Counsel and Secretary	51
Gregory M. Gomez	Vice President — Flow Instrumentation	51
Horst E. Gras	Vice President — International Operations	60
Raymond G. Serdynski	Vice President — Manufacturing	59
Beverly L. P. Smiley	Vice President — Controller	66
Kimberly K. Stoll	Vice President — Sales and Marketing	49

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

Mr. Begale has served as Vice President - Engineering for more than five years.

Mr. Bergum has served as Vice President - General Counsel and Secretary for more than five years.

Mr. Gomez became Vice President - Flow Instrumentation in September 2014. Mr. Gomez served as Vice President - Business Development from December 2010 to September 2014.

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

Foreign Operations and Export Sales

The Company distributes its products through employees, resellers and representatives throughout the world. Additionally, the Company has a sales, distribution and manufacturing facility in Neuffen, Germany; sales and customer service offices in Mexico, Singapore, China, United Arab Emirates and Slovakia; manufacturing facilities in Nogales, Mexico; and manufacturing and sales facilities in Brno, Czech Republic and Bern, Switzerland. The Company exports products from the United States that are manufactured in Milwaukee, Wisconsin; Racine, Wisconsin; Tulsa, Oklahoma; and Scottsdale, Arizona.

Information about the Company's foreign operations and export sales is included in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2015 Annual Report on Form 10-K.

Financial Information about Industry Segments

The Company operates in one industry segment as an innovator, manufacturer and marketer of products incorporating flow measurement, control and communication solutions as described in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2015 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Shareholders, potential investors and other readers are urged to consider the significant business risks described below in addition to the other information set forth or incorporated by reference in this 2015 Annual Report on Form 10-K, including the “Special Note Regarding Forward Looking Statements” at the front of this 2015 Annual Report on Form 10-K. If any of the events contemplated by the following risks actually occur, our financial condition or results of operations could be materially adversely affected. The following list of risk factors may not be exhaustive. We operate in a continually changing business, economic and geopolitical environment, and new risk factors may emerge from time to time. We can neither predict these new risk factors with certainty nor assess the precise impact, if any, on our business, or the extent to which any factor, or combination of factors, may adversely impact our results of operations. While there is much uncertainty, we do analyze the risks we face, perform a probability assessment of their impacts and attempt to soften their potential impact when and if possible.

Competitive pressures in the marketplace could decrease our revenues and profits.

Competitive pressures in the marketplace for our products could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. We operate in an environment where competition varies from moderate to intense and a number of our competitors have greater financial resources. Our competitors also include alliance partners that sell products that do or may compete with our products, particularly those that provide radio solutions. The principal elements of competition for our most significant product applications, residential and commercial water meters for the municipal water utility market (with various radio technology systems), are price, product technology, quality and service. The competitive environment is also affected by the movement toward radio technologies and away from manually read meters, the demand for replacement units and, to some extent, such things as global economic conditions, the timing and size of governmental programs such as stimulus fund programs, the ability of municipal water utility customers to authorize and finance purchases of our products, our ability to obtain financing, housing starts in the United States, and overall economic activity. For our flow instrumentation products, the competitive environment is affected by the general economic health of various industrial sectors particularly in the United States and Europe.

The inability to develop technologically advanced products could harm our future success.

We believe that our future success depends, in part, on our ability to develop technologically advanced products that meet or exceed appropriate industry standards. Although we believe that we currently have a competitive advantage in this area, maintaining such advantage will require continued investment in research and development, sales, marketing and manufacturing capabilities. There can be no assurance that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to maintain such competitive advantage. If we are unable to maintain our competitive advantage, our future financial performance may be adversely affected. We are not currently aware of any emerging standards or new products that could render our existing products obsolete in the near term. The water utility industry is beginning to see the adoption of ultrasonic (electronic) water meters. Electronic water metering has lower barriers to entry that could affect the competitive landscape in North America. We believe we have a competitive product if the adoption rate for electronic meters were to accelerate.

The inability to obtain adequate supplies of raw materials and component parts at favorable prices could decrease our profit margins and negatively impact timely delivery to customers.

We are affected by the availability and prices for raw materials and component parts, including purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel and cast iron), plastic resins, glass, microprocessors and other electronic subassemblies, and components that are used in the manufacturing process. The inability to obtain adequate supplies of raw materials and component parts for our products at favorable prices could have a material adverse effect on our business, financial condition or results of operations by decreasing profit margins and by negatively impacting timely deliveries to customers. In the past, we have been able to offset increases in raw materials and component parts by increased sales prices, active materials management, product engineering programs and the diversity of materials used in the production processes. However, we cannot be certain that we will be able to accomplish this in the future. Since we do not control the actual production of these raw materials and component parts, there may be delays caused by an interruption in the production or transportation of these materials for reasons that are beyond our control. World commodity markets and inflation may also affect raw material and component part prices.

Regulations related to conflict minerals may force us to incur additional expenses.

The Securities and Exchange Commission has adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or “conflict minerals,” that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by a Securities and Exchange Commission reporting company. The minerals that the rules cover are commonly referred to as “3TG” and include tin, tantalum, tungsten and gold. Implementation of the disclosure requirements could affect the sourcing and availability of some of the materials that we use in the manufacture of our products. There is also uncertainty relating to the requirements of the regulations as a result of ongoing litigation challenging the constitutionality of portions of the regulations. Our supply chain is complex, and if we are not able to determine the origins for all conflict minerals used in our products or that our products are “conflict free,” then we may face reputational challenges with customers or investors. We could also incur significant costs related to the compliance process, including potential difficulty or added costs in satisfying disclosure and audit requirements.

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

Our ability to serve customers, as well as increase revenues and control costs, depends in part on the reliability of our sophisticated technologies and system networks. We use information technology and other systems to manage our business in order to maximize our revenue, effectiveness and efficiency. Unauthorized parties gaining access to digital systems and networks for purposes of misappropriating assets or sensitive financial, personal or business information, corrupting data, causing operational disruptions and other cyber-related risks could adversely impact our customer relationships, business plans and our reputation. In some cases, we are dependent on third-party technologies and service providers for which there is no certainty of uninterrupted availability or through which hackers could gain access to sensitive and/or personal information. These potential disruptions and cyber-attacks could negatively affect revenues, costs, customer demand, system availability and our reputation.

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

We cannot predict the nature, scope or effect of future environmental or regulatory requirements to which our operations might be subject or the manner in which existing or future laws will be administered or interpreted. Compliance with such laws or regulations may entail additional expenses that could decrease profitability. We are subject to a variety of environmental laws, such as lead content in certain meters incorporating brass housings or the handling of certain electronic materials, and regulatory laws affecting the use and/or licensing of radio frequencies necessary for radio products, as well as regulations related to customs and trade practices. Currently, the cost of complying with existing laws is included as part of our on-going expenses and does not have a material effect on our business or financial position, but a change in the future could adversely affect our profitability.

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

We have a history of good corporate governance, including procedures and processes that are required by the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, and related rules and regulations, such as board committee charters, and a code of business conduct that defines how employees interact with our various stakeholders and addresses issues such as confidentiality, conflict of interest and fair dealing, and applicable exchange listing standards. Failure to maintain these corporate governance practices could harm our reputation and have a material adverse effect on our business and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal facilities utilized by the Company at December 31, 2015 are listed below. The Company owns all such facilities in fee simple except as noted. The Company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

		Approximate area
Location	Principal use	(square feet)
Scottsdale, Arizona, USA	Manufacturing and offices	32,000	(1)
Los Gatos, California, USA	Offices	2,000	(2)
Centennial, Colorado, USA	Distribution and offices	12,000
Tulsa, Oklahoma, USA	Manufacturing and offices	59,500
Milwaukee, Wisconsin, USA	Manufacturing and offices	324,200
Racine, Wisconsin, USA	Manufacturing and offices	134,300	(3)
Brno, Czech Republic	Manufacturing and offices	27,800
Neuffen, Germany	Manufacturing and offices	24,700
Nogales, Mexico	Manufacturing and offices	181,300
Bern, Switzerland	Manufacturing and offices	1,100	(4)

(1)    Leased facility. Lease term expires September 1, 2019.
(2)    Leased facility. Lease term expires March 31, 2016, at which time it is expected to be renewed.
(3)    Leased facility. Lease term expires December 31, 2025.
(4)    Building is owned, but land is leased from the government, as required. Lease term expires October 18, 2021.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company is named in legal proceedings from time to time. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

Like other companies in recent years, the Company is named as a defendant in numerous pending multi-claimant/multi-defendant lawsuits alleging personal injury as a result of exposure to asbestos, manufactured by third parties, and in the past may have been integrated into or sold with a very limited number of the Company’s products. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based in part on the fact that no claimant has proven or substantially demonstrated asbestos exposure caused by products manufactured or sold by the Company and that most of the cases have been voluntarily dismissed.

The Company is subject to contingencies related to environmental laws and regulations. Information about the Company's compliance with environmental regulations is included in Part I, Item 1 of this 2015 Annual Report on Form 10-K under the heading “Environmental Protection.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information required by this Item is set forth in Note 11 “Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2015 Annual Report on Form 10-K.

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

The following graph compares on a cumulative basis the yearly percentage change since January 1, 2011 in (a) the total shareholder return on the Common Stock with (b) the total return on the Russell 2000 Index, and (c) the total return of the peer group made up of 16 companies, including the Company, in similar industries and with similar market capitalization.

The graph assumes $100 invested on December 31, 2010. It further assumes the reinvestment of dividends. The returns of each component company in the peer groups have been weighted based on such company's relative market capitalization.

Comparison of 5 Year Cumulative Total Return
Badger Meter, Inc.
Russell 2000 Index
Peer Group
180
160
140
120
100
80
60
40
20
0
2010
2011
2012
2013
2014
2015

December 31		2010	2011	2012	2013	2014	2015
Badger Meter, Inc.	Return %		(32.27)%	63.98%	16.64%	10.43%	—%
	Cumulative $	$100.00	$67.73	$111.06	$129.54	$143.06	$143.06
Russell 2000 Index	Return %		(4.18)%	16.35%	38.82%	4.89%	(4.41)%
	Cumulative $	$100.00	$95.82	$111.49	$154.78	$162.35	$155.18
Peer Group	Return %		(8.81)%	28.04%	39.37%	0.27%	(10.40)%
	Cumulative $	$100.00	$91.19	$116.76	$162.74	$163.17	$146.20

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

ITEM 6. SELECTED FINANCIAL DATA

BADGER METER, INC.
Ten Year Summary of Selected Consolidated Financial Data

	Years ended December 31,
(In thousands except per share data)	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006
Operating results
Net sales	$377,698	364,768	334,122	319,660	262,915	276,634	250,337	279,552	234,816	229,754
Research and development	$10,645	9,496	10,504	9,567	8,086	7,164	6,910	7,136	5,714	5,458
Earnings from continuing operations before income taxes	$41,152	44,912	38,009	43,471	27,349	44,438	42,333	39,555	29,325	27,489
Earnings from continuing operations	$25,938	29,678	24,617	28,032	19,161	28,662	26,780	25,084	18,386	16,568
Earnings (loss) from discontinued operations (1)	$ n/a	n/a	n/a	n/a	n/a	n/a	7,390	n/a	(1,929)	(9,020)
Net earnings	$25,938	29,678	24,617	28,032	19,161	28,662	34,170	25,084	16,457	7,548
Earnings from continuing operations to sales	6.9%	8.1%	7.4%	8.8%	7.3%	10.4%	10.7%	9.0%	7.8%	7.2%
Per Common share
Basic earnings from continuing operations	$1.80	2.07	1.71	1.96	1.28	1.92	1.81	1.72	1.29	1.19
Basic earnings (loss) from discontinued operations	$ n/a	n/a	n/a	n/a	n/a	n/a	0.50	n/a	(0.13)	(0.65)
Total basic earnings	$1.80	2.07	1.71	1.96	1.28	1.92	2.31	1.72	1.16	0.54
Diluted earnings from continuing operations	$1.80	2.06	1.70	1.95	1.27	1.91	1.79	1.69	1.26	1.15
Diluted earnings (loss) from discontinued operations	$ n/a	n/a	n/a	n/a	n/a	n/a	0.49	n/a	(0.13)	(0.63)
Total diluted earnings	$1.80	2.06	1.70	1.95	1.27	1.91	2.28	1.69	1.13	0.52
Cash dividends declared: Common Stock	$0.78	0.74	0.70	0.66	0.60	0.52	0.46	0.40	0.34	0.31
Price range - high	$65.87	60.91	56.36	48.60	45.47	45.49	44.90	62.74	46.43	32.20
Price range - low	$51.63	46.47	41.88	29.30	26.86	32.58	22.50	17.58	23.00	19.51
Closing price	$58.59	59.35	54.50	47.41	29.43	44.22	39.82	29.02	44.95	27.70
Book value *	$16.08	14.82	13.64	11.96	11.85	11.19	9.65	7.50	6.33	5.07
Shares outstanding at year-end
Common Stock	14,525	14,461	14,412	14,314	15,123	15,048	14,973	14,808	14,519	14,154
Financial position
Working capital *	$44,784	34,030	29,122	27,294	78,782	64,658	60,419	35,740	38,725	33,648
Current ratio *	1.4 to 1	1.3 to 1	1.3 to 1	1.3 to 1	4.5 to 1	3.0 to 1	3.3 to 1	1.7 to 1	1.9 to 1	1.7 to 1
Net cash provided by operations	$35,831	35,735	34,818	34,802	31,317	18,396	36,588	26,143	27,934	16,750
Capital expenditures	$19,766	12,332	14,311	8,202	5,336	9,238	7,750	13,237	15,971	11,060
Total assets	$355,480	341,158	316,058	290,453	218,910	215,864	191,016	195,358	150,301	139,383
Short-term and current portion of long-term debt	$71,360	75,927	70,045	66,730	1,790	12,878	8,003	19,670	13,582	17,037
Long-term debt	$ n/a	n/a	n/a	n/a	n/a	n/a	n/a	5,504	3,129	5,928
Shareholders' equity (2)	$232,275	214,331	196,563	171,247	179,281	168,383	144,461	111,023	91,969	71,819
Debt as a percent of total debt and equity *	23.5%	26.2%	26.3%	28.0%	1.0%	7.1%	5.2%	18.5%	15.4%	26.8%
Return on shareholders' equity *	11.2%	13.8%	12.5%	16.4%	10.7%	17.0%	18.5%	22.6%	20.0%	23.1%
Price/earnings ratio *	32.6	28.8	32.1	24.3	23.2	23.2	22.2	17.2	35.7	24.1

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION AND OVERVIEW

Badger Meter is an innovator in flow measurement, control and communication solutions, serving water utilities, municipalities, and commercial and industrial customers worldwide. The Company’s products measure water, oil, chemicals and other fluids, and are known for accuracy, long-lasting durability and for providing and communicating valuable and timely measurement data. The Company’s product lines fall into two categories: sales of water meters and related technologies to municipal water utilities (municipal water) and sales of meters to various industries for water and other fluids (flow instrumentation). The Company estimates that over 75% of its products are used in water applications when both categories are grouped together.

Municipal water, the largest category by sales volume, includes mechanical and ultrasonic (electronic) water meters and related technologies and services used by municipal water utilities as the basis for generating water and wastewater revenues. The key market for the Company’s municipal water meter products is North America, primarily the United States, because most meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The majority of water meters sold continues to be mechanical in nature. In recent years, the Company has made inroads in selling ultrasonic water meters. The development of smaller diameter ultrasonic water meters combined with advanced radio technology now provides the Company with the opportunity to sell into other geographical markets, for example Europe, the Middle East and South America. In the municipal water category, sales of water meters and related technologies and services are also commonly referred to as residential or commercial water meter sales, the latter referring to larger sizes of water meters.

Flow instrumentation includes meters and valves sold worldwide to measure and control materials flowing through a pipe or pipeline including water, air, steam, oil, and other liquids and gases. These products are used in a variety of applications, primarily into the following industries: water/wastewater; heating, ventilating and air conditioning (HVAC); oil and gas; chemical and petrochemical; test and measurement; automotive aftermarket; and the concrete construction process. Furthermore, the Company’s flow instrumentation technologies are sold to original equipment manufacturers as the primary flow measurement device within a product or system.

Residential and commercial water meters are generally classified as either manually read meters or remotely read meters via radio technology. A manually read meter consists of a water meter and a register that provides a visual totalized meter reading. Meters equipped with radio technology (endpoints) receive flow measurement data from encoder registers attached to the water meter which is encrypted and transmitted via radio frequency to a receiver that collects and formats the data appropriately for water utility billing systems. These remotely read, or mobile, systems are either automatic meter reading (AMR) systems, where a vehicle equipped for meter reading purposes, including a radio receiver, computer and reading software, collects the data from utilities’ meters; or fixed network advanced metering infrastructure (AMI) systems, where data is gathered utilizing a network of permanent data collectors or gateway receivers that are always active or listening for the radio transmission from the utilities’ meters. AMI systems eliminate the need for utility personnel to drive through service territories to collect meter reading data. These systems provide the utilities with more frequent and diverse data at specified intervals from their meters.

The ORION family of radio endpoints provides water utilities with a range of industry-leading options for meter reading. These include ORION Mobile (for mobile meter reading), ORION Fixed Network (for traditional fixed network applications), and ORION Cellular (for infrastructure-free meter reading). ORION Mobile makes the migration to fixed network easier for utilities that prefer to start with mobile reading and later adopt fixed network communications, allowing utilities to choose a solution for their current needs and be positioned for their future operational changes.

Critical to the water metering ecosystem is information and analytics. The Company’s BEACON AMA Managed Solution is the latest in metering technology. BEACON AMA combines the BEACON analytical software suite with proven ORION technologies using two-way fixed and cellular networks in a managed solution, improving utilities’ visibility of their water consumption and eliminating the need for costly utility managed infrastructure.

The BEACON AMA secure, cloud-hosted software suite includes a customizable dashboard, the ability to establish alerts for specific conditions, and consumer engagement tools that allow end water customers to view and manage their water usage activity. Benefits to the utility include improved customer service, increased visibility through faster leak detection, the ability to promote and quantify the effects of its water conservation efforts, and easier compliance reporting.

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

Water meter replacement and the adoption and deployment of new technology comprise the majority of water meter product sales, including radio products. To a much lesser extent, housing starts also contribute to the new product sales base. Over the last decade, there has been a growing trend in the conversion from manually read water meters to radio technology. This conversion rate is accelerating and contributes to an increased water meter and radio solutions base of business. The Company estimates that less than 53% of water meters installed in the United States have been converted to a radio solutions technology. The Company’s strategy is to fulfill customers’ metering expectations and requirements with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.

Flow instrumentation products serve flow measurement and control applications across a broad industrial spectrum, occasionally leveraging the same technologies used in the municipal water category. Specialized communication protocols that control the entire flow measurement process and mandatory certifications drive these markets. The Company’s specific flow measurement and control applications and technologies serve the flow measurement market through both customized and standard flow instrumentation solutions.

Industries today face accelerating demands to contain costs, reduce product variability, and meet ever-changing safety, regulatory and sustainability requirements. To address these challenges, customers must reap more value from every component in their systems. This system-wide scrutiny has heightened the focus on flow instrumentation in industrial process, manufacturing, commercial fluid, building automation, and precision engineering applications where flow measurement and control are critical.

An industry leader in both mechanical and electrical flow metering technologies, the Company offers one of the broadest flow measurement, control and communication portfolios in the market. The portfolio carries respected brand names including Recordall, E-Series, ORION, Hedland, Dynasonics, Blancett, and Research Control, and includes eight of the ten major flow meter technologies. Customers rely on the Company for application-specific solutions that deliver accurate, timely and dependable flow data and control essential for product quality, cost control, safer operations, regulatory compliance, and more sustainable operations.

Business Trends

Increasingly, the electric utility industry relies on AMI technology for two-way communication to monitor and control electrical devices at the customer's site. Although the Company does not sell products for electric market applications, the trend toward AMI affects the markets in which the Company does participate, particularly for those customers in the water utility market that are interested in more frequent and diverse data collection. Specifically, AMI and AMA technologies enable water utilities to capture readings from each meter at more frequent and variable intervals. Similar to the electric utility industry in recent years, the water utility industry is beginning to see the adoption of ultrasonic meters. Ultrasonic water metering has lower barriers to entry which could affect the competitive landscape in North America.

The Company sells its technology solutions to meet customer requirements. Since the technology products have comparable margins, any change in the mix between AMR, AMI or AMA is not expected to have a significant impact on the Company's net sales related to meter reading technology.

There are approximately 52,000 water utilities in the United States and the Company estimates that less than 53% of them have converted to a radio solutions technology. With the BEACON AMA managed solution and the wide breadth of water meters, the Company believes it is well-positioned to meet customers' future needs.

In the global market, companies need to comply with increasing regulations requiring companies to better manage critical resources, monitor their use of hazardous materials, and reduce exhaust gases. Some customers measure fluids to identify leaks and/or misappropriation for cost control or add measurement points to help automate manufacturing. Other customers employ measurement to comply with government mandates and laws. The Company provides technology to measure water, hydrocarbon-based fluids, chemicals, gases and steams.

Flow measurements are critical to provide a baseline and quantify reductions as customers attempt to reduce consumption. Once water usage is better understood, a strategy for water-use reduction can be developed with specific water-reduction initiatives targeted to those areas where water reduction is most viable. With the Company’s technology, customers have found costly leaks, pinpointed equipment in need of repair, and identified areas for process improvements.

Acquisition

On August 17, 2015, the Company's wholly-owned subsidiary, National Meter and Automation, Inc. (“National Meter”), acquired the assets of United Utilities, Inc. of Smyrna, Tennessee, which was one of the Company's distributors serving Tennessee and Georgia. National Meter will do business in those and additional areas as “United Utilities.”

The total purchase consideration for the United Utilities assets was $3.3 million, which included $0.4 million in cash and settlement of $2.9 million of pre-existing Company receivables. The Company's allocation of the purchase price at December 31, 2015 included $0.8 million of receivables, $0.4 million of inventory, $0.1 million of property, plant and equipment, $1.7 million of intangibles and $0.3 million of goodwill. As of December 31, 2015, the Company had not completed its analysis for estimating the fair value of the assets acquired and liabilities assumed. This acquisition is further described in Note 3 “Acquisitions” in the Notes to Consolidated Financial Statements.

On October 1, 2014, the Company acquired 100% of the outstanding common stock of National Meter and Automation, Inc. of Centennial, Colorado. The purchase was estimated to add approximately $15 million of incremental annual revenues to Badger Meter, after eliminating what would be intercompany sales. National Meter was a major distributor of Badger Meter products for the municipal water utility market, serving customers in Arizona, California, Colorado, Nevada and southern Wyoming. National Meter has become a regional distribution center for Badger Meter. In addition to its primary product line of water meters and meter reading systems, National Meter provides services including meter testing, leak detection, water audits, and meter and meter reading system installation.

The total purchase consideration for National Meter was $22.9 million, which included $20.3 million in cash, a small working capital adjustment and settlement of pre-existing Company receivables. The Consolidated Balance Sheets at December 31, 2014 included $2.5 million of deferred payments, of which $2.0 million was paid in late 2015 and early 2016, and $0.5 million is payable in early 2017 and is recorded in payables at December 31, 2015. The Company finalized the valuation for estimating the fair value of the assets acquired and liabilities assumed at September 30, 2015 with a small change from the preliminary December 31, 2014 estimate. This acquisition is further described in Note 3 “Acquisitions” in the Notes to Consolidated Financial Statements.

Revenue and Product Mix

As the industry continues to evolve, the Company has been vigilant in anticipating and exceeding customer expectations. In 2011, the Company introduced AMA as a hardware and software solution for water and gas utilities, and then in early 2014 launched its new BEACON AMA system as a managed solution which it believes will help maintain the Company's position as a market leader. Over the past two years, sales of BEACON AMA have grown more than eight-fold, with large cities and private water utilities selecting BEACON AMA and the Company’s industry-leading water meters.

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

RESULTS OF OPERATIONS

Net Sales

Net sales in 2015 increased $12.9 million, or 3.5%, to $377.7 million from $364.8 million in 2014. The overall increase was the result of higher sales of municipal water meter and related products, offset somewhat by lower sales of flow instrumentation products.

Municipal water sales represented 75.0% of total sales in 2015. These sales increased $23.0 million, or 8.8%, to $283.1 million in 2015 compared to $260.1 million in 2014. Included in this increase was $12.8 million of incremental sales associated with the acquisition of National Meter on October 1, 2014 and the assets of United Utilities on August 17, 2015. Overall, residential sales increased, offset somewhat by lower commercial meter sales. Sales of residential meters and technology increased 12.5%, driven by higher sales volumes of the Company’s ORION products for both mechanical meters as well as the recently introduced E-Series ultrasonic meters. These were offset somewhat by lower volumes of Itron-related products. Commercial meter sales declined 6.7% for the year due to lower volumes of products sold.

Flow instrumentation sales represented 25.0% of sales in 2015. These sales declined $10.1 million, or 9.6%, to $94.6 million from $104.7 million in 2014. The decline was due to the strengthening U.S. dollar’s effect on sales of products sold in Euros, lower volumes of products sold to oil and natural gas customers related to the weak conditions in these markets, weather conditions for a portion of the year and general softness in the overall economy.

Net sales in 2014 increased $30.7 million, or 9.2%, to $364.8 million from $334.1 million in 2013. The overall increase was due primarily to higher sales of municipal water and flow instrumentation products as a result of higher volumes of units sold and the purchase of National Meter, offset slightly by lower sales of radios into the natural gas market.

Municipal water sales increased $29.0 million, or 12.5%, to $260.1 million in 2014 from $231.1 million in 2013. These sales represented 71.3% of total net sales in 2014 compared to 69.2% in 2013. Included in the increase for 2014 was $6.2 million of incremental sales associated with the acquisition of National Meter on October 1, 2014. The majority of the increase was due to higher sales of residential meters sold both with and without technology, as well as higher commercial meter sales. Sales of residential meters and related technology increased 14.6% for the year due to higher volumes of product sold, offset slightly by lower average prices. Commercial water meter sales increased 4.0% in 2014 compared to 2013 primarily due to higher volumes of product sold.

Flow instrumentation sales represented 28.7% of total net sales in 2014 compared to 30.8% in 2013. These sales increased $1.7 million, or 1.7%, to $104.7 million from $103.0 million in 2013. Most product lines in this grouping had higher sales driven primarily by higher volumes of product sold, offset by lower sales of radios into the natural gas market.

International sales for municipal water meters and related technologies are generally made to customers in Canada and Mexico, and more recently into the Middle East, which use similar mechanical technology and standards as customers in the U.S, although the recent introduction of ultrasonic meters allows the Company greater opportunities in other parts of the world.

International sales for flow instrumentation and specialty products are generally made throughout the world. In Europe, sales are made primarily in Euros. Other international sales are made in U.S. dollars or local currencies.

International sales increased 0.2% to $55.2 million in 2015 from $55.1 million in 2014. This was the net effect of increased sales of ultrasonic meters into the Middle East, offset by the strengthening U.S. dollar’s effect on sales made in foreign currencies, particularly the Euro.

International sales increased 24.9% to $55.1 million in 2014 from $44.1 million in 2013 primarily due to sales of ultrasonic meters into the Middle East, overall increases in sales internationally, and slightly favorable foreign currency translation effects.

Gross Margins

Gross margins as a percentage of sales were 35.9%, 36.0% and 35.0% for 2015, 2014 and 2013, respectively. The slight decrease in 2015 from the 2014 rate was the net impact of product mix due to lower sales of flow instrumentation products which generally carry higher margins, lower material costs primarily related to brass castings, and higher warranty, obsolete inventory and health care expenses.

The increase in 2014 from the 2013 rate was due to higher volumes of product sold, lower obsolescence expenses, lower raw material costs and favorable exchange rates, offset somewhat by a greater mix of municipal water products that carry lower margins than the flow instrumentation products, higher warranty costs, and the impacts of the integration of National Meter.

Operating Expenses

Selling, engineering and administration expenses in 2015 were $93.4 million, or 9.8% higher than these expenses in 2014. Included in this increase was $8.5 million of expenses associated with National Meter over the amount included in 2014, which only included expenses for the last three months of that year, and $0.3 million associated with United Utilities, from which assets were acquired in August 2015. Included in the 2014 expense were charges totaling $1.7 million (approximately $0.07 per diluted share) for due diligence and other transaction costs related to a potential acquisition that ultimately was not pursued. After considering these items, the remainder of the increase was due to higher software amortization expenses and higher health care costs, offset somewhat by lower employee incentive compensation.

Selling, engineering and administration expenses in 2014 were $85.1 million, or 9.3% higher than these expenses in 2013. Included in this increase was $2.5 million of expenses associated with National Meter, which was acquired in October 2014. Also included in 2014’s expense were charges totaling $1.7 million (approximately $0.07 per diluted share) for due diligence and other transaction costs related to a potential acquisition that ultimately was not pursued. The remainder of the increase was due to higher employee incentive compensation due to improved financial results and normal inflationary increases, offset somewhat by lower product development costs that returned to more historic levels.

Operating Earnings

Operating earnings in 2015 declined $3.6 million, or 7.8%, to $42.4 million from $46.0 million in 2014. The decline was the result of higher operating costs that were partially offset by a modest increase in sales.
Operating earnings in 2014 increased $6.9 million, or 17.6%, to $46.0 million compared with $39.1 million in 2013. The increase was the result of higher sales due to increased volumes of product sold at a higher gross profit percentage, offset somewhat by higher operating expenses.

Interest Expense, Net

Interest expense, net was $1.2 million in 2015 and $1.1 million in 2014 and 2013. Relatively stable interest rates and similar average borrowing levels have resulted in no significant variations in expenses.

Income Taxes

Income taxes as a percentage of earnings before income taxes were 37.0%, 33.9% and 35.2% for 2015, 2014 and 2013, respectively. The variances in all three years presented were due primarily to the changes in state taxes depending on each year’s sales, as well as the relationship of foreign and domestic incomes that were taxed at different rates. Particularly in

2015, the relationship of foreign and domestic incomes resulted in more domestic income taxed at higher rates, while 2014 had higher foreign income taxed at lower rates.

Earnings and Diluted Earnings per Share

Because of the decreased operating earnings and higher effective tax rate, net earnings were $25.9 million in 2015 compared to $29.7 million in 2014. On a diluted basis, earnings per share were $1.80 in 2015 compared to $2.06 in 2014.

Because of the increased operating earnings and the lower effective tax rate, net earnings were $29.7 million in 2014 compared to $24.6 million in 2013. On a diluted basis, earnings per share were $2.06 in 2014 compared to $1.70 in 2013.

LIQUIDITY AND CAPITAL RESOURCES

The main sources of liquidity for the Company are cash from operations and borrowing capacity. In addition, depending on market conditions, the Company may access the capital markets to strengthen its capital position and to provide additional liquidity for general corporate purposes. Cash provided by operations in 2015 was $35.8 million compared to $35.7 million in 2014. The adjustments to earnings, particularly higher amortization charges, more than offset the reduced net earnings.

Receivables at December 31, 2015 were $56.6 million compared to $54.0 million at the end of 2014. The increase was due primarily to the higher sales in the fourth quarter of 2015 compared to the same period in 2014. The Company believes its net receivables balance is fully collectible.

Inventories at December 31, 2015 were $78.6 million compared to $71.8 million at December 31, 2014. The increase was due primarily to the expansion of Company-owned distribution facilities in 2015, which included stocking inventory.

Property, plant and equipment increased as a net result of capital expenditures offset by depreciation expense. Capital expenditures totaled $19.8 million in 2015 compared to $12.3 million in 2014. These amounts vary due to the timing of capital expenditures and include $4.2 million, most of which was spent in 2015, for conversion of factory space to office space at the Company’s headquarters in Milwaukee, Wisconsin. The Company believes it has adequate capacity to increase production levels with minimal additional capital expenditures.

Intangible assets decreased to $57.3 million at December 31, 2015 from $61.7 million at December 31, 2014. This was the net impact of normal amortization expense, offset by the addition of $1.7 million associated with the purchase of the United Utilities assets. Also, as a result of that asset purchase, goodwill increased to $48.0 million at December 31, 2015 compared to $47.7 million at December 31, 2014.

Short-term debt decreased from $75.9 million at December 31, 2014 to $71.4 million at December 31, 2015 as the funds generated from operations were sufficient to cover investing and financing activities and allow some of the borrowings to be repaid. At the end of 2015, debt represented 23.5% of the Company’s total capitalization. None of the debt is secured by the Company’s assets.

Payables increased at December 31, 2015 to $19.2 million compared to $16.1 million at December 31, 2014. The increase was due to the timing of purchases and payments.

Accrued compensation and employee benefits decreased to $9.7 million at December 31, 2015 from $11.9 million at December 31, 2014 primarily due to lower accrued employee incentive compensation.

The overall increase in total shareholders’ equity from $214.3 million at December 31, 2014 to $232.3 million at December 31, 2015 was principally the result of net earnings and stock options exercised, offset by an increase in Accumulated Other Comprehensive Loss as a result of translation losses, and dividends paid.

The Company’s financial condition remains strong. In May 2014, the Company amended its May 2012 credit agreement with its primary lender to a three-year $105.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit. While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of December 31, 2015. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The

Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $41.2 million of unused credit lines available at December 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements at December 31, 2015.

CONTRACTUAL OBLIGATIONS

In 2010, the Company restructured the outstanding debt of its Employee Savings and Stock Option Plan (the “ESSOP”) by loaning the ESSOP $0.5 million to repay a loan to a third party and loaning the ESSOP an additional $1.0 million to purchase additional shares of the Company's Common Stock for future 401(k) savings plan matches under a program that will expire on December 31, 2020. Under this program, the Company agreed to pay the principal and interest on the new loan amount of $1.5 million. The receivable from the ESSOP and the related obligation were therefore netted to zero on the Company's Consolidated Balance Sheets at December 31, 2015 and 2014. The terms of the loan call for equal payments of principal with the final payment due on December 31, 2020. At December 31, 2015, $0.8 million of the loan balance remains.

The following table includes the Company's significant contractual obligations as of December 31, 2015. There are no material undisclosed guarantees.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Beyond
	(In thousands)
Short-term debt	$71,360	$71,360	$—	$—	$—
Operating leases	12,361	1,888	3,125	2,486	4,862
Total contractual obligations	$83,721	$73,248	$3,125	$2,486	$4,862

Other than items included in the preceding table, as of December 31, 2015, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and postretirement plans which are discussed in detail in Note 7 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2015 Annual Report on Form 10-K.  As of the most recent actuarial measurement date, the Company is not required to make a minimum contribution for its pension plan for the 2016 calendar year. Postretirement medical claims are paid by the Company as they are submitted, and they are anticipated to be $0.4 million in 2016 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's accounting policies are more fully described in Note 1 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2015 Annual Report on Form 10-K. As discussed in Note 1, the preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company's more significant estimates relate primarily to the following judgmental reserves: allowance for doubtful accounts, reserve for obsolete inventories, and warranty and after-sale costs reserve. Each of these reserves is evaluated quarterly and is reviewed with the Company's internal Disclosure Committee and the Audit and Compliance Committee of the Board of Directors. The basis for the reserve amounts is determined by analyzing the anticipated exposure for each account, and then selecting the most likely amount based upon historical experience and various other considerations that are believed to be reasonable under the circumstances. These methods have been used for all years in the presented financials and have been used consistently throughout each year. Actual results may differ from these estimates if actual experiences vary from the Company's assumptions.

The criteria used for calculating each of the reserve amounts vary by type of reserve. For the allowance for doubtful accounts reserve, significant past due balances are individually reviewed for collectability, while the balance of accounts are reviewed in conjunction with applying historical write-off ratios. The calculation for the obsolete inventories reserve is determined by analyzing the relationship between the age and quantity of items on hand versus estimated usage to determine if excess quantities exist. The calculation for warranty and after-sale costs reserve uses criteria that include known potential problems on past sales as well as historical claim experience and current warranty trends. The changes in the balances of these reserves at December 31, 2015 compared to the prior year were due to normal business conditions and are not deemed to be significant. While the Company continually tries to improve its estimates, no significant changes in the underlying processes are expected in 2016.

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

OTHER MATTERS

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2015, 2014 and 2013 were not material.

Like other companies in recent years, the Company is named as a defendant in numerous pending multi-claimant/multi-defendant lawsuits alleging personal injury as a result of exposure to asbestos, manufactured by third parties, and in the past may have been integrated into or sold with a very limited number of the Company’s products. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based in part on the fact that no claimant has proven or substantially demonstrated asbestos exposure caused by products manufactured or sold by the Company and that most of the cases have been voluntarily dismissed.

See the “Special Note Regarding Forward Looking Statements” at the front of this Annual Report on Form 10-K and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of risks and uncertainties that could impact the Company's financial performance and results of operations.

MARKET RISKS

In the ordinary course of business, the Company is exposed to various market risks. The Company operates in an environment where competition varies from moderate to intense. The Company believes it currently provides the leading technology in water meters and radio systems for water utilities. A number of the Company's competitors in certain markets have greater financial resources. Competitors also include alliance partners that sell products that do or may compete with our products, particularly those that provide radio solutions. As the global water metering market begins to shift to adopt ultrasonic (electronic) technology, the number of competitors may increase. In addition, the market's level of acceptance of the Company's newer product offerings, including the BEACON AMA system, may have a significant effect on the Company's results of operations. As a result of significant research and development activities, the Company enjoys favorable patent positions for several of its products.

The Company's ability to generate operating income and to increase profitability depends somewhat on the general health of the United States and foreign economies, including to some extent such things as the length and severity of global economic downturns; the timing and size of governmental programs such as stimulus fund programs, as well as the impact of government budget cuts or partial shutdowns of governmental operations; international or civil conflicts that affect international trade; the ability of municipal water utility customers to authorize and finance purchases of the Company's products; the Company's ability to obtain financing; housing starts in the United States; and overall industrial activity. In addition, changes in governmental laws and regulations, particularly laws dealing with the content or handling of materials, may impact the results of operations. These factors are largely beyond the Company's control and depend on the economic condition and regulatory environment of the geographic region of the Company's operations.

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

Raw materials used in the manufacture of the Company's products include purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel and cast iron), plastic resins, glass, microprocessors and other electronic subassemblies, and components. The Company does not hold significant amounts of precious metals. The price and availability of raw materials is influenced by economic and industry conditions, including supply and demand factors that are difficult to anticipate and cannot be controlled by the Company. Commodity risk is managed by keeping abreast of economic conditions and locking in purchase prices for quantities that correspond to the Company's forecasted usage.

The Company's foreign currency risk relates to the sales of products to foreign customers and purchases of material from foreign vendors. The Company uses lines of credit with U.S. and European banks to offset currency exposure related to European receivables and other monetary assets. As of December 31, 2015 and 2014, the Company's foreign currency net monetary assets were partially offset by comparable debt resulting in no material exposure to the results of operations. The Company believes the effect of a change in foreign currency rates will not have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

The Company typically does not hold or issue derivative instruments and has a policy specifically prohibiting the use of such instruments for trading purposes.

The Company's short-term debt on December 31, 2015 was floating rate debt with market values approximating carrying value. Future annual interest costs for short-term debt will fluctuate based upon short-term interest rates. For the short-term debt on hand on December 31, 2015, the effect of a 1% change in interest rates is approximately $0.7 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is set forth in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in this 2015 Annual Report on Form 10-K.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, the Company's management believes that, as of December 31, 2015, the Company's internal control over financial reporting was effective based on those criteria.

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

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Badger Meter, Inc.

We have audited Badger Meter, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Badger Meter, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Badger Meter, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Badger Meter, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 26, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
February 26, 2016

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Badger Meter, Inc.

We have audited the accompanying consolidated balance sheets of Badger Meter, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Badger Meter, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Badger Meter, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
February 26, 2016

BADGER METER, INC.
Consolidated Balance Sheets

	December 31,
	2015	2014
Assets	(Dollars in thousands)
Current assets:
Cash	$8,163	$6,656
Receivables	56,643	53,967
Inventories:
Finished goods	28,548	25,362
Work in process	13,184	13,047
Raw materials	36,864	33,365
Total inventories	78,596	71,774
Prepaid expenses and other current assets	5,926	4,538
Deferred income taxes	—	4,170
Total current assets	149,328	141,105
Property, plant and equipment, at cost:
Land and improvements	9,033	9,182
Buildings and improvements	59,839	57,872
Machinery and equipment	125,197	110,346
	194,069	177,400
Less accumulated depreciation	(103,149)	(95,594)
Net property, plant and equipment	90,920	81,806
Intangible assets, at cost less accumulated amortization	57,348	61,672
Prepaid pension	—	456
Other assets	8,485	8,397
Deferred income taxes	1,421	—
Goodwill	47,978	47,722
Total assets	$355,480	$341,158
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$71,360	$75,927
Payables	19,155	16,059
Accrued compensation and employee benefits	9,663	11,901
Warranty and after-sale costs	3,133	1,739
Income and other taxes	1,233	1,449
Total current liabilities	104,544	107,075
Other long-term liabilities	4,809	1,735
Deferred income taxes	774	6,399
Accrued non-pension postretirement benefits	5,709	6,342
Other accrued employee benefits	7,369	5,276
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common Stock, $1 par; authorized 40,000,000 shares; issued 20,551,269 shares in 2015 and 20,522,864 shares in 2014	20,551	20,523
Capital in excess of par value	52,178	48,353
Reinvested earnings	204,044	189,365
Accumulated other comprehensive loss	(12,780)	(11,856)
Less: Employee benefit stock	(768)	(922)
Treasury stock, at cost; 6,026,447 shares in 2015 and 6,061,671 shares in 2014	(30,950)	(31,132)
Total shareholders’ equity	232,275	214,331
Total liabilities and shareholders’ equity	$355,480	$341,158
See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Operations

	Years ended December 31,
	2015	2014	2013
	(In thousands except per share amounts)
Net sales	$377,698	$364,768	$334,122
Cost of sales	241,922	233,626	217,133
Gross margin	135,776	131,142	116,989
Selling, engineering and administration	93,407	85,095	77,882
Operating earnings	42,369	46,047	39,107
Interest expense, net	1,217	1,135	1,098
Earnings before income taxes	41,152	44,912	38,009
Provision for income taxes	15,214	15,234	13,392
Net earnings	$25,938	$29,678	$24,617

Earnings per share:
Basic	$1.80	$2.07	$1.71

Diluted	$1.80	$2.06	$1.70

Shares used in computation of earnings per share:
Basic	14,379	14,307	14,362
Impact of dilutive securities	68	71	78
Diluted	14,447	14,378	14,440
See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net earnings	$25,938	$29,678	$24,617
Other comprehensive income :
Foreign currency translation adjustment	(847)	(1,721)	172
Pension and postretirement benefits, net of tax	(77)	(2,611)	6,252
Comprehensive income	$25,014	$25,346	$31,041
See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Operating activities:
Net earnings	$25,938	$29,678	$24,617
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	9,993	8,891	8,512
Amortization	10,606	6,773	4,982
Deferred income taxes	(3,023)	(1,334)	1,462
Noncurrent employee benefits	1,261	4,417	1,392
Stock-based compensation expense	1,541	1,449	1,388
Changes in:
Receivables	(5,511)	(997)	(3,991)
Inventories	(7,116)	(6,943)	247
Prepaid expenses and other current assets	(1,632)	(2,060)	368
Liabilities other than debt	3,774	(4,139)	(4,159)
Total adjustments	9,893	6,057	10,201
Net cash provided by operations	35,831	35,735	34,818
Investing activities:
Property, plant and equipment additions	(19,766)	(12,332)	(14,311)
Acquisitions, net of cash acquired	(1,907)	(20,829)	(15,401)
Net cash used for investing activities	(21,673)	(33,161)	(29,712)
Financing activities:
Net (decrease) increase in short-term debt	(3,960)	6,653	3,205
Dividends paid	(11,261)	(10,633)	(10,004)
Proceeds from exercise of stock options	1,641	730	1,640
Tax benefit on stock options	141	38	382
Issuance of treasury stock	470	469	498
Net cash used for financing activities	(12,969)	(2,743)	(4,279)
Effect of foreign exchange rates on cash	318	(438)	(118)
Increase (decrease) in cash	1,507	(607)	709
Cash — beginning of year	6,656	7,263	6,554
Cash — end of year	$8,163	$6,656	$7,263
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$18,167	$17,218	$15,292
Interest	$1,246	$1,144	$1,114
Non cash transaction:
Settlement of National Meter and Automation, Inc. payables prior to the acquisition	$—	$2,623	$—
Settlement of United Utilities, Inc. payables prior to the acquisition	$2,866	$—	$—
See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Shareholders’ Equity

	Years ended December 31,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Employee benefit stock	Treasury stock	Total
	(In thousands except per share amounts)
Balance, December 31, 2012	$20,441	$41,755	$155,694	$(13,948)	$(1,234)	$(31,461)	$171,247
Net earnings	—	—	24,617	—	—	—	24,617
Pension and postretirement benefits (net of $(3,826) tax effect)	—	—	—	6,252	—	—	6,252
Foreign currency translation	—	—	—	172	—	—	172
Cash dividends of $0.70 per share	—	—	(9,993)	—	—	—	(9,993)
Stock options exercised	63	1,577	—	—	—	—	1,640
Tax benefit on stock options and dividends	—	382	—	—	—	—	382
ESSOP transactions	—	201	—	—	159	—	360
Stock-based compensation	—	1,388	—	—	—	—	1,388
Issuance of treasury stock (35 shares)	—	324	—	—	—	174	498
Balance, December 31, 2013	20,504	45,627	170,318	(7,524)	(1,075)	(31,287)	196,563
Net earnings	—	—	29,678	—	—	—	29,678
Pension and postretirement benefits (net of $(1,381) tax effect)	—	—	—	(2,611)	—	—	(2,611)
Foreign currency translation	—	—	—	(1,721)	—	—	(1,721)
Cash dividends of $0.74 per share	—	—	(10,631)	—	—	—	(10,631)
Stock options exercised	19	711	—	—	—	—	730
Tax benefit on stock options and dividends	—	38	—	—	—	—	38
ESSOP transactions	—	214	—	—	153	—	367
Stock-based compensation	—	1,449	—	—	—	—	1,449
Issuance of treasury stock (30 shares)	—	314	—	—	—	155	469
Balance, December 31, 2014	20,523	48,353	189,365	(11,856)	(922)	(31,132)	214,331
Net earnings	—	—	25,938	—	—	—	25,938
Pension and postretirement benefits (net of $(122) tax effect)	—	—	—	(77)	—	—	(77)
Foreign currency translation	—	—	—	(847)	—	—	(847)
Cash dividends of $0.78 per share	—	—	(11,259)	—	—	—	(11,259)
Stock options exercised	28	1,546	—	—	—	67	1,641
Tax benefit on stock options and dividends	—	141	—	—	—	—	141
ESSOP transactions	—	242	—	—	154	—	396
Stock-based compensation	—	1,541	—	—	—	—	1,541
Issuance of treasury stock (35 shares)	—	355	—	—	—	115	470
Balance, December 31, 2015	$20,551	$52,178	$204,044	$(12,780)	$(768)	$(30,950)	$232,275

*	Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes.

BADGER METER, INC.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Note 1 Summary of Significant Accounting Policies

Profile

Badger Meter is an innovator in flow measurement, control and communication solutions, serving water utilities, municipalities, and commercial and industrial customers worldwide. The Company’s products measure water, oil, chemicals and other fluids, and are known for accuracy, long-lasting durability and for providing and communicating valuable and timely measurement data. The Company’s product lines fall into two categories: sales of water meters and related technologies to municipal water utilities (municipal water) and sales of meters to various industries for water and other fluids (flow instrumentation). The Company estimates that over 75% of its products are used in water applications when both categories are grouped together.

Municipal water, the largest category by sales volume, includes mechanical and ultrasonic (electronic) water meters and related technologies and services used by municipal water utilities as the basis for generating water and wastewater revenues. The key market for the Company’s municipal water meter products is North America, primarily the United States, because most meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The majority of water meters sold continues to be mechanical in nature. In recent years, the Company has made inroads in selling ultrasonic water meters. The development of smaller diameter ultrasonic water meters combined with advanced radio technology now provides the Company with the opportunity to sell into other geographical markets, for example Europe, the Middle East and South America. In the municipal water category, sales of water meters and related technologies and services are also commonly referred to as residential or commercial water meter sales, the latter referring to larger sizes of water meters.

Flow instrumentation includes meters and valves sold worldwide to measure and control materials flowing through a pipe or pipeline including water, air, steam, oil, and other liquids and gases. These products are used in a variety of applications, primarily into the following industries: water/wastewater; heating, ventilating and air conditioning (HVAC); oil and gas; chemical and petrochemical; test and measurement; automotive aftermarket; and the concrete construction process. Furthermore, the Company’s flow instrumentation technologies are sold to original equipment manufacturers as the primary flow measurement device within a product or system.

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

	Balance at beginning of year	Provision and reserve adjustments	Write-offs less recoveries	Balance at end of year
	(In thousands)
2015	$811	$(152)	$(182)	$477
2014	$531	$305	$(25)	$811
2013	$488	$78	$(35)	$531

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2015, 2014 and 2013

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company estimates and records provisions for obsolete inventories. Changes to the Company's obsolete inventories reserve are as follows:

	Balance at beginning of year	Net additions charged to earnings	Disposals	Balance at end of year
	(In thousands)
2015	$3,314	$2,530	$(2,008)	$3,836
2014	$4,236	$974	$(1,896)	$3,314
2013	$2,880	$2,322	$(966)	$4,236

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets by the straight-line method. The estimated useful lives of assets are: for land improvements, 15 years; for buildings and improvements, 10 — 39 years; and for machinery and equipment, 3 — 20 years.

Capitalized Software and Hardware

Capitalized internal use software and hardware included in prepaid expenses and other current assets in the Consolidated Balance Sheets were $2.0 million and $1.2 million at December 31, 2015 and 2014, respectively. In addition, there was $5.0 million and $4.9 million at December 31, 2015 and 2014, respectively, included in other assets in the Consolidated Balance Sheets. These amounts are amortized on a straight-line basis over the estimated useful lives of the software and/or hardware, ranging from 1 to 5 years. Amortization expense recognized for the years ending December 31, 2015, 2014 and 2013 was $2.4 million, $1.4 million and $1.1 million, respectively.

Long-Lived Assets

Property, plant and equipment and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. No adjustments were recorded as a result of these reviews during 2015, 2014 and 2013.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2015, 2014 and 2013

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 20 years. The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense recognized for the years ending December 31, 2015, 2014 and 2013 was $6.1 million, $5.5 million and $5.0 million, respectively. Amortization expense expected to be recognized is $6.1 million in each of 2016 and 2017, $5.9 million in 2018, $5.8 million in each of 2019 and 2020, and $27.7 million thereafter. The carrying value and accumulated amortization by major class of intangible assets are as follows:

	December 31, 2015		December 31, 2014
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(In thousands)
Technologies	$47,157	$16,104	$47,157	$13,244
Non-compete agreements	2,062	1,455	2,022	1,243
Licenses	650	441	650	424
Customer lists	4,923	1,327	3,423	1,053
Customer relationships	20,690	5,494	20,700	3,575
Trade names	9,475	2,788	9,325	2,066
Total intangibles	$84,957	$27,609	$83,277	$21,605

Goodwill

Goodwill is tested for impairment annually during the fourth fiscal quarter or more frequently if an event indicates that the goodwill might be impaired. Potential impairment is identified by comparing the fair value of a reporting unit with its carrying value. No adjustments were recorded to goodwill as a result of these reviews during 2015, 2014 and 2013.

Goodwill was $48.0 million, $47.7 million and $44.7 million at December 31, 2015, 2014 and 2013, respectively. The increases were the result of the asset purchase of United Utilities Inc. of Smyrna, Tennessee in 2015, and the National Meter and Automation, Inc. of Centennial, Colorado acquisition in 2014. These acquisitions are further described in Note 3 “Acquisitions.”

Revenue Recognition

Revenues are generally recognized upon shipment of product, which corresponds with the transfer of title. The costs of shipping are generally billed to the customer upon shipment and are included in cost of sales. A small portion of the Company's sales includes shipments of products combined with services, such as meters sold with installation. The product and installation components of these multiple deliverable arrangements are considered separate units of accounting. The value of these separate units of accounting is determined based on their relative fair values determined on a stand-alone basis. Revenue is generally recognized when the last element of the multiple deliverable is delivered, which corresponds with installation and acceptance by the customer. The Company also sells a small number of extended support service agreements on certain products for the period subsequent to the normal support service provided with the original product sale. Revenue is recognized over the service agreement period, which is generally one year. In 2014, the company began offering software as a service with its BEACON AMA product. While the amounts were insignificant in 2014 and 2015, revenue for this service is recognized on a monthly basis as the service is performed.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2015, 2014 and 2013

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

	Balance at beginning of year	Net additions charged to earnings	Costs incurred and adjustments	Balance at end of year
	(In thousands)
2015	$1,739	$2,837	$(1,443)	$3,133
2014	$882	$2,512	$(1,655)	$1,739
2013	$881	$1,069	$(1,068)	$882

Research and Development

Research and development costs are charged to expense as incurred and amounted to $10.6 million, $9.5 million and $10.5 million in 2015, 2014 and 2013, respectively.

 Stock-Based Compensation Plans

As of December 31, 2015, the Company has an Omnibus Incentive Plan under which 700,000 shares are reserved for restricted stock and stock option grants for employees as well as stock grants for directors as described in Note 5 “Stock Compensation.” The plan was approved in 2011 and replaced all prior stock-based plans except for shares and options previously issued under those plans.

The Company recognizes the cost of stock-based awards in net earnings for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. The Company estimates the fair value of its option awards using the Black-Scholes option-pricing formula, and records compensation expense for stock options ratably over the stock option grant's vesting period. The Company values restricted stock and stock grants for directors on the closing price of the Company's stock on the day the grant was awarded. Total stock compensation expense recognized by the Company was $1.5 million for 2015 and $1.4 million for each of 2014 and 2013.

Healthcare

The Company estimates and records provisions for healthcare claims incurred but not reported, based on medical cost trend analysis, reviews of subsequent payments made and estimates of unbilled amounts.

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss at December 31, 2015 are as follows:

	Pension and postretirement benefits	Foreign currency	Total
		(In thousands)
Balance at beginning of period	$(11,891)	$35	$(11,856)
Other comprehensive income before reclassifications	(1,317)	(847)	(2,164)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.7) million	1,240	—	1,240
Net current period other comprehensive loss, net	(77)	(847)	(924)
Accumulated other comprehensive loss	$(11,968)	$(812)	$(12,780)

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2015, 2014 and 2013

Details of reclassifications out of accumulated other comprehensive loss during 2015 are as follows:

Amount reclassified from accumulated other comprehensive loss
(In thousands)
Amortization of employee benefit plan items:
Prior service cost (1)	$53
Settlement expense (1)	762
Amortization of actuarial loss (1)	1,153
Total before tax	1,968
Income tax benefit	(728)
Amount reclassified out of accumulated other comprehensive loss	$1,240

(1)	These accumulated other comprehensive loss components are included in the computation of benefit plan costs in Note 7 “Employee Benefit Plans.”

Components of accumulated other comprehensive loss at December 31, 2014 are as follows:

	Pension and postretirement benefits	Foreign currency	Total
	(In thousands)
Balance at beginning of period	$(9,280)	$1,756	$(7,524)
Other comprehensive income before reclassifications	(4,968)	(1,721)	(6,689)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(1.2) million	2,357	—	2,357
Net current period other comprehensive loss, net	(2,611)	(1,721)	(4,332)
Accumulated other comprehensive (loss) income	$(11,891)	$35	$(11,856)

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
December 31, 2015, 2014 and 2013

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

New Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities' processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued, and the ASU may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The guidance was adopted in the fourth quarter of 2015 on a prospective basis. The adoption did not have a material impact on the Company's financial condition or results of operations other than the presentation of deferred taxes on the Consolidated Balance Sheets.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers.” ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, to identify the performance obligations in the contract, to determine the transaction price, to allocate the transaction price to the performance obligations in the contract and to recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.

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

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2015, 2014 and 2013

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

Stock Options

Stock options to purchase 47,572 shares of the Company's Stock in 2015, 47,067 shares in 2014 and 23,258 shares in 2013 were not included in the computation of dilutive securities because their inclusion would have been anti-dilutive.

Note 3    Acquisitions

On August 17, 2015, the Company's wholly-owned subsidiary, National Meter and Automation, Inc. (“National Meter”), acquired the assets of United Utilities, Inc. of Smyrna, Tennessee, which was one of the Company's distributors serving Tennessee and Georgia. National Meter will do business in those and additional areas as “United Utilities.”

The total purchase consideration for the United Utilities assets was $3.3 million, which included $0.4 million in cash and settlement of $2.9 million of pre-existing Company receivables. The Company's allocation of the purchase price at December 31, 2015 included $0.8 million of receivables, $0.4 million of inventory, $0.1 million of property, plant and equipment, $1.7 million of intangibles and $0.3 million of goodwill. The intangible assets acquired are primarily customer relationships with an estimated average useful life of 12 years. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of December 31, 2015, the Company had not completed its analysis for estimating the fair value of the assets acquired.

The United Utilities acquisition was accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition. The acquisition did not have a material impact on the Company's consolidated financial statements or the notes thereto at December 31, 2015.

On October 1, 2014, the Company acquired 100% of the outstanding common stock of National Meter and Automation, Inc. of Centennial, Colorado. The purchase was estimated to add approximately $15 million of incremental annual revenues to Badger Meter, after eliminating what would be intercompany sales. National Meter was a major distributor of Badger Meter products for the municipal water utility market, serving customers in Arizona, California, Colorado, Nevada and southern Wyoming. National Meter has become a regional distribution center for Badger Meter. In addition to its primary product line of water meters and meter reading systems, National Meter provides services including meter testing, leak detection, water audits, and meter and meter reading system installation.

The total purchase consideration for National Meter was $22.9 million, which included $20.3 million in cash, a small working capital adjustment and settlement of pre-existing Company receivables. The Consolidated Balance Sheets at December 31, 2014 included $2.5 million of deferred payments, of which $2.0 million was payable in late 2015 and early 2016 and was recorded in payables, and $0.5 million which is payable in early 2017 and was recorded in other long-term liabilities. The Company’s allocation of the purchase price as of December 31, 2014 included $3.9 million of receivables, $4.5 million of inventory, $2.8 million of property, plant and equipment, $9.8 million of intangibles, $3.0 million of goodwill, and $0.1 million of current liabilities. As of December 31, 2014, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed was based upon the estimated fair values at the date of acquisition. The intangible assets acquired are primarily customer relationships with an estimated average useful life of 12 years. The preliminary allocation of the purchase

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2015, 2014 and 2013

price to the assets acquired and liabilities assumed was based upon the estimated fair values at the date of acquisition. The Company finalized the valuation for estimating the fair value of the assets acquired and liabilities assumed at September 30, 2015 with a small change from the preliminary December 31, 2014 estimate. There was approximately $0.4 million of transaction costs related to the acquisition that were included in selling, engineering and administration for 2014 in the Company’s Consolidated Statements of Operations.

The National Meter acquisition was accounted for under the purchase method, and accordingly, the results of operations were included in the Company’s financial statements from the date of acquisition. The acquisition did not have a material impact on the Company’s consolidated financial statements or the notes thereto.

Note 4    Short-term Debt and Credit Lines

Short-term debt at December 31, 2015 and 2014 consisted of:

	2015	2014
	(In thousands)
Notes payable to banks	$5,860	$5,977
Commercial paper	65,500	69,950
Total short-term debt	$71,360	$75,927

Included in notes payable to banks at December 31, 2015 was $4.4 million outstanding under a 4.0 million Euro-based revolving loan facility that does not expire, and which bore interest at 1.30%. Included in notes payable to banks at December 31, 2014 was $4.5 million outstanding under a 4.0 million Euro-based revolving loan facility that does not expire, and which bore interest at 1.51%.

In May 2014, the Company amended its May 2012 credit agreement with its primary lender to a three-year $105.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit. Borrowings of commercial paper bore interest at 1.25% in 2015 and 2014. Under the principal line of credit, the Company had $38.0 million of unused credit lines available out of the total of $41.2 million short-term credit lines at December 31, 2015. While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of December 31, 2015.

Note 5    Stock Compensation

As of December 31, 2015, the Company has an Omnibus Incentive Plan under which 700,000 shares are reserved for restricted stock and stock options grants for employees, as well as stock grants for directors. The plan was approved in 2011 and replaced all prior stock-based plans except for shares and options previously issued under those plans. As of December 31, 2015 and 2014, there were 409,000 shares and 456,000 shares of the Company’s Common Stock available for grant under the 2011 Omnibus Incentive Plan. The Company recognizes the cost of stock-based awards in net earnings for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. The following sections describe the three types of grants in more detail.

Stock Options

The Company estimates the fair value of its option awards using the Black-Scholes option-pricing formula, and records compensation expense for stock options ratably over the stock option grant’s vesting period. Stock option compensation expense recognized by the Company for the year ended December 31, 2015 related to stock options was $0.5 million compared to $0.4 million in 2014 and $0.5 million in 2013.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2015, 2014 and 2013

The following table summarizes the transactions of the Company’s stock option plans for the three-year period ended December 31, 2015:

	Number of shares	Weighted-average exercise price
Options outstanding - December 31, 2012	247,580	$34.26
Options granted	23,258	$51.29
Options exercised	(66,660)	$24.91
Options forfeited	(1,800)	$37.78
Options outstanding - December 31, 2013	202,378	$39.27
Options granted	23,958	$54.36
Options exercised	(23,016)	$32.57
Options forfeited	—	n/a
Options outstanding - December 31, 2014	203,320	$41.80
Options granted	24,755	$56.66
Options exercised	(43,269)	$37.96
Options forfeited	—	n/a
Options outstanding - December 31, 2015	184,806	$44.69
Price range $24.94 — $36.59
(weighted-average contractual life of 5.8 years)	59,500	$35.87
Price range $36.60 — $51.29
(weighted-average contractual life of 5.0 years)	62,434	$42.83
Price range $51.30 — $56.66
(weighted-average contractual life of 3.5 years)	62,872	$54.89
Options outstanding - December 31, 2015	184,806
Exercisable options —
December 31, 2013	113,060	$38.18
December 31, 2014	111,016	$39.68
December 31, 2015	105,470	$40.96

The following assumptions were used for valuing options granted in the years ended December 31:

	2015	2014
Per share fair value of options granted during the period	$23.08	$22.35
Risk-free interest rate	1.74%	1.73%
Dividend yield	1.32%	1.31%
Volatility factor	49.5%	49.9%
Weighted-average expected life in years	5.3	5.3

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
December 31, 2015, 2014 and 2013

The following table summarizes the aggregate intrinsic value related to options exercised, outstanding and exercisable as of and for the years ended December 31:

	2015	2014
	(In thousands)
Exercised	$1,058	$493
Outstanding	$2,569	$3,568
Exercisable	$1,859	$2,184

As of December 31, 2015, the unrecognized compensation cost related to stock options was approximately $1.2 million, which will be recognized over a weighted average period of 2.5 years.

Director Stock Grant

 Non-employee directors receive an annual award of $50,000 worth of shares of the Company’s Common Stock under the shareholder-approved 2011 Omnibus Incentive Plan. The Company values stock grants for directors on the closing price of the Company’s stock on the day the grant was awarded. The Company records compensation expense for this plan ratably over the annual service period beginning May 1. Director stock compensation expense recognized by the Company for the year ended December 31, 2015, 2014 and 2013 was $0.4 million in each year. As of December 31, 2015, the unrecognized compensation cost related to the director stock award that is expected to be recognized over the remaining four months is estimated to be approximately $0.1 million.

Restricted Stock

The Company periodically issues nonvested shares of the Company's Common Stock to certain eligible employees, generally with a three-year cliff vesting period contingent on employment. The Company values restricted stock on the closing price of the Company's stock on the day the grant was awarded. The Company records compensation expense for these plans ratably over the vesting periods. Nonvested stock compensation expense recognized by the Company for the year ended December 31, 2015 was $1.1 million compared to $1.0 million in 2014 and $0.9 million in 2013.

The fair value of nonvested shares is determined based on the market price of the shares on the grant date.

	Shares	Fair value per share
Nonvested at December 31, 2012	73,825	$37.01
Granted	21,425	$51.12
Vested	(16,875)	$38.41
Forfeited	(3,900)	$37.69
Nonvested at December 31, 2013	74,475	$40.54
Granted	21,956	$54.36
Vested	(24,350)	$36.59
Forfeited	(3,625)	$41.61
Nonvested at December 31, 2014	68,456	$46.32
Granted	19,193	$56.66
Vested	(26,075)	$36.15
Forfeited	(1,450)	$48.87
Nonvested at December 31, 2015	60,124	$53.97

As of December 31, 2015, there was $1.2 million of unrecognized compensation cost related to nonvested restricted stock that is expected to be recognized over a weighted average period of 1.2 years.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2015, 2014 and 2013

Note 6    Commitments and Contingencies

Commitments

The Company makes commitments in the normal course of business. The Company leases equipment and facilities under non-cancelable operating leases, some of which contain renewal options. Total future minimum lease payments consisted of the following at December 31, 2015:

Total leases
(In thousands)
2016	$1,888
2017	1,687
2018	1,438
2019	1,243
2020	1,243
Thereafter	4,862
Total lease obligations	$12,361

Total rental expense charged to operations under all operating leases was $3.2 million, $3.1 million and $2.8 million in 2015, 2014 and 2013, respectively.

Contingencies

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2015, 2014 and 2013 were not material.

Like other companies in recent years, the Company is named as a defendant in numerous pending multi-claimant/multi-defendant lawsuits alleging personal injury as a result of exposure to asbestos, manufactured by third parties, and in the past was integrated into or sold with a very limited number of the Company’s products. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based in part on the fact that no claimant has proven or substantially demonstrated asbestos exposure caused by products manufactured or sold by the Company and that a number of cases have been voluntarily dismissed.

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
December 31, 2015, 2014 and 2013

Note 7    Employee Benefit Plans

The Company maintains a non-contributory defined benefit pension plan that covers substantially all U.S. employees who were employed at December 31, 2011. After that date, no further benefits are being accrued in this plan. For the frozen pension plan, benefits are based primarily on years of service and, for certain plans, levels of compensation.

The Company also maintains supplemental non-qualified plans for certain officers and other key employees, and an Employee Savings and Stock Option Plan (“ESSOP”) for the majority of the U.S. employees.

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

Amounts included in accumulated other comprehensive loss, net of tax, at December 31, 2015 that have not yet been recognized in net periodic benefit cost are as follows:

	Pension plans	Other postretirement benefits
	(In thousands)
Prior service cost	$—	$(39)
Net actuarial loss	$11,904	$(185)

Amounts included in accumulated other comprehensive loss, net of tax, at December 31, 2015 expected to be recognized in net periodic benefit cost during the fiscal year ending December 31, 2016 are as follows:

	Pension plans	Other postretirement benefits
	(In thousands)
Prior service credit	$—	$(16)
Net actuarial loss	$397	$—

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

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2015, 2014 and 2013

The following table sets forth the components of net periodic pension cost for the years ended December 31, 2015, 2014 and 2013 based on a December 31 measurement date:

	2015	2014	2013
	(In thousands)
Service cost — benefits earned during the year	$4	$4	$5
Interest cost on projected benefit obligations	1,769	1,888	1,842
Expected return on plan assets	(2,151)	(2,806)	(2,744)
Amortization of net loss	656	606	719
Settlement expense	762	858	806
Net periodic pension cost	$1,040	$550	$628
Actuarial assumptions used in the determination of the net periodic pension cost are:

	2015	2014	2013
Discount rate	3.81%	4.47%	3.68%
Expected long-term return on plan assets	5.00%	6.50%	6.50%
Rate of compensation increase	n/a	n/a	n/a

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

The following table provides a reconciliation of benefit obligations, plan assets and funded status based on a December 31 measurement date:

	2015	2014
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of plan year	$48,200	$45,561
Service cost	4	4
Interest cost	1,769	1,888
Actuarial (gain)/loss	(906)	4,989
Benefits paid	(3,596)	(4,242)
Projected benefit obligation at measurement date	$45,471	$48,200

Change in plan assets:
Fair value of plan assets at beginning of plan year	$48,656	$49,873
Actual return on plan assets	(1,457)	3,025
Benefits paid	(3,596)	(4,242)
Fair value of plan assets at measurement date	$43,603	$48,656

Funded status of the plan:
Benefit plan assets in excess of benefit obligation	—	456
Benefit obligation in excess of plan assets	(1,868)	—
Accrued pension liability (prepaid pension asset)	$(1,868)	$456

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2015, 2014 and 2013

The actuarial assumption used in the determination of the benefit obligation of the above data is:

	2015	2014
Discount rate	4.14%	3.81%

The fair value of the qualified pension plan assets was $43.6 million at December 31, 2015 and $48.7 million at December 31, 2014. The variation in the fair value of the assets between years was due to the change in the market value of the underlying investments and benefits paid. Estimated future benefit payments expected to be paid in each of the next five years beginning with 2016 are $4.6 million, $4.3 million, $3.9 million, $3.6 million and $3.9 million, with an aggregate of $14.2 million for the five years thereafter. As of the most recent actuarial measurement date, the Company is not required to make a minimum contribution for the 2016 calendar year.

Historically, the Company employed a total return investment approach whereby a mix of equities and fixed income investments were used to maximize the long-term return of plan assets for a prudent level of risk. Because of volatility in market returns and the plan’s current funding status, the decision was made in 2014 to move towards a liability driven investing strategy whereby the assets are primarily fixed income investments. The fixed income investments chosen under this strategy, while not precisely the same, are meant to parallel the investments selected in determining the discount rate used to calculate the Company’s pension liability. The purpose of this strategy is to minimize equity exposure and interest risk and thereby maintain the funding status of the plan, regardless of movement in interest rates. In 2014, the Company adjusted the investment portfolio to reduce its equity allocation and introduced higher fixed-income investments that matched the duration of the estimated pension liability. The remaining equity investments are diversified across various stocks, as well as growth, value, and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

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

The fair value of the Company's qualified pension plan assets by category at December 31, 2015 are as follows:

	Market value	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Equity securities (a)	$5,614	$—	$5,614	$—
Fixed income funds (b)	36,954	—	36,954	—
Cash/cash equivalents (c)	1,035	1,035	—	—
Total	$43,603	$1,035	$42,568	$—

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

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2015, 2014 and 2013

(c)	This category comprises the cash held to pay beneficiaries. The fair value of cash equals its book value.

The fair value of the Company’s qualified pension plan assets by category at December 31, 2014 are as follows:

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

The pension plan has a separately determined accumulated benefit obligation that is the actuarial present value of benefits based upon service rendered and current and past compensation levels. Prior to December 31, 2012, this differed from the projected benefit obligation in that it included no assumption about future compensation levels. The accumulated benefit obligation was $45.5 million at December 31, 2015 and $48.2 million at December 31, 2014.

Supplemental Non-qualified Unfunded Plans

The Company also maintains supplemental non-qualified unfunded plans for certain officers and other key employees. Expense for these plans was $0.2 million for the year ended 2015, $0.3 million for the year ended 2014, and $0.2 million for the year ended 2013. The amount accrued was $1.6 million and $1.6 million as of December 31, 2015 and 2014, respectively. Amounts were determined based on similar assumptions as the qualified pension plan as of the December 31 measurement date for 2015 and 2014.

Other Postretirement Benefits

The Company has a postretirement plan that provides medical benefits for certain U.S. retirees and eligible dependents hired prior to November 1, 2004. The following table sets forth the components of net periodic postretirement benefit cost for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(In thousands)
Service cost, benefits attributed for service of active employees for the period	$147	$130	$154
Interest cost on the accumulated postretirement benefit obligation	251	269	255
Amortization of prior service cost	53	161	161
Net periodic postretirement benefit cost	$451	$560	$570

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2015, 2014 and 2013

The discount rate used to measure the net periodic postretirement benefit cost was 4.01% for 2015, 4.73% for 2014 and 3.92% for 2013. It is the Company's policy to fund healthcare benefits on a cash basis. Because the plans are unfunded, there are no plan assets. The following table provides a reconciliation of the projected benefit obligation at the Company's December 31 measurement date:

	2015	2014
	(In thousands)
Benefit obligation at beginning of year	$6,767	$6,376
Service cost	147	130
Interest cost	251	269
Actuarial (gain) loss	(812)	462
Plan participants' contributions	628	708
Benefits paid	(881)	(1,178)
Benefit obligation and funded status at end of year	$6,100	$6,767

The amounts recognized in the Consolidated Balance Sheets at December 31 are:

	2015	2014
	(In thousands)
Accrued compensation and employee benefits	$391	$425
Accrued non-pension postretirement benefits	5,709	6,342
Amounts recognized at December 31	$6,100	$6,767

The discount rate used to measure the accumulated postretirement benefit obligation was 4.39% for 2015 and 4.01% for 2014. The Company's discount rate assumptions for its postretirement benefit plan are based on the average yield of a hypothetical high quality bond portfolio with maturities that approximately match the estimated cash flow needs of the plan. Because the plan requires the Company to establish fixed Company contribution amounts for retiree healthcare benefits, future healthcare cost trends do not generally impact the Company's accruals or provisions.

Estimated future benefit payments of postretirement benefits, assuming increased cost sharing, expected to be paid in each of the next five years beginning with 2016 are $0.4 million through 2020, with an aggregate of $2.3 million for the five years thereafter. These amounts can vary significantly from year to year because the cost sharing estimates can vary from actual expenses as the Company is self-insured.

Badger Meter Employee Savings and Stock Ownership Plan

In 2010, the Company restructured the outstanding debt of its ESSOP by loaning the ESSOP $0.5 million to repay a loan to a third party and loaning the ESSOP an additional $1.0 million to purchase additional shares of the Company’s Common Stock for future 401(k) savings plan matches under a program that will expire on December 31, 2020. Under this program, the Company agreed to pay the principal and interest on the new loan amount of $1.5 million. The receivable from the ESSOP and the related obligation were therefore netted to zero on the Company’s Consolidated Balance Sheets at December 31, 2015 and 2014. The terms of the loan call for equal payments of principal with the final payment due on December 31, 2020, and prepayments are allowed under the plan terms. At December 31, 2015, $0.8 million of the loan balance remained.

The Company made principal payments of $154,000 in each of 2015, 2014 and 2013. The associated commitments released shares of Common Stock (10,157 shares in 2015 for the 2014 obligation, 11,077 shares in 2014 for the 2013 obligation, and 9,918 shares in 2013 for the 2012 obligation) for allocation to participants in the ESSOP. The ESSOP held unreleased shares of 62,205, 72,362 and 83,439 as of December 31, 2015, 2014 and 2013, respectively, with a fair value of $3.6 million, $4.3 million and $4.5 million as of December 31, 2015, 2014 and 2013, respectively. Unreleased shares are not considered outstanding for purposes of computing earnings per share.

The ESSOP includes a voluntary 401(k) savings plan that allows certain employees to defer up to 20% of their income on a pretax basis subject to limits on maximum amounts. The Company matches 25% of each employee’s contribution, with the match percentage applying to a maximum of 7% of each employee's salary. The match is paid using the Company's

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2015, 2014 and 2013

Common Stock released through the ESSOP loan payments. For ESSOP shares purchased prior to 1993, compensation expense is recognized based on the original purchase price of the shares released and dividends on unreleased shares are charged to compensation expense. For shares purchased in or after 1993, expense is based on the market value of the shares on the date released and dividends on unreleased shares are charged to compensation expense. Compensation expense of $0.4 million was recognized for the match for 2015 and $0.3 million for each of 2014 and 2013.

On December 31, 2010, the Company froze the qualified pension plan for its non-union participants and formed a new defined contribution feature within the ESSOP plan in which each employee received a similar benefit. On December 31, 2011, the Company froze the qualified pension plan for its union participants and included them in the same defined contribution feature within the ESSOP. For 2015, compensation expense under the defined contribution feature totaled $2.3 million.

Note 8    Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

Details of earnings before income taxes are as follows:

	2015	2014	2013
	(In thousands)
Domestic	$39,447	$41,022	$34,687
Foreign	1,705	3,890	3,322
Total	$41,152	$44,912	$38,009

The provision (benefit) for income taxes is as follows:

	2015	2014	2013
	(In thousands)
Current:
Federal	$15,324	$14,362	$12,630
State	2,227	1,086	2,394
Foreign	686	1,120	802
Deferred:
Federal	(2,568)	(1,323)	(2,174)
State	(353)	208	(228)
Foreign	(102)	(219)	(32)
Total	$15,214	$15,234	$13,392

The provision for income tax from operations differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate in each year due to the following items:

	2015	2014	2013
	(In thousands)
Provision at statutory rate	$14,403	$15,720	$13,303
State income taxes, net of federal tax benefit	1,242	841	1,408
Foreign - tax rate differential and other	(13)	(454)	(393)
Domestic production activities deduction	(521)	(675)	(498)
Other	103	(198)	(428)
Actual provision	$15,214	$15,234	$13,392

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2015, 2014 and 2013

The components of deferred income taxes as of December 31 are as follows:

	2015	2014
	(In thousands)
Deferred tax assets:
Reserve for receivables and inventories	$2,979	$2,769
Accrued compensation	1,180	1,105
Payables	1,237	694
Non-pension postretirement benefits	2,337	2,601
Net operating loss and credit carryforwards	1,193	1,668
Accrued pension benefits	1,398	1,122
Accrued employee benefits	3,969	2,405
Other	856	858
Total deferred tax assets	15,149	13,222

Deferred tax liabilities:
Depreciation	4,652	4,570
Amortization	9,850	10,881
Total deferred tax liabilities	14,502	15,451
Net deferred tax assets (liabilities)	$647	$(2,229)

Under new Accounting Standards Update (“ASU”) 2015-17, all deferred tax assets and liabilities are to be classified in the balance sheet as noncurrent. ASU 2015-17 is generally effective for public entities for annual periods beginning after December 15, 2016. The Company, however, has elected early adoption of the principles of ASU 2015-17 with its 2015 financial statements, and in accordance with the transition rules, the Company has elected to apply ASU 2015-17 prospectively.

At December 31, 2015 and 2014, the Company had federal and state carryforwards of $2.8 million and $4.1 million, respectively. The Company's U.S. federal and state net operating loss carryforwards expire between 2029 and 2033.

At December 31, 2015 and 2014, the Company had federal general business credit carryforwards of $0.2 million. The Company’s U.S. federal tax credit carryforwards expire in 2033.

The Company’s federal and state net operating loss and federal and state credit carryforwards are limited on an annual basis to $1.2 million under Internal Revenue Code Section 382 and Section 383. The federal net operating loss carryforwards must be fully utilized prior to the utilization of the federal credit carryforwards.

No provision for federal income taxes was made on the earnings of foreign subsidiaries that are considered indefinitely invested or that would be offset by foreign tax credits upon distribution. Such undistributed earnings at December 31, 2015 were $21.0 million.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2015, 2014 and 2013

Changes in the Company's gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	2015	2014
	(In thousands)
Balance at beginning of year	$846	$880
Increases in unrecognized tax benefits as a result of positions taken during the prior period	22	11
Increases in unrecognized tax benefits as a result of positions taken during the current period	166	185
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(347)	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(154)	(230)
Balance at end of year	$533	$846

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits during the fiscal year ending December 31, 2016. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2012, and, with few exceptions, state and local income tax examinations by tax authorities for years prior to 2011. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest was less than $0.1 million and $0.1 million at December 31, 2015 and 2014, respectively, and there were no penalties accrued in either year.

The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Note 9    Long-Term Debt

In 2010, the Company restructured the outstanding debt of its ESSOP by loaning the ESSOP $0.5 million to repay a loan to a third party and loaning the ESSOP an additional $1.0 million to purchase additional shares of the Company’s Common Stock for future 401(k) savings plan matches under a program that will expire on December 31, 2020. Under this program, the Company agreed to pay the principal and interest on the new loan amount of $1.5 million. The receivable from the ESSOP and the related obligation were therefore netted to zero on the Company’s Consolidated Balance Sheets at December 31, 2015 and 2014. The terms of the loan call for equal payments of principal with the final payment due on December 31, 2020, and prepayments are allowed under the plan terms. At December 31, 2015, $0.8 million of the loan balance remained.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2015, 2014 and 2013

Note 10    Industry Segment and Geographic Areas

The Company is an innovator, manufacturer and a marketer of products incorporating flow measurement, control and communication solutions, which comprise one reportable segment. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes, customers and methods of distribution.

Information regarding revenues by geographic area is as follows:

	2015	2014	2013
	(In thousands)
Revenues:
United States	$322,535	$309,651	$290,019
Foreign:
Asia	8,299	10,647	8,085
Canada	9,095	12,092	8,514
Europe	17,036	19,448	15,677
Mexico	8,889	3,941	4,226
Middle East	9,672	6,221	1,604
Other	2,172	2,768	5,997
Total	$377,698	$364,768	$334,122

Information regarding assets by geographic area is as follows:

	2015	2014
	(In thousands)
Long-lived assets (net property, plant and equipment):
United States	$53,615	$46,521
Foreign:
Europe	15,676	13,873
Mexico	21,629	21,412
Total	$90,920	$81,806

	2015	2014
	(In thousands)
Total assets:
United States	$289,447	$278,094
Foreign:
Europe	40,813	38,453
Mexico	25,220	24,611
Total	$355,480	$341,158

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2015, 2014 and 2013

Note 11    Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2015
Net sales	$83,644	$98,896	$99,388	$95,770
Gross margin	$30,075	$35,143	$36,101	$34,457
Net earnings	$4,227	$7,901	$8,327	$5,483
Earnings per share:
Basic	$0.29	$0.55	$0.58	$0.38
Diluted	$0.29	$0.55	$0.58	$0.38
Dividends declared	$0.19	$0.19	$0.20	$0.20
Stock price:
High	$61.35	$65.87	$64.41	$62.00
Low	$54.72	$58.67	$51.63	$55.28
Quarter-end close	$59.94	$63.49	$58.06	$58.59

2014
Net sales	$83,496	$95,662	$96,271	$89,339
Gross margin	$28,951	$34,831	$36,465	$30,895
Net earnings	$4,632	$8,814	$10,231	$6,001
Earnings per share:
Basic	$0.33	$0.62	$0.71	$0.42
Diluted	$0.32	$0.61	$0.71	$0.42
Dividends declared	$0.18	$0.18	$0.19	$0.19
Stock price:
High	$56.03	$56.96	$54.33	$60.91
Low	$47.90	$46.47	$47.32	$47.46
Quarter-end close	$55.10	$52.65	$50.45	$59.35

During the fourth quarter of 2015, the Company revised its Consolidated Condensed Statement of Cash flows for the nine-months ended September 30, 2015.  The adjustment pertained to the Company’s acquisition of United Utilities, resulting in lower net cash provided by operations of $2.9 million, with a corresponding decrease in net cash used for investing activities. There was no change in the total purchase price of United Utilities' assets.  The Company’s revised net cash provided by operations and net cash used for investing activities are $24.8 million and $(13.3) million, respectively, for the nine-months ended September 30, 2015.

The Company's Common Stock is listed on the New York Stock Exchange under the symbol BMI. Earnings per share are computed independently for each quarter. As such, the annual per share amount may not equal the sum of the quarterly amounts due to rounding. The Company currently anticipates continuing to pay cash dividends. Shareholders of record as of December 31, 2015 and 2014 totaled 948. Voting trusts and street name shareholders are counted as single shareholders for this purpose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2015. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this 2015 Annual Report on Form 10-K under the heading “Management's Annual Report on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The attestation report required under this Item 9A is contained in Item 8 of this 2015 Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to directors is included under the headings “Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2016 and is incorporated herein by reference.

Information concerning the executive officers of the Company is included in Part I, Item 1 of this 2015 Annual Report on Form 10-K under the heading “Business - Employees.”

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

The Company is not including the information contained on its website as part of, or incorporating it by reference into, this 2015 Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2016, and is incorporated herein by reference; provided, however, that the information under the subsection “Executive Compensation - Compensation Committee Report” is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Exchange Act or to be the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent it is specifically incorporated by reference into such a filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is included under the headings “Stock Ownership of Beneficial Owners Holding More than Five Percent,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2016 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is included under the headings “Related Person Transactions” and “Nomination and Election of Directors - Independence, Committees, Meetings and Attendance” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2016, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included under the heading “Principal Accounting Firm Fees” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2016, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.
Financial Statements. See the financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2015 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Shareholders' Equity.”

2.	Financial Statement Schedules. Financial statement schedules are omitted because the information required in these schedules is included in the Notes to Consolidated Financial Statements.

3.	Exhibits. See the Exhibit Index included in this 2015 Annual Report on Form 10-K that is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2016.

BADGER METER, INC.

By:	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2016.

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

(3.1)	Restated By-Laws (as amended and restated as of October 30, 2015).

[Incorporated by reference to Exhibit (3.1) to Badger Meter, Inc.’s Current Report on Form 8-K, dated October 30, 2015 (Commission File No. 001-06706)].

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

(10.0)*	Badger Meter, Inc. Employee Savings and Stock Ownership Plan.

[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 33-62241)].

(10.2)*	Badger Meter, Inc. 1999 Stock Option Plan.

[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-73228)].

(10.3)*	Badger Meter, Inc. 2003 Stock Option Plan.

[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-107850)].

(10.4)*	Form of the Key Executive Employment and Severance Agreements between Badger Meter, Inc. and the applicable executive officers.

[Incorporated by reference from Exhibit (10.12) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].

EXHIBIT INDEX (CONTINUED)

EXHIBIT NO.	EXHIBIT DESCRIPTION

(10.5)*	Amended and Restated Badger Meter, Inc. Executive Supplemental Plan.

[Incorporated by reference from Exhibit (10.13) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].

(10.6)*	Amended and Restated Badger Meter, Inc. Deferred Compensation Plan.

[Incorporated by reference from Exhibit (10.14) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].

(10.7)*	Amended and Restated Deferred Compensation Plan for Certain Directors.

[Incorporated by reference from Exhibit (10.15) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].

(10.8)*	Amended and Restated Executive Supplemental Plan II.

[Incorporated by reference from Exhibit (10.16) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].

(10.9)*	Badger Meter, Inc. 2011 Omnibus Incentive Plan.

[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-173966)].

(10.10)*	Form of Nonqualified Stock Option Agreement under Badger Meter, Inc. 2011 Omnibus Incentive Plan.

[Incorporated by reference from Badger Meter, Inc.’s Form 8-K dated April 29, 2011 (Commission No. 001-06760)].

(10.11)*	Form of Restricted Stock Award Agreement under Badger Meter, Inc. 2011 Omnibus Incentive Plan.

[Incorporated by reference from Badger Meter, Inc.’s Form 8-K dated April 29, 2011 (Commission No. 001-06760)].

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young LLP.

(31.1)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2016. To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report.

(101)
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and (vii) document and entity information.

*	A management contract or compensatory plan or arrangement.