Form 10-Q
period 2016-03-31
BADGER METER INC
filed 2016-04-26
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 11, 2016, there were 14,538,400 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended March 31, 2016

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	March 31,	December 31,
	(Unaudited)
	(In thousands)
Assets	2016	2015
Current assets:
Cash	$9,936	$8,163
Receivables	59,189	56,643
Inventories:
Finished goods	21,638	28,548
Work in process	14,816	13,184
Raw materials	39,724	36,864
Total inventories	76,178	78,596
Prepaid expenses and other current assets	5,455	5,926
Total current assets	150,758	149,328
Property, plant and equipment, at cost	196,257	194,069
Less accumulated depreciation	(104,724)	(103,149)
Net property, plant and equipment	91,533	90,920
Intangible assets, at cost less accumulated amortization	55,869	57,348
Other assets	8,870	8,485
Deferred income taxes	1,426	1,421
Goodwill	47,978	47,978
Total assets	$356,434	$355,480

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$61,160	$71,360
Payables	19,313	19,155
Accrued compensation and employee benefits	10,037	9,663
Warranty and after-sale costs	3,561	3,133
Income and other taxes	4,770	1,233
Total current liabilities	98,841	104,544
Other long-term liabilities	5,488	4,809
Deferred income taxes	909	774
Accrued non-pension postretirement benefits	5,818	5,709
Other accrued employee benefits	6,797	7,369
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	20,551	20,551
Capital in excess of par value	52,595	52,178
Reinvested earnings	209,141	204,044
Accumulated other comprehensive loss	(12,107)	(12,780)
Less: Employee benefit stock	(728)	(768)
Treasury stock, at cost	(30,871)	(30,950)
Total shareholders’ equity	238,581	232,275
Total liabilities and shareholders’ equity	$356,434	$355,480
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands except share and per share amounts)
	2016	2015
Net sales	$100,570	$83,644
Cost of sales	61,559	53,569
Gross margin	39,011	30,075
Selling, engineering and administration	26,205	23,022
Operating earnings	12,806	7,053
Interest expense, net	270	317
Earnings before income taxes	12,536	6,736
Provision for income taxes	4,546	2,509
Net earnings	$7,990	$4,227

Earnings per share:
Basic	$0.55	$0.29
Diluted	$0.55	$0.29

Dividends declared per common share	$0.20	$0.19

Shares used in computation of earnings per share:
Basic	14,421,250	14,332,775
Impact of dilutive securities	77,432	74,232
Diluted	14,498,682	14,407,007
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands)
	2016	2015
Net earnings	$7,990	$4,227
Other comprehensive income (loss):
Foreign currency translation adjustment	577	(696)
Pension and postretirement benefits, net of tax	96	131
Comprehensive income	$8,663	$3,662
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Three Months Ended
	March 31
	(Unaudited) (In thousands)
	2016	2015
Operating activities:
Net earnings	$7,990	$4,227
Adjustments to reconcile net earnings to net cash provided by (used for) operations:
Depreciation	2,793	2,202
Amortization	2,706	2,446
Deferred income taxes	109	(135)
Noncurrent employee benefits	203	148
Stock-based compensation expense	362	371
Changes in:
Receivables	(2,311)	110
Inventories	2,684	(692)
Prepaid expenses and other current assets	469	405
Liabilities other than debt	3,146	(2,302)
Total adjustments	10,161	2,553
Net cash provided by operations	18,151	6,780

Investing activities:
Property, plant and equipment expenditures	(3,247)	(3,197)
Net cash used for investing activities	(3,247)	(3,197)

Financing activities:
Net (decrease) increase in short-term debt	(10,360)	578
Dividends paid	(2,892)	(2,733)
Proceeds from exercise of stock options	62	127
Tax benefit on stock options	—	49
Issuance of treasury stock	72	60
Net cash used for financing activities	(13,118)	(1,919)

Effect of foreign exchange rates on cash	(13)	53

Increase in cash	1,773	1,717
Cash – beginning of period	8,163	6,656
Cash – end of period	$9,936	$8,373
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company” or “Badger Meter”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at March 31, 2016, results of operations for the three-month periods ended March 31, 2016 and 2015, comprehensive income for the three-month periods ended March 31, 2016 and 2015, and cash flows for the three-month periods ended March 31, 2016 and 2015. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 Additional Financial Information Disclosures

The consolidated condensed balance sheet at December 31, 2015 was derived from amounts included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Refer to the footnotes to the financial statements included in that report for a description of the Company’s accounting policies and for additional details of the Company’s financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.

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

	Three months ended
	March 31,
(In thousands)	2016	2015
Balance at beginning of period	$3,133	$1,739
Net additions charged to earnings	1,093	335
Costs incurred and adjustments	(665)	(525)
Balance at end of period	$3,561	$1,549

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

The following table sets forth the components of net periodic benefit cost for the three months ended March 31, 2016 and 2015 based on December 31, 2015 and 2014 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2016	2015	2016	2015
Service cost – benefits earned during the year	$7	$16	$36	$40
Interest cost on projected benefit obligations	455	446	64	66
Expected return on plan assets	(549)	(543)	—	—
Amortization of prior service (benefit) cost	—	—	(6)	13
Amortization of net loss	157	191	—	—
Net periodic benefit cost	$70	$110	$94	$119

The Company disclosed in its financial statements for the year ended December 31, 2015 that it was not required to make a minimum contribution to the defined benefit pension plan for the 2016 calendar year. The Company continues to believe no additional contributions will be required during 2016.

The Company also disclosed in its financial statements for the year ended December 31, 2015 that it estimated it would pay $0.4 million in other postretirement benefits in 2016 based on actuarial estimates. As of March 31, 2016, $12,000 of such benefits have been paid. The Company continues to believe that its estimated payments for the full year are reasonable. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2016 will not impact the expense for postretirement benefits for 2016.

Note 4 Accumulated Other Comprehensive Loss

Components of and changes in accumulated other comprehensive loss at March 31, 2016 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(11,968)	$(812)	$(12,780)
Other comprehensive loss before reclassifications	—	577	577
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.1) million	96	—	96
Net current period other comprehensive income, net of tax	96	577	673
Accumulated other comprehensive loss	$(11,872)	$(235)	$(12,107)

Details of reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2016 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service benefit (1)	$(6)
Amortization of actuarial loss (1)	157
Total before tax	151
Income tax benefit	(55)
Amount reclassified out of accumulated other comprehensive loss	$96

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost in Note 3 “Employee Benefit Plans.”

Components of and changes in accumulated other comprehensive loss at March 31, 2015 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(11,891)	$35	$(11,856)
Other comprehensive income before reclassifications	—	(696)	(696)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.1) million	131	—	131
Net current period other comprehensive income (loss), net of tax	131	(696)	(565)
Accumulated other comprehensive loss	$(11,760)	$(661)	$(12,421)

Details of reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2015 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service cost (1)	$13
Amortization of actuarial loss (1)	191
Total before tax	204
Income tax benefit	(73)
Amount reclassified out of accumulated other comprehensive loss	$131

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost in Note 3 “Employee Benefit Plans.”

Note 5 Acquisition

On August 17, 2015, the Company's wholly-owned subsidiary, National Meter & Automation, Inc. (“National Meter”), acquired the assets of United Utilities, Inc. of Smyrna, Tennessee, which was one of the Company's distributors serving Tennessee and Georgia. National Meter will do business in those and additional areas as "United Utilities".

The total purchase consideration for the United Utilities assets was $3.3 million, which included $0.4 million in cash and settlement of $2.9 million of pre-existing Company receivables. The Company's allocation of the purchase price at March 31, 2016 included $0.8 million of receivables, $0.4 million of inventory, $0.1 million of property, plant and equipment, $1.7 million of intangibles, and $0.3 million of goodwill. The intangible assets acquired are primarily customer relationships with an estimated average useful life of 12 years. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of March 31, 2016, the Company had not completed its analysis for estimating the fair value of the assets acquired.

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

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2015 and the first quarter of 2016 were not material.

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

Note 7 Income Taxes

The provision for income taxes as a percentage of earnings before income taxes for the first quarter of 2016 was 36.3% compared to 37.2% in the first quarter of 2015. Interim provisions are tied to an estimate of the overall annual rate which can vary due to state taxes, the relationship of foreign and domestic earnings, and production credits available. These items cause variations between periods.

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

Note 10 New Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting which, among other elements, requires excess tax benefits or tax deficiencies from share-based payment awards to be recorded in income tax expense in the income statement rather than additional paid-in capital for tax benefits and either additional paid-in capital or income tax expense for tax deficiencies. All tax-related cash flows resulting from share-based payments are to be recorded as operating activities on the statement of cash flows. The Company adopted the guidance in the first quarter of 2016 on a prospective basis. The adoption did not have a material impact on the Company's financial condition, results of operations or notes thereto.

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

Item 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Description and Overview

Badger Meter is an innovator in flow measurement, control and communication solutions, serving water utilities, municipalities, and commercial and industrial customers worldwide. The Company’s products measure water, oil, chemicals and other fluids, and are known for accuracy, long-lasting durability and for providing and communicating valuable and timely measurement data. The Company’s product lines fall into two categories: sales of water meters and related technologies to municipal water utilities (municipal water) and sales of meters to various industries for water and other fluids (flow instrumentation). The Company estimates that over 80% of its products are used in water applications when both categories are grouped together.

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

An industry leader in both mechanical and electrical flow metering technologies, the Company offers one of the broadest flow measurement, control and communication portfolios in the market. The portfolio carries respected brand names including Recordall®, E-Series®, ORION, Hedland®, Dynasonics®, Blancett®, and Research Control®, and includes eight of the ten major flow meter technologies. Customers rely on the Company for application-specific solutions that deliver accurate, timely and dependable flow data and control essential for product quality, cost control, safer operations, regulatory compliance, and more sustainable operations.

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

The total purchase consideration for the United Utilities assets was $3.3 million, which included $0.4 million in cash and settlement of $2.9 million of pre-existing Company receivables. The Company's allocation of the purchase price at December 31, 2015 included $0.8 million of receivables, $0.4 million of inventory, $0.1 million of property, plant and equipment, $1.7 million of intangibles and $0.3 million of goodwill. As of March 31, 2016, the Company had not completed its analysis for estimating the fair value of the assets acquired and liabilities assumed. This acquisition is further described in Note 5 “Acquisitions” in the Notes to Consolidated Financial Statements.

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

Results of Operations - Three Months Ended March 31, 2016

The Company’s net sales for the three months ended March 31, 2016 increased $17.0 million, or 20.3%, to $100.6 million compared to $83.6 million during the same period in 2015. The increase was the net result of higher sales of municipal water products, offset by lower sales of flow instrumentation products.

Municipal water sales represented 76.9% of sales in the first quarter of 2016 compared to 69.9% in the first quarter of 2015. These sales increased $18.9 million, or 32.3%, to $77.4 million in the first quarter of 2016 from $58.5 million in the first quarter of 2015. The increase was due primarily to higher volumes of residential and commercial meters, modestly higher prices and the inclusion of incremental revenue associated with the purchase of the assets of United Utilities in August 2015. The Company believes that the increase was also due in part to a milder winter which resulted in water utilities ordering earlier than normal.

Flow instrumentation products represented 23.1% of sales for the three months ended March 31, 2016 compared to 30.1% in the same period in 2015. These sales decreased $1.9 million, or 7.6%, to $23.2 million from $25.1 million in the same period last year. The decrease was partially due to lower sales of Blancett turbine meters to oil and gas customers related to weak economic conditions that began in 2015 but did not have as pronounced an impact in the first quarter of that year. Other reasons for the decrease included the curtailment of a meter program by a large customer and declines in other flow instrumentation product lines due to general softness in the flow instrumentation markets.

Gross margin as a percentage of sales was 38.8% in the first quarter of 2016 compared to 36.0% in the first quarter of 2015. The percentage increase was due to the higher volumes of municipal water products, the incremental profit associated with United Utilities and lower brass costs, offset somewhat by product mix (lower flow instrumentation sales which generally have higher margins) and higher warranty and customer after-sale costs.

Selling, engineering and administration expenses for the three months ended March 31, 2016 increased $3.2 million, or 13.9%, to $26.2 million from $23.0 million in the same period in 2015. The first quarter of 2016 increased primarily due to higher employee incentive compensation, software amortization costs and the addition of United Utilities activities.

Operating earnings for the first quarter of 2016 increased $5.7 million, or 80.3%, to $12.8 million compared to $7.1 million in the same period in 2015, primarily as a result of the higher municipal water sales at higher overall gross margins, offset somewhat by higher selling, engineering and administration expenses.

The provision for income taxes as a percentage of earnings before income taxes for the first quarter of 2016 was 36.3% compared to 37.2% in the first quarter of 2015. Included in the first quarter of 2015 was a discrete charge of $75,000 for settlement of a tax audit whereas the first quarter of 2016 had a discrete credit of $17,000. After considering these items, the rates are comparable between years. Interim provisions are tied to an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings and production credits available.

As a result of the above mentioned items, net earnings for the three months ended March 31, 2016 were nearly $8.0 million, or $0.55 per diluted share, compared to $4.2 million, or $0.29 per diluted share, for the same period in 2015.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $18.2 million for the first three months of 2016 compared to $6.8 million in the first three months of 2015. The increase was primarily the net effect of higher earnings and higher liabilities other than debt, offset by increases in receivables.

Receivables increased from $56.6 million at December 31, 2015 to $59.2 million at March 31, 2016. The increase was due to higher sales in the first quarter of 2016. Generally, sales are lower in the fourth quarter of the year, resulting in lower receivable balances at year end. The Company believes its net receivables balance is fully collectible.

Inventories decreased $2.4 million to $76.2 million at March 31, 2016 from $78.6 million at December 31, 2015 due to the higher than expected sales in the first quarter and timing of inventory purchases.

Net property, plant and equipment at March 31, 2016 increased to $91.5 million from $90.9 million at December 31, 2015. This was the net effect of $3.2 million of capital expenditures in the first quarter of 2016, partially offset by depreciation expense.

Intangible assets decreased to $55.9 million at March 31, 2016 from $57.3 million at December 31, 2015 due to normal amortization expense.

Short-term debt at March 31, 2016 decreased to $61.2 million from $71.4 million at December 31, 2015 as cash generated from operations was used to reduce borrowings.

Payables of $19.3 million at March 31, 2016 increased $0.1 million from $19.2 million at December 31, 2015. These balances are affected by the timing of purchases and payments.

Accrued compensation and employee benefits increased to $10.0 million at March 31, 2016 from $9.7 million at December 31, 2015 due primarily to increased employee incentive compensation earned in the first quarter of 2016.

The overall increase in total shareholders’ equity from $232.3 million at December 31, 2015 to $238.6 million at March 31, 2016 was the net effect of net earnings and stock options exercised, offset by dividends paid.

The Company’s financial condition remains strong. In May 2014, the Company amended its May 2012 credit agreement with its primary lender to a three-year $105.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit. While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of March 31, 2016. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $51.8 million of unused credit lines available at March 31, 2016.

Other Matters

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2015 and the first quarter of 2016 were not material.

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

See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of risks and uncertainties that could impact the Company’s financial performance and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and have not materially changed since that report was filed unless otherwise indicated in this Form 10-Q.

Item 3    Quantitative and Qualitative Disclosures about Market Risk

The Company’s quantitative and qualitative disclosures about market risk are included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and have not materially changed since that report was filed.

Item 4    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2016. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter and three months ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: April 25, 2016	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President – Controller

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended March 31, 2016

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter and three months ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.