Form 10-Q
period 2016-06-30
BADGER METER INC
filed 2016-07-22
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 12, 2016, there were 14,548,503 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended June 30, 2016

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	(Unaudited)
	(In thousands)
Assets	2016	2015
Current assets:
Cash	$7,356	$8,163
Receivables	61,326	56,643
Inventories:
Finished goods	21,876	28,548
Work in process	16,559	13,184
Raw materials	42,280	36,864
Total inventories	80,715	78,596
Prepaid expenses and other current assets	5,505	5,926
Total current assets	154,902	149,328
Property, plant and equipment, at cost	198,134	194,069
Less accumulated depreciation	(107,381)	(103,149)
Net property, plant and equipment	90,753	90,920
Intangible assets, at cost less accumulated amortization	54,328	57,348
Other assets	8,452	8,485
Deferred income taxes	1,380	1,421
Goodwill	47,978	47,978
Total assets	$357,793	$355,480

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$53,590	$71,360
Payables	22,175	19,155
Accrued compensation and employee benefits	11,142	9,663
Warranty and after-sale costs	3,513	3,133
Income and other taxes	3,459	1,233
Total current liabilities	93,879	104,544
Other long-term liabilities	4,048	4,809
Deferred income taxes	882	774
Accrued non-pension postretirement benefits	5,893	5,709
Other accrued employee benefits	7,178	7,369
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	20,557	20,551
Capital in excess of par value	53,587	52,178
Reinvested earnings	215,642	204,044
Accumulated other comprehensive loss	(12,301)	(12,780)
Less: Employee benefit stock	(728)	(768)
Treasury stock, at cost	(30,844)	(30,950)
Total shareholders’ equity	245,913	232,275
Total liabilities and shareholders’ equity	$357,793	$355,480
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2016	2015	2016	2015
Net sales	$103,820	$98,896	$204,390	$182,540
Cost of sales	64,424	63,753	125,983	117,322
Gross margin	39,396	35,143	78,407	65,218
Selling, engineering and administration	24,474	22,961	50,679	45,983
Operating earnings	14,922	12,182	27,728	19,235
Interest expense, net	228	319	498	636
Earnings before income taxes	14,694	11,863	27,230	18,599
Provision for income taxes	5,294	3,962	9,840	6,471
Net earnings	$9,400	$7,901	$17,390	$12,128

Earnings per share:
Basic	$0.65	$0.55	$1.20	$0.84
Diluted	$0.65	$0.55	$1.20	$0.84

Dividends declared per common share	$0.20	$0.19	$0.40	$0.38

Shares used in computation of earnings per share:
Basic	14,443,539	14,379,450	14,434,397	14,361,464
Impact of dilutive securities	82,166	63,816	79,799	73,096
Diluted	14,525,705	14,443,266	14,514,196	14,434,560
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2016	2015	2016	2015
Net earnings	$9,400	$7,901	$17,390	$12,128
Other comprehensive income (loss):
Foreign currency translation adjustment	(288)	536	289	(160)
Pension and postretirement benefits, net of tax	94	108	190	239
Comprehensive income	$9,206	$8,545	$17,869	$12,207
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Six Months Ended
	June 30
	(Unaudited) (In thousands)
	2016	2015
Operating activities:
Net earnings	$17,390	$12,128
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	5,603	5,188
Amortization	5,675	4,978
Deferred income taxes	131	—
Noncurrent employee benefits	437	276
Stock-based compensation expense	752	781
Changes in:
Receivables	(4,652)	(8,498)
Inventories	(1,778)	(359)
Prepaid expenses and other current assets	122	(1,003)
Liabilities other than debt	4,016	5,693
Total adjustments	10,306	7,056
Net cash provided by operations	27,696	19,184

Investing activities:
Property, plant and equipment expenditures	(5,513)	(7,604)
Net cash used for investing activities	(5,513)	(7,604)

Financing activities:
Net decrease in short-term debt	(17,810)	(2,472)
Dividends paid	(5,791)	(5,478)
Proceeds from exercise of stock options	328	1,270
Tax benefit on stock options	—	319
Issuance of treasury stock	441	457
Net cash used for financing activities	(22,832)	(5,904)

Effect of foreign exchange rates on cash	(158)	344

(Decrease) Increase in cash	(807)	6,020
Cash – beginning of period	8,163	6,656
Cash – end of period	$7,356	$12,676
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company” or “Badger Meter”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at June 30, 2016, results of operations for the three- and six-month periods ended June 30, 2016 and 2015, comprehensive income for the three- and six-month periods ended June 30, 2016 and 2015, and cash flows for the six-month periods ended June 30, 2016 and 2015. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Balance at beginning of period	$3,561	$1,546	$3,133	$1,739
Net additions charged to earnings	398	672	1,238	1,121
Adjustments to pre-existing warranties	610	232	863	118
Costs incurred	(1,056)	(90)	(1,721)	(618)
Balance at end of period	$3,513	$2,360	$3,513	$2,360

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

The following table sets forth the components of net periodic benefit cost for the three months ended June 30, 2016 and 2015 based on December 31, 2015 and 2014 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2016	2015	2016	2015
Service cost (benefit) – benefits earned during the year	$48	$(2)	$33	$34
Interest cost on projected benefit obligations	450	454	65	60
Expected return on plan assets	(538)	(532)	—	—
Amortization of prior service cost	—	—	(7)	13
Amortization of net loss	154	163	—	—
Net periodic benefit cost	$114	$83	$91	$107

The following table sets forth the components of net periodic benefit cost for the six months ended June 30, 2016 and 2015 based on December 31, 2015 and 2014 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2016	2015	2016	2015
Service cost – benefits earned during the year	$55	$14	$69	$74
Interest cost on projected benefit obligations	905	900	129	126
Expected return on plan assets	(1,087)	(1,075)	—	—
Amortization of prior service cost	—	—	(13)	26
Amortization of net loss	311	354	—	—
Net periodic benefit cost	$184	$193	$185	$226

The Company disclosed in its financial statements for the year ended December 31, 2015 that it was not required to make a minimum contribution to the defined benefit pension plan for the 2016 calendar year. The Company continues to believe no additional contributions will be required during 2016.

The Company also disclosed in its financial statements for the year ended December 31, 2015 that it estimated it would pay $0.4 million in other postretirement benefits in 2016 based on actuarial estimates. As of June 30, 2016, $13,000 of such benefits have been paid. The Company continues to believe that its estimated payments for the full year are reasonable. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2016 will not impact the expense for postretirement benefits for 2016.

Note 4 Accumulated Other Comprehensive Loss

Components of and changes in accumulated other comprehensive loss at June 30, 2016 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(11,968)	$(812)	$(12,780)
Other comprehensive loss before reclassifications	—	289	289
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.1) million	190	—	190
Net current period other comprehensive income, net of tax	190	289	479
Accumulated other comprehensive loss	$(11,778)	$(523)	$(12,301)

Details of reclassifications out of accumulated other comprehensive loss during the six months ended June 30, 2016 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service benefit (1)	$(13)
Amortization of actuarial loss (1)	311
Total before tax	298
Income tax benefit	(108)
Amount reclassified out of accumulated other comprehensive loss	$190

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost in Note 3 “Employee Benefit Plans.”

Components of and changes in accumulated other comprehensive loss at June 30, 2015 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(11,891)	$35	$(11,856)
Other comprehensive income before reclassifications	—	(160)	(160)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.1) million	239	—	239
Net current period other comprehensive income (loss), net of tax	239	(160)	79
Accumulated other comprehensive loss	$(11,652)	$(125)	$(11,777)

Details of reclassifications out of accumulated other comprehensive loss during the six months ended June 30, 2015 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service cost (1)	$27
Amortization of actuarial loss (1)	354
Total before tax	381
Income tax benefit	(142)
Amount reclassified out of accumulated other comprehensive loss	$239

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost in Note 3 “Employee Benefit Plans.”

Note 5 Acquisition

On August 17, 2015, the Company's wholly-owned subsidiary, National Meter & Automation, Inc. (“National Meter”), acquired the assets of United Utilities, Inc. of Smyrna, Tennessee, which was one of the Company's distributors serving Tennessee and Georgia. National Meter will do business in those and additional areas as "United Utilities".

The total purchase consideration for the United Utilities assets was $3.3 million, which included $0.4 million in cash and settlement of $2.9 million of pre-existing Company receivables. The Company's allocation of the purchase price at December 31, 2015 included $0.8 million of receivables, $0.4 million of inventory, $0.1 million of property, plant and equipment, $1.7 million of intangibles, and $0.3 million of goodwill. The intangible assets acquired are primarily customer relationships with an estimated average useful life of 12 years. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of June 30, 2016, the Company had not completed its analysis for estimating the fair value of the assets acquired.

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

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2015 and the first half of 2016 were not material.

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

Note 7 Income Taxes

The provision for income taxes as a percentage of earnings before income taxes for the second quarter of 2016 was 36.0% compared to 33.4% in the second quarter of 2015. The provision for income taxes as a percentage of earnings before income taxes for the first half of 2016 was 36.1% compared to 34.8% in the first half of 2015. Interim provisions are tied to an estimate of the overall annual rate which can vary due to state taxes, the relationship of foreign and domestic earnings, and production credits available. These items cause variations between periods.

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

Note 10 New Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” which requires lessees to record most leases on their balance sheets. Lessees initially recognize a lease liability (measured at the present value of the lease payments over the lease term) and a right-of-use ("ROU") asset (measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs). Lessees can make an accounting policy election to not recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities. The ASU is effective for the Company beginning on January 1, 2019 and the standard requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is continuing to evaluate the impact that the adoption of this guidance will have on its financial condition, results of operations and the presentation of its financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330),” which requires entities to measure inventories at the lower of cost or net realizable value (“NRV”). This simplifies the evaluation from the current method of lower of cost or market, where market is based on one of three measures (i.e. replacement cost, net realizable value, or net realizable value less a normal profit margin). The ASU does not apply to inventories measured under the last-in, first-out method or the retail inventory method, and defines NRV as the “estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The ASU is effective on a prospective basis for the Company beginning on January 1, 2017, with early adoption permitted. The Company is continuing to evaluate the impact that the adoption of this guidance will have on its financial condition, results of operations and the presentation of its financial statements.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, to identify the performance obligations in the contract, to determine the transaction price, to allocate the transaction price to the performance obligations in the contract and to recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.

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

The total purchase consideration for the United Utilities assets was $3.3 million, which included $0.4 million in cash and settlement of $2.9 million of pre-existing Company receivables. The Company's allocation of the purchase price at December 31, 2015 included $0.8 million of receivables, $0.4 million of inventory, $0.1 million of property, plant and equipment, $1.7 million of intangibles and $0.3 million of goodwill. As of June 30, 2016, the Company had not completed its analysis for estimating the fair value of the assets acquired and liabilities assumed. This acquisition is further described in Note 5 “Acquisitions” in the Notes to Consolidated Financial Statements.

Revenue and Product Mix

As the industry continues to evolve, the Company has been vigilant in anticipating and exceeding customer expectations. In 2011, the Company introduced AMA as a hardware and software solution for water and gas utilities, and then in early 2014 launched its new BEACON AMA system as a managed solution which it believes will help maintain the Company's position as a market leader. Over the past two years, sales of BEACON AMA has continued to increase, with large cities and private water utilities selecting BEACON AMA and the Company’s industry-leading water meters.

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

Results of Operations - Three Months Ended June 30, 2016

The Company’s net sales for the three months ended June 30, 2016 increased $4.9 million, or 5.0%, to $103.8 million compared to $98.9 million during the same period in 2015. This was the net result of higher sales of municipal water products, offset somewhat by lower sales of flow instrumentation products.

Municipal water sales represented 77.1% of sales in the second quarter of 2016 compared to 75.5% in the second quarter of 2015. These sales increased $5.4 million, or 7.2%, to $80.0 million in the second quarter of 2016 from $74.6 million in the second quarter of 2015. The increase was the result of higher sales of both residential and commercial water meters and related technologies. Overall residential sales increased 3.5% on higher volumes and modestly higher prices while commercial sales increased 29.1% due to higher volumes of product sold.

Flow instrumentation products represented 22.9% of sales for the three months ended June 30, 2016 compared to 24.5% in the same period in 2015. These sales decreased $0.5 million, or 2.1%, to $23.8 million from $24.3 million in the same period last year. Sales of these products continue to be impacted by the slow growth economy and overall general softness in the markets served.

Gross margin as a percentage of sales was 37.9% in the second quarter of 2016 compared to 35.5% in the second quarter of 2015. Higher volumes of product produced, modestly higher prices and lower material costs, particularly brass castings, contributed to the higher percentage, offset somewhat by product mix (lower volumes of higher margin flow instrumentation products).

Selling, engineering and administration expenses for the three months ended June 30, 2016 increased $1.5 million, or 6.5%, to $24.5 million from $23.0 million in the same period in 2015. Approximately $0.7 million are costs associated with the Company’s exploration of various options to enhance shareholder value and amounts associated with an early retirement program offered to certain flow instrumentation employees. The remainder of the increase was due to higher employee incentive costs and normal inflationary impacts.

Operating earnings for the second quarter of 2016 increased $2.7 million, or 22.1%, to $14.9 million compared to $12.2 million in the same period in 2015 as the result of the higher overall sales and increased gross margins, offset somewhat by higher selling, engineering and administration expenses.

The provision for income taxes as a percentage of earnings before income taxes for the second quarter of 2016 was 36.0% compared to 33.4% in the second quarter of 2015, which included the reversal of reserves no longer required due to the settlement of tax audits. Interim provisions are tied to an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings and production credits available.

As a result of the above mentioned items, net earnings for the three months ended June 30, 2016 were $9.4 million, or $0.65 per diluted share, compared to $7.9 million, or $0.55 per diluted share, for the same period in 2015.

Results of Operations - Six Months Ended June 30, 2016

The Company’s net sales for the six months ended June 30, 2016 increased $21.8 million, or 11.9%, to $204.4 million compared to $182.6 million during the same period in 2015. This was the net result of higher sales of municipal water products, offset somewhat by lower sales of flow instrumentation products.

Municipal water sales represented 77.0% of sales for the first six months of 2016 compared to 72.9% for the first six months of 2015. These sales increased $24.2 million, or 18.2%, to $157.3 million from $133.1 million in 2015. The increase was the result of higher sales of both residential and commercial water meters and related technologies. Overall residential sales for the first six months of 2016 increased 14.3% on higher volumes and modestly higher pricing while commercial sales increased 42.8% due to higher volumes of product sold.

Flow instrumentation products represented 23.0% of sales for the six months ended June 30, 2016 compared to 27.1% in the same period in 2015. These sales decreased $2.4 million, or 4.8%, to $47.1 million for the first six months in 2016 to $49.5 million in the same period last year. Sales of these products are being impacted by the slow growth economy and overall general softness in the markets served. In addition, lower sales of meters to oil and gas customers and the loss of two key customers contributed to the decrease.

Gross margin as a percentage of sales was 38.4% for the first six months of 2016 compared to 35.7% in the same period in 2015. This percentage was favorably impacted by the higher volumes of product sold, modestly higher pricing and lower material costs, particularly brass, offset somewhat by product mix (lower volumes of higher margin flow instrumentation products).

Selling, engineering and administration expenses for the six months ended June 30, 2016 increased $4.7 million, or 10.2%, to $50.7 million from $46.0 million in the same period in 2015. The increase was due to higher employee incentive costs and software amortization expenses. Also, approximately $0.9 million of the increase were costs associated with the Company’s exploration of various options to enhance shareholder value and amounts associated with an early retirement program offered to certain flow instrumentation employees.

Operating earnings for the first six months of 2016 increased $8.5 million, or 44.3%, to $27.7 million compared to $19.2 million in the same period in 2015 as the result of the higher overall sales and increased gross margins, offset somewhat by higher selling, engineering and administration expenses.

The provision for income taxes as a percentage of earnings before income taxes for the first six months of 2016 was 36.1% compared to 34.8% for the same period in 2015, which included the reversal of reserves no longer required due to the settlement of tax audits. Interim provisions are tied to an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings and production credits available.

As a result of the above mentioned items, net earnings for the six months ended June 30, 2016 were $17.4 million, or $1.20 per diluted share, compared to $12.1 million, or $0.84 per diluted share, for the same period in 2015.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $27.7 million for the first six months of 2016 compared to $19.2 million in the first six months of 2015. The increase was primarily the net effect of higher earnings and higher liabilities other than debt, offset by increases in receivables.

Receivables increased from $56.6 million at December 31, 2015 to $61.3 million at June 30, 2016. The increase was due to higher sales in the second quarter of 2016 than the fourth quarter of 2015. Generally, sales are lower in the fourth quarter of the year, resulting in lower receivable balances at year end. The Company believes its net receivables balance is fully collectible.

Inventories increased $2.1 million to $80.7 million at June 30, 2016 from $78.6 million at December 31, 2015 due principally to delays in certain anticipated sales.

Net property, plant and equipment at June 30, 2016 decreased slightly to $90.8 million from $90.9 million at December 31, 2015. This was the net effect of $5.5 million of capital expenditures in the first half of 2016, offset by depreciation expense.

Intangible assets decreased to $54.3 million at June 30, 2016 from $57.3 million at December 31, 2015 due to normal amortization expense.

Short-term debt at June 30, 2016 decreased to $53.6 million from $71.4 million at December 31, 2015 as cash generated from operations was used to reduce borrowings.

Payables of $22.2 million at June 30, 2016 increased $3.0 million from $19.2 million at December 31, 2015. These balances are affected by the timing of purchases and payments.

Accrued compensation and employee benefits increased to $11.1 million at June 30, 2016 from $9.7 million at December 31, 2015 due primarily to increased employee incentive compensation earned in the first half of 2016.

Income and other taxes increased to $3.5 million from $1.2 million at December 31, 2015. The change was the net impact of higher pretax earnings and the timing of actual tax payments.

The overall increase in total shareholders’ equity from $232.3 million at December 31, 2015 to $245.9 million at June 30, 2016 was the net effect of net earnings and stock options exercised, offset by dividends paid.

The Company’s financial condition remains strong. In May 2014, the Company amended its May 2012 credit agreement with its primary lender to a three-year $105.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit, which it expects to renew. While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of June 30, 2016. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $59.1 million of unused credit lines available at June 30, 2016.

Other Matters

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2015 and the first half of 2016 were not material.

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

Item 4    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2016. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: July 22, 2016	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President – Controller

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended June 30, 2016

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.