Form 10-Q
period 2016-09-30
BADGER METER INC
filed 2016-10-27
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 11, 2016, there were 29,109,545 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended September 30, 2016

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	(Unaudited)
	(In thousands)
Assets	2016	2015
Current assets:
Cash	$10,669	$8,163
Receivables	57,969	56,643
Inventories:
Finished goods	20,732	28,548
Work in process	18,047	13,184
Raw materials	43,658	36,864
Total inventories	82,437	78,596
Prepaid expenses and other current assets	5,672	5,926
Total current assets	156,747	149,328
Property, plant and equipment, at cost	198,881	194,069
Less accumulated depreciation	(108,722)	(103,149)
Net property, plant and equipment	90,159	90,920
Intangible assets, at cost less accumulated amortization	52,810	57,348
Other assets	7,988	8,485
Deferred income taxes	1,445	1,421
Goodwill	47,978	47,978
Total assets	$357,127	$355,480

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$49,730	$71,360
Payables	19,296	19,155
Accrued compensation and employee benefits	12,802	9,663
Warranty and after-sale costs	3,219	3,133
Income and other taxes	2,608	1,233
Total current liabilities	87,655	104,544
Other long-term liabilities	3,826	4,809
Deferred income taxes	880	774
Accrued non-pension postretirement benefits	5,942	5,709
Other accrued employee benefits	6,315	7,369
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	37,120	41,102
Capital in excess of par value	27,378	31,627
Reinvested earnings	221,099	204,044
Accumulated other comprehensive loss	(11,795)	(12,780)
Less: Employee benefit stock	(728)	(768)
Treasury stock, at cost	(20,565)	(30,950)
Total shareholders’ equity	252,509	232,275
Total liabilities and shareholders’ equity	$357,127	$355,480
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2016	2015	2016	2015
Net sales	$96,273	$99,388	$300,663	$281,928
Cost of sales	57,626	63,287	183,609	180,609
Gross margin	38,647	36,101	117,054	101,319
Selling, engineering and administration	24,705	22,477	75,384	68,460
Operating earnings	13,942	13,624	41,670	32,859
Interest expense, net	213	305	711	941
Earnings before income taxes	13,729	13,319	40,959	31,918
Provision for income taxes	4,937	4,992	14,777	11,463
Net earnings	$8,792	$8,327	$26,182	$20,455

Earnings per share:
Basic	$0.30	$0.29	$0.91	$0.71
Diluted	$0.30	$0.29	$0.90	$0.71

Dividends declared per common share	$0.115	$0.100	$0.315	$0.290

Shares used in computation of earnings per share:
Basic	28,898,526	28,785,034	28,879,307	28,746,940
Impact of dilutive securities	162,306	128,208	160,500	135,391
Diluted	29,060,832	28,913,242	29,039,807	28,882,331
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2016	2015	2016	2015
Net earnings	$8,792	$8,327	$26,182	$20,455
Other comprehensive income (loss):
Foreign currency translation adjustment	106	(170)	395	(330)
Pension and postretirement benefits, net of tax	401	123	591	362
Comprehensive income	$9,299	$8,280	$27,168	$20,487
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
	September 30
	(Unaudited) (In thousands)
	2016	2015
Operating activities:
Net earnings	$26,182	$20,455
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	8,477	7,767
Amortization	8,569	7,627
Deferred income taxes	144	10
Noncurrent employee benefits	671	300
Contribution to pension plan	(1,000)	—
Stock-based compensation expense	1,137	1,161
Changes in:
Receivables	(1,276)	(8,399)
Inventories	(3,499)	(3,983)
Prepaid expenses and other current assets	(236)	(1,232)
Liabilities other than debt	1,014	1,090
Total adjustments	14,001	4,341
Net cash provided by operations	40,183	24,796

Investing activities:
Property, plant and equipment expenditures	(7,849)	(12,872)
Acquisitions, net of cash acquired and future payments	—	(373)
Net cash used for investing activities	(7,849)	(13,245)

Financing activities:
Net decrease in short-term debt	(21,710)	(8,161)
Dividends paid	(9,126)	(8,369)
Proceeds from exercise of stock options	509	1,270
Tax benefit on stock options	—	296
Employee benefit stock purchase, net	—	(2)
Issuance of treasury stock	507	495
Net cash used for financing activities	(29,820)	(14,471)

Effect of foreign exchange rates on cash	(8)	339

Increase (decrease) in cash	2,506	(2,581)
Cash – beginning of period	8,163	6,656
Cash – end of period	$10,669	$4,075
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company” or “Badger Meter”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at September 30, 2016, results of operations for the three- and nine-month periods ended September 30, 2016 and 2015, comprehensive income for the three- and nine-month periods ended September 30, 2016 and 2015, and cash flows for the nine-month periods ended September 30, 2016 and 2015. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

On August 12, 2016, the Company announced a 2-for-1 stock split in the form of a 100% stock dividend, payable on September 15, 2016 to shareholders of record at the close of business on August 31, 2016. On August 29, 2016, the Company retired two million shares of treasury stock on a pre-stock split basis. The retired stock had a carrying value of approximately $10.3 million. The Company deducted the par value from common stock and reflected the excess of cost over par value as a reduction of capital in excess of par value. In this report, all the per share amounts and numbers of shares have been retroactively restated to reflect the stock split. Although the legal transaction for the stock split took place in September 2016, the December 31, 2015 amounts have been restated for comparability purposes only.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Balance at beginning of period	$3,513	$2,360	$3,133	$1,739
Net additions charged to earnings	666	439	1,904	1,560
Adjustments to pre-existing warranties	(255)	(102)	608	16
Costs incurred	(705)	(346)	(2,426)	(964)
Balance at end of period	$3,219	$2,351	$3,219	$2,351

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

The following table sets forth the components of net periodic benefit cost for the three months ended September 30, 2016 and 2015 based on December 31, 2015 and 2014 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2016	2015	2016	2015
Service cost – benefits earned during the year	$27	$8	$34	$36
Interest cost on projected benefit obligations	453	450	64	62
Expected return on plan assets	(544)	(538)	—	—
Amortization of prior service cost	—	—	(6)	14
Amortization of net loss	156	177	—	—
Settlement expense	740	—	—	—
Net periodic benefit cost	$832	$97	$92	$112

The following table sets forth the components of net periodic benefit cost for the nine months ended September 30, 2016 and 2015 based on December 31, 2015 and 2014 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2016	2015	2016	2015
Service cost – benefits earned during the year	$82	$22	$103	$110
Interest cost on projected benefit obligations	1,358	1,350	193	188
Expected return on plan assets	(1,630)	(1,614)	—	—
Amortization of prior service cost	—	—	(19)	40
Amortization of net loss	466	532	—	—
Settlement expense	740	—	—	—
Net periodic benefit cost	$1,016	$290	$277	$338

The Company disclosed in its financial statements for the year ended December 31, 2015 that it was not required to make a minimum contribution to the defined benefit pension plan for the 2016 calendar year. However, a voluntary contribution of $1.0 million was made in September 2016 related to the 2015 plan year. The Company believes that no additional contributions will be required during 2016.

The Company also disclosed in its financial statements for the year ended December 31, 2015 that it estimated it would pay $0.4 million in other postretirement benefits in 2016 based on actuarial estimates. As of September 30, 2016, $62,000 of such benefits have been paid. The Company continues to believe that its estimated payments for the full year are reasonable. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2016 will not impact the expense for postretirement benefits for 2016.

Note 4 Accumulated Other Comprehensive Loss

Components of and changes in accumulated other comprehensive loss at September 30, 2016 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(11,968)	$(812)	$(12,780)
Other comprehensive loss before reclassifications	—	229	229
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.4) million	756	—	756
Net current period other comprehensive income, net of tax	756	229	985
Accumulated other comprehensive loss	$(11,212)	$(583)	$(11,795)

Details of reclassifications out of accumulated other comprehensive loss during the nine months ended September 30, 2016 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service benefit (1)	$(19)
Settlement expense (1)	740
Amortization of actuarial loss (1)	466
Total before tax	1,187
Income tax benefit	(431)
Amount reclassified out of accumulated other comprehensive loss	$756

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost in Note 3 “Employee Benefit Plans.”

Components of and changes in accumulated other comprehensive loss at September 30, 2015 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(11,891)	$35	$(11,856)
Other comprehensive income before reclassifications	—	(330)	(330)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.2) million	362	—	362
Net current period other comprehensive income (loss), net of tax	362	(330)	32
Accumulated other comprehensive loss	$(11,529)	$(295)	$(11,824)

Details of reclassifications out of accumulated other comprehensive loss during the nine months ended September 30, 2015 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service cost (1)	$40
Amortization of actuarial loss (1)	532
Total before tax	572
Income tax benefit	(210)
Amount reclassified out of accumulated other comprehensive loss	$362

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost in Note 3 “Employee Benefit Plans.”

Note 5 Acquisition

On August 17, 2015, the Company's wholly-owned subsidiary, National Meter & Automation, Inc. (“National Meter”), acquired the assets of United Utilities, Inc. of Smyrna, Tennessee, which was one of the Company's distributors serving Tennessee and Georgia. National Meter will do business in those and additional areas as “United Utilities”.

The total purchase consideration for the United Utilities assets was $3.3 million, which included $0.4 million in cash and settlement of $2.9 million of pre-existing Company receivables. The Company's allocation of the purchase price at December 31, 2015 included $0.8 million of receivables, $0.4 million of inventory, $0.1 million of property, plant and equipment, $1.7 million of intangibles, and $0.3 million of goodwill. The intangible assets acquired are primarily customer relationships with an estimated average useful life of 12 years. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of September 30, 2016, the Company completed its analysis for estimating the fair value of the assets acquired with no additional adjustments.

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

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2015 and the first three quarters of 2016 were not material.

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

Note 7 Income Taxes

The provision for income taxes as a percentage of earnings before income taxes for the third quarter of 2016 was 36.0% compared to 37.5% in the third quarter of 2015. The provision for income taxes as a percentage of earnings before income taxes for the first three quarters of 2016 was 36.1% compared to 35.9% in the first three quarters of 2015. Interim provisions are tied to an estimate of the overall annual rate which can vary due to state taxes, the relationship of foreign and domestic earnings, and production credits available. These items cause variations between periods.

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

Note 9 Subsequent Events

The Company evaluates subsequent events at the date of the balance sheet as well as conditions that arise after the balance sheet date but before the financial statements are issued. The effects of conditions that existed at the balance sheet date are recognized in the financial statements. Events and conditions arising after the balance sheet date but before the financial statements are issued are evaluated to determine if disclosure is required to keep the financial statements from being misleading. To the extent such events and conditions exist, if any, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. For purposes of preparing the accompanying consolidated financial statements and the notes to these financial statements, the Company evaluated subsequent events through the date the accompanying financial statements were issued, and has determined that no material subsequent events exist through the date of this filing.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330),” which requires entities to measure inventories at the lower of cost or net realizable value (“NRV”). This simplifies the evaluation from the current method of lower of cost or market, where market is based on one of three measures (i.e. replacement cost, net realizable value, or net realizable value less a normal profit margin). The ASU does not apply to inventories measured under the last-in, first-out method or the retail inventory method, and defines NRV as the “estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The ASU is effective on a prospective basis for the Company beginning on January 1, 2017, with early adoption permitted. The Company does not expect the adoption of ASU 2015-11 to have a material impact on the Company's financial condition or results of operations.

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

In April 2015, the FASB tentatively agreed to delay the effective date of ASU 2014-09 for one year and to permit early adoption by entities as of the original effective dates. In July 2015, the FASB affirmed its proposal to defer the effective date of the ASU, which was issued in August 2015. Considering the one year deferral, ASU 2014-09 will be effective for the Company beginning on January 1, 2018 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company is continuing to evaluate the impact that the adoption of this guidance will have on its financial condition, results of operations and the presentation of its financial statements.

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

Business Trends

Increasingly, the electric utility industry relies on AMI technology for two-way communication to monitor and control electrical devices at the customer's site. Although the Company does not sell products for electric market applications, the trend toward AMI affects the markets in which the Company does participate, particularly for those customers in the water utility market that are interested in more frequent and diverse data collection. Specifically, AMI and AMA technologies enable water utilities to capture readings from each meter at more frequent and variable intervals. Similar to the electric utility industry’s move to solid state meters in recent years, the water utility industry is beginning to see the adoption of ultrasonic meters. Ultrasonic water metering has lower barriers to entry which could affect the competitive landscape in North America.

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

The total purchase consideration for the United Utilities assets was $3.3 million, which included $0.4 million in cash and settlement of $2.9 million of pre-existing Company receivables. The Company's allocation of the purchase price at December 31, 2015 included $0.8 million of receivables, $0.4 million of inventory, $0.1 million of property, plant and equipment, $1.7 million of intangibles and $0.3 million of goodwill. As of September 30, 2016, the Company completed its analysis for estimating the fair value of the assets acquired and liabilities assumed. This acquisition is further described in Note 5 “Acquisition” in the Notes to Consolidated Financial Statements.

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

Results of Operations - Three Months Ended September 30, 2016

The Company’s net sales for the three months ended September 30, 2016 decreased $3.1 million, or 3.1%, to $96.3 million compared to $99.4 million during the same period in 2015. This was a result of lower sales of both the municipal water and flow instrumentation products.

Municipal water sales represented 77.4% of sales in the third quarter of 2016 compared to 76.8% in the third quarter of 2015. These sales decreased $1.9 million, or 2.5%, to $74.5 million in the third quarter of 2016 from $76.4 million in the third quarter of 2015. The decrease was due to lower sales of both residential and commercial water meters and related technologies. Much of the decrease was due to lower sales in the Middle East, which tend to be sporadic. Domestic municipal water meter sales were flat as compared to the third quarter of 2015, with lower volumes at better pricing. The Company believes that delays in creating interfaces for the Beacon software with customers’ billing system providers delayed purchases which would otherwise have been made in the quarter.

Flow instrumentation products represented 22.6% of sales for the three months ended September 30, 2016 compared to 23.2% in the same period in 2015. These sales decreased $1.2 million, or 5.2%, to $21.8 million from $23.0 million in the same period last year. The decrease was due to the slow growth economy and overall general softness in the markets served by these products.

Gross margin as a percentage of sales was 40.1% in the third quarter of 2016 compared to 36.3% in the third quarter of 2015. The increase was due in part to lower obsolescence expense than the third quarter of 2015 when obsolescence expenses were higher than normal. Lower material costs, product mix and increased distribution margin also contributed to higher margins.

Selling, engineering and administration expenses for the three months ended September 30, 2016 increased $2.2 million, or 9.8%, to $24.7 million from $22.5 million in the same period in 2015. The increase was due primarily to higher employee incentive and benefit costs as well as normal inflationary increases. Also included in the current quarter was $740,000 of a non-cash pension settlement charge.

Operating earnings for the third quarter of 2016 increased $0.3 million, or 2.2%, to $13.9 million compared to $13.6 million in the same period in 2015. The lower sales and higher selling expenses for the period as compared to the same period in 2015 were more than offset by a higher gross margin percentage.

The provision for income taxes as a percentage of earnings before income taxes for the third quarter of 2016 was 36.0% compared to 37.5% in the third quarter of 2015. Interim provisions are tied to an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings and production credits available.

As a result of the above mentioned items, net earnings for the three months ended September 30, 2016 were $8.8 million, or $0.30 per diluted share, compared to $8.3 million, or $0.29 per diluted share, for the same period in 2015.

Results of Operations - Nine Months Ended September 30, 2016

The Company’s net sales for the nine months ended September 30, 2016 increased $18.8 million, or 6.7%, to $300.7 million compared to $281.9 million during the same period in 2015. This was the net result of higher sales of municipal water products, offset somewhat by lower sales of flow instrumentation products.

Municipal water sales represented 77.1% of sales for the first nine months of 2016 compared to 74.3% for the first nine months of 2015. These sales increased $22.5 million, or 10.7%, to $231.9 million from $209.4 million in 2015. The increase was the result of higher sales of both residential and commercial water meters and related technologies. Overall residential sales for the first nine months of 2016 increased 8.4% while commercial sales increased 23.4%, both due to higher volumes of product sold.

Flow instrumentation products represented 22.9% of sales for the nine months ended September 30, 2016 compared to 25.7% in the same period in 2015. These sales decreased $3.7 million, or 5.1%, to $68.8 million for the first nine months in 2016 from $72.5 million in the same period last year. Sales of these products are being impacted by the slow growth economy and overall general softness in the markets served. In addition, lower sales of meters to oil and gas customers and the loss of two significant customers contributed to the decrease.

Gross margin as a percentage of sales was 38.9% for the first nine months of 2016 compared to 35.9% in the same period in 2015. This percentage was favorably impacted by the higher volumes of product sold and lower material costs, particularly brass, offset somewhat by product mix (lower volumes of higher margin flow instrumentation products).

Selling, engineering and administration expenses for the nine months ended September 30, 2016 increased $6.9 million, or 10.1%, to $75.4 million from $68.5 million in the same period in 2015. The increase was due to higher employee incentive costs and software amortization expenses. Approximately $1.0 million of the increase were costs associated with the Company’s exploration of various options to enhance shareholder value and amounts associated with an early retirement program offered to certain flow instrumentation employees. Also included in the current quarter was $740,000 of a non-cash pension settlement charge.

Operating earnings for the first nine months of 2016 increased $8.8 million, or 26.7%, to $41.7 million compared to $32.9 million in the same period in 2015 as the result of the higher overall sales and increased gross margins, offset somewhat by higher selling, engineering and administration expenses.

The provision for income taxes as a percentage of earnings before income taxes for nine months of 2016 was 36.1% compared to 35.9% for the same period in 2015. Interim provisions are tied to an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings and production credits available.

As a result of the above mentioned items, net earnings for the nine months ended September 30, 2016 were $26.2 million, or $0.90 per diluted share, compared to $20.5 million, or $0.71 per diluted share, for the same period in 2015.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $40.2 million for the first nine months of 2016 compared to $24.8 million through nine months of 2015. The increase was primarily the net effect of higher earnings and not as significant an increase in receivables as in the prior period.

Receivables increased from $56.6 million at December 31, 2015 to $58.0 million at September 30, 2016. The increase was due to higher sales in the third quarter of 2016 than the fourth quarter of 2015. Generally, sales are lower in the fourth quarter of the year, resulting in lower receivable balances at year end. The Company believes its net receivables balance is fully collectible.

Inventories increased $3.8 million to $82.4 million at September 30, 2016 from $78.6 million at December 31, 2015 due principally to delays in certain anticipated sales.

Net property, plant and equipment at September 30, 2016 decreased slightly to $90.2 million from $90.9 million at December 31, 2015. This was the net effect of $7.8 million of capital expenditures in the first nine months of 2016, which was more than offset by depreciation expense.

Intangible assets decreased to $52.8 million at September 30, 2016 from $57.3 million at December 31, 2015 due to normal amortization expense.

Short-term debt at September 30, 2016 decreased to $49.7 million from $71.4 million at December 31, 2015 as cash generated from operations was used to reduce borrowings.

Payables of $19.3 million at September 30, 2016 increased $0.1 million from $19.2 million at December 31, 2015. These balances are affected by the timing of purchases and payments.

Accrued compensation and employee benefits increased to $12.8 million at September 30, 2016 from $9.7 million at December 31, 2015 due primarily to increased employee incentive compensation earned in the first three quarters of 2016.

Income and other taxes increased to $2.6 million at September 30, 2016 from $1.2 million at December 31, 2015. The change was the net impact of higher pretax earnings and the timing of actual tax payments.

The overall increase in total shareholders’ equity from $232.3 million at December 31, 2015 to $252.5 million at September 30, 2016 was the net effect of net earnings and stock options exercised, offset by dividends paid. Certain individual line items within the total shareholder’ equity were also impacted by the effects of the Company’s 2-for-1 stock split that occurred in September 2016. Prior to that split, the Company retired two million shares of Treasury Stock.

The Company’s financial condition remains strong. In September 2016, the Company amended its May 2012 credit agreement with its primary lender to a three-year $125.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit. While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of September 30, 2016. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $83.1 million of unused credit lines available at September 30, 2016.

Other Matters

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2015 and the first three quarters of 2016 were not material.

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

Item 4    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2016. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information
Item 6  Exhibits

Exhibit No.	Description
4.1
Third Amendment to Credit Agreement dated September 30, 2016, related to the Loan Agreement dated May 23, 2012 between Badger Meter, Inc. and BMO Harris Bank NA for Badger Meter, Inc.’s credit agreement.

4.2	Certificate of Adjustment [Incorporated by reference from Exhibit (4.1) to Badger Meter's Current Report on Form 8-K filed on September 21, 2016 (Commission File No. 001-06706).]

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: October 26, 2016	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President – Controller

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended September 30, 2016

Exhibit Index

Exhibit No.	Description

4.1
Third Amendment to Credit Agreement dated September 30, 2016, related to the Loan Agreement dated May 23, 2012 between Badger Meter, Inc. and BMO Harris Bank NA for Badger Meter, Inc.'s credit agreement.

4.2	Certificate of Adjustment [Incorporated by reference from Exhibit (4.1) to Badger Meter's Current Report on Form 8-K filed on September 21, 2016 (Commission File No. 001-06706).]

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.