Form 10-K
period 2016-12-31
BADGER METER INC
filed 2017-02-28
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Company as of June 30, 2016 was $971,283,504. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $36.52 per share, the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 2016, and (ii) each of the Company's executive officers and directors is deemed to be an affiliate of the Company.

As of February 9, 2017, there were 29,112,113 shares of Common Stock outstanding with a par value of $1 per share.

Portions of the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year, are incorporated by reference from the definitive Proxy Statement into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties. Some risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements include those described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 that include, among other things:

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

•	unusual weather, weather patterns or other natural phenomena, including related economic and other ancillary effects of any such events;

•	economic policy changes, including but not limited to, trade policy and corporate taxation;

•	the timing and impact of government funding programs that stimulate national and global economies, as well as the impact of government budget cuts or partial shutdowns of governmental operations;

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

•	the Company’s ability to successfully integrate acquired businesses or products;

•	changes in foreign economic conditions, particularly currency fluctuations in the United States dollar, the Euro and the Mexican peso;

•	the inability to develop technologically advanced products;

•	the failure of the Company’s products to operate as intended;

•	the inability to protect the Company’s proprietary rights to its products;

•	disruptions and other damages to information technology and other networks and operations due to breaches in data security or any other cybersecurity attack;

•	transportation delays or interruptions;

•
violations or alleged violations of the U.S. Foreign Corrupt Practices Act (FCPA) or other anti-corruption laws and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act (referred to as FATCA);

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

Throughout this 2016 Annual Report on Form 10-K, the words “we,” “us” and “our” refer to the Company.

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

Market Overview, Products, Systems and Solutions

Badger Meter is an innovator in flow measurement, control and communication solutions, serving water utilities, municipalities, and commercial and industrial customers worldwide. The Company’s products measure water, oil, chemicals and other fluids, and are known for accuracy, long-lasting durability and for providing and communicating valuable and timely measurement data. The Company’s product lines fall into two categories: sales of water meters and related technologies to municipal water utilities (municipal water) and sales of meters to various industries for water and other fluids (flow instrumentation). The Company estimates that over 85% of its products are used in water applications when both categories are grouped together.

Municipal water, the largest category by sales volume, includes mechanical and ultrasonic (electronic) water meters and related technologies and services used by municipal water utilities as the basis for generating water and wastewater revenues. The key market for the Company’s municipal water meter products is North America, primarily the United States, because most of the Company's meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The majority of water meters sold by the Company continue to be mechanical in nature. In recent years, the Company has made inroads in selling ultrasonic water meters. The development of smaller diameter ultrasonic water meters combined with advanced radio technology now provides the Company with the opportunity to sell into other geographical markets, for example Europe, the Middle East and South America. In the municipal water category, sales of water meters and related technologies and services are also commonly referred to as residential or commercial water meter sales, the latter referring to larger sizes of water meters.

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

Residential and commercial water meters are generally classified as either manually read meters or remotely read meters via radio technology. A manually read meter consists of a water meter and a register that provides a visual totalized meter reading. Meters equipped with radio technology (endpoints) receive flow measurement data from encoder registers attached to the water meter, which is encrypted and transmitted via radio frequency to a receiver that collects and formats the data appropriately for water utility billing systems. These remotely read, or mobile, systems are either automatic meter reading (AMR) systems, where a vehicle equipped for meter reading purposes, including a radio receiver, computer and reading software, collects the data from utilities’ meters; or fixed network advanced metering infrastructure (AMI) systems, where data is gathered utilizing a network of permanent data collectors or gateway receivers that are always active or listening for the radio transmission from the utilities’ meters. AMI systems eliminate the need for utility personnel to drive through service territories to collect data from the meters. These systems provide the utilities with more frequent and diverse data from their meters at specified intervals.

The ORION® family of radio endpoints provides water utilities with a range of industry-leading options for meter reading. These include ORION Migratable (ME) (for mobile meter reading), ORION Fixed Network (SE) (for traditional fixed network applications), and ORION Cellular (for infrastructure-free meter reading). ORION Migratable makes the migration to fixed network easier for utilities that prefer to start with mobile reading and later adopt fixed network communications, allowing utilities to choose a solution for their current needs and be positioned for their future operational changes. ORION Cellular eliminates the need for utility-owned fixed network infrastructure, allows for rapid deployment and decreases ongoing maintenance.

Critical to the water metering ecosystem is information and analytics. The Company’s BEACON® AMA Managed Solution is the latest in metering technology. BEACON AMA combines the BEACON analytical software suite with proven ORION technologies using two-way fixed and cellular networks in a managed solution, improving utilities’ visibility of their water consumption and eliminating the need for costly utility-managed infrastructure.

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

Water meter replacement and the adoption and deployment of new technology comprise the majority of water meter product sales, including radio products. To a much lesser extent, housing starts also contribute to the new product sales base. Over the last decade, there has been a growing trend in the conversion from manually read water meters to radio technology. This conversion rate is accelerating and contributes to an increased water meter and radio solutions base of the business. The Company estimates that approximately 55% of water meters installed in the United States have been converted to a radio solutions technology. The Company’s strategy is to fulfill customers’ metering expectations and requirements with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.

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

An industry leader in both mechanical and ultrasonic (electronic) flow metering technologies, the Company offers one of the broadest flow measurement, control and communication portfolios in the market. This portfolio carries respected brand names including Recordall®, E-Series®, ORION, Hedland®, Dynasonics®, Blancett®, and Research Control®, and includes eight of the ten major flow meter technologies. Customers rely on the Company for application-specific solutions that deliver accurate, timely and dependable flow data and control essential for product quality, cost control, safer operations, regulatory compliance, and more sustainable operations.

The Company's products are sold throughout the world through employees, resellers and representatives. Depending on the customer mix, there can be a moderate seasonal impact on sales, primarily relating to higher sales of certain municipal water products during the spring and summer months. No single customer accounts for more than 10% of the Company's sales.

Competition

There are competitors in each category in which the Company sells its products, and the competition varies from moderate to intense. Major competitors for utility water meters include Sensus, Neptune Technology Group Inc., Master Meter, Inc. and Mueller Water Products, Inc. Together with Badger Meter, it is estimated that these companies sell in excess of 90% of the water meters in the North American market, which has been somewhat insulated from other competitors due to the nature of the mechanical technology used and the standards promulgated by the American Water Works Association. In recent years, the Company, as well as some of its competitors, have introduced various forms of electronic meters, which have no moving parts, and have seen sales of those products begin to grow. As the global water metering market, including the North American market, begins to adopt these technologies, Kamstrup A/S, Diehl Metering GmbH and Itron, Inc. are also potential competitors.

The Company's primary competitors for water utility radio products in North America are Itron, Inc., Neptune Technology Group Inc. and Sensus. Outside of North America, the primary competitors include Itron, Inc., Sensus, Diehl Metering GmbH and Elster Group GmbH. While the Company sells its own proprietary radio systems (ORION and GALAXY®), it is also a reseller of the Itron® products. A number of the Company's competitors in certain markets have greater financial resources than the Company. The Company, however, believes it currently provides the leading technologies in water meters and radio water systems. As a result of significant research and development activities, the Company enjoys favorable patent positions and trade secret protections for several of its technologies, products and processes.

There are many competitors in the flow instrumentation markets due to the various markets and applications being served. For example, major competitors in the flow instrumentation markets include Emerson Electric Company, Krohne Messtechnik GmbH, Endress+Hauser AG and Yokogawa Electric Corporation. In the HVAC market, the key competitor is Onicon Incorporated. In upstream oil and gas, Cameron International Corporation is the primary competitor. The Company competes with AW-Lake Company in the measurement of on-machine hydraulic fluids. With a portfolio consisting of products utilizing eight of the ten major flow meter technologies, the Company is well positioned to compete in these markets.

Backlog

The Company's total backlog of unshipped orders at December 31, 2016 and 2015 was $40.5 million and $35.7 million, respectively. The backlog is comprised of firm orders and signed contractual commitments, or portions of such commitments that call for shipment within 12 months. Backlog can be significantly affected by the timing of orders for large projects and the amounts can vary due to the timing of work performed.

Raw Materials and Components

Raw materials used in the manufacture of the Company's products include purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel and cast iron), plastic resins, glass, microprocessors and other electronic subassemblies, and components. There are multiple sources for these raw materials and components, but the Company relies on single suppliers for certain brass castings, certain resins and certain electronic subassemblies. The Company believes these items would be available from other sources, but that the loss of certain suppliers would result in a higher cost of materials, delivery delays, short-term increases in inventory and higher quality control costs in the short term. The Company carries business interruption insurance on key suppliers. The Company's purchases of raw materials are based on production schedules, and as a result, inventory on hand is generally not exposed to price fluctuations. World commodity markets and currency exchange rates may also affect the prices of material purchased in the future. The Company does not hold significant amounts of precious metals.

Research and Development

Expenditures for research and development activities relating to the development of new products, the improvement of existing products and manufacturing process improvements were $10.6 million in both 2016 and 2015 compared to $9.5 million in 2014. Research and development activities are primarily sponsored by the Company. The Company also engages in some joint research and development with other companies.

Intangible Assets

The Company owns or controls several trade secrets and many patents, trademarks and trade names in the United States and other countries that relate to its products and technologies. No single patent, trademark, trade name or trade secret is material to the Company's business as a whole.

Environmental Protection

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance control provisions and regulations during 2016, 2015 and 2014 were not material.

Employees

The Company and its subsidiaries employed 1,562 persons at December 31, 2016, 114 of whom are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The Company is currently operating under a three-year contract with the union, which expires on October 31, 2019. The Company believes it has good relations with the union and all of its employees.

The following table sets forth certain information regarding the Executive Officers of the Registrant.

Name	Position	Age at 2/28/2017
Richard A. Meeusen	Chairman, President and Chief Executive Officer	62
Richard E. Johnson	Senior Vice President — Finance, Chief Financial Officer and Treasurer	62
Fred J. Begale	Vice President — Engineering	52
William R. A. Bergum	Vice President — General Counsel and Secretary	52
Gregory M. Gomez	Vice President — Flow Instrumentation	52
Horst E. Gras	Vice President — International Operations	61
Trina L. Jashinsky	Vice President — Human Resources	54
Raymond G. Serdynski	Vice President — Manufacturing	60
Beverly L. P. Smiley	Vice President — Controller	67
Kimberly K. Stoll	Vice President — Sales and Marketing	50

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

Ms. Jashinsky was elected Vice President - Human Resources in October 2016. Prior to joining the Company, Ms. Jashinsky was Vice President of Human Resources at Gannett Company, Inc. from February 2015 to July 2016, Senior Vice President Human Resources at Fiserv, Inc. from March 2014 to February 2015, and Vice President Global Corporate Human Resources at Johnson Controls, Inc. from May 2010 to February 2014.

Mr. Gomez was elected Vice President - Flow Instrumentation in September 2014. Mr. Gomez served as Vice President - Business Development from December 2010 to September 2014.

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

Information about the Company's foreign operations and export sales is included in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2016 Annual Report on Form 10-K.

Financial Information about Industry Segments

The Company operates in one industry segment as an innovator, manufacturer and marketer of products incorporating flow measurement, control and communication solutions as described in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2016 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Shareholders, potential investors and other readers are urged to consider the significant business risks described below in addition to the other information set forth or incorporated by reference in this 2016 Annual Report on Form 10-K, including the “Special Note Regarding Forward Looking Statements” at the front of this 2016 Annual Report on Form 10-K. If any of the events contemplated by the following risks actually occur, our financial condition or results of operations could be materially adversely affected. The following list of risk factors may not be exhaustive. We operate in a continually changing business, economic and geopolitical environment, and new risk factors may emerge from time to time. We can neither predict these new risk factors with certainty nor assess the precise impact, if any, on our business, or the extent to which any factor, or combination of factors, may adversely impact our results of operations. While there is much uncertainty, we do analyze the risks we face, perform a probability assessment of their impacts and attempt to soften their potential impact when and if possible.

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

We are affected by the availability and prices for raw materials and component parts, including purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel and cast iron), plastic resins, glass, microprocessors and other electronic subassemblies, and components that are used in the manufacturing process. The inability to obtain adequate supplies of raw materials and component parts for our products at favorable prices could have a material adverse affect on our business, financial condition or results of operations by decreasing profit margins and by negatively impacting timely deliveries to customers. In the past, we have been able to offset increases in raw materials and component parts by increased sales prices, active materials management, product engineering programs and the diversity of materials used in the production processes. However, we cannot be certain that we will be able to accomplish this in the future. Since we do not control the actual production of these raw materials and component parts, there may be delays caused by an interruption in the production or transportation of these materials for reasons that are beyond our control. World commodity markets and inflation may also affect raw material and component part prices.

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

Economic impacts due to leadership or policy changes in the countries where we do business could negatively affect our profitability.

We may be affected by adjustments to economic and trade polices, such as taxation and the like, when countries where we produce or sell our products change leadership or economic policies. These types of changes, as well as any related regulatory changes, could significantly increase our costs and adversely affect our profitability and financial condition.

Unusual weather and other natural phenomena could adversely affect our business.

Our sales may be adversely affected by unusual weather, weather patterns, or other natural phenomena that could have an impact on the timing of orders in given periods, depending on the particular mix of customers being served by us at the time.

Failure to manufacture quality products could have a material adverse affect on our business.

If we fail to maintain and enforce quality control and testing procedures, our products will not meet required performance standards. Product quality and performance are a priority for us since our products are used in various applications where precise control of fluids is essential. Although we believe we have a very good reputation for product quality, any future production and/or sale of substandard products would seriously harm our reputation, resulting in both a loss of current customers to competitors and damage to our ability to attract new customers. In addition, if any of our products prove to be defective, we may be required to participate in a recall involving such products. A successful claim brought against us with respect to a defective product in excess of available insurance coverage, if any, or a requirement to participate in a major product recall, could have a material adverse affect on our business, results of operations or financial condition.

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

We sell and install software products, including some that are provided in "the cloud," that may contain unexpected design defects or may encounter unexpected complications during installation or when used with other technologies utilized by the customer. A failure of our technology products to operate as intended and in a seamless fashion with other products or a failure of a cloud network could materially and adversely affect our results of operations, financial position and cash flows.

Our expanded role as a prime contractor brings certain risks that could have a material adverse affect to our business.

The Company periodically assumes the role as a prime contractor for providing complete technology systems to governmental entities, which brings with it added risks, including but not limited to, our responsibility for managing subcontractor performance and the potential for expanded warranty and performance obligations. While we have managed a limited number of these types of arrangements, it is possible to encounter a situation where we may not be able to perform up to the expectations of the governmental entity, and thus incur additional costs that could affect our profitability or harm our reputation.

Disruptions and other damages to our information technology and other networks and operations, and breaches in data security or cybersecurity attacks could have a negative financial impact and damage our reputation.

Our ability to serve customers, as well as increase revenues and control costs, depends in part on the reliability of our sophisticated technologies, system networks and cloud-based software. We use information technology and other systems to manage our business in order to maximize our revenue, effectiveness and efficiency. Unauthorized parties gaining access to digital systems and networks for purposes of misappropriating assets or sensitive financial, personal or business information, corrupting data, causing operational disruptions and other cyber-related risks could adversely impact our customer relationships, business plans and our reputation. In some cases, we are dependent on third-party technologies and service providers for which there is no certainty of uninterrupted availability or through which hackers could gain access to sensitive and/or personal information. These potential disruptions and cyber-attacks could negatively affect revenues, costs, customer demand, system availability and our reputation.

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

We cannot predict the nature, scope or affect of future environmental or regulatory requirements to which our operations might be subject or the manner in which existing or future laws will be administered or interpreted. Compliance with such laws or regulations may entail additional expenses that could decrease profitability. We are subject to a variety of environmental laws, such as lead content in certain meters incorporating brass housings or the handling of certain electronic materials, and regulatory laws affecting the use and/or licensing of radio frequencies necessary for radio products, as well as regulations related to customs and trade practices. Currently, the cost of complying with existing laws is included as part of our on-going expenses and does not have a material affect on our business or financial position, but a change in the future could adversely affect our profitability.

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

We estimate liabilities and expenses for retirement plans and other postretirement benefits that require the use of assumptions relating to the rates used to discount the future estimated liability, rate of return on any assets and various assumptions related to the age and cost of the workforce. Actual results may differ from the estimates and have a material adverse affect on future results of operations or on the financial statements as a whole. Rising healthcare and retirement benefit costs in the United States may also add to cost pressures and decrease our profitability.

A failure to maintain good corporate governance practices could damage our reputation and adversely affect our future success.

We have a history of good corporate governance, including procedures and processes that are required by the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, and related rules and regulations, such as board committee charters, principles of corporate governance and a code of business conduct that defines how employees interact with our various stakeholders and addresses issues such as confidentiality, conflict of interest and fair dealing, and applicable exchange listing standards. Failure to maintain these corporate governance practices could harm our reputation and have a material adverse affect on our business and results of operations.

Violations or alleged violations of laws that impose requirements for the conduct of our overseas operations, including the FCPA or other anti-corruption laws, sanctioned parties restrictions, and FATCA could adversely affect our business.

In foreign countries where we operate, a risk exists that our employees, third party partners or agents could engage in business practices prohibited by applicable laws and regulations, such as the FCPA. Such anti-corruption laws generally prohibit companies from making improper payments to foreign officials and require companies to keep accurate books and records and maintain appropriate internal controls. Our policies mandate strict compliance with such laws and we devote resources to ensure compliance. However, we operate in some parts of the world that have experienced governmental corruption, and, in certain circumstances, local customs and practice might not be consistent with the requirements of anti-corruption laws. We remain subject to the risk that our employees, third party partners or agents will engage in business practices that are prohibited by our policies and violate such laws and regulations. Violations by us or a third party acting on our behalf could result in significant internal investigation costs and legal fees, civil and criminal penalties, including prohibitions on the conduct of our business, and reputational harm.

We may also be subject to legal liability and reputational damage if we violate U.S. trade sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC), the European Union and the United Nations, and trade sanction laws such as the Iran Threat Reduction and Syria Human Rights Act of 2012.

In addition, FATCA requires certain of our subsidiaries, affiliates and other entities to obtain valid FATCA documentation from payees prior to remitting certain payments to such payees. In the event we do not obtain valid FATCA documents, we may be obliged to withhold a portion of such payments. This obligation is shared with our customers and clients who may fail to comply, in whole or in part. In such circumstances, we may incur FATCA compliance costs including withholding taxes, interest and penalties. Regulatory initiatives and changes in the regulations and guidance promulgated under FATCA may increase our costs of operations, and could adversely affect the market for our services as intermediaries, which could negatively affect our results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal facilities utilized by the Company at December 31, 2016 are listed below. The Company owns all such facilities in fee simple except as noted. The Company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

		Approximate area
Location	Principal use	(square feet)
Scottsdale, Arizona, USA	Manufacturing and offices	32,000	(1)
Los Gatos, California, USA	Software development and offices	3,600	(2)
Centennial, Colorado, USA	Distribution and offices	12,000
Tulsa, Oklahoma, USA	Manufacturing and offices	59,500
Milwaukee, Wisconsin, USA	Manufacturing and offices	324,200
Racine, Wisconsin, USA	Manufacturing and offices	134,300	(3)
Brno, Czech Republic	Manufacturing and offices	27,800
Neuffen, Germany	Manufacturing and offices	24,700
Nogales, Mexico	Manufacturing and offices	181,300
Bern, Switzerland	Manufacturing and offices	1,100	(4)

(1)    Leased facility. Lease term expires September 1, 2019.
(2)    Leased facility. Lease term expires November 31, 2021.
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

Like other companies in recent years, the Company is named as a defendant in numerous pending multi-claimant/multi-defendant lawsuits alleging personal injury as a result of exposure to asbestos, manufactured by third parties, and in the past may have been integrated into or sold with a very limited number of the Company’s products. The Company is vigorously defending itself against these claims. Although it is not possible to predict the ultimate outcome of these matters, the Company does not believe the ultimate resolution of these issues will have a material adverse affect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based in part on the fact that no claimant has proven or substantially demonstrated asbestos exposure caused by products manufactured or sold by the Company and that most of the cases have been voluntarily dismissed.

The Company is subject to contingencies related to environmental laws and regulations. Information about the Company's compliance with environmental regulations is included in Part I, Item 1 of this 2016 Annual Report on Form 10-K under the heading “Environmental Protection.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information required by this Item is set forth in Note 11 “Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2016 Annual Report on Form 10-K.

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

The following graph compares on a cumulative basis the yearly percentage change since January 1, 2012 in (a) the total shareholder return on the Common Stock with (b) the total return on the Russell 2000 Index, and (c) the total return of the peer group made up of 15 companies, including the Company, in similar industries and with similar market capitalization.

The graph assumes $100 invested on December 31, 2011. It further assumes the reinvestment of dividends. The returns of each component company in the peer groups have been weighted based on such company's relative market capitalization.

December 31		2011	2012	2013	2014	2015	2016
Badger Meter, Inc.	Return %		64.04%	16.66%	10.49%	—%	27.71%
	Cumulative $	$100.00	$164.04	$191.38	$211.46	$211.53	$270.15
Russell 2000 Index	Return %		16.35%	38.82%	4.89%	(4.41)%	21.31%
	Cumulative $	$100.00	$116.35	$161.52	$169.42	$161.95	$196.45
Peer Group	Return %		29.11%	40.14%	0.51%	(9.99)%	37.54%
	Cumulative $	$100.00	$129.11	$180.94	$181.88	$163.71	$225.16

The Peer Group consists of A.O. Smith Corp. (AOS), Badger Meter, Inc. (BMI), CIRCOR International, Inc. (CIR), CLARCOR Inc. (CLC), ESCO Technologies Inc. (ESE), Franklin Electric Co, Inc. (FELE), Gorman-Rupp Company (GRC), Itron, Inc. (ITRI), Lindsay Corporation (LNN), MFRI, Inc. (MFRI), Mueller Water Products (MWA), Northwest Pipe Company (NWPX) , Rexnord Corporation (RXN), Sun Hydraulics Corporation (SNHY), and Watts Water Technologies, Inc. (WTS).

ITEM 6. SELECTED FINANCIAL DATA

BADGER METER, INC.
Ten Year Summary of Selected Consolidated Financial Data

	Years ended December 31,
(In thousands except per share data)	2016	2015	2014	2013	2012	2011	2010	2009	2008	2007
Operating results
Net sales	$393,761	377,698	364,768	334,122	319,660	262,915	276,634	250,337	279,552	234,816
Research and development	$10,597	10,645	9,496	10,504	9,567	8,086	7,164	6,910	7,136	5,714
Earnings from continuing operations before income taxes	$49,844	41,152	44,912	38,009	43,471	27,349	44,438	42,333	39,555	29,325
Earnings from continuing operations	$32,295	25,938	29,678	24,617	28,032	19,161	28,662	26,780	25,084	18,386
Earnings (loss) from discontinued operations (1)	$ n/a	n/a	n/a	n/a	n/a	n/a	n/a	7,390	n/a	(1,929)
Net earnings	$32,295	25,938	29,678	24,617	28,032	19,161	28,662	34,170	25,084	16,457
Earnings from continuing operations to sales	8.2%	6.9%	8.1%	7.4%	8.8%	7.3%	10.4%	10.7%	9.0%	7.8%
Per Common share (2)
Basic earnings from continuing operations	$1.12	0.90	1.04	0.86	0.98	0.64	0.96	0.91	0.86	0.65
Basic earnings (loss) from discontinued operations	$ n/a	n/a	n/a	n/a	n/a	n/a	n/a	0.25	n/a	(0.07)
Total basic earnings	$1.12	0.90	1.04	0.86	0.98	0.64	0.96	1.16	0.86	0.58
Diluted earnings from continuing operations	$1.11	0.90	1.03	0.85	0.98	0.64	0.96	0.90	0.85	0.63
Diluted earnings (loss) from discontinued operations	$ n/a	n/a	n/a	n/a	n/a	n/a	n/a	0.25	n/a	(0.07)
Total diluted earnings	$1.11	0.90	1.03	0.85	0.98	0.64	0.96	1.14	0.85	0.57
Cash dividends declared: Common Stock	$0.43	0.39	0.37	0.35	0.33	0.30	0.26	0.23	0.20	0.17
Price range - high	$39.36	32.94	30.46	28.18	24.30	22.74	22.75	22.45	31.37	23.22
Price range - low	$26.40	25.82	23.24	20.94	14.65	13.43	16.29	11.25	8.79	11.50
Closing price	$36.95	29.30	29.68	27.25	23.71	14.72	22.11	19.91	14.51	22.48
Book value *	$8.80	8.00	7.41	6.82	5.98	5.93	5.60	4.82	3.75	3.17
Shares outstanding at year-end (2)
Common Stock	29,119	29,050	28,922	28,824	28,628	30,246	30,096	29,946	29,616	29,038
Financial position
Working capital *	$75,174	44,784	34,030	29,122	27,294	78,782	64,658	60,419	35,740	38,725
Current ratio *	2.0 to 1	1.4 to 1	1.3 to 1	1.3 to 1	1.3 to 1	4.5 to 1	3.0 to 1	3.3 to 1	1.7 to 1	1.9 to 1
Net cash provided by operations	$56,185	35,831	35,735	34,818	34,802	31,317	18,396	36,588	26,143	27,934
Capital expenditures	$10,596	19,766	12,332	14,311	8,202	5,336	9,238	7,750	13,237	15,971
Total assets	$349,699	355,480	341,158	316,058	290,453	218,910	215,864	191,016	195,358	150,301
Short-term and current portion of long-term debt	$37,950	71,360	75,927	70,045	66,730	1,790	12,878	8,003	19,670	13,582
Long-term debt	$ n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	5,504	3,129
Shareholders' equity (3)	$256,209	232,275	214,331	196,563	171,247	179,281	168,383	144,461	111,023	91,969
Debt as a percent of total debt and equity *	12.9%	23.5%	26.2%	26.3%	28.0%	1.0%	7.1%	5.2%	18.5%	15.4%
Return on shareholders' equity *	12.6%	11.2%	13.8%	12.5%	16.4%	10.7%	17.0%	18.5%	22.6%	20.0%
Price/earnings ratio *	33.3	32.6	28.8	32.1	24.3	23.2	23.2	22.2	17.2	35.7

(1) The Company's French operations have been presented as discontinued operations through 2007, the years of ownership. In 2009, discontinued operations represented the recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns related to the shutdown of the Company's French operations.

(2) All per share amounts and number of shares outstanding have been restated to reflect the 2016 2-for-1 stock split for the periods presented.

(3) The Company adopted the provisions of the Financial Accounting Standards Board Accounting Standards Codification 715, “Compensation - Retirement Benefits” on December 31, 2006, with respect to recognizing the funded status of pension and postretirement benefit plans, and at December 31, 2008, with respect to changing the measurement date.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION AND OVERVIEW

Badger Meter is an innovator in flow measurement, control and communication solutions, serving water utilities, municipalities, and commercial and industrial customers worldwide. The Company’s products measure water, oil, chemicals and other fluids, and are known for accuracy, long-lasting durability and for providing and communicating valuable and timely measurement data. The Company’s product lines fall into two categories: sales of water meters and related technologies to municipal water utilities (municipal water) and sales of meters to various industries for water and other fluids (flow instrumentation). The Company estimates that over 85% of its products are used in water applications when both categories are grouped together.

Municipal water, the largest category by sales volume, includes mechanical and ultrasonic (electronic) water meters and related technologies and services used by municipal water utilities as the basis for generating water and wastewater revenues. The key market for the Company’s municipal water meter products is North America, primarily the United States, because most of the Company's meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The majority of water meters sold by the Company continue to be mechanical in nature. In recent years, the Company has made inroads in selling ultrasonic water meters. The development of smaller diameter ultrasonic water meters combined with advanced radio technology now provides the Company with the opportunity to sell into other geographical markets, for example Europe, the Middle East and South America. In the municipal water category, sales of water meters and related technologies and services are also commonly referred to as residential or commercial water meter sales, the latter referring to larger sizes of water meters.

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

Residential and commercial water meters are generally classified as either manually read meters or remotely read meters via radio technology. A manually read meter consists of a water meter and a register that provides a visual totalized meter reading. Meters equipped with radio technology (endpoints) receive flow measurement data from encoder registers attached to the water meter, which is encrypted and transmitted via radio frequency to a receiver that collects and formats the data appropriately for water utility billing systems. These remotely read, or mobile, systems are either automatic meter reading (AMR) systems, where a vehicle equipped for meter reading purposes, including a radio receiver, computer and reading software, collects the data from utilities’ meters; or fixed network advanced metering infrastructure (AMI) systems, where data is gathered utilizing a network of permanent data collectors or gateway receivers that are always active or listening for the radio transmission from the utilities’ meters. AMI systems eliminate the need for utility personnel to drive through service territories to collect data from the meters. These systems provide the utilities with more frequent and diverse data from their meters at specified intervals.

The ORION family of radio endpoints provides water utilities with a range of industry-leading options for meter reading. These include ORION Migratable (ME) (for mobile meter reading), ORION Fixed Network (SE) (for traditional fixed network applications), and ORION Cellular (for infrastructure-free meter reading). ORION Migratable makes the migration to fixed network easier for utilities that prefer to start with mobile reading and later adopt fixed network communications, allowing utilities to choose a solution for their current needs and be positioned for their future operational changes. ORION Cellular eliminates the need for utility-owned fixed network infrastructure, allows for rapid deployment and decreases ongoing maintenance.

Critical to the water metering ecosystem is information and analytics. The Company’s BEACON AMA Managed Solution is the latest in metering technology. BEACON AMA combines the BEACON analytical software suite with proven ORION technologies using two-way fixed and cellular networks in a managed solution, improving utilities’ visibility of their water consumption and eliminating the need for costly utility-managed infrastructure.

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

Water meter replacement and the adoption and deployment of new technology comprise the majority of water meter product sales, including radio products. To a much lesser extent, housing starts also contribute to the new product sales base. Over the last decade, there has been a growing trend in the conversion from manually read water meters to radio technology. This conversion rate is accelerating and contributes to an increased water meter and radio solutions base of business. The Company estimates that approximately 55% of water meters installed in the United States have been converted to a radio solutions technology. The Company’s strategy is to fulfill customers’ metering expectations and requirements with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.

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

Business Trends

Increasingly, the electric utility industry relies on AMI technology for two-way communication to monitor and control electrical devices at the customer's site. Although the Company does not sell products for electric market applications, the trend toward AMI affects the markets in which the Company does participate, particularly for those customers in the water utility market that are interested in more frequent and diverse data collection. Specifically, AMI and AMA technologies enable water utilities to capture readings from each meter at more frequent and variable intervals. Similar to the electric utility industry’s conversion to solid-state meters in recent years, the water utility industry is beginning the conversion from mechanical to ultrasonic meters. Ultrasonic water metering has lower barriers to entry, which could affect the competitive landscape for the water meter market in North America.

The Company sells its technology solutions to meet customer requirements. Since the technology products have comparable margins, any change in the mix between AMR, AMI or AMA is not expected to have a significant impact on the Company's net sales related to meter reading technology.

There are approximately 52,000 water utilities in the United States and the Company estimates that approximately 55% of them have converted to a radio solutions technology. With the BEACON AMA managed solution and its wide breadth of water meters, the Company believes it is well positioned to meet customers' future needs.

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

Acquisitions

On October 20, 2016, the Company acquired certain assets of Precision Flow Measurement, Inc., doing business as Nice Instruments, of Manalapan Township, New Jersey. The acquisition adds a new technology for the measurement of steam to the Company's HVAC line of products.

The total purchase consideration for the Nice Instruments assets was $2.0 million, which included a $0.2 million payment after the first production run that occurred in January 2017. The Company's preliminary allocation of the purchase price at December 31, 2016 included approximately $15,000 of inventory and equipment, $0.7 million of intangibles and $1.3 million of goodwill. As of December 31, 2016, the Company had not completed its analysis for estimating the fair value of the assets acquired. This acquisition is further described in Note 3 “Acquisitions” in the Notes to Consolidated Financial Statements.

On August 17, 2015, the Company's wholly-owned subsidiary, National Meter and Automation, Inc. (“National Meter”), acquired certain assets of United Utilities, Inc. of Smyrna, Tennessee, which was one of the Company's distributors serving Tennessee and Georgia.

The total purchase consideration for the United Utilities assets was $3.3 million, which included $0.4 million in cash and settlement of $2.9 million of pre-existing Company receivables. The Company's preliminary allocation of the purchase price at December 31, 2015 included $0.8 million of receivables, $0.4 million of inventory, $0.1 million of property, plant and equipment, $1.7 million of intangibles and $0.3 million of goodwill. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair value at the date of acquisition. In 2016, the Company completed its analysis for estimating the fair value of the assets acquired with no additional adjustments. This acquisition is further described in Note 3 “Acquisitions” in the Notes to Consolidated Financial Statements.

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

The total purchase consideration for National Meter was $22.9 million, which included $20.3 million in cash, a working capital adjustment and settlement of pre-existing Company receivables. The Consolidated Balance Sheets at December 31, 2014 included $2.5 million of deferred payments, of which $2.0 million was paid in late 2015 and early 2016, and $0.5 million is payable in early 2017 and is recorded in Payables at December 31, 2016. The Company finalized the valuation for estimating the fair value of the assets acquired and liabilities assumed at September 30, 2015 with a small change from the preliminary December 31, 2014 estimate. This acquisition is further described in Note 3 “Acquisitions” in the Notes to Consolidated Financial Statements.

Revenue and Product Mix

As the industry continues to evolve, the Company has been vigilant in anticipating and exceeding customer expectations. In 2011, the Company introduced AMA as a hardware and software solution for water and gas utilities, and then in early 2014 launched its new BEACON AMA system, as a managed solution, which it believes will help maintain the Company's position as a market leader. Since its inception, sales of BEACON AMA have continued to grow with large cities and private water utilities selecting BEACON AMA and the Company’s industry-leading water meters.

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

RESULTS OF OPERATIONS

Net Sales

Net sales in 2016 increased $16.1 million, or 4.3%, to $393.8 million from $377.7 million in 2015. The overall increase was the result of higher sales of municipal water meters and related products, offset somewhat by lower sales of flow instrumentation products.

Municipal water sales represented 77.3% of total sales in 2016. These sales increased $21.4 million, or 7.6%, to $304.5 million in 2016 compared to $283.1 million in 2015. The increase was the result of higher sales of both residential and commercial water meters and related technologies. Overall, residential sales increased 5.1% while commercial sales increased 21.0%, both due to higher volumes of product sold.

Flow instrumentation sales represented 22.7% of sales in 2016. These sales declined $5.3 million, or 5.6%, to $89.3 million from $94.6 million in 2015. The decrease in sales was primarily due to lower sales of meters to oil and gas customers, the loss of two significant customers and general softness in markets served.

Net sales in 2015 increased $12.9 million, or 3.9%, to $377.7 million from $364.8 million in 2014. The overall increase was the result of higher sales of municipal water meter and related products, offset somewhat by lower sales of flow instrumentation products.

Municipal water sales represented 75.0% of total sales in 2015. These sales increased $23.0 million, or 8.8%, to $283.1 million from $260.1 million in 2014. Included in this increase was $12.8 million of incremental sales associated with the acquisition of National Meter on October 1, 2014 and the assets of United Utilities on August 17, 2015. Overall, residential sales increased, offset by lower commercial sales. Sales of residential meters and technology increased 12.5% driven by higher sales volumes of the Company's ORION products for both mechanical meters as well as the recently introduced E-Series ultrasonic meters. These were offset somewhat by lower volumes of Itron-related products. Commercial meter sales declined 6.7% for the year due to lower volumes of products sold.

Flow instrumentation sales represented 25.0% of total net sales in 2015 compared to 28.7% in 2014. These sales declined $10.1 million, or 9.6%, to $94.6 million from $104.7 million in 2014. The decline was due to the strengthening U.S dollar's effect on sales of products sold in Euros, lower volumes of products sold to oil and natural gas customers related to weak conditions in these markets, weather conditions for a portion of the year and general softness in the overall economy.

International sales for municipal water meters and related technologies are generally made to customers in Canada and Mexico, which use similar mechanical technology and standards as customers in the U.S. The recent introduction of ultrasonic meters allows the Company greater opportunities in other parts of the world, particularly in the Middle East. International sales for flow instrumentation and specialty products are generally made throughout the world. In Europe, sales are made primarily in Euros. Other international sales are made in U.S. dollars or local currencies.

International sales decreased 16.8% to $45.9 million in 2016 from $55.2 million in 2015 due primarily to lower sales in Mexico and the Middle East, the latter of which tends to be sporadic.

International sales increased 0.2% to $55.2 million in 2015 from $55.1 million in 2014. This was the net effect of increased sales of ultrasonic meters into the Middle East, offset by the strengthening U.S. dollar’s effect on sales made in foreign currencies, particularly the Euro.

Gross Margins

Gross margins as a percentage of sales were 38.2%, 35.9% and 36.0% for 2016, 2015 and 2014, respectively. The increase in 2016 from the 2015 rate was due to better product mix, higher volumes and the resulting impact on capacity utilization, and lower brass costs.

The slight decrease in 2015 from the 2014 rate was the net impact of product mix due to lower sales of flow instrumentation products, which generally carry higher margins, lower material costs primarily related to brass castings, and higher warranty, obsolete inventory and health care expenses.

Operating Expenses

Selling, engineering and administration expenses in 2016 were $99.8 million, or 6.9% higher than these expenses in 2015. The increase was due primarily to higher employee incentive costs due to better financial results, higher software amortization charges and higher professional expenses. Included in 2016 expenses were a pretax $1.5 million of non-cash pension settlements, compared to $0.8 million in 2015.

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

Operating Earnings

Operating earnings in 2016 increased $8.4 million, or 19.8%, to $50.8 million from $42.4 million in 2015. The increase was the result of higher sales and gross margin, offset somewhat by higher selling, engineering and administration expenses.

Operating earnings in 2015 declined $3.6 million or 7.8% to $46.0 million in 2014. The decline was the result of higher operating costs that were partially offset by a modest increase in sales.

Interest Expense, Net

Interest expense, net was $0.9 million in 2016 compared to $1.2 million in 2015 and $1.1 million in 2014. The decline in 2016 over 2015 was due to lower average debt balances. For 2015 compared to 2014, relatively stable interest rates and similar average borrowing levels resulted in no significant variations in expenses.

Income Taxes

Income taxes as a percentage of earnings before income taxes were 35.2%, 37.0%, and 33.9% for 2016, 2015 and 2014, respectively. The variances in all three years presented were due primarily to the changes in both state taxes, which depend on each year’s sales mix, as well as the relationship between foreign and domestic incomes which are taxed at different rates. Particularly in 2015, the relationship between foreign and domestic incomes resulted in more domestic income taxed at higher rates, while 2016 and 2014 had higher foreign income which was taxed at lower rates.

Earnings and Diluted Earnings per Share

Because of the increased operating earnings and the lower effective tax rate, net earnings were $32.3 million in 2016 compared to $25.9 million in 2015. On a diluted basis, earnings per share were $1.11 in 2016 compared to $0.90 in 2015.

Because of the decreased operating earnings and the higher effective tax rate, net earnings were $25.9 million in 2015 compared to $29.7 million in 2014. On a diluted basis, earnings per share were $0.90 in 2015 compared to $1.03 in 2014.

LIQUIDITY AND CAPITAL RESOURCES

The main sources of liquidity for the Company are cash from operations and borrowing capacity. In addition, depending on market conditions, the Company may access the capital markets to strengthen its capital position and to provide additional liquidity for general corporate purposes. Cash provided by operations in 2016 was $56.2 million compared to $35.8 million in 2015. Higher net income and improved working capital were the primary drivers of the higher cash generation.

Receivables at December 31, 2016 were $59.8 million compared to $56.6 million at the end of 2015. The increase between years was due to the inclusion of an income tax receivable in the December 31, 2016 balance that did not exist in the prior year. The Company believes its net receivables balance is fully collectible.

Inventories at December 31, 2016 were $77.7 million compared to $78.6 million at December 31, 2015. The decrease was a function of the timing of purchases and sales.

Property, plant and equipment increased primarily as a net result of capital expenditures, offset by depreciation expense. Capital expenditures totaled $10.6 million in 2016 compared to $19.8 million in 2015 as expenditures returned to more normal levels.

Intangible assets of $51.9 million at December 31, 2016 reflected a decrease from $57.3 million at December 31, 2015. This was the net impact of normal amortization expense, offset by the addition of $0.7 million associated with the purchase of Nice Instrumentation's assets.

Short-term debt decreased from $71.4 million at December 31, 2015 to $38.0 million at December 31, 2016 as the funds generated from operations were sufficient to cover investing and financing activities and allow the borrowings to be reduced. At the end of 2016, debt represented 12.9% of the Company’s total capitalization. None of the debt is secured by the Company’s assets.

Payables decreased at December 31, 2016 to $18.4 million compared to $19.2 million at December 31, 2015. The decrease was due to the timing of purchases and payments.

Accrued compensation and employee benefits increased to $13.9 million at December 31, 2016 from $9.7 million at December 31, 2015. The increase was due to higher employee incentives earned as a result of improved financial results.

The overall increase in total shareholders’ equity from $232.3 million at December 31, 2015 to $256.2 million at December 31, 2016 was principally the result of net earnings and stock options exercised, offset by dividends paid.

The Company’s financial condition remains strong. In September 2016, the Company amended its May 2012 credit agreement with its primary lender to a three-year $120.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit. While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of December 31, 2016. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $94.3 million of unused credit lines available at December 31, 2016.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements at December 31, 2016.

CONTRACTUAL OBLIGATIONS

In 2010, the Company restructured the outstanding debt of its Employee Savings and Stock Option Plan (the “ESSOP”) by loaning the ESSOP $0.5 million to repay a loan to a third party and loaning the ESSOP an additional $1.0 million to purchase additional shares of the Company's Common Stock for future 401(k) savings plan matches under a program that will expire on December 31, 2020. Under this program, the Company agreed to pay the principal and interest on the new loan amount of $1.5 million. The receivable from the ESSOP and the related obligation were therefore netted to zero on the Company's Consolidated Balance Sheets at December 31, 2016 and 2015. The terms of the loan call for equal payments of principal with the final payment due on December 31, 2020. At December 31, 2016, $0.6 million of the loan balance remains.

The following table includes the Company's significant contractual obligations as of December 31, 2016. There are no material undisclosed guarantees.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Beyond
	(In thousands)
Short-term debt	$37,950	$37,950	$—	$—	$—
Operating leases	13,049	2,437	3,953	2,793	3,866
Total contractual obligations	$50,999	$40,387	$3,953	$2,793	$3,866

Other than items included in the preceding table, as of December 31, 2016 the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and postretirement plans which are discussed in detail in Note 7 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2016 Annual Report on Form 10-K.  As of the most recent actuarial measurement date, the Company is not required to make a minimum contribution for its pension plan for the 2017 calendar year. Postretirement medical claims are paid by the Company as they are submitted, and they are anticipated to be $0.4 million in 2017 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's accounting policies are more fully described in Note 1 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2016 Annual Report on Form 10-K. As discussed in Note 1, the preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company's more significant estimates relate primarily to the following judgmental reserves: allowance for doubtful accounts, reserve for obsolete inventories, and warranty and after-sale costs reserve. Each of these reserves is evaluated quarterly and is reviewed with the Company's internal Disclosure Committee and the Audit and Compliance Committee of the Board of Directors. The basis for the reserve amounts is determined by analyzing the anticipated exposure for each account, and then selecting the most likely amount based upon historical experience and various other considerations that are believed to be reasonable under the circumstances. These methods have been used for all years in the presented financials and have been used consistently throughout each year. Actual results may differ from these estimates if actual experiences vary from the Company's assumptions.

The criteria used for calculating each of the reserve amounts vary by type of reserve. For the allowance for doubtful accounts reserve, significant past due balances are individually reviewed for collectability, while the balance of accounts are reviewed in conjunction with applying historical write-off ratios. The calculation for the obsolete inventories reserve is determined by analyzing the relationship between the age and quantity of items on hand versus estimated usage to determine if excess quantities exist. The calculation for warranty and after-sale costs reserve uses criteria that include known potential problems on past sales as well as historical claim experience and current warranty trends. The changes in the balances of these reserves at December 31, 2016 compared to the prior year were due to normal business conditions and are not deemed to be significant. While the Company continually tries to improve its estimates, no significant changes in the underlying processes are expected for 2017.

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

OTHER MATTERS

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2016, 2015 and 2014 were not material.

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

See the “Special Note Regarding Forward Looking Statements” at the front of this Annual Report on Form 10-K and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of risks and uncertainties that could impact the Company's financial performance and results of operations.

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

The Company's ability to generate operating income and to increase profitability depends somewhat on the general health of the United States and foreign economies, including to some extent such things as the length and severity of global economic downturns; the timing and size of governmental programs such as stimulus fund programs, as well as the impact of government budget cuts or partial shutdowns of governmental operations; international or civil conflicts that affect international trade; the ability of municipal water utility customers to authorize and finance purchases of the Company's products; the Company's ability to obtain financing; housing starts in the United States; and overall industrial activity. In addition, changes in governmental laws and regulations, particularly laws dealing with the content or handling of materials, customs or trade practice, may impact the results of operations. These factors are largely beyond the Company's control and depend on the economic condition and regulatory environment of the geographic region of the Company's operations.

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

The Company's foreign currency risk relates to the sales of products to foreign customers and purchases of material from foreign vendors. The Company uses lines of credit with U.S. and European banks to offset currency exposure related to European receivables and other monetary assets. As of December 31, 2016 and 2015, the Company's foreign currency net monetary assets were partially offset by comparable debt resulting in no material exposure to the results of operations. The Company believes the effect of a change in foreign currency rates will not have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

The Company typically does not hold or issue derivative instruments and has a policy specifically prohibiting the use of such instruments for trading purposes.

The Company's short-term debt on December 31, 2016 was floating rate debt with market values approximating carrying value. Future annual interest costs for short-term debt will fluctuate based upon short-term interest rates. For the short-term debt on hand on December 31, 2016, the effect of a 1% change in interest rates is approximately $0.4 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is set forth in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in this 2016 Annual Report on Form 10-K.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, the Company's management believes that, as of December 31, 2016, the Company's internal control over financial reporting was effective based on those criteria.

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

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Badger Meter, Inc.

We have audited Badger Meter, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Badger Meter, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Badger Meter, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Badger Meter, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 28, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
February 28, 2017

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Badger Meter, Inc.

We have audited the accompanying consolidated balance sheets of Badger Meter, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Badger Meter, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Badger Meter, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
February 28, 2017

BADGER METER, INC.
Consolidated Balance Sheets

	December 31,
	2016	2015
Assets	(Dollars in thousands)
Current assets:
Cash	$7,338	$8,163
Receivables	59,818	56,643
Inventories:
Finished goods	18,087	28,548
Work in process	17,157	13,184
Raw materials	42,457	36,864
Total inventories	77,701	78,596
Prepaid expenses and other current assets	6,155	5,926
Total current assets	151,012	149,328
Property, plant and equipment, at cost:
Land and improvements	9,068	9,033
Buildings and improvements	65,230	59,839
Machinery and equipment	126,680	125,197
	200,978	194,069
Less accumulated depreciation	(110,784)	(103,149)
Net property, plant and equipment	90,194	90,920
Intangible assets, at cost less accumulated amortization	51,872	57,348
Other assets	6,607	8,485
Deferred income taxes	700	1,421
Goodwill	49,314	47,978
Total assets	$349,699	$355,480
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$37,950	$71,360
Payables	18,350	19,155
Accrued compensation and employee benefits	13,861	9,663
Warranty and after-sale costs	2,779	3,133
Income and other taxes	2,898	1,233
Total current liabilities	75,838	104,544
Other long-term liabilities	4,019	4,809
Deferred income taxes	1,901	774
Accrued non-pension postretirement benefits	5,753	5,709
Other accrued employee benefits	5,979	7,369
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common Stock, $1 par; authorized 40,000,000 shares; issued 37,121,618 shares in 2016 and 41,102,538 shares in 2015	37,122	41,103
Capital in excess of par value	28,022	31,626
Reinvested earnings	223,876	204,044
Accumulated other comprehensive loss	(11,635)	(12,780)
Less: Employee benefit stock	(614)	(768)
Treasury stock, at cost; 8,003,086 shares in 2016 and 12,052,894 shares in 2015	(20,562)	(30,950)
Total shareholders’ equity	256,209	232,275
Total liabilities and shareholders’ equity	$349,699	$355,480
See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Operations

	Years ended December 31,
	2016	2015	2014
	(In thousands except per share amounts)
Net sales	$393,761	$377,698	$364,768
Cost of sales	243,185	241,922	233,626
Gross margin	150,576	135,776	131,142
Selling, engineering and administration	99,811	93,407	85,095
Operating earnings	50,765	42,369	46,047
Interest expense, net	921	1,217	1,135
Earnings before income taxes	49,844	41,152	44,912
Provision for income taxes	17,549	15,214	15,234
Net earnings	$32,295	$25,938	$29,678

Earnings per share:
Basic	$1.12	$0.90	$1.04

Diluted	$1.11	$0.90	$1.03

Shares used in computation of earnings per share:
Basic	28,887	28,759	28,613
Impact of dilutive securities	163	135	144
Diluted	29,050	28,894	28,757
See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net earnings	$32,295	$25,938	$29,678
Other comprehensive income :
Foreign currency translation adjustment	(328)	(847)	(1,721)
Pension and postretirement benefits, net of tax	1,473	(77)	(2,611)
Comprehensive income	$33,440	$25,014	$25,346
See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Operating activities:
Net earnings	$32,295	$25,938	$29,678
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	10,715	9,993	8,891
Amortization	11,727	10,606	6,773
Deferred income taxes	710	(3,023)	(1,334)
Contributions to pension plan	(1,000)	—	—
Noncurrent employee benefits	660	1,261	4,417
Stock-based compensation expense	1,537	1,541	1,449
Changes in:
Receivables	(3,561)	(5,511)	(997)
Inventories	955	(7,116)	(6,943)
Prepaid expenses and other current assets	(961)	(1,632)	(2,060)
Liabilities other than debt	3,108	3,774	(4,139)
Total adjustments	23,890	9,893	6,057
Net cash provided by operations	56,185	35,831	35,735
Investing activities:
Property, plant and equipment additions	(10,596)	(19,766)	(12,332)
Acquisitions, net of cash acquired	(1,800)	(1,907)	(20,829)
Net cash used for investing activities	(12,396)	(21,673)	(33,161)
Financing activities:
Net (decrease) increase in short-term debt	(33,096)	(3,960)	6,653
Dividends paid	(12,461)	(11,261)	(10,633)
Proceeds from exercise of stock options	568	1,641	730
Tax benefit on stock options	—	141	38
Issuance of treasury stock	518	470	469
Net cash used for financing activities	(44,471)	(12,969)	(2,743)
Effect of foreign exchange rates on cash	(143)	318	(438)
(Decrease) Increase in cash	(825)	1,507	(607)
Cash — beginning of year	8,163	6,656	7,263
Cash — end of year	$7,338	$8,163	$6,656
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$19,723	$18,167	$17,218
Interest	$952	$1,246	$1,144
Non cash transaction:
Settlement of National Meter and Automation, Inc. payables prior to the acquisition	$—	$—	$2,623
Settlement of United Utilities, Inc. payables prior to the acquisition	$—	$2,866	$—
See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Shareholders’ Equity

	Years ended December 31,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Employee benefit stock	Treasury stock	Total
	(In thousands except per share amounts)
Balance, December 31, 2013	$41,008	$25,123	$170,318	$(7,524)	$(1,075)	$(31,287)	$196,563
Net earnings	—	—	29,678	—	—	—	29,678
Pension and postretirement benefits (net of $(1,381) tax effect)	—	—	—	(2,611)	—	—	(2,611)
Foreign currency translation	—	—	—	(1,721)	—	—	(1,721)
Cash dividends of $0.37 per share	—	—	(10,631)	—	—	—	(10,631)
Stock options exercised	38	692	—	—	—	—	730
Tax benefit on stock options and dividends	—	38	—	—	—	—	38
ESSOP transactions	—	214	—	—	153	—	367
Stock-based compensation	—	1,449	—	—	—	—	1,449
Issuance of treasury stock (60 shares)	—	314	—	—	—	155	469
Balance, December 31, 2014	41,046	27,830	189,365	(11,856)	(922)	(31,132)	214,331
Net earnings	—	—	25,938	—	—	—	25,938
Pension and postretirement benefits (net of $(122) tax effect)	—	—	—	(77)	—	—	(77)
Foreign currency translation	—	—	—	(847)	—	—	(847)
Cash dividends of $0.39 per share	—	—	(11,259)	—	—	—	(11,259)
Stock options exercised	57	1,517	—	—	—	67	1,641
Tax benefit on stock options and dividends	—	141	—	—	—	—	141
ESSOP transactions	—	242	—	—	154	—	396
Stock-based compensation	—	1,541	—	—	—	—	1,541
Issuance of treasury stock (70 shares)	—	355	—	—	—	115	470
Balance, December 31, 2015	41,103	31,626	204,044	(12,780)	(768)	(30,950)	232,275
Net earnings	—	—	32,295	—	—	—	32,295
Pension and postretirement benefits (net of $1,019 tax effect)	—	—	—	1,473	—	—	1,473
Foreign currency translation	—	—	—	(328)	—	—	(328)
Cash dividends of $0.43 per share	—	—	(12,463)	—	—	—	(12,463)
Stock options exercised	19	528	—	—	—	22	569
Tax deficiency on stock options and dividends	—	(110)	—	—	—	—	(110)
ESSOP transactions	—	289	—	—	154	—	443
Stock-based compensation	—	1,537	—	—	—	—	1,537
Retirement of treasury stock	(4,000)	(6,260)	—	—	—	10,260	—
Issuance of treasury stock (41 shares)	—	412	—	—	—	106	518
Balance, December 31, 2016	$37,122	$28,022	$223,876	$(11,635)	$(614)	$(20,562)	$256,209

*	Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes.

BADGER METER, INC.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Note 1 Summary of Significant Accounting Policies

Profile

Badger Meter is an innovator in flow measurement, control and communication solutions, serving water utilities, municipalities, and commercial and industrial customers worldwide. The Company’s products measure water, oil, chemicals and other fluids, and are known for accuracy, long-lasting durability and for providing and communicating valuable and timely measurement data. The Company’s product lines fall into two categories: sales of water meters and related technologies to municipal water utilities (municipal water) and sales of meters to various industries for water and other fluids (flow instrumentation). The Company estimates that over 85% of its products are used in water applications when both categories are grouped together.

Municipal water, the largest category by sales volume, includes mechanical and ultrasonic (electronic) water meters and related technologies and services used by municipal water utilities as the basis for generating water and wastewater revenues. The key market for the Company’s municipal water meter products is North America, primarily the United States, because most of the Company's meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The majority of water meters sold by the Company continue to be mechanical in nature. In recent years, the Company has made inroads in selling ultrasonic water meters. The development of smaller diameter ultrasonic water meters combined with advanced radio technology now provides the Company with the opportunity to sell into other geographical markets, for example Europe, the Middle East and South America. In the municipal water category, sales of water meters and related technologies and services are also commonly referred to as residential or commercial water meter sales, the latter referring to larger sizes of water meters.

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

	Balance at beginning of year	Provision and reserve adjustments	Write-offs less recoveries	Balance at end of year
	(In thousands)
2016	$477	$2	$(54)	$425
2015	$811	$(152)	$(182)	$477
2014	$531	$305	$(25)	$811

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2016, 2015 and 2014

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company estimates and records provisions for obsolete inventories. Changes to the Company's obsolete inventories reserve are as follows:

	Balance at beginning of year	Net additions charged to earnings	Disposals	Balance at end of year
	(In thousands)
2016	$3,836	$1,017	$(1,214)	$3,639
2015	$3,314	$2,530	$(2,008)	$3,836
2014	$4,236	$974	$(1,896)	$3,314

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets by the straight-line method. The estimated useful lives of assets are: for land improvements, 15 years; for buildings and improvements, 10 to 39 years; and for machinery and equipment, 3 to 20 years.

Capitalized Software and Hardware

Capitalized internal use software and hardware included in prepaid expenses and other current assets in the Consolidated Balance Sheets were $2.3 million and $2.0 million at December 31, 2016 and 2015, respectively. In addition, there was $3.3 million and $5.0 million at December 31, 2016 and 2015, respectively, included in other assets in the Consolidated Balance Sheets. These amounts are amortized on a straight-line basis over the estimated useful lives of the software and/or hardware, ranging from 1 to 5 years. Amortization expense recognized for the years ending December 31, 2016, 2015 and 2014 was $3.1 million, $2.4 million and $1.4 million, respectively.

Long-Lived Assets

Property, plant and equipment and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. No adjustments were recorded as a result of these reviews during 2016, 2015 and 2014.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2016, 2015 and 2014

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 20 years. The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense recognized for 2016 and 2015 was $6.1 million and $5.5 million in 2014. Amortization expense expected to be recognized is $6.1 million in 2017, $5.9 million in each year of 2018 through 2020, $5.8 million in 2021, and $22.2 million thereafter. The carrying value and accumulated amortization by major class of intangible assets are as follows:

	December 31, 2016		December 31, 2015
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(In thousands)
Technologies	$47,657	$18,970	$47,157	$16,104
Non-compete agreements	2,112	1,670	2,062	1,455
Licenses	650	458	650	441
Customer lists	4,923	1,698	4,923	1,327
Customer relationships	20,790	7,416	20,690	5,494
Trade names	9,475	3,523	9,475	2,788
Total intangibles	$85,607	$33,735	$84,957	$27,609

Goodwill

Goodwill is tested for impairment annually during the fourth fiscal quarter or more frequently if an event indicates that the goodwill might be impaired. Potential impairment is identified by comparing the fair value of a reporting unit with its carrying value. No adjustments were recorded to goodwill as a result of these reviews during 2016, 2015 and 2014.

Goodwill was $49.3 million, $48.0 million and $47.7 million at December 31, 2016, 2015 and 2014, respectively. The increases resulted from the asset purchase of Nice Instrumentation of Manalapan Township, New Jersey in 2016 and the asset purchase of United Utilities Inc. of Smyrna, Tennessee in 2015. These acquisitions are further described in Note 3 “Acquisitions.”

Revenue Recognition

Revenues are generally recognized upon shipment of product, which corresponds with the transfer of title. The costs of shipping are generally billed to the customer upon shipment and are included in cost of sales. A small portion of the Company's sales includes shipments of products combined with services, such as meters sold with installation. The product and installation components of these multiple deliverable arrangements are considered separate units of accounting. The value of these separate units of accounting is determined based on their relative fair values determined on a stand-alone basis. Revenue is generally recognized when the last element of the multiple deliverable is delivered, which corresponds with installation and acceptance by the customer. The Company also sells a small number of extended support service agreements on certain products for the period subsequent to the normal support service provided with the original product sale. Revenue is recognized over the service agreement period, which is generally one year. In 2014, the company began offering software as a service with its BEACON AMA product and revenue for this service is recognized on a monthly basis as the service is performed.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2016, 2015 and 2014

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

	Balance at beginning of year	Net additions charged to earnings	Adjustments to pre-existing warranties	Costs incurred	Balance at end of year
	(In thousands)
2016	$3,133	$3,559	$(554)	$(3,359)	$2,779
2015	$1,739	$1,559	$1,278	$(1,443)	$3,133
2014	$882	$2,255	$257	$(1,655)	$1,739

Research and Development

Research and development costs are charged to expense as incurred and amounted to $10.6 million in both 2016 and 2015 and $9.5 million in 2014.

 Stock-Based Compensation Plans

As of December 31, 2016, the Company has an Omnibus Incentive Plan under which 1,400,000 shares are reserved for restricted stock and stock option grants for employees as well as stock grants for directors as described in Note 5 “Stock Compensation.” The plan was originally approved in 2011 and replaced all prior stock-based plans except for shares and options previously issued under those plans.

The Company recognizes the cost of stock-based awards in net earnings for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. The Company estimates the fair value of its option awards using the Black-Scholes option-pricing formula, and records compensation expense for stock options ratably over the stock option grant's vesting period. The Company values restricted stock and stock grants for directors on the closing price of the Company's stock on the day the grant was awarded. Total stock compensation expense recognized by the Company was $1.6 million for 2016, $1.5 million for 2015 and $1.4 million for 2014.

Healthcare

The Company estimates and records provisions for healthcare claims incurred but not reported, based on medical cost trend analysis, reviews of subsequent payments made and estimates of unbilled amounts.

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss at December 31, 2016 are as follows:

	Pension and postretirement benefits	Foreign currency	Total
		(In thousands)
Balance at beginning of period	$(11,968)	$(812)	$(12,780)
Other comprehensive income before reclassifications	—	(328)	(328)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(1.0) million	1,473	—	1,473
Net current period other comprehensive loss (income), net	1,473	(328)	1,145
Accumulated other comprehensive loss	$(10,495)	$(1,140)	$(11,635)

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2016, 2015 and 2014

Details of reclassifications out of accumulated other comprehensive loss during 2016 are as follows:

Amount reclassified from accumulated other comprehensive loss
(In thousands)
Amortization of employee benefit plan items:
Prior service cost (1)	$(25)
Settlement expense (1)	1,510
Actuarial loss (1)	1,007
Total before tax	2,492
Income tax benefit	(1,019)
Amount reclassified out of accumulated other comprehensive loss	$1,473

(1)	These accumulated other comprehensive loss components are included in the computation of benefit plan costs in Note 7 “Employee Benefit Plans.”

Components of accumulated other comprehensive loss at December 31, 2015 are as follows:

	Pension and postretirement benefits	Foreign currency	Total
	(In thousands)
Balance at beginning of period	$(11,891)	$35	$(11,856)
Other comprehensive income before reclassifications	(1,317)	(847)	(2,164)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.7) million	1,240	—	1,240
Net current period other comprehensive income, net	(77)	(847)	(924)
Accumulated other comprehensive loss	$(11,968)	$(812)	$(12,780)

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
December 31, 2016, 2015 and 2014

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

New Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 "Leases (Topic 842)," which requires lessees to record most leases on their balance sheets. Lessees initially recognize a lease liability (measured at the present value of the lease payments over the lease term) and a right-of-use ("ROU") asset (measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee's initial direct costs). Lessees can make an accounting policy election not to recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities. The ASU is effective for the Company beginning on January 1, 2019 and the standard requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is continuing to evaluate the impact that the adoption of this guidance will have on its financial condition, results of operations and the presentation of its financial statements.

In July 2015, the FASB issued ASU 2015-11 "Simplifying the Measurement of Inventory (Topic 330)," which requires entities to measure inventories at the lower of cost or net realizable value ("NRV"). This simplifies the evaluation from the current method of lower of cost or market, where market is based on one of three measures (i.e. replacement cost, net realizable value, or net realizable value less a normal profit margin). The ASU does not apply to inventories measured under the last-in, first-out method or the retail inventory method, and defines NRV as the "estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." The ASU is effective on a prospective basis for the Company beginning on January 1, 2017, with early adoption permitted. The adoption of ASU 2015-11 will not have a material impact on the Company's financial condition or results of operations.

In May 2014, the FASB issued accounting standards update number 2014-09 “Revenue from Contracts with Customers.” ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, to identify the performance obligations in the contract, to determine the transaction price, to allocate the transaction price to the performance obligations in the contract and to recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. In

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2016, 2015 and 2014

addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. During 2016, the FASB issued additional ASU’s which enhanced the originally issued guidance. These ASU’s encompassed narrow scope improvements and practical expedients along with providing further clarification on the accounting for intellectual property licenses, principal versus agent considerations and identifying performance obligations.

The Company has substantially completed the assessment phase for ASU 2014-09 and is currently documenting formal policies in anticipation of adopting the standard on January 1, 2018. The Company has identified a subset of contracts with customers where services are provided that are both uniquely beneficial and separately identifiable from product sales and thus are considered separate performance obligations under the new guidance. Each of these individual service activities is being documented in scenario development and processes are being established to recognize revenue for each unique performance obligation in accordance with the guidance, when effective. The Company continues to proactively address all potential areas of impact related to ASU 2014-09. To date, the Company has not identified any specific aspect of the new standard that it believes would significantly change the Company’s financial statements.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company currently anticipates adopting the standard using the modified retrospective method.

Note 2    Common Stock

Common Stock and Rights Agreement

The Company has Common Stock and also Common Share Purchase Rights that trade with the Common Stock. The Common Share Purchase Rights were issued pursuant to the shareholder rights plan discussed below.

On February 15, 2008, the Board of Directors of the Company adopted a shareholder rights plan and declared a dividend of one Common Share Purchase Right for each outstanding share of Common Stock of the Company payable to the shareholders of record on May 26, 2008. The plan was effective as of May 27, 2008. Each right entitles the registered holder to purchase from the Company one share of Common Stock at a price of $100.00 per share, subject to adjustment. Subject to certain conditions, the rights are redeemable by the Company and are exchangeable for shares of Common Stock at a favorable price. The rights have no voting power and unless the rights are redeemed, exchanged or terminated earlier, they will expire on May 26, 2018. The rights are an embedded feature of the Company’s Common Stock and not a free-standing instrument, and therefore, do not require separate accounting treatment.

On August 12, 2016, the Company announced a 2-for-1 stock split in the form of a 100% stock dividend payable on September 15, 2016 to shareholders of record at the close of business on August 31, 2016. In this report, all per share amounts and number of shares have been restated to reflect the stock split for all periods presented except for the total authorized shares which was 40 million both before and after the stock split.

Stock Options

Stock options to purchase 91,330 shares of the Company's Stock in 2016, 95,144 shares in 2015 and 94,134 shares in 2014 were not included in the computation of dilutive securities because their inclusion would have been anti-dilutive.

Note 3    Acquisitions

On October 20, 2016, the Company acquired certain assets of Precision Flow Measurement, Inc., doing business as Nice Instruments, of Manalapan Township, New Jersey. The acquisition adds a new technology for the measurement of steam to the Company's HVAC line of products.

The total purchase consideration for the Nice Instruments assets was $2.0 million, which included a $0.2 million payment after the first production run that occurred in January 2017. The Company's preliminary allocation of the purchase price at December 31, 2016 included approximately $15,000 of inventory and equipment, $0.7 million of intangibles and $1.3 million of goodwill. The intangible assets acquired are primarily customer technology with an estimated average useful life of 15 years. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2016, 2015 and 2014

date of acquisition. As of December 31, 2016, the Company had not completed its analysis for estimating the fair value of the assets acquired.

The Nice Instrumentation acquisition was accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition. The acquisition did not have a material impact on the Company's consolidated financial statements or the notes thereto.

On August 17, 2015, the Company's wholly-owned subsidiary, National Meter and Automation, Inc. (“National Meter”), acquired certain assets of United Utilities, Inc. of Smyrna, Tennessee, which was one of the Company's distributors serving Tennessee and Georgia.

The total purchase consideration for the United Utilities assets was $3.3 million, which included $0.4 million in cash and settlement of $2.9 million of pre-existing Company receivables. The Company's preliminary allocation of the purchase price at December 31, 2015 included $0.8 million of receivables, $0.4 million of inventory, $0.1 million of property, plant and equipment, $1.7 million of intangibles and $0.3 million of goodwill. The intangible assets acquired are primarily customer relationships with an estimated average useful life of 12 years. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. In 2016, the Company completed its analysis for estimating the fair value of the assets acquired with no additional adjustments.

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

The total purchase consideration for National Meter was $22.9 million, which included $20.3 million in cash, a small working capital adjustment and settlement of pre-existing Company receivables. The Consolidated Balance Sheets at December 31, 2014 included $2.5 million of deferred payments, of which $2.0 million was paid in late 2015 and early 2016 and $0.5 million is payable in early 2017 and is recorded in payables at December 31, 2016. The Company’s allocation of the purchase price as of December 31, 2014 included $3.9 million of receivables, $4.5 million of inventory, $2.8 million of property, plant and equipment, $9.8 million of intangibles, $3.0 million of goodwill, and $0.1 million of current liabilities. The intangible assets acquired are primarily customer relationships with an estimated average useful life of 12 years. The Company finalized the valuation for estimating the fair value of the assets acquired and liabilities assumed at September 30, 2015 with a small change from the preliminary December 31, 2014 estimate. There were approximately $0.4 million of transaction costs related to the acquisition that were included in selling, engineering and administration for 2014 in the Company’s Consolidated Statements of Operations.

The National Meter acquisition was accounted for under the purchase method, and accordingly, the results of operations were included in the Company’s financial statements from the date of acquisition. The acquisition did not have a material impact on the Company’s consolidated financial statements or the notes thereto.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2016, 2015 and 2014

Note 4    Short-term Debt and Credit Lines

Short-term debt at December 31, 2016 and 2015 consisted of:

	2016	2015
	(In thousands)
Notes payable to banks	$8,200	$5,860
Commercial paper	29,750	65,500
Total short-term debt	$37,950	$71,360

Included in notes payable to banks at December 31, 2016 was $4.2 million outstanding under a 4.0 million Euro-based revolving loan facility that does not expire, and which bore interest at 1.13%. Included in notes payable to banks at December 31, 2015 was $4.4 million outstanding under a 4.0 million Euro-based revolving loan facility that does not expire, and which bore interest at 1.30%.

In September 2016, the Company amended its May 2012 credit agreement with its primary lender to a three-year $120.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit. Borrowings of commercial paper bore interest at 1.49% in 2016 and 1.25% in 2015. Under the principal line of credit, the Company had $91.3 million of unused credit lines available out of the total of $94.3 million available short-term credit lines at December 31, 2016. While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of December 31, 2016.

Note 5    Stock Compensation

As of December 31, 2016, the Company has an Omnibus Incentive Plan under which 1,400,000 shares are reserved for restricted stock and stock options grants for employees, as well as stock grants for directors. The plan was originally approved in 2011 and replaced all prior stock-based plans except for shares and options previously issued under those plans. As of December 31, 2016 and 2015, there were 741,396 shares and 818,000 shares of the Company’s Common Stock available for grant under the 2011 Omnibus Incentive Plan. The Company recognizes the cost of stock-based awards in net earnings for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. The following sections describe the three types of grants in more detail.

Stock Options

The Company estimates the fair value of its option awards using the Black-Scholes option-pricing formula, and records compensation expense for stock options ratably over the stock option grant’s vesting period. Stock option compensation expense recognized by the Company for the year ended December 31, 2016 related to stock options was $0.5 million in both 2016 and 2015 compared to $0.4 million in 2014.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2016, 2015 and 2014

The following table summarizes the transactions of the Company’s stock option plans for the three-year period ended December 31, 2016:

	Number of shares	Weighted-average exercise price
Options outstanding - December 31, 2013	404,756	$19.64
Options granted	47,916	$27.18
Options exercised	(46,032)	$16.29
Options forfeited	—	n/a
Options outstanding - December 31, 2014	406,640	$20.90
Options granted	49,510	$28.33
Options exercised	(86,538)	$18.98
Options forfeited	—	n/a
Options outstanding - December 31, 2015	369,612	$22.35
Options granted	42,302	$33.98
Options exercised	(27,656)	$20.59
Options forfeited	—	n/a
Options outstanding - December 31, 2016	384,258	$23.75
Price range $18.08 — $18.30
(weighted-average contractual life of 5.0 years)	106,660	$18.15
Price range $18.30 — $19.35
(weighted-average contractual life of 4.1 years)	119,516	$21.48
Price range $19.35 — $33.75
(weighted-average contractual life of 7.2 years)	158,082	$29.25
Options outstanding - December 31, 2016	384,258
Exercisable options —
December 31, 2014	222,032	$19.84
December 31, 2015	210,940	$20.48
December 31, 2016	242,522	$21.01

The following assumptions were used for valuing options granted in the years ended December 31:

	2016	2015
Per share fair value of options granted during the period	$13.58	$11.54
Risk-free interest rate	1.42%	1.74%
Dividend yield	1.16%	1.32%
Volatility factor	48.3%	49.5%
Weighted-average expected life in years	5.3	5.3

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
December 31, 2016, 2015 and 2014

The following table summarizes the aggregate intrinsic value related to options exercised, outstanding and exercisable as of and for the years ended December 31:

	2016	2015
	(In thousands)
Exercised	$379	$1,058
Outstanding	$4,288	$2,569
Exercisable	$3,370	$1,859

As of December 31, 2016, the unrecognized compensation cost related to stock options was approximately $1.2 million, which will be recognized over a weighted average period of 2.3 years.

Director Stock Grant

 Non-employee directors receive an annual award of $54,000 worth of shares of the Company’s Common Stock under the shareholder-approved 2011 Omnibus Incentive Plan. The Company values stock grants for directors on the closing price of the Company’s stock on the day the grant was awarded. The Company records compensation expense for this plan ratably over the annual service period beginning May 1. Director stock compensation expense recognized by the Company for the year ended December 31, 2016, 2015 and 2014 was $0.4 million in each year. As of December 31, 2016, the unrecognized compensation cost related to the director stock award that is expected to be recognized over the remaining four months is estimated to be approximately $0.1 million.

Restricted Stock

The Company periodically issues nonvested shares of the Company's Common Stock to certain eligible employees, generally with a three-year cliff vesting period contingent on employment. The Company values restricted stock on the closing price of the Company's stock on the day the grant was awarded. The Company records compensation expense for these plans ratably over the vesting periods. Nonvested stock compensation expense recognized by the Company for the year ended December 31, 2016 was $1.0 million compared to $1.1 million in 2015 and $1.0 million in 2014.

The fair value of nonvested shares is determined based on the market price of the shares on the grant date.

	Shares	Fair value per share
Nonvested at December 31, 2013	148,950	$20.27
Granted	43,912	$27.18
Vested	(48,700)	$18.30
Forfeited	(7,250)	$20.81
Nonvested at December 31, 2014	136,912	$23.16
Granted	38,386	$28.33
Vested	(52,150)	$18.08
Forfeited	(2,900)	$24.44
Nonvested at December 31, 2015	120,248	$26.99
Granted	29,268	$33.98
Vested	(40,700)	$25.56
Forfeited	(3,500)	$29.18
Nonvested at December 31, 2016	105,316	$29.41

As of December 31, 2016, there was $1.1 million of unrecognized compensation cost related to nonvested restricted stock that is expected to be recognized over a weighted average period of 1.1 years.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2016, 2015 and 2014

Note 6    Commitments and Contingencies

Commitments

The Company makes commitments in the normal course of business. The Company leases equipment and facilities under non-cancelable operating leases, some of which contain renewal options. Total future minimum lease payments consisted of the following at December 31, 2016:

Total leases
(In thousands)
2017	$2,437
2018	2,245
2019	1,708
2020	1,434
2021	1,359
Thereafter	3,866
Total lease obligations	$13,049

Total rental expense charged to operations under all operating leases was $3.3 million, $3.2 million and $3.1 million in 2016, 2015 and 2014, respectively.

Contingencies

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2016, 2015 and 2014 were not material.

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

The Company relies on single suppliers for most brass castings and certain resin and electronic subassemblies in several of its product lines. The Company believes these items would be available from other sources, but that the loss of certain suppliers would result in a higher cost of materials, delivery delays, short-term increases in inventory and higher quality control costs in the short term. The Company attempts to mitigate these risks by working closely with key suppliers, purchasing minimal amounts from alternative suppliers and by purchasing business interruption insurance where appropriate.

The Company reevaluates its exposures on a periodic basis and makes adjustments to reserves as appropriate.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2016, 2015 and 2014

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

Amounts included in accumulated other comprehensive loss, net of tax, at December 31, 2016 that have not yet been recognized in net periodic benefit cost are as follows:

	Pension plans	Other postretirement benefits
	(In thousands)
Prior service cost	$—	$(23)
Net actuarial loss	$10,398	$(339)

Amounts included in accumulated other comprehensive loss, net of tax, at December 31, 2016 expected to be recognized in net periodic benefit cost during the fiscal year ending December 31, 2017 are as follows:

	Pension plans	Other postretirement benefits
	(In thousands)
Prior service credit	$—	$(16)
Net actuarial loss	$350	$—

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

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2016, 2015 and 2014

The following table sets forth the components of net periodic pension cost for the years ended December 31, 2016, 2015 and 2014 based on a December 31 measurement date:

	2016	2015	2014
	(In thousands)
Service cost — benefits earned during the year	$3	$4	$4
Interest cost on projected benefit obligations	1,711	1,769	1,888
Expected return on plan assets	(2,199)	(2,151)	(2,806)
Amortization of net loss	575	656	606
Settlement expense	1,510	762	858
Net periodic pension cost	$1,600	$1,040	$550
Actuarial assumptions used in the determination of the net periodic pension cost are:

	2016	2015	2014
Discount rate	4.14%	3.81%	4.47%
Expected long-term return on plan assets	5.25%	5.00%	6.50%
Rate of compensation increase	n/a	n/a	n/a

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

The following table provides a reconciliation of benefit obligations, plan assets and funded status based on a December 31 measurement date:

	2016	2015
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of plan year	$45,471	$48,200
Service cost	3	4
Interest cost	1,711	1,769
Actuarial loss/(gain)	537	(906)
Benefits paid	(5,692)	(3,596)
Projected benefit obligation at measurement date	$42,030	$45,471

Change in plan assets:
Fair value of plan assets at beginning of plan year	$43,603	$48,656
Actual return on plan assets	3,150	(1,457)
Company contribution	1,000	—
Benefits paid	(5,692)	(3,596)
Fair value of plan assets at measurement date	$42,061	$43,603

Funded status of the plan:
Benefit plan assets in excess of benefit obligation	31	—
Benefit obligation in excess of plan assets	—	(1,868)
Prepaid pension asset (accrued pension liability)	$31	$(1,868)

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2016, 2015 and 2014

The actuarial assumption used in the determination of the benefit obligation of the above data is:

	2016	2015
Discount rate	3.94%	4.14%

The fair value of the qualified pension plan assets was $42.1 million at December 31, 2016 and $43.6 million at December 31, 2015. The variation in the fair value of the assets between years was due to the change in the market value of the underlying investments and benefits paid. Estimated future benefit payments expected to be paid in each of the next five years beginning with 2017 are $4.7 million, $4.2 million, $3.7 million, $4.0 million and $3.1 million, with an aggregate of $13.7 million for the five years thereafter. A voluntary contribution of $1.0 million was made in September 2016 related to the 2015 plan year. As of the most recent actuarial measurement date, the Company is not required to make a minimum contribution for the 2017 calendar year.

Historically, the Company employed a total return on investment approach whereby a mix of equities and fixed income investments were used to maximize the long-term return of plan assets for a prudent level of risk. Because of volatility in market returns and the plan’s current funding status, the decision was made in 2014 to move towards a liability driven investing strategy whereby the assets are primarily fixed income investments. The fixed income investments that were chosen under this strategy, while not precisely the same, are meant to parallel the investments selected in determining the discount rate used to calculate the Company’s pension liability. In November 2016, the Company further modified the investment policy to attain a portfolio that consists of intermediate and short-duration investment grade bonds along with a mid-duration long credit fund. At year end, the Company was in the process of implementing this investment policy to meet its target portfolio. The objective of this strategy is to maintain the funding status of the plan by eliminating equity exposure and minimizing interest rate risk. The remaining equity securities at year-end were diversified across various investment categories. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

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

The fair value of the Company's qualified pension plan assets by category as of and for the years ended December 31:

	2016
	Market value	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Equity securities (a)	$4,045	$—	$4,045	$—
Fixed income funds (b)	37,527	—	37,527	—
Cash/cash equivalents (c)	489	489	—	—
Total	$42,061	$489	$41,572	$—

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2016, 2015 and 2014

	2015
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

(b)
The Fixed Income funds consist of bonds.  In aggregate, the funds seek to provide investment results approximating the return of the Plan’s obligations.  The funds consist of long credit bonds, intermediate credit bonds, short duration government credit bonds and bank loans.

(c)	This category comprises the cash held to pay beneficiaries. The fair value of cash equals its book value.

The pension plan has a separately determined accumulated benefit obligation that is the actuarial present value of benefits based upon service rendered and current and past compensation levels. Prior to December 31, 2012, this differed from the projected benefit obligation in that it included no assumption about future compensation levels. The accumulated benefit obligation was $42.0 million at December 31, 2016 and $45.5 million at December 31, 2015.

Supplemental Non-qualified Unfunded Plans

The Company also maintains supplemental non-qualified unfunded plans for certain officers and other key employees. Expense for these plans was $0.3 million for the year ended 2016, $0.2 million for the year ended 2015, and $0.3 million for the year ended 2014. The amount accrued was $1.9 million and $1.6 million as of December 31, 2016 and 2015, respectively. Amounts were determined based on similar assumptions as the qualified pension plan as of the December 31 measurement date for 2016 and 2015.

Other Postretirement Benefits

The Company has a postretirement plan that provides medical benefits for certain U.S. retirees and eligible dependents hired prior to November 1, 2004. The following table sets forth the components of net periodic postretirement benefit cost for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(In thousands)
Service cost, benefits attributed for service of active employees for the period	$137	$147	$130
Interest cost on the accumulated postretirement benefit obligation	257	251	269
Amortization of prior service (credit) cost	(25)	53	161
Net periodic postretirement benefit cost	$369	$451	$560

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2016, 2015 and 2014

The discount rate used to measure the net periodic postretirement benefit cost was 4.39% for 2016, 4.01% for 2015 and 4.73% for 2014. It is the Company's policy to fund healthcare benefits on a cash basis. Because the plan is unfunded, there are no plan assets. The following table provides a reconciliation of the projected benefit obligation at the Company's December 31 measurement date:

	2016	2015
	(In thousands)
Benefit obligation at beginning of year	$6,100	$6,767
Service cost	137	147
Interest cost	257	251
Actuarial gain	(249)	(812)
Plan participants' contributions	604	628
Benefits paid	(718)	(881)
Benefit obligation and funded status at end of year	$6,131	$6,100

The amounts recognized in the Consolidated Balance Sheets at December 31 are:

	2016	2015
	(In thousands)
Accrued compensation and employee benefits	$378	$391
Accrued non-pension postretirement benefits	5,753	5,709
Amounts recognized at December 31	$6,131	$6,100

The discount rate used to measure the accumulated postretirement benefit obligation was 4.15% for 2016 and 4.39% for 2015. The Company's discount rate assumptions for its postretirement benefit plan are based on the average yield of a hypothetical high quality bond portfolio with maturities that approximately match the estimated cash flow needs of the plan. Because the plan requires the Company to establish fixed Company contribution amounts for retiree healthcare benefits, future healthcare cost trends do not generally impact the Company's accruals or provisions.

Estimated future benefit payments of postretirement benefits, assuming increased cost sharing, expected to be paid in each of the next five years beginning with 2017 are $0.4 million through 2021, with an aggregate of $2.2 million for the five years thereafter. These amounts can vary significantly from year to year because the cost sharing estimates can vary from actual expenses as the Company is self-insured.

Badger Meter Employee Savings and Stock Ownership Plan

In 2010, the Company restructured the outstanding debt of its ESSOP by loaning the ESSOP $0.5 million to repay a loan to a third party and loaning the ESSOP an additional $1.0 million to purchase additional shares of the Company’s Common Stock for future 401(k) savings plan matches under a program that will expire on December 31, 2020. Under this program, the Company agreed to pay the principal and interest on the new loan amount of $1.5 million. The receivable from the ESSOP and the related obligation were therefore netted to zero on the Company’s Consolidated Balance Sheets at December 31, 2016 and 2015. The terms of the loan call for equal payments of principal with the final payment due on December 31, 2020, and prepayments are allowed under the plan terms. At December 31, 2016, $0.6 million of the loan balance remained.

The Company made principal payments of $154,000 in each of 2016, 2015 and 2014. The associated commitments released shares of Common Stock (11,583 shares in 2016 for the 2015 obligation, 10,157 shares in 2015 for the 2014 obligation, and 11,077 shares in 2014 for the 2013 obligation) for allocation to participants in the ESSOP. The ESSOP held unreleased shares of 101,244, 124,410 and 144,724 as of December 31, 2016, 2015 and 2014, respectively, with a fair value of $3.7 million, $3.6 million and $4.3 million as of December 31, 2016, 2015 and 2014, respectively. Unreleased shares are not considered outstanding for purposes of computing earnings per share.

The ESSOP includes a voluntary 401(k) savings plan that allows certain employees to defer up to 20% of their income on a pretax basis subject to limits on maximum amounts. The Company matches 25% of each employee’s contribution, with the match percentage applying to a maximum of 7% of each employee's salary. The match is paid using the Company's

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2016, 2015 and 2014

Common Stock released through the ESSOP loan payments. For ESSOP shares purchased prior to 1993, compensation expense is recognized based on the original purchase price of the shares released and dividends on unreleased shares are charged to compensation expense. For shares purchased in or after 1993, expense is based on the market value of the shares on the date released and dividends on unreleased shares are charged to compensation expense. Compensation expense of $0.4 million was recognized for the match for 2016 and 2015 compared to $0.3 million in 2014.

On December 31, 2010, the Company froze the qualified pension plan for its non-union participants and formed a new defined contribution feature within the ESSOP plan in which each employee received a similar benefit. On December 31, 2011, the Company froze the qualified pension plan for its union participants and included them in the same defined contribution feature within the ESSOP. For 2016, compensation expense under the defined contribution feature totaled $2.8 million compared to $2.3 million in 2015.

Note 8    Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

Details of earnings before income taxes are as follows:

	2016	2015	2014
	(In thousands)
Domestic	$47,407	$39,447	$41,022
Foreign	2,437	1,705	3,890
Total	$49,844	$41,152	$44,912

The provision (benefit) for income taxes is as follows:

	2016	2015	2014
	(In thousands)
Current:
Federal	$14,435	$15,324	$14,362
State	1,275	2,227	1,086
Foreign	1,129	686	1,120
Deferred:
Federal	922	(2,568)	(1,323)
State	151	(353)	208
Foreign	(363)	(102)	(219)
Total	$17,549	$15,214	$15,234

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2016, 2015 and 2014

The provision for income tax from operations differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate in each year due to the following items:

	2016	2015	2014
	(In thousands)
Provision at statutory rate	$17,445	$14,403	$15,720
State income taxes, net of federal tax benefit	923	1,242	841
Foreign - tax rate differential and other	(87)	(13)	(454)
Domestic production activities deduction	(560)	(521)	(675)
Other	(172)	103	(198)
Actual provision	$17,549	$15,214	$15,234

The components of deferred income taxes as of December 31 are as follows:

	2016	2015
	(In thousands)
Deferred tax assets:
Reserve for receivables and inventories	$2,931	$2,979
Accrued compensation	1,131	1,180
Payables	1,107	1,237
Non-pension postretirement benefits	2,344	2,337
Net operating loss and credit carryforwards	968	1,193
Accrued pension benefits	413	1,398
Accrued employee benefits	4,103	3,969
Other	487	856
Total deferred tax assets	13,484	15,149

Deferred tax liabilities:
Depreciation	5,126	4,652
Amortization	8,992	9,850
Prepaids	567	—
Total deferred tax liabilities	14,685	14,502
Net deferred tax (liabilities) assets	$(1,201)	$647

Under Accounting Standards Update ("ASU") 2015-17, all deferred tax assets and liabilities are to be classified in the balance sheet as noncurrent. ASU 2015-07 is generally effective for public entities for annual periods beginning after December 15, 2016. The Company, however, elected early adoption of the principles of ASU 2015-17 with its 2015 financial statements, and in accordance with the transition rules, the Company elected to apply ASU 2015-17 prospectively.

At December 31, 2016 and 2015, the Company had federal and state net operating loss carryforwards of $1.6 million and $2.8 million, respectively. The Company's U.S. federal and state net operating loss carryforwards expire between 2029 and 2033. The Company also has an immaterial amount of net operating losses in certain jurisdictions at December 31, 2016.

At December 31, 2016 and 2015, the Company had federal general business credit carryforwards of $0.2 million. The Company’s U.S. federal tax credit carryforwards expire in 2033.

The Company’s federal and state net operating loss and federal and state credit carryforwards are limited on an annual basis to $1.2 million under Internal Revenue Code Section 382 and Section 383. The federal net operating loss carryforwards must be fully utilized prior to the utilization of the federal credit carryforwards.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2016, 2015 and 2014

No provision for federal income taxes was made on the earnings of foreign subsidiaries that are considered indefinitely invested or that would be offset by foreign tax credits upon distribution. Such undistributed earnings at December 31, 2016 were $21.9 million.

Changes in the Company's gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	2016	2015
	(In thousands)
Balance at beginning of year	$533	$846
Increases in unrecognized tax benefits as a result of positions taken during the prior period	88	22
Increases in unrecognized tax benefits as a result of positions taken during the current period	247	166
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	—	(347)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(54)	(154)
Balance at end of year	$814	$533

The Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits during the fiscal year ending December 31, 2017. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2013, and, with few exceptions, state and local income tax examinations by tax authorities for years prior to 2012. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest was less than $0.1 million and $0.1 million at December 31, 2016 and 2015, respectively, and there were no penalties accrued in either year.

The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Note 9    Long-Term Debt

In 2010, the Company restructured the outstanding debt of its ESSOP by loaning the ESSOP $0.5 million to repay a loan to a third party and loaning the ESSOP an additional $1.0 million to purchase additional shares of the Company’s Common Stock for future 401(k) savings plan matches under a program that will expire on December 31, 2020. Under this program, the Company agreed to pay the principal and interest on the new loan amount of $1.5 million. The receivable from the ESSOP and the related obligation were therefore netted to zero on the Company’s Consolidated Balance Sheets at December 31, 2016 and 2015. The terms of the loan call for equal payments of principal with the final payment due on December 31, 2020, and prepayments are allowed under the plan terms. At December 31, 2016, $0.6 million of the loan balance remained.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2016, 2015 and 2014

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

Information regarding revenues by geographic area is as follows:

	2016	2015	2014
	(In thousands)
Revenues:
United States	$347,853	$322,535	$309,651
Foreign:
Asia	6,539	8,299	10,647
Canada	12,587	9,095	12,092
Europe	15,299	17,036	19,448
Mexico	3,460	8,889	3,941
Middle East	5,520	9,672	6,221
Other	2,503	2,172	2,768
Total	$393,761	$377,698	$364,768

Information regarding assets by geographic area is as follows:

	2016	2015
	(In thousands)
Long-lived assets:
United States	$53,454	$53,615
Foreign:
Europe	15,694	15,676
Mexico	21,046	21,629
Total	$90,194	$90,920

	2016	2015
	(In thousands)
Total assets:
United States	$287,081	$289,447
Foreign:
Europe	38,579	40,813
Mexico	24,039	25,220
Total	$349,699	$355,480

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2016, 2015 and 2014

Note 11    Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2016
Net sales	$100,570	$103,820	$96,273	$93,098
Gross margin	$39,011	$39,396	$38,647	$33,522
Net earnings	$7,990	$9,400	$8,792	$6,113
Earnings per share:
Basic	$0.28	$0.33	$0.30	$0.21
Diluted	$0.28	$0.32	$0.30	$0.21
Dividends declared	$0.10	$0.10	$0.115	$0.115
Stock price:
High	$34.74	$39.36	$37.80	$39.15
Low	$26.40	$31.72	$31.90	$29.30
Quarter-end close	$33.26	$36.52	$33.51	$36.95

2015
Net sales	$83,644	$98,896	$99,388	$95,770
Gross margin	$30,075	$35,143	$36,101	$34,457
Net earnings	$4,227	$7,901	$8,327	$5,483
Earnings per share:
Basic	$0.15	$0.27	$0.29	$0.19
Diluted	$0.15	$0.27	$0.29	$0.19
Dividends declared	$0.095	$0.095	$0.10	$0.10
Stock price:
High	$30.68	$32.94	$32.21	$31.00
Low	$27.36	$29.33	$25.82	$27.64
Quarter-end close	$29.97	$31.75	$29.03	$29.30

The Company's Common Stock is listed on the New York Stock Exchange under the symbol BMI. Earnings per share are computed independently for each quarter. As such, the annual per share amount may not equal the sum of the quarterly amounts due to rounding. The Company currently anticipates continuing to pay cash dividends. Shareholders of record as of December 31, 2016 and 2015 totaled 922 and 948, respectively. Voting trusts and street name shareholders are counted as single shareholders for this purpose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2016. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this 2016 Annual Report on Form 10-K under the heading “Management's Annual Report on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The attestation report required under this Item 9A is contained in Item 8 of this 2016 Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to directors is included under the headings “Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2017 and is incorporated herein by reference.

Information concerning the executive officers of the Company is included in Part I, Item 1 of this 2016 Annual Report on Form 10-K under the heading “Business - Employees.”

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

The Company is not including the information contained on its website as part of, or incorporating it by reference into, this 2016 Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2017, and is incorporated herein by reference; provided, however, that the information under the subsection “Executive Compensation - Compensation Committee Report” is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Exchange Act or to be the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent it is specifically incorporated by reference into such a filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is included under the headings “Stock Ownership of Beneficial Owners Holding More than Five Percent,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2017 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is included under the headings “Related Person Transactions” and “Nomination and Election of Directors - Independence, Committees, Meetings and Attendance” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2017, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included under the heading “Principal Accounting Firm Fees” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2017, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.
Financial Statements. See the financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2016 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Shareholders' Equity.”

2.	Financial Statement Schedules. Financial statement schedules are omitted because the information required in these schedules is included in the Notes to Consolidated Financial Statements.

3.	Exhibits. See the Exhibit Index included in this 2016 Annual Report on Form 10-K that is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2017.

BADGER METER, INC.

By:	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2017.

Name	Title

/s/ Richard A. Meeusen	Chairman, President and Chief Executive Officer and Director (Principal executive officer)
Richard A. Meeusen

/s/ Richard E. Johnson	Senior Vice President — Finance, Chief Financial Officer and Treasurer (Principal financial officer)
Richard E. Johnson

/s/ Beverly L. P. Smiley	Vice President — Controller (Principal accounting officer)
Beverly L. P. Smiley

/s/ Todd A. Adams	Director
Todd A. Adams

/s/ Ronald H. Dix	Director
Ronald H. Dix

/s/ Thomas J. Fischer	Director
Thomas J. Fischer

/s/ Gale E. Klappa	Director
Gale E. Klappa

/s/ Gail A. Lione	Director
Gail A. Lione

/s/ Andrew J. Policano	Director
Andrew J. Policano

/s/ Steven J. Smith	Director
Steven J. Smith

/s/ James F. Stern	Director
James F. Stern

/s/ Glen E. Tellock	Director
Glen E. Tellock

/s/ Todd J. Teske	Director
Todd J. Teske

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

(3)	Restated Articles of Incorporation (as in effect as of August 8, 2008).

[Incorporated by reference to Exhibit (3.2) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (Commission File No. 001-06706)].

(3.1)	Restated By-Laws (as amended and restated as of February 10, 2017).

(4)	Rights Agreement, dated February 15, 2008, between Badger Meter, Inc. and American Stock Transfer & Trust Company.

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

(4.4)
Third Amendment to Credit Agreement dated September 30, 2016, related to the Loan Agreement dated May 23, 2012 between Badger Meter, Inc. and BMO Harris Bank NA for Badger Meter, Inc.'s credit agreement.

[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2016 (Commission File No. 001-06706)].

(4.5)	Certificate of Adjustment

[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Current Report on Form 8-K filed on September 21, 2016 (Commission File No. 001-06706).]Registration No. 33-62241)].

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

(99)
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2017. To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report.

(101)
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and (vii) document and entity information.

*	A management contract or compensatory plan or arrangement.