Form 10-Q
period 2017-03-31
BADGER METER INC
filed 2017-04-24
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2017
Commission File Number 001-06706
___________________________________________________
BADGER METER, INC.
 ___________________________________________________
4545 W. Brown Deer Road
Milwaukee, Wisconsin 53223
(Address of principal executive offices)

(414) 355-0400
(Registrant's telephone number, including area code)

A Wisconsin Corporation
IRS Employer Identification No. 39-0143280
___________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 10, 2017, there were 29,114,032 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended March 31, 2017

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	March 31,	December 31,
	(Unaudited)
	(In thousands)
Assets	2017	2016
Current assets:
Cash	$11,311	$7,338
Receivables	65,959	59,818
Inventories:
Finished goods	16,069	18,087
Work in process	15,232	17,157
Raw materials	38,996	42,457
Total inventories	70,297	77,701
Prepaid expenses and other current assets	4,635	6,155
Total current assets	152,202	151,012
Property, plant and equipment, at cost	204,324	200,978
Less accumulated depreciation	(113,235)	(110,784)
Net property, plant and equipment	91,089	90,194
Intangible assets, at cost less accumulated amortization	50,340	51,872
Other assets	9,694	6,607
Deferred income taxes	931	700
Goodwill	49,314	49,314
Total assets	$353,570	$349,699

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$38,156	$37,950
Payables	21,610	18,350
Accrued compensation and employee benefits	9,041	13,861
Warranty and after-sale costs	2,548	2,779
Income and other taxes	4,149	2,898
Total current liabilities	75,504	75,838
Other long-term liabilities	3,914	4,019
Deferred income taxes	2,118	1,901
Accrued non-pension postretirement benefits	5,834	5,753
Other accrued employee benefits	5,340	5,979
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	37,149	37,122
Capital in excess of par value	29,014	28,022
Reinvested earnings	229,287	223,876
Accumulated other comprehensive loss	(11,261)	(11,635)
Less: Employee benefit stock	(614)	(614)
Treasury stock, at cost	(22,715)	(20,562)
Total shareholders’ equity	260,860	256,209
Total liabilities and shareholders’ equity	$353,570	$349,699
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands except share and per share amounts)
	2017	2016
Net sales	$101,606	$100,570
Cost of sales	62,956	61,559
Gross margin	38,650	39,011
Selling, engineering and administration	25,181	26,205
Operating earnings	13,469	12,806
Interest expense, net	178	270
Earnings before income taxes	13,291	12,536
Provision for income taxes	4,542	4,546
Net earnings	$8,749	$7,990

Earnings per share:
Basic	$0.30	$0.28
Diluted	$0.30	$0.28

Dividends declared per common share	$0.115	$0.100

Shares used in computation of earnings per share:
Basic	28,900,702	28,842,500
Impact of dilutive securities	182,279	154,864
Diluted	29,082,981	28,997,364
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands)
	2017	2016
Net earnings	$8,749	$7,990
Other comprehensive income:
Foreign currency translation adjustment	291	577
Pension and postretirement benefits, net of tax	83	96
Comprehensive income	$9,123	$8,663
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Three Months Ended
	March 31
	(Unaudited) (In thousands)
	2017	2016
Operating activities:
Net earnings	$8,749	$7,990
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	2,918	2,793
Amortization	2,945	2,706
Deferred income taxes	(12)	109
Noncurrent employee benefits	115	203
Stock-based compensation expense	366	362
Changes in:
Receivables	(5,958)	(2,311)
Inventories	7,423	2,684
Prepaid expenses and other assets	(2,819)	469
Liabilities other than debt	(1,319)	3,146
Total adjustments	3,659	10,161
Net cash provided by operations	12,408	18,151

Investing activities:
Property, plant and equipment expenditures	(3,806)	(3,247)
Acquisitions, future payments	(200)	—
Net cash used for investing activities	(4,006)	(3,247)

Financing activities:
Net increase (decrease) in short-term debt	126	(10,360)
Dividends paid	(3,336)	(2,892)
Proceeds from exercise of stock options	654	62
Repurchase of treasury stock	(2,242)	—
Issuance of treasury stock	89	72
Net cash used for financing activities	(4,709)	(13,118)

Effect of foreign exchange rates on cash	280	(13)

Increase in cash	3,973	1,773
Cash – beginning of period	7,338	8,163
Cash – end of period	$11,311	$9,936
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company” or “Badger Meter”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at March 31, 2017, results of operations for the three-month periods ended March 31, 2017 and 2016, comprehensive income for the three-month periods ended March 31, 2017 and 2016, and cash flows for the three-month periods ended March 31, 2017 and 2016. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 Additional Financial Information Disclosures

The consolidated condensed balance sheet at December 31, 2016 was derived from amounts included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Refer to the footnotes to the financial statements included in that report for a description of the Company’s accounting policies and for additional details of the Company’s financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.

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

	Three months ended
	March 31,
(In thousands)	2017	2016
Balance at beginning of period	$2,779	$3,133
Net additions charged to earnings	752	840
Adjustments to pre-existing warranties	(394)	253
Costs incurred	(589)	(665)
Balance at end of period	$2,548	$3,561

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

The following table sets forth the components of net periodic benefit cost for the three months ended March 31, 2017 and 2016 based on December 31, 2016 and 2015 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2017	2016	2017	2016
Service cost – benefits earned during the year	$24	$7	$35	$36
Interest cost on projected benefit obligations	318	455	51	64
Expected return on plan assets	(402)	(549)	—	—
Amortization of prior service cost	—	—	(6)	(6)
Amortization of net loss	135	157	—	—
Net periodic benefit cost	$75	$70	$80	$94

The Company disclosed in its financial statements for the year ended December 31, 2016 that it was not required to make a minimum contribution to the defined benefit pension plan for the 2017 calendar year. The Company believes that no additional contributions will be required during 2017.

The Company also disclosed in its financial statements for the year ended December 31, 2016 that it estimated it would pay $0.4 million in other postretirement benefits in 2017 based on actuarial estimates. As of March 31, 2017, $5,000 of such benefits have been paid. The Company continues to believe that its estimated payments for the full year are reasonable. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2017 will not impact the expense for postretirement benefits for 2017.

Note 4 Accumulated Other Comprehensive Loss

Components of and changes in accumulated other comprehensive loss at March 31, 2017 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(10,495)	$(1,140)	$(11,635)
Other comprehensive income before reclassifications	—	291	291
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(46)	83	—	83
Net current period other comprehensive income, net of tax	83	291	374
Accumulated other comprehensive loss	$(10,412)	$(849)	$(11,261)

Details of reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2017 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service benefit (1)	$(6)
Amortization of actuarial loss (1)	135
Total before tax	129
Income tax benefit	(46)
Amount reclassified out of accumulated other comprehensive loss	$83

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost in Note 3 “Employee Benefit Plans.”

Components of and changes in accumulated other comprehensive loss at March 31, 2016 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(11,968)	$(812)	$(12,780)
Other comprehensive income before reclassifications	—	577	577
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.1) million	96	—	96
Net current period other comprehensive income, net of tax	96	577	673
Accumulated other comprehensive loss	$(11,872)	$(235)	$(12,107)

Details of reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2016 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service cost (1)	$(6)
Amortization of actuarial loss (1)	157
Total before tax	151
Income tax benefit	(55)
Amount reclassified out of accumulated other comprehensive loss	$96

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost in Note 3 “Employee Benefit Plans.”

Note 5 Acquisition

On October 20, 2016, the Company acquired certain assets of Precision Flow Measurement, Inc., doing business as Nice Instrumentation, of Manalapan Township, New Jersey. The acquisition adds a new technology for the measurement of steam to the Company's HVAC line of products.

The total purchase consideration for the Nice Instrumentation assets was $2.0 million, which included a $0.2 million payment that was made after the first production run that occurred in January 2017. The Company's preliminary allocation of the purchase price at December 31, 2016 included approximately $15,000 of inventory and equipment, $0.7 million of intangibles and $1.3 million of goodwill. The intangible assets acquired are primarily customer technology with an estimated average useful life of 15 years. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of March 31, 2017, the Company completed its analysis for estimating the fair value of the assets acquired with no additional adjustments.

The Nice Instrumentation acquisition was accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition. The acquisition did not have a material impact on the Company's consolidated condensed financial statements or the notes thereto.

Note 6 Contingencies, Litigation and Commitments

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal

Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2016 and the first quarter of 2017 were not material.

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

Note 7 Income Taxes

The provision for income taxes as a percentage of earnings before income taxes for the first quarter of 2017 was 34.2% compared to 36.3% in the first quarter of 2016. Interim provisions are tied to an estimate of the overall annual rate which can vary due to state taxes, the relationship of foreign and domestic earnings, and production credits available. These items cause variations between periods.

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

Note 10 New Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, "Intangibles - Goodwill: Simplifying the Test for Goodwill Impairment." The update requires a single-step quantitative test to measure potential impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment can still be completed first for an entity to determine if a quantitative impairment test is necessary. The ASU is effective for fiscal year 2021 and is to be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company anticipates that the adoption of this standard will have no impact on the Company's consolidated condensed financial statements.

In February 2016, the FASB issued ASU No. 2016-02 "Leases (Topic 842)," which requires lessees to record most leases on their balance sheets. Lessees initially recognize a lease liability (measured at the present value of the lease payments over the lease term) and a right-of-use ("ROU") asset (measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee's initial direct costs). Lessees can make an accounting policy election not to recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities. The ASU is effective for the Company beginning on January 1, 2019 and the standard requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is continuing to evaluate the impact that the adoption of this guidance will have on its financial condition, results of operations and the presentation of its financial statements.

In July 2015, the FASB issued ASU No. 2015-11 "Simplifying the Measurement of Inventory (Topic 330)," which requires entities to measure inventories at the lower of cost or net realizable value ("NRV"). This simplifies the evaluation from the current method of lower of cost or market, where market is based on one of three measures (i.e. replacement cost, net realizable value, or net realizable value less a normal profit margin). The ASU does not apply to inventories measured under the last-in, first-out method or the retail inventory method, and defines NRV as the "estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." The ASU was adopted on a prospective basis by the Company on January 1, 2017. The adoption of ASU 2015-11 did not have any impact on the Company's financial condition or results of operations.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers.” ASU No. 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, to identify the performance obligations in the contract, to determine the transaction price, to allocate the transaction price to the performance obligations in the contract and to recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. During 2016, the FASB issued additional ASU’s which enhanced the originally issued guidance. These ASU’s encompassed narrow scope improvements and practical expedients along with providing further clarification on the accounting for intellectual property licenses, principal versus agent considerations and identifying performance obligations.

The Company has substantially completed the assessment phase for ASU No. 2014-09 and is currently documenting formal policies in anticipation of adopting the standard on January 1, 2018. The Company has identified a subset of contracts with customers where services are provided that are both uniquely beneficial and separately identifiable from product sales and thus are considered separate performance obligations under the new guidance. Each of these individual service activities is being documented in scenario development and processes are being established to recognize revenue for each unique performance obligation in accordance with the guidance, when effective. The Company continues to proactively address all potential areas of impact related to ASU No. 2014-09. To date, the Company has not identified any specific aspect of the new standard that it believes would significantly change the Company’s financial statements beyond adding the expanded disclosure that is required to comply with the ASU.

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

Acquisition

On October 20, 2016, the Company acquired certain assets of Precision Flow Measurement, Inc., doing business as Nice Instrumentation, of Manalapan Township, New Jersey. The acquisition adds a new technology for the measurement of steam to the Company's HVAC line of products.

The total purchase consideration for the Nice Instrumentation assets was $2.0 million, which included a $0.2 million payment that was made after the first production run that occurred in January 2017. The Company's preliminary allocation of the purchase price at December 31, 2016 included approximately $15,000 of inventory and equipment, $0.7 million of intangibles and $1.3 million of goodwill. As of March 31, 2017, the Company completed its analysis for estimating the fair value of the assets acquired with no further adjustments. This acquisition is further described in Note 5 “Acquisition” in the Notes to Consolidated Condensed Financial Statements.

Revenue and Product Mix

As the industry continues to evolve, the Company has been vigilant in anticipating and exceeding customer expectations. In 2011, the Company introduced AMA as a hardware and software solution for water and gas utilities, and then in early 2014 launched its new BEACON AMA system, as a managed solution, which it believes will help maintain the Company's position as a market leader. Since its inception, sales of BEACON AMA have continued to grow with both municipalities and private water utilities selecting BEACON AMA and the Company’s industry-leading water meters.

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

Results of Operations - Three Months Ended March 31, 2017

The Company’s net sales for the three months ended March 31, 2017 increased $1.0 million, or 1.0%, to $101.6 million compared to $100.6 million during the same period in 2016.

Municipal water sales represented 77.3% of sales in the first quarter of 2017 compared to 76.9% in the first quarter of 2016. These sales increased $1.1 million, or 1.4%, to $78.5 million in the first quarter of 2017 from $77.4 million in the first quarter of 2016. The increase was the net effect of higher commercial water meter sales, offset slightly by lower residential meter and related technology sales. Commercial meter sales were driven by higher volumes of product sold, particularly to several cities with larger projects. Residential sales were impacted by lower sales to the Middle East region, which tend to be sporadic. Domestically, residential sales increased slightly.

Flow instrumentation products represented 22.7% of sales for the three months ended March 31, 2017 compared to 23.1% during the same period in 2016. These sales decreased $0.1 million, or 0.4%, to $23.1 million from $23.2 million in the same period last year. The first quarter of 2016 included certain large projects that did not recur in the first quarter of 2017, offset somewhat by a modest increase in products sold to the oil and gas markets.

Gross margin as a percentage of sales was 38.0% in the first quarter of 2017 compared to 38.8% in the first quarter of 2016. The decline was due to increased brass costs and higher obsolescence charges, offset somewhat by the higher volume impact on capacity utilization.

Selling, engineering and administration expenses for the three months ended March 31, 2017 decreased $1.0 million, or 3.8%, to $25.2 million from $26.2 million in the same period in 2016. The decrease was driven principally by lower employee compensation related expenses, including lower staffing levels, offset somewhat by a $0.5 million write down of an investment in an emerging technology company.

Operating earnings for the first quarter of 2017 increased $0.7 million, or 5.5%, to $13.5 million compared to $12.8 million in the same period in 2016 due to higher net sales and lower selling, engineering and administration expenses.

The provision for income taxes as a percentage of earnings before income taxes for the first quarter of 2017 was 34.2% compared to 36.3% in the first quarter of 2016. Interim provisions are tied to an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings and production credits available. The first quarter’s provision also included certain discrete credits. Without these credits, the percentage would have been 35.6%.

As a result of the above-mentioned items, net earnings for the three months ended March 31, 2017 were $8.7 million, or $0.30 per diluted share, compared to $8.0 million, or $0.28 per diluted share, for the same period in 2016.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $12.4 million for the first three months of 2017 compared to $18.2 million through the first three months of 2016. The decline was due in part to employee incentive payments made in the first quarter of 2017 that were not made in the first quarter of 2016.

Receivables increased from $59.8 million at December 31, 2016 to $66.0 million at March 31, 2017. The higher receivable balance was due to higher sales in the first quarter of 2017. Generally, sales are lower in the fourth quarter of any given year, resulting in lower receivable balances at year-end. The Company believes its net receivables balance is fully collectible.

Inventories decreased to $70.3 million at March 31, 2017 from $77.7 million at December 31, 2016 due principally to higher sales in the first quarter and the timing of inventory purchases.

Net property, plant and equipment at March 31, 2017 increased slightly to $91.1 million from $90.2 million at December 31, 2016. This was the net effect of $3.8 million of capital expenditures in the first three months of 2017, which was somewhat offset by depreciation expense.

Intangible assets decreased to $50.3 million at March 31, 2017 from $51.9 million at December 31, 2016 due to normal amortization expense.

Short-term debt at March 31, 2017 increased slightly to $38.2 million from $38.0 million at December 31, 2016 due to the timing of cash needs.

Payables of $21.6 million at March 31, 2017 increased from $18.4 million at December 31, 2016. These balances are affected by the timing of purchases and payments.

Accrued compensation and employee benefits decreased to $9.0 million at March 31, 2017 from $13.9 million at December 31, 2016 due primarily to payments made in the first quarter of 2017 for prior year employee incentives, offset somewhat by employee incentive compensation earned in the first quarter of 2017.

Income and other taxes payable increased to $4.1 million at March 31, 2017 from $2.9 million at December 31, 2016. The change was the net impact of higher pretax earnings and the timing of actual tax payments.

The overall increase in total shareholders’ equity from $256.2 million at December 31, 2016 to $260.9 million at March 31, 2017 was the net effect of net earnings and stock options exercised, offset by dividends paid and repurchased stock.

The Company’s financial condition remains strong. In September 2016, the Company amended its May 2012 credit agreement with its primary lender to a three-year $125.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit. While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of March 31, 2017. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $94.7 million of unused credit lines available at March 31, 2017.

Other Matters

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2016 and the first quarter of 2017 were not material.

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

See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of risks and uncertainties that could impact the Company’s financial performance and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and have not materially changed since that report was filed unless otherwise indicated in this Form 10-Q.

Item 3    Quantitative and Qualitative Disclosures about Market Risk

The Company’s quantitative and qualitative disclosures about market risk are included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and have not materially changed since that report was filed.

Item 4    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2017. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: April 24, 2017	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President – Controller

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended March 31, 2017

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.