Form 10-Q
period 2017-06-30
BADGER METER INC
filed 2017-07-26
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2017
Commission File Number 001-06706
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 13, 2017, there were 29,113,132 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended June 30, 2017

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	(Unaudited)
	(In thousands)
Assets	2017	2016
Current assets:
Cash	$13,850	$7,338
Receivables	64,426	59,818
Inventories:
Finished goods	17,446	18,087
Work in process	17,407	17,157
Raw materials	39,035	42,457
Total inventories	73,888	77,701
Prepaid expenses and other current assets	4,335	6,155
Total current assets	156,499	151,012
Property, plant and equipment, at cost	207,761	200,978
Less accumulated depreciation	(116,303)	(110,784)
Net property, plant and equipment	91,458	90,194
Intangible assets, at cost less accumulated amortization	60,027	51,872
Other assets	9,606	6,607
Deferred income taxes	—	700
Goodwill	61,156	49,314
Total assets	$378,746	$349,699

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$45,560	$37,950
Payables	23,891	18,350
Accrued compensation and employee benefits	11,116	13,861
Warranty and after-sale costs	3,064	2,779
Income and other taxes	6,641	2,898
Total current liabilities	90,272	75,838
Other long-term liabilities	5,813	4,019
Deferred income taxes	1,638	1,901
Accrued non-pension postretirement benefits	5,864	5,753
Other accrued employee benefits	5,753	5,979
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	37,158	37,122
Capital in excess of par value	30,148	28,022
Reinvested earnings	236,563	223,876
Accumulated other comprehensive loss	(10,141)	(11,635)
Less: Employee benefit stock	(614)	(614)
Treasury stock, at cost	(23,708)	(20,562)
Total shareholders’ equity	269,406	256,209
Total liabilities and shareholders’ equity	$378,746	$349,699
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2017	2016	2017	2016
Net sales	$104,176	$103,820	$205,782	$204,390
Cost of sales	63,122	64,424	126,078	125,983
Gross margin	41,054	39,396	79,704	78,407
Selling, engineering and administration	24,463	24,474	49,644	50,679
Operating earnings	16,591	14,922	30,060	27,728
Interest expense, net	147	228	325	498
Earnings before income taxes	16,444	14,694	29,735	27,230
Provision for income taxes	5,830	5,294	10,372	9,840
Net earnings	$10,614	$9,400	$19,363	$17,390

Earnings per share:
Basic	$0.37	$0.33	$0.67	$0.60
Diluted	$0.36	$0.32	$0.67	$0.60

Dividends declared per common share	$0.115	$0.100	$0.230	$0.200

Shares used in computation of earnings per share:
Basic	28,938,451	28,887,078	28,938,851	28,868,794
Impact of dilutive securities	159,369	164,331	170,824	159,597
Diluted	29,097,820	29,051,409	29,109,675	29,028,391
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2017	2016	2017	2016
Net earnings	$10,614	$9,400	$19,363	$17,390
Other comprehensive income:
Foreign currency translation adjustment	1,049	(288)	1,340	289
Pension and postretirement benefits, net of tax	71	94	154	190
Comprehensive income	$11,734	$9,206	$20,857	$17,869
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Six Months Ended
	June 30
	(Unaudited) (In thousands)
	2017	2016
Operating activities:
Net earnings	$19,363	$17,390
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	5,997	5,603
Amortization	5,994	5,675
Deferred income taxes	(53)	131
Noncurrent employee benefits	541	437
Stock-based compensation expense	779	752
Changes in:
Receivables	(3,754)	(4,652)
Inventories	4,759	(1,778)
Prepaid expenses and other assets	(3,734)	122
Liabilities other than debt	7,453	4,016
Total adjustments	17,982	10,306
Net cash provided by operations	37,345	27,696

Investing activities:
Property, plant and equipment expenditures	(6,762)	(5,513)
Acquisitions, net of cash acquired and future payments	(18,376)	—
Net cash used for investing activities	(25,138)	(5,513)

Financing activities:
Net increase (decrease) in short-term debt	2,161	(17,810)
Dividends paid	(6,673)	(5,791)
Proceeds from exercise of stock options	1,014	328
Repurchase of treasury stock	(3,288)	—
Issuance of treasury stock	533	441
Net cash used for financing activities	(6,253)	(22,832)

Effect of foreign exchange rates on cash	558	(158)

Increase (decrease) in cash	6,512	(807)
Cash – beginning of period	7,338	8,163
Cash – end of period	$13,850	$7,356
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company” or “Badger Meter”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at June 30, 2017, results of operations for the three- and six-month periods ended June 30, 2017 and 2016, comprehensive income for the three- and six-month periods ended June 30, 2017 and 2016, and cash flows for the six-month periods ended June 30, 2017 and 2016. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Balance at beginning of period	$2,548	$3,561	$2,779	$3,133
Net additions charged to earnings	1,231	398	1,983	1,238
Adjustments to pre-existing warranties	440	610	46	863
Costs incurred	(1,155)	(1,056)	(1,744)	(1,721)
Balance at end of period	$3,064	$3,513	$3,064	$3,513

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

The following table sets forth the components of net periodic benefit cost for the three months ended June 30, 2017 and 2016 based on December 31, 2016 and 2015 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2017	2016	2017	2016
Service (income) cost – benefits earned during the year	$(11)	$48	$28	$33
Interest cost on projected benefit obligations	469	450	66	65
Expected return on plan assets	(396)	(538)	—	—
Amortization of prior service cost	—	—	(7)	(7)
Amortization of net loss (benefit)	141	154	(24)	—
Net periodic benefit cost	$203	$114	$63	$91

The following table sets forth the components of net periodic benefit cost for the six months ended June 30, 2017 and 2016 based on December 31, 2016 and 2015 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2017	2016	2017	2016
Service cost – benefits earned during the year	$13	$55	$63	$69
Interest cost on projected benefit obligations	787	905	117	129
Expected return on plan assets	(798)	(1,087)	—	—
Amortization of prior service cost	—	—	(13)	(13)
Amortization of net loss (benefit)	276	311	(24)	—
Net periodic benefit cost	$278	$184	$143	$185

The Company disclosed in its financial statements for the year ended December 31, 2016 that it was not required to make a minimum contribution to the defined benefit pension plan for the 2017 calendar year. The Company believes that no additional contributions will be required during 2017.

The Company also disclosed in its financial statements for the year ended December 31, 2016 that it estimated it would pay $0.4 million in other postretirement benefits in 2017 based on actuarial estimates. As of June 30, 2017, $68,000 of such benefits have been paid. The Company continues to believe that its estimated payments for the full year are reasonable. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2017 will not impact the expense for postretirement benefits for 2017.

Note 4 Accumulated Other Comprehensive Loss

Components of and changes in accumulated other comprehensive loss at June 30, 2017 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(10,495)	$(1,140)	$(11,635)
Other comprehensive income before reclassifications	—	1,340	1,340
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.1) million	154	—	154
Net current period other comprehensive income, net of tax	154	1,340	1,494
Accumulated other comprehensive (loss) income	$(10,341)	$200	$(10,141)

Details of reclassifications out of accumulated other comprehensive loss during the six months ended June 30, 2017 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service benefit (1)	$(13)
Amortization of actuarial loss (1)	252
Total before tax	239
Income tax benefit	(85)
Amount reclassified out of accumulated other comprehensive loss	$154

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost in Note 3 “Employee Benefit Plans.”

Components of and changes in accumulated other comprehensive loss at June 30, 2016 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(11,968)	$(812)	$(12,780)
Other comprehensive income before reclassifications	—	289	289
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.1) million	190	—	190
Net current period other comprehensive income, net of tax	190	289	479
Accumulated other comprehensive loss	$(11,778)	$(523)	$(12,301)

Details of reclassifications out of accumulated other comprehensive loss during the six months ended June 30, 2016 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service cost (1)	$(13)
Amortization of actuarial loss (1)	311
Total before tax	298
Income tax benefit	(108)
Amount reclassified out of accumulated other comprehensive loss	$190

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost in Note 3 “Employee Benefit Plans.”

Note 5 Acquisitions

On May 1, 2017, the Company acquired 100% of the outstanding common stock of D-Flow Technology AB ("D-Flow") of Luleå, Sweden. The D-Flow acquisition facilitates the continued advancement of the existing E-Series® Ultrasonic product line while also adding a technology center for the Company. Sales of D-Flow products were approximately $0.7 million in the three months ended June 30, 2017.

The purchase price was approximately $23.2 million in cash, plus a small working capital adjustment. The purchase price included $5.1 million in payments that are anticipated to be made within eighteen months of the purchase date, of which $4.1 million is recorded in payables on the Consolidated Balance Sheets at June 30, 2017 and $1.0 million is recorded in long-term liabilities. The Company's preliminary allocation of the purchase price included approximately $0.3 million in receivables, $0.6 million in inventory, $0.2 million in machinery and equipment, $10.9 million of intangibles and $11.8 million of goodwill. The majority of the intangible assets acquired related to ultrasonic technology. The Company also assumed $0.6 million of liabilities as part of the acquisition. As of June 30, 2017, the Company had not completed its analysis for estimating the fair value of the assets acquired.

The D-Flow acquisition was accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition. The acquisition did not have a material impact on the Company's consolidated condensed financial statements or the notes thereto.

On October 20, 2016, the Company acquired certain assets of Precision Flow Measurement, Inc., doing business as Nice Instrumentation, of Manalapan Township, New Jersey. The acquisition added a new technology for the measurement of steam to the Company's HVAC line of products.

The total purchase consideration for the Nice Instrumentation assets was $2.0 million, which included a $0.2 million payment that was made after the first production run that occurred in January 2017. The Company's preliminary allocation of the purchase price at December 31, 2016 included approximately $15,000 of inventory and equipment, $0.7 million of intangibles and $1.3 million of goodwill. The intangible assets acquired are primarily customer technology with an estimated average useful life of 15 years. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. The Company completed its analysis for estimating the fair value of the assets acquired in the first quarter of 2017 with no additional adjustments.

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

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2016 and the first half of 2017 were not material.

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

Note 7 Income Taxes

The provision for income taxes as a percentage of earnings before income taxes for the second quarter of 2017 was 35.5% compared to 36.0% in the second quarter of 2016. The provision for income taxes as a percentage of earnings before income taxes for the first half of 2017 was 34.9% compared to 36.1% in the first half of 2016. Interim provisions are tied to an estimate of the overall annual rate which can vary due to state taxes, the relationship of foreign and domestic earnings, and production credits available. These items cause variations between periods.

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

Note 10 New Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance is effective on a prospective basis beginning on January 1, 2018 and early adoption is permitted. The Company does not expect the adoption of this standard to have an impact on its consolidated financial statements as it is not the Company’s practice to change the terms or conditions of share-based payment awards after they are granted.

In March 2017, the FASB issued ASU 2017-07 “Compensation – Retirement Benefits (Topic 715)”, which changes the presentation of defined benefit and post-retirement benefit plan expense on the income statement by requiring separation between operating and non-operating expense. Under the ASU, the service cost of net periodic benefit expense is an operating expense that will be reported with similar compensation costs. The non-operating components, which include all other components of net periodic benefit expense, are reported outside of operating income. The ASU also stipulates that only the service cost component of pension and postretirement benefit costs is eligible for capitalization. The ASU is effective for annual periods beginning after December 15, 2017 and interim periods within that annual period. Application is retrospective for the presentation of the components of these benefit costs and prospective for the capitalization of service costs. The Company's net periodic benefit cost components are disclosed in Note 3 "Employee Benefit Plans".

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill: Simplifying the Test for Goodwill Impairment." The update requires a single-step quantitative test to measure potential impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment can still be completed first for an entity to determine if a quantitative impairment test is necessary. The ASU is effective for fiscal year 2021 and is to be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company anticipates that the adoption of this standard will have no impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 "Leases (Topic 842)," which requires lessees to record most leases on their balance sheets. Lessees initially recognize a lease liability (measured at the present value of the lease payments over the lease term) and a right-of-use ("ROU") asset (measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee's initial direct costs). Lessees can make an accounting policy election not to recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The ASU is effective for the Company beginning on January 1, 2019 and early adoption is permitted. The standard requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is continuing to evaluate the impact that the adoption of this guidance will have on its financial condition, results of operations and the presentation of its consolidated financial statements.

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

The Company has substantially completed the assessment phase for ASU No. 2014-09 and is finalizing the documentation of formal policies in anticipation of adopting the standard on January 1, 2018. The Company has identified a subset of contracts with customers where services are provided that are both uniquely beneficial and separately identifiable from product sales and thus are considered separate performance obligations under the new guidance. Each of these individual service activities is being documented in scenario development and processes are being established to recognize revenue for each unique performance obligation in accordance with the guidance, when effective. The Company continues to proactively address all potential areas of impact related to ASU No. 2014-09. To date, the Company has not identified any specific aspect of the new standard that it believes would significantly change the Company’s consolidated financial statements beyond adding the expanded disclosure that is required to comply with the ASU.

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

An industry leader in both mechanical and electrical flow metering technologies, the Company offers one of the broadest flow measurement, control and communication portfolios in the market. The portfolio carries respected brand names including Recordall®, E-Series, ORION, Hedland®, Dynasonics®, Blancett®, and Research Control®, and includes eight of the ten major flow meter technologies. Customers rely on the Company for application-specific solutions that deliver accurate, timely and dependable flow data and control essential for product quality, cost control, safer operations, regulatory compliance, and more sustainable operations.

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

Acquisitions

On May 1, 2017, the Company acquired 100% of the outstanding common stock of D-Flow Technology AB ("D-Flow") of Luleå, Sweden. The D-Flow acquisition facilitates the continued advancement of the existing E-Series Ultrasonic product line while also adding a technology center for the Company. Sales of D-Flow products were approximately $0.7 million in the three months ended June 30, 2017.

The purchase price was approximately $23.2 million in cash, plus a small working capital adjustment. The purchase price included $5.1 million in payments that are anticipated to be made within eighteen months of the purchase date, of which $4.1 million is recorded in payables on the Consolidated Balance Sheets at June 30, 2017 and $1.0 million is recorded in long-term liabilities. The Company's preliminary allocation of the purchase price included approximately $0.3 million in receivables, $0.6 million in inventory, $0.2 million in machinery and equipment, $10.9 million of intangibles and $11.8 million of goodwill. The majority of the intangible assets acquired related to ultrasonic technology. The Company also assumed $0.6 million of liabilities as part of the acquisition. As of June 30, 2017, the Company had not completed its analysis for estimating the fair value of the assets acquired. This acquisition is further described in Note 5 “Acquisitions” in the Notes to Consolidated Condensed Financial Statements.

On October 20, 2016, the Company acquired certain assets of Precision Flow Measurement, Inc., doing business as Nice Instrumentation, of Manalapan Township, New Jersey. The acquisition added a new technology for the measurement of steam to the Company's HVAC line of products.

The total purchase consideration for the Nice Instrumentation assets was $2.0 million, which included a $0.2 million payment that was made after the first production run that occurred in January 2017. The Company's preliminary allocation of the purchase price at December 31, 2016 included approximately $15,000 of inventory and equipment, $0.7 million of intangibles and $1.3 million of goodwill. The Company completed its analysis for estimating the fair value of the assets acquired in the first quarter of 2017 with no further adjustments. This acquisition is further described in Note 5 “Acquisitions” in the Notes to Consolidated Condensed Financial Statements.

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

Results of Operations - Three Months Ended June 30, 2017

The Company’s net sales for the three months ended June 30, 2017 increased $0.4 million, or 0.4%, to $104.2 million compared to $103.8 million during the same period in 2016.

Municipal water sales represented 76.8% of sales in the second quarter of 2017 compared to 77.1% in the second quarter of 2016. These sales increased $0.1 million, or 0.1%, to $80.1 million in the second quarter of 2017 from $80.0 million in the second quarter of 2016. Included in the second quarter of 2017 was approximately $0.7 million of sales from D-Flow, which was acquired on May 1, 2017. The relatively small change between the quarters was the net impact of slightly lower water meter volumes and slightly higher radio volumes, higher prices and product mix.

Flow instrumentation products represented 23.2% of sales for the three months ended June 30, 2017 compared to 22.9% during the same period in 2016. These sales increased $0.3 million, or 1.3%, to $24.1 million from $23.8 million in the same period last year. Improvement in the domestic oil and gas market as well as other domestic markets was offset by lower international sales due to economic conditions.

Gross margin as a percentage of sales was 39.4% in the second quarter of 2017 compared to 37.9% in the second quarter of 2016. The improvement was due to pricing discipline, favorable foreign exchange on purchased products and product mix, offset somewhat by higher brass costs.

Selling, engineering and administration expenses for the three months ended June 30, 2017 were nearly the same as the second quarter of 2016. Reductions in staffing costs and favorable health care expenses helped offset increases from normal inflationary pressures.

Operating earnings for the second quarter of 2017 increased $1.7 million, or 11.4%, to $16.6 million compared to $14.9 million in the same period in 2016. The increase was due primarily to the higher gross profit as sales and selling, engineering and administration expenses were relatively flat between periods.

The provision for income taxes as a percentage of earnings before income taxes for the second quarter of 2017 was 35.5% compared to 36.0% in the second quarter of 2016. Interim provisions are tied to an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and production and other credits available.

As a result of the above-mentioned items, net earnings for the three months ended June 30, 2017 were $10.6 million, or $0.36 per diluted share, compared to $9.4 million, or $0.32 per diluted share, for the same period in 2016.

Results of Operations - Six Months Ended June 30, 2017

The Company’s net sales for the six months ended June 30, 2017 increased $1.4 million, or 0.7%, to $205.8 million compared to $204.4 million during the same period in 2016.

Municipal water sales represented 76.9% of sales for the first six months of 2017 compared to 77.0% for the first six months of 2016. These sales increased $1.0 million, or 0.6%, to $158.3 million from $157.3 million in 2016. The increase was the net impact of higher commercial meter sales offset by slightly lower residential sales, which also included approximately $0.7 million of sales from D-Flow, which was acquired on May 1, 2017. While domestic residential meter and related technologies sales increased, international sales were down over the same period in 2016, particularly in the Middle East, where sales tend to be sporadic.

Flow instrumentation products represented 23.1% of sales for the six months ended June 30, 2017 compared to 23.0% in the same period in 2016. These sales increased $0.4 million, or 0.8%, to $47.5 million for the first six months of 2017 compared to $47.1 million in the same period last year. Improvement in the domestic oil and gas market as well as other domestic markets was offset by lower international sales due to economic conditions.

Gross margin as a percentage of sales was 38.7% for the first six months of 2017 compared to 38.4% in the same period in 2016. The modest increase was the net impact of pricing discipline, the impact of higher volume on plant utilization, and product mix, offset somewhat by increased brass costs and higher obsolescence charges.

Selling, engineering and administration expenses for the six months ended June 30, 2017 decreased $1.1 million, or 2.2%, to $49.6 million from $50.7 million in the same period in 2016. The decrease was due to lower staffing costs and favorable healthcare expenses, offset somewhat by a $0.5 million write down of an investment in an emerging technology company and normal inflationary increases.

Operating earnings for the first six months of 2017 increased $2.4 million, or 8.7%, to $30.1 million compared to $27.7 million in the same period in 2016 as a result of the higher overall sales, increased gross margins and lower selling, engineering and administration expenses.

The provision for income taxes as a percentage of earnings before income taxes for the first six months of 2017 was 34.9% compared to 36.1% for the same period in 2016. Interim provisions are tied to an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings and production credits available. The provision for the six months ended June 30, 2017 also includes the impacts of certain discrete credits.

As a result of the above-mentioned items, net earnings for the six months ended June 30, 2017 were $19.4 million, or $0.67 per diluted share, compared to $17.4 million, or $0.60 per diluted share, for the same period in 2016.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $37.3 million for the first six months of 2017 compared to $27.7 million through the first six months of 2016. The increase was due the higher earnings and efforts to control inventory balances. The June 30, 2017 cash amount includes approximately $4.7 million of cash denominated in Swedish krona, which is anticipated to be used in the next 12-18 months to satisfy an equal amount of Swedish denominated liabilities that arose from the acquisition of D-Flow.

Receivables increased from $59.8 million at December 31, 2016 to $64.4 million at June 30, 2017. The higher receivable balance was due to higher sales in the second quarter of 2017 compared to the fourth quarter of 2016. Generally, receivable balances are lower at year-end than at other times of the year. The Company believes its net receivables balance is fully collectible.

Inventories decreased to $73.9 million at June 30, 2017 from $77.7 million at December 31, 2016 due to higher sales and the timing of inventory purchases.

Net property, plant and equipment at June 30, 2017 increased to $91.5 million from $90.2 million at December 31, 2016. This was the net effect of $6.8 million of capital expenditures in the first half of 2017, which was offset somewhat by depreciation expense.

Intangible assets increased to $60.0 million at June 30, 2017 from $51.9 million at December 31, 2016 due to the acquisition of D-Flow, offset somewhat by normal amortization expense.

Short-term debt at June 30, 2017 increased to $45.6 million from $38.0 million at December 31, 2016 due primarily to the acquisition of D-Flow.

Payables of $23.9 million at June 30, 2017 increased from $18.4 million at December 31, 2016. These balances were impacted by the timing of purchases and payments. The June 30, 2017 balance also includes approximately $4.1 million of Swedish krona denominated liabilities related to the acquisition of D-Flow.

Accrued compensation and employee benefits decreased to $11.1 million at June 30, 2017 from $13.9 million at December 31, 2016 due primarily to payments made in 2017 for prior year employee incentives, offset somewhat by employee incentive compensation earned to date in 2017.

Income and other taxes payable increased to $6.6 million at June 30, 2017 from $2.9 million at December 31, 2016. The change was the net impact of higher pretax earnings and the timing of actual tax payments.

The overall increase in total shareholders’ equity from $256.2 million at December 31, 2016 to $269.4 million at June 30, 2017 was the net effect of net earnings and stock options exercised, offset by dividends paid and repurchased stock.

The Company’s financial condition remains strong. In September 2016, the Company amended its May 2012 credit agreement with its primary lender to a three-year $125.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit. While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of June 30, 2017. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $87.4 million of unused credit lines available at June 30, 2017.

Other Matters

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2016 and the first half of 2017 were not material.

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

Item 4    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2017. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: July 26, 2017	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President – Controller

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended June 30, 2017

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.