Form 10-Q
period 2017-09-30
BADGER METER INC
filed 2017-10-25
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2017
Commission File Number 001-06706
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 11, 2017, there were 29,112,432 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended September 30, 2017

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	(Unaudited)
	(In thousands)
Assets	2017	2016
Current assets:
Cash	$13,394	$7,338
Receivables	68,884	59,818
Inventories:
Finished goods	21,954	18,087
Work in process	17,700	17,157
Raw materials	37,356	42,457
Total inventories	77,010	77,701
Prepaid expenses and other current assets	3,968	6,155
Total current assets	163,256	151,012
Property, plant and equipment, at cost	210,489	200,978
Less accumulated depreciation	(117,347)	(110,784)
Net property, plant and equipment	93,142	90,194
Intangible assets, at cost less accumulated amortization	57,835	51,872
Other assets	10,704	6,607
Deferred income taxes	—	700
Goodwill	61,156	49,314
Total assets	$386,093	$349,699

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$44,970	$37,950
Payables	27,136	18,350
Accrued compensation and employee benefits	13,779	13,861
Warranty and after-sale costs	3,413	2,779
Income and other taxes	3,196	2,898
Total current liabilities	92,494	75,838
Other long-term liabilities	5,795	4,019
Deferred income taxes	1,618	1,901
Accrued non-pension postretirement benefits	5,853	5,753
Other accrued employee benefits	6,203	5,979
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	37,163	37,122
Capital in excess of par value	30,757	28,022
Reinvested earnings	240,764	223,876
Accumulated other comprehensive loss	(9,856)	(11,635)
Less: Employee benefit stock	(614)	(614)
Treasury stock, at cost	(24,084)	(20,562)
Total shareholders’ equity	274,130	256,209
Total liabilities and shareholders’ equity	$386,093	$349,699
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2017	2016	2017	2016
Net sales	$100,008	$96,273	$305,790	$300,663
Cost of sales	62,969	57,626	189,047	183,609
Gross margin	37,039	38,647	116,743	117,054
Selling, engineering and administration	24,628	24,705	74,272	75,384
Operating earnings	12,411	13,942	42,471	41,670
Interest expense, net	242	213	567	711
Earnings before income taxes	12,169	13,729	41,904	40,959
Provision for income taxes	4,194	4,937	14,566	14,777
Net earnings	$7,975	$8,792	$27,338	$26,182

Earnings per share:
Basic	$0.28	$0.30	$0.94	$0.91
Diluted	$0.27	$0.30	$0.94	$0.90

Dividends declared per common share	$0.130	$0.115	$0.360	$0.315

Shares used in computation of earnings per share:
Basic	28,939,292	28,898,526	28,939,940	28,879,307
Impact of dilutive securities	178,756	162,306	173,468	160,500
Diluted	29,118,048	29,060,832	29,113,408	29,039,807
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2017	2016	2017	2016
Net earnings	$7,975	$8,792	$27,338	$26,182
Other comprehensive income:
Foreign currency translation adjustment	310	106	1,650	395
Pension and postretirement benefits, net of tax	(25)	401	129	591
Comprehensive income	$8,260	$9,299	$29,117	$27,168
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
	September 30
	(Unaudited) (In thousands)
	2017	2016
Operating activities:
Net earnings	$27,338	$26,182
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	9,079	8,477
Amortization	9,089	8,569
Deferred income taxes	(188)	144
Noncurrent employee benefits	(606)	671
Contribution to pension plan	(825)	(1,000)
Stock-based compensation expense	1,191	1,137
Changes in:
Receivables	(8,041)	(1,276)
Inventories	1,929	(3,499)
Prepaid expenses and other assets	(4,580)	(236)
Liabilities other than debt	11,543	1,014
Total adjustments	18,591	14,001
Net cash provided by operations	45,929	40,183

Investing activities:
Property, plant and equipment expenditures	(11,554)	(7,849)
Acquisitions, net of cash acquired and future payments	(18,376)	—
Net cash used for investing activities	(29,930)	(7,849)

Financing activities:
Net increase (decrease) in short-term debt	1,411	(21,710)
Dividends paid	(10,444)	(9,126)
Proceeds from exercise of stock options	1,167	509
Repurchase of treasury stock	(3,677)	—
Issuance of treasury stock	594	507
Net cash used for financing activities	(10,949)	(29,820)

Effect of foreign exchange rates on cash	1,006	(8)

Increase in cash	6,056	2,506
Cash – beginning of period	7,338	8,163
Cash – end of period	$13,394	$10,669
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company” or “Badger Meter”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at September 30, 2017, results of operations for the three- and nine-month periods ended September 30, 2017 and 2016, comprehensive income for the three- and nine-month periods ended September 30, 2017 and 2016, and cash flows for the nine-month periods ended September 30, 2017 and 2016. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Balance at beginning of period	$3,064	$3,513	$2,779	$3,133
Net additions charged to earnings	919	666	2,902	1,904
Adjustments to pre-existing warranties	168	(255)	214	608
Costs incurred	(738)	(705)	(2,482)	(2,426)
Balance at end of period	$3,413	$3,219	$3,413	$3,219

Note 3 Employee Benefit Plans

The Company maintains a non-contributory defined benefit pension plan that covers substantially all U.S. employees who were employed at December 31, 2011. After that date, no further benefits are being accrued in this plan. For the frozen pension plan, benefits are based primarily on years of service and, for certain individuals, levels of compensation.

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

The following table sets forth the components of net periodic benefit cost for the three months ended September 30, 2017 and 2016 based on December 31, 2016 and 2015 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2017	2016	2017	2016
Service cost – benefits earned during the year	$7	$27	$28	$34
Interest cost on projected benefit obligations	149	453	29	64
Expected return on plan assets	(399)	(544)	—	—
Amortization of prior service cost	—	—	(6)	(6)
Amortization of net loss (benefit)	143	156	(12)	—
Settlement expense	—	740	—	—
Net periodic benefit (income) cost	$(100)	$832	$39	$92

The following table sets forth the components of net periodic benefit cost for the nine months ended September 30, 2017 and 2016 based on December 31, 2016 and 2015 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2017	2016	2017	2016
Service cost – benefits earned during the year	$20	$82	$91	$103
Interest cost on projected benefit obligations	936	1,358	146	193
Expected return on plan assets	(1,197)	(1,630)	—	—
Amortization of prior service cost	—	—	(19)	(19)
Amortization of net loss (gain)	419	466	(36)	—
Settlement expense	—	740	—	—
Net periodic benefit cost	$178	$1,016	$182	$277

The Company disclosed in its financial statements for the year ended December 31, 2016 that it was not required to make a minimum contribution to the defined benefit pension plan for the 2017 calendar year. However, a payment of $825,000 was made in September 2017 related to the 2016 plan year. The Company believes that no additional contributions will be required during 2017.

The Company also disclosed in its financial statements for the year ended December 31, 2016 that it estimated it would pay $0.4 million in other postretirement benefits in 2017 based on actuarial estimates. As of September 30, 2017, $0.1 million of such benefits have been paid. The Company continues to believe that its estimated payments for the full year are reasonable. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2017 will not impact the expense for postretirement benefits for 2017.

Note 4 Accumulated Other Comprehensive Loss

Components of and changes in accumulated other comprehensive loss at September 30, 2017 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(10,495)	$(1,140)	$(11,635)
Other comprehensive income before reclassifications	—	1,545	1,545
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.1) million	234	—	234
Net current period other comprehensive income, net of tax	234	1,545	1,779
Accumulated other comprehensive (loss) income	$(10,261)	$405	$(9,856)

Details of reclassifications out of accumulated other comprehensive loss during the nine months ended September 30, 2017 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service benefit (1)	$(19)
Amortization of actuarial loss (1)	382
Total before tax	363
Income tax benefit	(129)
Amount reclassified out of accumulated other comprehensive loss	$234

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost in Note 3 “Employee Benefit Plans.”

Components of and changes in accumulated other comprehensive loss at September 30, 2016 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(11,968)	$(812)	$(12,780)
Other comprehensive income before reclassifications	—	229	229
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(0.4) million	756	—	756
Net current period other comprehensive income, net of tax	756	229	985
Accumulated other comprehensive loss	$(11,212)	$(583)	$(11,795)

Details of reclassifications out of accumulated other comprehensive loss during the nine months ended September 30, 2016 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of defined benefit pension items:
Prior service cost (1)	$(19)
Settlement expense (1)	740
Amortization of actuarial loss (1)	466
Total before tax	1,187
Income tax benefit	(431)
Amount reclassified out of accumulated other comprehensive loss	$756

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost in Note 3 “Employee Benefit Plans.”

Note 5 Acquisitions

On May 1, 2017, the Company acquired 100% of the outstanding common stock of D-Flow Technology AB ("D-Flow") of Luleå, Sweden. The D-Flow acquisition facilitates the continued advancement of the existing E-Series® Ultrasonic product line while also adding a technology center for the Company. Sales of D-Flow products were approximately $1.5 million at September 30, 2017.

The purchase price was approximately $23.2 million in cash, plus a small working capital adjustment. The purchase price included $5.1 million in payments that are anticipated to be made within eighteen months of the purchase date, of which $4.1 million was recorded in payables on the Consolidated Balance Sheets at June 30, 2017 and $1.0 million was recorded in long-term liabilities. The Company's preliminary allocation of the purchase price included approximately $0.3 million in receivables, $0.6 million in inventory, $0.2 million in machinery and equipment, $10.9 million of intangibles and $11.8 million of goodwill. The majority of the intangible assets acquired related to ultrasonic technology. The Company also assumed $0.6 million of liabilities as part of the acquisition. As of September 30, 2017, the Company had not completed its analysis for estimating the fair value of the assets acquired.

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

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2016 and the first three quarters of 2017 were not material.

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

Note 7 Income Taxes

The provision for income taxes as a percentage of earnings before income taxes for the third quarter of 2017 was 34.5% compared to 36.0% in the third quarter of 2016. The provision for income taxes as a percentage of earnings before income taxes for the first three quarters of 2017 was 34.8% compared to 36.1% in the first three quarters of 2016. Interim provisions are tied to an estimate of the overall annual rate which can vary due to state taxes, the relationship of foreign and domestic earnings, and production credits available. These items cause variations between periods.

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

In March 2017, the FASB issued ASU No. 2017-07 “Compensation – Retirement Benefits (Topic 715)”, which changes the presentation of defined benefit and post-retirement benefit plan expense on the income statement by requiring separation between operating and non-operating expense. Under the ASU, the service cost of net periodic benefit expense is an operating expense that will be reported with similar compensation costs. The non-operating components, which include all other components of net periodic benefit expense, are reported outside of operating income. The ASU also stipulates that only the service cost component of pension and postretirement benefit costs is eligible for capitalization. The ASU is effective for annual periods beginning after December 15, 2017 and interim periods within that annual period. Application is retrospective for the presentation of the components of these benefit costs and prospective for the capitalization of service costs. The Company's net periodic benefit cost components are disclosed in Note 3 "Employee Benefit Plans".

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

The Company has substantially completed the assessment phase for ASU No. 2014-09 and is finalizing the documentation of formal policies in anticipation of adopting the standard on January 1, 2018. The Company has identified a subset of contracts with customers where services are provided that are both uniquely beneficial and separately identifiable from product sales and thus are considered separate performance obligations under the new guidance. Each of these individual service activities has been documented in scenario development and processes are being established to recognize revenue for each unique performance obligation in accordance with the guidance, when effective. The Company continues to proactively address all potential areas of impact related to ASU No. 2014-09. To date, the Company has not identified any specific aspect of the new standard that it believes would significantly change the Company’s consolidated financial statements beyond adding the expanded disclosure that is required to comply with the ASU.

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

Acquisitions

On May 1, 2017, the Company acquired 100% of the outstanding common stock of D-Flow Technology AB ("D-Flow") of Luleå, Sweden. The D-Flow acquisition facilitates the continued advancement of the existing E-Series Ultrasonic product line while also adding a technology center for the Company. Sales of D-Flow products were approximately $1.5 million at September 30, 2017.

The purchase price was approximately $23.2 million in cash, plus a small working capital adjustment. The purchase price included $5.1 million in payments that are anticipated to be made within eighteen months of the purchase date, of which $4.1 million was recorded in payables on the Consolidated Balance Sheets at June 30, 2017 and $1.0 million was recorded in long-term liabilities. The Company's preliminary allocation of the purchase price included approximately $0.3 million in receivables, $0.6 million in inventory, $0.2 million in machinery and equipment, $10.9 million of intangibles and $11.8 million of goodwill. The majority of the intangible assets acquired related to ultrasonic technology. The Company also assumed $0.6 million of liabilities as part of the acquisition. As of September 30, 2017, the Company had not completed its analysis for estimating the fair value of the assets acquired. This acquisition is further described in Note 5 “Acquisitions” in the Notes to Consolidated Condensed Financial Statements.

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

Results of Operations - Three Months Ended September 30, 2017

The Company’s net sales for the three months ended September 30, 2017 increased $3.7 million, or 3.9%, to $100.0 million compared to $96.3 million during the same period in 2016.

Municipal water sales represented 74.7% of sales in the third quarter of 2017 compared to 77.4% in the third quarter of 2016. These sales increased $0.2 million, or 0.3%, to $74.7 million in the third quarter of 2017 from $74.5 million in the third quarter of 2016. The slight increase is the net impact of higher commercial water meter sales and the inclusion of $0.8 million of sales from D-Flow, which was acquired earlier in 2017, offset somewhat by lower sales of residential meters and related technologies. A portion of the decrease in residential sales was due to lower international sales, particularly in the Middle East, where sales tend to be sporadic.

Flow instrumentation sales represented 25.3% of sales for the three months ended September 30, 2017 compared to 22.6% during the same period in 2016. These sales increased $3.5 million, or 16.1%, to $25.3 million from $21.8 million in the same period last year. The increase was due to higher sales in the oil and gas market as well as additional sales gains that resulted from efforts to broaden the Company's distribution channels.

Gross margin as a percentage of sales was 37.0% in the third quarter of 2017 compared to 40.1% in the third quarter of 2016. The lower percentage was due to higher material costs, primarily brass, as well as higher warranty, obsolescence and after-sales costs.

Selling, engineering and administration expenses for the three months ended September 30, 2017 decreased slightly to $24.6 million compared to $24.7 million in the third quarter of 2016, which included a $0.7 million non-cash pension settlement charge that did not recur in the third quarter of 2017. Also impacting the net change was the addition of expenses associated with D-Flow in 2017.

Operating earnings for the third quarter of 2017 decreased $1.5 million, or 10.8%, to $12.4 million compared to $13.9 million in the same period in 2016. The decrease was driven by higher material, warranty, obsolescence and after-sales costs.

The provision for income taxes as a percentage of earnings before income taxes for the third quarter of 2017 was 34.5% compared to 36.0% in the third quarter of 2016. Interim provisions are tied to an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and production and other credits available.

As a result of the above-mentioned items, net earnings for the three months ended September 30, 2017 were $8.0 million, or $0.27 per diluted share, compared to $8.8 million, or $0.30 per diluted share, for the same period in 2016.

Results of Operations - Nine Months Ended September 30, 2017

The Company’s net sales for the nine months ended September 30, 2017 increased $5.1 million, or 1.7%, to $305.8 million compared to $300.7 million during the same period in 2016.

Municipal water sales represented 76.2% of sales for the first nine months of 2017 compared to 77.1% for the first nine months of 2016. These sales increased $1.1 million, or 0.5%, to $233.0 million from $231.9 million in 2016. This is the net impact of higher commercial water meter sales and the inclusion of $1.5 million of sales from D-Flow, which was acquired earlier in 2017, offset somewhat by lower sales of residential meters and related technologies. A portion of the decrease in residential sales was due lower international sales, particularly in the Middle East, where sales tend to be sporadic.

Flow instrumentation sales represented 23.8% of sales for the nine months ended September 30, 2017 compared to 22.9% in the same period in 2016. These sales increased $4.0 million, or 5.8%, to $72.8 million for the first nine months of 2017 compared to $68.8 million in the same period last year. The increase was due to higher sales in the oil and gas market as well as additional sales gains that resulted from efforts to broaden the Company's distribution channels.

Gross margin as a percentage of sales was 38.2% for the first nine months of 2017 compared to 38.9% in the same period in 2016. The decrease was due primarily to the higher cost of materials, which was driven by brass costs.

Selling, engineering and administration expenses for the nine months ended September 30, 2017 decreased $1.1 million, or 1.5%, to $74.3 million from $75.4 million in the same period in 2016, which included a $0.7 million non-cash pension settlement charge that did not recur to date in 2017. Also impacting the net change was the addition of expenses associated with D-Flow in 2017.

Operating earnings for the first nine months of 2017 increased $0.8 million, or 1.9%, to $42.5 million compared to $41.7 million in the same period in 2016 as a result of higher overall sales and lower selling, engineering and administration expenses, offset somewhat by lower gross margins.

The provision for income taxes as a percentage of earnings before income taxes for the first nine months of 2017 was 34.8% compared to 36.1% for the same period in 2016. Interim provisions are tied to an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings and production credits available. The provision for the nine months ended September 30, 2017 also includes the impacts of certain discrete credits.

As a result of the above-mentioned items, net earnings for the nine months ended September 30, 2017 were $27.3 million, or $0.94 per diluted share, compared to $26.2 million, or $0.90 per diluted share, for the same period in 2016.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $45.9 million for the first nine months of 2017 compared to $40.2 million through the first nine months of 2016. The increase was due to the higher earnings and efforts to control inventory balances. The September 30, 2017 cash amount includes approximately $4.7 million of cash denominated in Swedish krona, which is anticipated to be used within the next eighteen months to satisfy an equal amount of Swedish denominated liabilities that arose from the acquisition of D-Flow.

Receivables increased from $59.8 million at December 31, 2016 to $68.9 million at September 30, 2017. The higher receivables balance was due to increased sales in the third quarter of 2017 compared to the fourth quarter of 2016. Generally, the receivables balance is lower at year-end than at other times of the year. The Company believes its net receivables balance is fully collectible.

Inventories decreased to $77.0 million at September 30, 2017 from $77.7 million at December 31, 2016 due to higher sales and the timing of inventory purchases.

Net property, plant and equipment at September 30, 2017 increased to $93.1 million from $90.2 million at December 31, 2016. This increase was the net effect of $11.6 million of capital expenditures in the first three quarters of 2017, which was offset somewhat by depreciation expense.

Intangible assets increased to $57.8 million at September 30, 2017 from $51.9 million at December 31, 2016 due to the acquisition of D-Flow, offset somewhat by normal amortization expense. The acquisition of D-Flow also accounted for the increase in goodwill from $49.3 million at December 31, 2016 to $61.2 million at September 30, 2017.

Short-term debt at September 30, 2017 increased to $45.0 million from $38.0 million at December 31, 2016 due primarily to the acquisition of D-Flow.

Payables of $27.1 million at September 30, 2017 increased from $18.4 million at December 31, 2016. These balances were impacted by the timing of purchases and payments. The September 30, 2017 balance also includes approximately $4.7 million of Swedish krona denominated liabilities related to the acquisition of D-Flow.

Accrued compensation and employee benefits decreased to $13.8 million at September 30, 2017 from $13.9 million at December 31, 2016 due primarily to payments made in 2017 for prior year employee incentives, offset somewhat by employee incentive compensation earned to date in 2017.

The overall increase in total shareholders’ equity from $256.2 million at December 31, 2016 to $274.1 million at September 30, 2017 was the effect of net earnings and stock options exercised, offset by dividends paid and repurchased stock.

The Company’s financial condition remains strong. In September 2016, the Company amended its May 2012 credit agreement with its primary lender to a three-year $125.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit. While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of September 30, 2017. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $88.2 million of unused credit lines available at September 30, 2017.

Other Matters

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company. The more significant legal proceedings are discussed below.

The Company is subject to contingencies related to environmental laws and regulations. The Company is named as one of many potentially responsible parties in two landfill lawsuits. The landfill sites are impacted by the Federal Comprehensive Environmental Response, Compensation and Liability Act and other environmental laws and regulations. At this time, the Company does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole. This belief is based on the Company’s assessment of its limited past involvement with these landfill sites as well as the substantial involvement of and government focus on other named third parties with these landfill sites. However, due to the inherent uncertainties of such proceedings, the Company cannot predict the ultimate outcome of any of these matters. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2016 and the first three quarters of 2017 were not material.

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

Item 4    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2017. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: October 25, 2017	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President – Controller