Form 10-K
period 2017-12-31
BADGER METER INC
filed 2018-03-01
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2017
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

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐        No  ☒

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the Common Stock held by non-affiliates of the Company as of June 30, 2017 was $1,007,047,037. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $39.85 per share, the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 2017, and (ii) each of the Company's executive officers and directors is deemed to be an affiliate of the Company.

As of February 9, 2018, there were 29,111,654 shares of Common Stock outstanding with a par value of $1 per share.

Portions of the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year, are incorporated by reference from the definitive Proxy Statement into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties. Some risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements include those described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 that include, among other things:

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

•	the loss of or disruption in certain single-source suppliers; and

•	changes in laws and regulations, particularly laws dealing with the content or handling of materials used in the Company's products.

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

Throughout this 2017 Annual Report on Form 10-K, the words “we,” “us” and “our” refer to the Company.

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

Municipal water, the largest category by sales volume, includes mechanical and ultrasonic (electronic) water meters and related technologies and services used by municipal water utilities as the basis for generating water and wastewater revenues. The key market for the Company’s municipal water meter products is North America, primarily the United States, because most of the Company's meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The majority of water meters sold by the Company continues to be mechanical in nature. In recent years, the Company has made inroads in selling ultrasonic water meters. The development of smaller diameter ultrasonic water meters combined with advanced radio technology now provides the Company with the opportunity to sell into other geographical markets, for example Europe, the Middle East and South America. In the municipal water category, sales of water meters and related technologies and services are also commonly referred to as residential or commercial water meter sales, the latter referring to larger sizes of water meters.

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

Residential and commercial water meters are generally classified as either manually read meters or remotely read meters via radio technology. A manually read meter consists of a water meter and a register that provides a visual totalized meter reading. Meters equipped with radio technology (endpoints) receive flow measurement data from encoder registers attached to the water meter, which is encrypted and transmitted via radio frequency to a receiver that collects and formats the data appropriately for water utility billing systems. These remotely read, or mobile, systems are either automatic meter reading (AMR) systems, where a vehicle equipped for meter reading purposes, including a radio receiver, computer and reading software, collects the data from utilities’ meters; or fixed network advanced metering infrastructure (AMI) systems, where data is gathered utilizing a cellular network, which is a network of permanent data collectors or gateway receivers that are always active or listening for the radio transmission from the utilities’ meters. AMI systems eliminate the need for utility personnel to drive through service territories to collect data from the meters. These systems provide the utilities with more frequent and diverse data from their meters at specified intervals.

The ORION® family of radio endpoints provides water utilities with a range of industry-leading options for meter reading. These include ORION Migratable (ME) for mobile meter reading, ORION (SE) for traditional fixed network applications, and ORION Cellular for infrastructure-free fixed network meter reading. ORION Migratable makes the migration to fixed network easier for utilities that prefer to start with mobile reading and later adopt fixed network communications, allowing utilities to choose a solution for their current needs and be positioned for their future operational changes. ORION Cellular eliminates the need for utility-owned fixed network infrastructure, allows for rapid deployment and decreases ongoing maintenance.

Critical to the water metering ecosystem is information and analytics. The Company’s BEACON® Advanced Metering Analytics (AMA) managed solution is the latest in metering technology. BEACON AMA combines the BEACON analytical software suite with proven ORION technologies using two-way cellular-based fixed networks in a managed solution, improving utilities’ visibility of their water consumption and eliminating the need for costly utility-managed infrastructure.

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

Water meter replacement and the adoption and deployment of new technology comprise the majority of water meter product sales, including radio products. To a much lesser extent, housing starts also contribute to the new product sales base. Over the last decade, there has been a growing trend in the conversion from manually read water meters to radio technology. This conversion rate is accelerating and contributes to an increased water meter and radio solutions base of business. The Company estimates that approximately 55% to 60% of water meters installed in the United States have been converted to a radio solutions technology. The Company’s strategy is to fulfill customers’ metering expectations and requirements with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.

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

Industries today face accelerating demands to contain costs, reduce product variability, and meet ever-changing safety, regulatory and sustainability requirements. To address these challenges, customers must reap more value from every component in their systems. This system-wide scrutiny has heightened the focus on flow instrumentation in industrial process, manufacturing, commercial fluid, building automation and precision engineering applications where flow measurement and control are critical.

An industry leader in both mechanical and electronic flow metering technologies, the Company offers one of the broadest flow measurement, control and communication portfolios in the market. This portfolio carries respected brand names including Recordall®, E-Series®, ORION, Hedland®, Dynasonics®, Blancett®, and Research Control®, and includes eight of the ten major flow meter technologies. Customers rely on the Company for application-specific solutions that deliver accurate, timely and dependable flow data and control essential for product quality, cost control, safer operations, regulatory compliance and more sustainable operations.

The Company's products are sold throughout the world through employees, resellers and representatives. Depending on the customer mix, there can be a moderate seasonal impact on sales, primarily relating to higher sales of certain municipal water products during the spring and summer months. No single customer accounts for more than 10% of the Company's sales.

Competition

There are competitors in each category in which the Company sells its products, and the competition varies from moderate to intense. Major competitors for utility water meters include Xylem, Inc. ("Sensus"), Neptune Technology Group Inc., a subsidiary of Roper Technologies, Inc. ("Neptune"), Master Meter, Inc. and Mueller Water Products, Inc. Together with Badger Meter, it is estimated that these companies sell in excess of 90% of the water meters in the North American market, which has been somewhat insulated from other competitors due to the nature of the mechanical technology used and the standards promulgated by the American Water Works Association. In recent years, the Company, as well as some of its competitors, have introduced various forms of electronic meters, which have no moving parts, and have seen sales of those products begin to grow. As the global water metering market, including the North American market, begins to adopt these technologies, Kamstrup A/S, Diehl Metering GmbH and Itron, Inc. are also potential competitors.

The Company's primary competitors for water utility radio products in North America are Itron, Inc., Neptune and Sensus. Outside of North America, the primary competitors include Itron, Inc., Sensus, Diehl Metering GmbH and Elster GmbH, a subsidiary of Honeywell International Inc. While the Company sells its own proprietary radio systems (ORION and GALAXY®), it is also a reseller of the Itron® products. A number of the Company's competitors in certain markets have greater financial resources than the Company. The Company, however, believes it currently provides the leading technologies in water meters and radio water systems. As a result of significant research and development activities, the Company enjoys favorable patent positions and trade secret protections for several of its technologies, products and processes.

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

Backlog

The Company's total backlog of unshipped orders at December 31, 2017 and 2016 was $28.9 million and $40.5 million, respectively. The backlog is comprised of firm orders and signed contractual commitments, or portions of such commitments that call for shipment within 12 months. Backlog can be significantly affected by the timing of orders for large projects and the amounts can vary due to the timing of work performed.

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

Research and Development

Expenditures for research and development activities relating to the development of new products, the improvement of existing products and manufacturing process improvements were $10.6 million in 2017, 2016 and 2015. Research and development activities are primarily sponsored by the Company. The Company also engages in some joint research and development with other companies.

Intangible Assets

The Company owns or controls several trade secrets and many patents, trademarks and trade names in the United States and other countries that relate to its products and technologies. No single patent, trademark, trade name or trade secret is material to the Company's business as a whole.

Environmental Protection

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance control provisions and regulations during 2017, 2016 and 2015 were not material.

Employees

The Company and its subsidiaries employed 1,632 persons at December 31, 2017, 111 of whom are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The Company is currently operating under a three-year contract with the union, which expires on October 31, 2019. The Company believes it has good relations with the union and all of its employees.

The following table sets forth certain information regarding the Executive Officers of the Registrant.

Name	Position	Age at 2/28/2018
Richard A. Meeusen	Chairman, President and Chief Executive Officer	63
Kenneth C. Bockhorst	Senior Vice President — Chief Operating Officer	45
Richard E. Johnson	Senior Vice President — Finance, Chief Financial Officer and Treasurer	63
Fred J. Begale	Vice President — Engineering	53
William R. A. Bergum	Vice President — General Counsel and Secretary	53
Gregory M. Gomez	Vice President — Business Development and Flow Instrumentation	53
Horst E. Gras	Vice President — International Operations	62
Trina L. Jashinsky	Vice President — Human Resources	55
Raymond G. Serdynski	Vice President — Manufacturing	61
Beverly L. P. Smiley	Vice President — Controller	68
Kimberly K. Stoll	Vice President — Sales and Marketing	51

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

Mr. Bockhorst was elected Senior Vice President - Chief Operating Office in October 2017. Prior to joining the Company, Mr. Bockhorst was Executive Vice President of the Energy segment, preceded by President of Hydratight and Global Vice President Operations of Enerpac, all within Actuant Corporation from March 2011 to October 2017.

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

Mr. Gomez was elected Vice President - Business Development and Flow Instrumentation in April 2017. Mr. Gomez served as Vice President - Flow Instrumentation from September 2014 to April 2017, and Vice President - Business Development from December 2010 to September 2014.

Mr. Gras has served as Vice President - International Operations for more than five years.

Mr. Serdynski has served as Vice President - Manufacturing for more than five years.

Ms. Smiley has served as Vice President - Controller for more than five years.

Ms. Stoll has served as Vice President - Sales and Marketing for more than five years.

Foreign Operations and Export Sales

The Company distributes its products through employees, resellers and representatives throughout the world. Additionally, the Company has a sales, distribution and manufacturing facility in Neuffen, Germany; sales and customer service offices in Mexico, Singapore, China, United Arab Emirates and Slovakia; manufacturing facilities in Nogales, Mexico, Brno,

Czech Republic and Bern, Switzerland; and a development facility in Luleå, Sweden. The Company exports products from the United States that are manufactured in Milwaukee, Wisconsin; Racine, Wisconsin; Tulsa, Oklahoma; and Scottsdale, Arizona.

Information about the Company's foreign operations and export sales is included in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2017 Annual Report on Form 10-K.

Financial Information about Industry Segments

The Company operates in one industry segment as an innovator, manufacturer and marketer of products incorporating flow measurement, control and communication solutions. Information about the Company's sales, operating earnings and assets is included in the Consolidated Financial Statements and in Note 10 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2017 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Shareholders, potential investors and other readers are urged to consider the significant business risks described below in addition to the other information set forth or incorporated by reference in this 2017 Annual Report on Form 10-K, including the “Special Note Regarding Forward Looking Statements” at the front of this 2017 Annual Report on Form 10-K. If any of the events contemplated by the following risks actually occur, our financial condition or results of operations could be materially adversely affected. The following list of risk factors may not be exhaustive. We operate in a continually changing business, economic and geopolitical environment, and new risk factors may emerge from time to time. We can neither predict these new risk factors with certainty nor assess the precise impact, if any, on our business, or the extent to which any factor, or combination of factors, may adversely impact our results of operations. While there is much uncertainty, we do analyze the risks we face, perform a probability assessment of their impacts and attempt to soften their potential impact when and if possible.

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

We believe that our future success depends, in part, on our ability to develop technologically advanced products that meet or exceed appropriate industry standards. Although we believe that we currently have a competitive advantage in this area, maintaining such advantage will require continued investment in research and development, sales, marketing and manufacturing capabilities. There can be no assurance that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to maintain such competitive advantage. If we are unable to maintain our competitive advantage, our future financial performance may be adversely affected. We are not currently aware of any emerging standards, technologies or new products that could render our existing products obsolete in the near term. The water utility industry is beginning to see the adoption of ultrasonic (electronic) water meters. Electronic water metering has lower barriers to entry that could affect the competitive landscape in North America. We believe we have a competitive product if the adoption rate for electronic meters were to accelerate.

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

We may be affected by adjustments to economic and trade policies, such as taxation, changes to or withdrawal from international trade agreements, or the like, when countries where we produce or sell our products change leadership or economic policies. These types of changes, as well as any related regulatory changes, could significantly increase our costs and adversely affect our profitability and financial condition.

Unusual weather and other natural phenomena could adversely affect our business.

Our sales may be adversely affected by unusual weather, weather patterns or other natural phenomena that could have an impact on the timing of orders in given periods, depending on the particular mix of customers being served by us at the time.

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

Our expanded role as a prime contractor brings certain risks that could have a material adverse effect to our business.

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

We are subject to a variety of laws in various countries and markets, such as those regulating lead or other material content in certain of our products, the handling and disposal of certain electronic materials, the use and/or licensing of radio frequencies necessary for radio products, data privacy and protection, as well as customs and trade practices. We cannot predict the nature, scope or effect of future environmental or regulatory requirements to which our operations might be subject or the manner in which existing or future laws will be administered or interpreted. Currently, the cost of complying with existing laws is included as part of our on-going expenses and does not have a material effect on our business or financial position, but a change in the future could adversely affect our profitability.

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

We have a history of good corporate governance, including procedures and processes that are required by the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, and related statutes, rules and regulations, such as board committee charters, principles of corporate governance, a code of business conduct and applicable exchange listing standards. Failure to maintain these corporate governance practices could harm our reputation and have a material adverse effect on our business and results of operations.

Violations or alleged violations of laws that impose requirements for the conduct of our overseas operations, including the FCPA or other anti-corruption laws, sanctioned parties restrictions and FATCA could adversely affect our business.

In foreign countries where we operate, a risk exists that our employees, third party partners or agents could engage in business practices prohibited by applicable laws and regulations, such as the Foreign Corrupt Practices Act (FCPA). Such anti-corruption laws generally prohibit companies from making improper payments to foreign officials and require companies to keep accurate books and records and maintain appropriate internal controls. Our policies mandate strict compliance with such laws and we devote resources to ensure compliance. However, we operate in some parts of the world that have experienced governmental corruption, and, in certain circumstances, local customs and practice might not be consistent with the requirements of anti-corruption laws. We remain subject to the risk that our employees, third party partners or agents will engage in business practices that are prohibited by our policies and violate such laws and regulations. Violations by us or a third party acting on our behalf could result in significant internal investigation costs and legal fees, civil and criminal penalties, including prohibitions on the conduct of our business, and reputational harm.

We may also be subject to legal liability and reputational damage if we violate U.S. trade sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC), the European Union and the United Nations, and trade sanction laws such as the Iran Threat Reduction and Syria Human Rights Act of 2012.

In addition, the Foreign Account Tax Compliance Act (FATCA) requires certain of our subsidiaries, affiliates and other entities to obtain valid FATCA documentation from payees prior to remitting certain payments to such payees. In the event we do not obtain valid FATCA documents, we may be obliged to withhold a portion of such payments. This obligation is shared with our customers and clients who may fail to comply, in whole or in part. In such circumstances, we may incur FATCA compliance costs including withholding taxes, interest and penalties. Regulatory initiatives and changes in the regulations and guidance promulgated under FATCA may increase our costs of operations, and could adversely affect the market for our services as intermediaries, which could negatively affect our results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal facilities utilized by the Company at December 31, 2017 are listed below. The Company owns all such facilities in fee simple except as noted. The Company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

		Approximate area
Location	Principal use	(square feet)
Scottsdale, Arizona, USA	Manufacturing	32,000	(1)
Los Gatos, California, USA	Software development	3,600	(2)
Centennial, Colorado, USA	Distribution	12,000
Tulsa, Oklahoma, USA	Manufacturing	59,500
Milwaukee, Wisconsin, USA	Manufacturing and offices	324,200
Racine, Wisconsin, USA	Manufacturing and offices	134,300	(3)
Brno, Czech Republic	Manufacturing	27,800
Neuffen, Germany	Manufacturing and offices	24,700
Nogales, Mexico	Manufacturing	181,300
Luleå, Sweden	Electronic development	7,000	(4)
Bern, Switzerland	Manufacturing	1,100	(5)

(1)    Leased facility. Lease to be terminated effective March 31, 2018 and production moved to Racine, Wisconsin facility.
(2)    Leased facility. Lease term expires November 30, 2021.
(3)    Leased facility. Lease term expires December 31, 2025.
(4)    Leased facility. Lease term expires June 30, 2025.
(5)    Building is owned, but land is leased from the government, as required. Lease term expires October 18, 2021.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company is named in legal proceedings from time to time. There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations. Information about the Company's compliance with environmental regulations is included in Part I, Item 1 of this 2017 Annual Report on Form 10-K under the heading “Environmental Protection.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information required by this Item is set forth in Note 11 “Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2017 Annual Report on Form 10-K.

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

The following graph compares on a cumulative basis the yearly percentage change since January 1, 2013 in (a) the total shareholder return on the Common Stock with (b) the total return on the Russell 2000 Index, and (c) the total return of the peer group made up of 15 companies, including the Company, in similar industries and with similar market capitalization.

The graph assumes $100 invested on December 31, 2012. It further assumes the reinvestment of dividends. The returns of each component company in the peer groups have been weighted based on such company's relative market capitalization.

December 31		2012	2013	2014	2015	2016	2017
Badger Meter, Inc.	Return %		16.66%	10.49%	0.03%	27.71%	30.94%
	Cumulative $	$100.00	$116.66	$128.91	$128.95	$164.68	$215.63
Russell 2000 Index	Return %		38.82%	4.89%	(4.41)%	21.31%	14.65%
	Cumulative $	$100.00	$138.82	$145.62	$139.19	$168.85	$193.58
Peer Group	Return %		40.14%	0.51%	(9.99)%	37.54%	16.97%
	Cumulative $	$100.00	$140.14	$140.87	$126.79	$174.39	$203.98

The Peer Group consists of A.O. Smith Corp. (AOS), Badger Meter, Inc. (BMI), CIRCOR International, Inc. (CIR), CLARCOR Inc. (CLC), ESCO Technologies Inc. (ESE), Franklin Electric Co, Inc. (FELE), Gorman-Rupp Company (GRC), Itron, Inc. (ITRI), Lindsay Corporation (LNN), Perma-Pipe International Holdings, Inc. (PPIH), Mueller Water Products (MWA), Northwest Pipe Company (NWPX) , Rexnord Corporation (RXN), Sun Hydraulics Corporation (SNHY) and Watts Water Technologies, Inc. (WTS).

The following table provides information about the Company's purchases during the quarter ended December 31, 2017 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
	(In thousands)
October 1, 2017 - October 31, 2017	13,971	$43.22	111,922	288,078
November 1, 2017 - November 30, 2017	—	—	111,922	288,078
December 1, 2017 - December 31, 2017	2,698	47.80	114,620	285,380
Total as of December 31, 2017	16,669		114,620	285,380

ITEM 6. SELECTED FINANCIAL DATA

BADGER METER, INC.
Ten Year Summary of Selected Consolidated Financial Data

	Years ended December 31,
(In thousands except per share data)	2017	2016	2015	2014	2013	2012	2011	2010	2009	2008
Operating results
Net sales	$402,440	393,761	377,698	364,768	334,122	319,660	262,915	276,634	250,337	279,552
Research and development	$10,596	10,597	10,645	9,496	10,504	9,567	8,086	7,164	6,910	7,136
Earnings from continuing operations before income taxes	$55,622	49,844	41,152	44,912	38,009	43,471	27,349	44,438	42,333	39,555
Earnings from continuing operations	$34,571	32,295	25,938	29,678	24,617	28,032	19,161	28,662	26,780	25,084
Earnings from discontinued operations (1)	$ n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	7,390	n/a
Net earnings	$34,571	32,295	25,938	29,678	24,617	28,032	19,161	28,662	34,170	25,084
Earnings from continuing operations to sales	8.6%	8.2%	6.9%	8.1%	7.4%	8.8%	7.3%	10.4%	10.7%	9.0%
Per Common share (2)
Basic earnings from continuing operations	$1.20	1.12	0.90	1.04	0.86	0.98	0.64	0.96	0.91	0.86
Basic earnings from discontinued operations (1)	$ n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	0.25	n/a
Total basic earnings	$1.20	1.12	0.90	1.04	0.86	0.98	0.64	0.96	1.16	0.86
Diluted earnings from continuing operations	$1.19	1.11	0.90	1.03	0.85	0.98	0.64	0.96	0.90	0.85
Diluted earnings from discontinued operations (1)	$ n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	0.25	n/a
Total diluted earnings	$1.19	1.11	0.90	1.03	0.85	0.98	0.64	0.96	1.14	0.85
Cash dividends declared: Common Stock	$0.49	0.43	0.39	0.37	0.35	0.33	0.30	0.26	0.23	0.20
Price range - high	$52.10	39.36	32.94	30.46	28.18	24.30	22.74	22.75	22.45	31.37
Price range - low	$34.40	26.40	25.82	23.24	20.94	14.65	13.43	16.29	11.25	8.79
Closing price	$47.80	36.95	29.30	29.68	27.25	23.71	14.72	22.11	19.91	14.51
Book value *	$9.53	8.80	8.00	7.41	6.82	5.98	5.93	5.60	4.82	3.75
Shares outstanding at year-end (2)
Common Stock	29,119	29,119	29,050	28,922	28,824	28,628	30,246	30,096	29,946	29,616
Financial position
Working capital *	$65,514	75,174	44,784	34,030	29,122	27,294	78,782	64.658	60,419	35,740
Current ratio *	1.7 to 1	2.0 to 1	1.4 to 1	1.3 to 1	1.3 to 1	1.3 to 1	4.5 to 1	3.0 to 1	3.3 to 1	1.7 to 1
Net cash provided by operations	$49,751	56,185	35,831	35,735	34,818	34,802	31,317	18,396	36,588	26,143
Capital expenditures	$15,069	10,596	19,766	12,332	14,311	8,202	5,336	9,238	7,750	13,237
Total assets	$391,727	349,699	355,480	341,158	316,058	290,453	218,910	215,864	191,016	195,358
Short-term and current portion of long-term debt	$44,550	37,950	71,360	75,927	70,045	66,730	1,790	12,878	8,003	19,670
Long-term debt	$ n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	5,504
Shareholders' equity	$277,452	256,209	232,275	214,331	196,563	171,247	179.281	168.383	144,461	111,023
Debt as a percent of total debt and equity *	13.8%	12.9%	23.5%	26.2%	26.3%	28.0%	1.0%	7.1%	5.2%	18.5%
Return on shareholders' equity *	12.5%	12.6%	11.2%	13.8%	12.5%	16.4%	10.7%	17.0%	18.5%	22.6%
Price/earnings ratio *	40.2	33.3	32.6	28.8	32.1	24.3	23.2	23.2	22.2	17.2

(1) In 2009, discontinued operations represented the recognition of previously unrecognized tax benefits for certain deductions that were taken on prior tax returns related to the shutdown of the Company's French operations.

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

Municipal water, the largest category by sales volume, includes mechanical and ultrasonic (electronic) water meters and related technologies and services used by municipal water utilities as the basis for generating water and wastewater revenues. The key market for the Company’s municipal water meter products is North America, primarily the United States, because most of the Company's meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The majority of water meters sold by the Company continues to be mechanical in nature. In recent years, the Company has made inroads in selling ultrasonic water meters. The development of smaller diameter ultrasonic water meters combined with advanced radio technology now provides the Company with the opportunity to sell into other geographical markets, for example Europe, the Middle East and South America. In the municipal water category, sales of water meters and related technologies and services are also commonly referred to as residential or commercial water meter sales, the latter referring to larger sizes of water meters.

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

Residential and commercial water meters are generally classified as either manually read meters or remotely read meters via radio technology. A manually read meter consists of a water meter and a register that provides a visual totalized meter reading. Meters equipped with radio technology (endpoints) receive flow measurement data from encoder registers attached to the water meter, which is encrypted and transmitted via radio frequency to a receiver that collects and formats the data appropriately for water utility billing systems. These remotely read, or mobile, systems are either automatic meter reading (AMR) systems, where a vehicle equipped for meter reading purposes, including a radio receiver, computer and reading software, collects the data from utilities’ meters; or fixed network advanced metering infrastructure (AMI) systems, where data is gathered utilizing a cellular network, which is a network of permanent data collectors or gateway receivers that are always active or listening for the radio transmission from the utilities’ meters. AMI systems eliminate the need for utility personnel to drive through service territories to collect data from the meters. These systems provide the utilities with more frequent and diverse data from their meters at specified intervals.

The ORION family of radio endpoints provides water utilities with a range of industry-leading options for meter reading. These include ORION Migratable (ME) for mobile meter reading, ORION (SE) for traditional fixed network applications, and ORION Cellular for infrastructure-free fixed network meter reading. ORION Migratable makes the migration to fixed network easier for utilities that prefer to start with mobile reading and later adopt fixed network communications, allowing utilities to choose a solution for their current needs and be positioned for their future operational changes. ORION

Cellular eliminates the need for utility-owned fixed network infrastructure, allows for rapid deployment and decreases ongoing maintenance.

Critical to the water metering ecosystem is information and analytics. The Company’s BEACON Advanced Metering Analytics (AMA) managed solution is the latest in metering technology. BEACON AMA combines the BEACON analytical software suite with proven ORION technologies using two-way cellular-based fixed networks in a managed solution, improving utilities’ visibility of their water consumption and eliminating the need for costly utility-managed infrastructure.

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

Water meter replacement and the adoption and deployment of new technology comprise the majority of water meter product sales, including radio products. To a much lesser extent, housing starts also contribute to the new product sales base. Over the last decade, there has been a growing trend in the conversion from manually read water meters to radio technology. This conversion rate is accelerating and contributes to an increased water meter and radio solutions base of business. The Company estimates that approximately 55% to 60% of water meters installed in the United States have been converted to a radio solutions technology. The Company’s strategy is to fulfill customers’ metering expectations and requirements with its proprietary meter reading systems or other systems available through its alliance partners in the marketplace.

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

Industries today face accelerating demands to contain costs, reduce product variability, and meet ever-changing safety, regulatory and sustainability requirements. To address these challenges, customers must reap more value from every component in their systems. This system-wide scrutiny has heightened the focus on flow instrumentation in industrial process, manufacturing, commercial fluid, building automation and precision engineering applications where flow measurement and control are critical.

An industry leader in both mechanical and electronic flow metering technologies, the Company offers one of the broadest flow measurement, control and communication portfolios in the market. The portfolio carries respected brand names including Recordall, E-Series, ORION, Hedland, Dynasonics, Blancett, and Research Control, and includes eight of the ten major flow meter technologies. Customers rely on the Company for application-specific solutions that deliver accurate, timely and dependable flow data and control essential for product quality, cost control, safer operations, regulatory compliance and more sustainable operations.

Business Trends

Increasingly, the electric utility industry relies on AMI technology for two-way communication to monitor and control electrical devices at the customer's site. Although the Company does not sell products for electric market applications, the trend toward AMI affects the markets in which the Company does participate, particularly for those customers in the water utility market that are interested in more frequent and diverse data collection. Specifically, AMI and AMA technologies enable water utilities to capture readings from each meter at more frequent and variable intervals. Similar to the electric utility industry’s conversion to solid-state meters in recent years, the water utility industry is beginning the conversion from mechanical to ultrasonic (electronic) meters. Ultrasonic water metering has lower barriers to entry, which could affect the competitive landscape for the water meter market in North America.

The Company sells its technology solutions to meet customer requirements. Since the technology products have comparable margins, any change in the mix between AMR, AMI or AMA is not expected to have a significant impact on the Company's net sales related to meter reading technology.

There are approximately 52,000 water utilities in the United States and the Company estimates that approximately 55% to 60% of them have converted to a radio solutions technology. With the BEACON AMA managed solution and its wide breadth of water meters, the Company believes it is well positioned to meet customers' future needs.

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

Acquisitions

On November 1, 2017, the Company acquired certain assets of Utility Metering Services, Inc.'s business Carolina Meter & Supply ("Carolina Meter") of Wilmington, North Carolina, which was one of the Company's distributors serving North Carolina, South Carolina and Virginia.

The total purchase consideration for the Carolina Meter assets was $6.2 million, which included $2.0 million in cash and settlement of $4.2 million of pre-existing Company receivables. The Company's preliminary allocation of the purchase price at December 31, 2017 included $0.6 million of receivables, $0.3 million of inventory, $3.3 million of intangibles and $2.0 million of goodwill. As of December 31, 2017, the Company had not completed its analysis for estimating the fair value of the assets acquired. This acquisition is further described in Note 3 “Acquisitions” in the Notes to Consolidated Financial Statements.

On May 1, 2017, the Company acquired 100% of the outstanding common stock of D-Flow Technology AB ("D-Flow") of Luleå, Sweden. The D-Flow acquisition facilitates the continued advancement of the existing E-Series® ultrasonic product line while also adding a technology center for the Company.

The purchase price was approximately $23.2 million in cash, plus a small working capital adjustment. The purchase price included $5.4 million in payments that are anticipated to be made in 2018 which are recorded in payables and other accrued liabilities on the Consolidated Balance Sheets at December 31, 2017. The Company's preliminary allocation of the purchase price included approximately $0.3 million of receivables, $0.6 million of inventory, $0.2 million of property, plant and equipment, $10.9 million of intangibles and $11.8 million of goodwill. The Company also assumed $0.6 million of liabilities as part of the acquisition. As of December 31, 2017, the Company had not completed its analysis for estimating the fair value of the assets acquired. This acquisition is further described in Note 3 “Acquisitions” in the Notes to Consolidated Financial Statements.

On October 20, 2016, the Company acquired certain assets of Precision Flow Measurement, Inc., doing business as Nice Instrumentation, of Manalapan Township, New Jersey. The acquisition adds a new technology for the measurement of steam to the Company's HVAC line of products.

The total purchase consideration for the Nice Instrumentation assets was $2.0 million, which included a $0.2 million payment after the first production run that occurred in January 2017. The Company's preliminary allocation of the purchase price at December 31, 2016 included approximately $15,000 of inventory and equipment, $0.7 million of intangibles and $1.3 million of goodwill. In 2017, the Company completed its analysis for estimating the fair value of the assets acquired with no additional adjustments. This acquisition is further described in Note 3 “Acquisitions” in the Notes to Consolidated Financial Statements.

On August 17, 2015, the Company acquired certain assets of United Utilities, Inc. of Smyrna, Tennessee, which was one of the Company's distributors serving Tennessee and Georgia.

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

RESULTS OF OPERATIONS

Net Sales

Net sales in 2017 increased $8.6 million, or 2.2%, to $402.4 million from $393.8 million in 2016. The overall increase was the result of higher flow instrumentation sales and slightly higher municipal water sales.

Municipal water sales represented 76.3% of total sales in 2017. These sales increased $2.4 million, or 0.8%, to $306.9 million in 2017 compared to $304.5 million in 2016. The increase was primarily the result of higher commercial water meter sales. Sales of residential meters and related technologies were favorably impacted by the inclusion of sales from D-Flow and incremental sales from Carolina Meter, both of which were acquired in 2017. Sales of other residential related products decreased slightly between years due to delays of anticipated municipal projects. Overall, residential sales increased 0.4% while commercial sales increased 2.7%, the latter due to slightly higher volumes.

Flow instrumentation sales represented 23.7% of sales in 2017. These sales increased $6.2 million, or 6.9%, to $95.5 million from $89.3 million in 2016. The increase in sales was primarily due to a rebound in the oil and gas market as well as strengthening of industrial markets in general as the Company continues to broaden its distribution channels.

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

International sales for municipal water meters and related technologies are generally made to customers in Canada and Mexico, which use similar mechanical technology and standards as customers in the U.S. The recent introduction of ultrasonic meters allows the Company greater opportunities in other parts of the world, particularly in the Middle East. International sales for flow instrumentation are generally made throughout the world. In Europe, sales are made primarily in Euros. Other international sales are made in U.S. dollars or local currencies.

International sales increased 1.5% to $46.7 million in 2017 from $45.9 million in 2016. Higher sales in most parts of the world were offset somewhat by lower sales in Canada and the Middle East, the latter of which tends to be sporadic.

International sales decreased 16.8% to $45.9 million in 2016 from $55.2 million in 2015 due primarily to lower sales in Mexico and the Middle East.

Gross Margins

Gross margins as a percentage of sales were 38.7%, 38.2% and 35.9% for 2017, 2016 and 2015, respectively. The slight increase in the 2017 gross margin over the 2016 gross margin was due to better pricing and product mix, offset somewhat by higher commodity expenses, particularly brass costs.

The increase in the 2016 gross margin over the 2015 gross margin was due to better product mix, higher volumes and the resulting impact on capacity utilization, and lower brass costs.

Operating Expenses

Selling, engineering and administration expenses in 2017 were $100.1 million, or 0.3% higher than expenses of $99.8 million in 2016. The slight increase was the net impact of costs associated with added employees from acquisitions, the related amortization of the intangibles from those transactions and normal inflationary increases, offset somewhat by lower healthcare costs. Included in 2017 expenses was a pretax charge of $0.6 million for non-cash pension settlements compared to $1.5 million in 2016.

Selling, engineering and administration expenses in 2016 were $99.8 million, or 6.9% higher than expenses of $93.4 million in 2015. The increase was due primarily to higher employee incentive costs due to better financial results, higher software amortization charges and higher professional expenses. Included in 2016 expenses was a pretax charge of $1.5 million for non-cash pension settlements compared to $0.8 million in 2015.

Operating Earnings

Operating earnings in 2017 increased $4.8 million, or 9.6%, to $55.6 million from $50.8 million in 2016. The increase was the result of higher sales and gross margin, offset slightly by higher selling, engineering and administration expenses.

Operating earnings in 2016 increased $8.4 million, or 19.8%, to $50.8 million from $42.4 million in 2015. The increase was the result of higher sales and gross margin, offset somewhat by higher selling, engineering and administration expenses.

Interest Expense, Net

Interest expense, net was $0.8 million in 2017 compared to $0.9 million in 2016 and $1.2 million in 2015. The slight decrease from 2016 to 2017 was impacted by the timing of cash flows. The decline in 2016 from 2015 was due to lower average debt balances.

Income Taxes

Income taxes as a percentage of earnings before income taxes were 37.0%, 35.2% and 37.0% for 2017, 2016 and 2015, respectively. The variances in all three years presented were due primarily to the changes in both state taxes, which depend on each year’s sales mix, as well as the relationship between foreign and domestic income which are taxed at different rates. In addition, the 2017 percentage was impacted by the Tax Cuts and Jobs Act legislation that was signed into law in December 2017. This resulted in $0.8 million of expense associated with what is referred to as the transition tax on the Company's undistributed foreign earnings, offset by a credit of $0.8 million to recognize the federal rate change on the Company's net deferred tax liabilities. The Company believes that the Tax Cuts and Jobs Act legislation will have a favorable impact on future results due to the reduction of the stated federal tax rate from 35% to 21%. The federal tax rate is the main component of the Company’s overall effective tax rate.

Earnings and Diluted Earnings per Share

The increase in operating earnings was offset somewhat by the higher effective tax rate resulting in net earnings of $34.6 million in 2017 compared to $32.3 million in 2016. On a diluted basis, earnings per share were $1.19 in 2017 compared to $1.11 in 2016.

Because of the increased operating earnings and the lower effective tax rate, net earnings were $32.3 million in 2016 compared to $25.9 million in 2015. On a diluted basis, earnings per share were $1.11 in 2016 compared to $0.90 in 2015.

LIQUIDITY AND CAPITAL RESOURCES

The main sources of liquidity for the Company are cash from operations and borrowing capacity. In addition, depending on market conditions, the Company may access the capital markets to strengthen its capital position and to provide additional liquidity for general corporate purposes. Cash provided by operations in 2017 was $49.8 million compared to $56.2 million in 2016. The lower amount in 2017 was driven by higher inventory balances at the end of 2017, offset somewhat by higher net earnings.

    Receivables at December 31, 2017 were $58.2 million compared to $59.8 million at the end of 2016. The decrease between years was due to a reduction in non-trade receivables. The December 31, 2016 balance included a large amount for income taxes receivable that does not exist at December 31, 2017. Trade receivables did increase slightly between years due to higher sales. The Company believes its net receivables balance is fully collectible.

Inventories at December 31, 2017 were $85.2 million compared to $77.7 million at December 31, 2016. The increase was a function of the timing of purchases and sales as well as the inclusion of the inventories of D-Flow and Carolina Meter, both acquired in 2017. Higher brass costs also contributed to the increase.

Property, plant and equipment increased primarily as a net result of capital expenditures, offset by depreciation expense. Capital expenditures totaled $15.1 million in 2017 compared to $10.6 million in 2016.

Intangible assets of $59.3 million at December 31, 2017 increased from $51.9 million at December 31, 2016. Goodwill increased from $49.3 million at December 31, 2016 to $67.4 million at December 31, 2017. The increases in both accounts were due to the acquisitions of D-Flow and the assets of Carolina Meter, with the change in intangible assets offset by normal amortization expense.

Short-term debt increased to $44.6 million at December 31, 2017 from $38.0 million at December 31, 2016 due to the acquisition of D-Flow and the asset purchase of Carolina Meter. At the end of 2017, debt represented 13.8% of the Company’s total capitalization. None of the debt is secured by the Company’s assets.

Payables and other short term liabilities increased at December 31, 2017 to $28.6 million compared to $18.4 million at December 31, 2016. The December 31, 2017 balance includes approximately $5.4 million of Swedish krona denominated liabilities expected to be paid in 2018. The Company’s cash balances include a similar amount denominated in Swedish krona. This account also includes amounts paid by customers for future services, which increased between years. The remainder of the change was due to the timing of purchases and payments.

Accrued compensation and employee benefits increased to $15.5 million at December 31, 2017 from $13.9 million at December 31, 2016. The increase was due to higher employee incentives earned as a result of improved financial results.

The overall increase in total shareholders’ equity to $277.5 million at December 31, 2017 from $256.2 million at December 31, 2016 was principally the result of net earnings and stock options exercised, offset by dividends paid.

The Company’s financial condition remains strong. In September 2016, the Company amended its May 2012 credit agreement with its primary lender to a three-year $120.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit. While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of December 31, 2017. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $88.8 million of unused credit lines available at December 31, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements at December 31, 2017.

CONTRACTUAL OBLIGATIONS

In 2010, the Company restructured the outstanding debt of its Employee Savings and Stock Option Plan (the “ESSOP”) by loaning the ESSOP $0.5 million to repay a loan to a third party and loaning the ESSOP an additional $1.0 million to purchase additional shares of the Company's Common Stock for future 401(k) savings plan matches under a program that will expire on December 31, 2020. Under this program, the Company agreed to pay the principal and interest on the new loan amount of $1.5 million. The receivable from the ESSOP and the related obligation were therefore netted to zero on the Company's Consolidated Balance Sheets at December 31, 2017 and 2016. The terms of the loan call for equal payments of principal with the final payment due on December 31, 2020. At December 31, 2017, $0.5 million of the loan balance remains.

The following table includes the Company's significant contractual obligations as of December 31, 2017. There are no material undisclosed guarantees.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Beyond
	(In thousands)
Short-term debt	$44,550	$44,550	$—	$—	$—
Operating leases	12,230	2,448	3,761	2,696	3,325
Total contractual obligations	$56,780	$46,998	$3,761	$2,696	$3,325

Other than items included in the preceding table, as of December 31, 2017, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and postretirement plans which are discussed in detail in Note 7 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2017 Annual Report on Form 10-K.  As of the most recent actuarial measurement date, the Company is not required to make a minimum contribution for its pension plan for the 2018 calendar year. Postretirement medical claims are paid by the Company as they are submitted, and they are anticipated to be $0.4 million in 2018 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's accounting policies are more fully described in Note 1 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2017 Annual Report on Form 10-K. As discussed in Note 1, the preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company's more significant estimates relate primarily to the following judgmental reserves: allowance for doubtful accounts, reserve for obsolete inventories, and warranty and after-sale costs reserve. Each of these reserves is evaluated quarterly and is reviewed with the Company's internal Disclosure Committee and the Audit and Compliance Committee of the Board of Directors. The basis for the reserve amounts is determined by analyzing the anticipated exposure for each account, and then selecting the most likely amount based upon historical experience and various other considerations that are believed to be reasonable under the circumstances. These methods have been used for all years in the presented financials and have been used consistently throughout each year. Actual results may differ from these estimates if actual experiences vary from the Company's assumptions.

The criteria used for calculating each of the reserve amounts vary by type of reserve. For the allowance for doubtful accounts reserve, significant past due balances are individually reviewed for collectability, while the balance of accounts are reviewed in conjunction with applying historical write-off ratios. The calculation for the obsolete inventories reserve is determined by analyzing the relationship between the age and quantity of items on hand versus estimated usage to determine if excess quantities exist. The calculation for warranty and after-sale costs reserve uses criteria that include known potential problems on past sales as well as historical claim experience and current warranty trends. The changes in the balances of these reserves at December 31, 2017 compared to the prior year were due to normal business conditions and are not deemed to be significant. While the Company continually tries to improve its estimates, no significant changes in the underlying processes are expected for 2018.

The Company also uses estimates in four other significant areas: (i) pension and other postretirement obligations and costs, (ii) stock-based compensation, (iii) income taxes, and (iv) evaluating goodwill at least annually for impairment. The actuarial valuations of benefit obligations and net periodic benefit costs rely on key assumptions including discount rates and long-term expected returns on plan assets. As of December 31, 2017, we changed the approach utilized to estimate the service and interest cost components of net periodic benefit cost for our defined benefit pension and other postretirement benefit plans. Historically, we estimated the service and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. As of December 31, 2017, the Company utilized a spot rate approach for the estimation of service and interest cost for our plans by applying specific spot rates along the yield curve to the relevant projected cash flows, to provide a better estimate of future service and interest costs.  This change does not affect the measurement of total benefit obligations.  The change will be accounted for as a change in estimate that is inseparable from a change in accounting principle and, accordingly, will be accounted for prospectively starting in fiscal year 2018.  Service and interest costs are expected to be $76,000 and $27,000 lower in 2018 for our defined benefit pension and other postretirement benefit plans, respectively, as a result of using the spot rate approach compared to the historical approach.

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

OTHER MATTERS

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2017, 2016 and 2015 were not material.

See the “Special Note Regarding Forward Looking Statements” at the front of this Annual Report on Form 10-K and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of risks and uncertainties that could impact the Company's financial performance and results of operations.

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

The Company's ability to generate operating income and to increase profitability depends somewhat on the general health of the United States and foreign economies, including to some extent such things as the length and severity of global economic downturns; the timing and size of governmental programs such as stimulus fund programs, as well as the impact of government budget cuts or partial shutdowns of governmental operations; international or civil conflicts that affect international trade; the ability of municipal water utility customers to authorize and finance purchases of the Company's products; the Company's ability to obtain financing; housing starts in the United States; and overall industrial activity. In addition, changes in governmental laws and regulations, particularly laws dealing with the content or handling of materials, customs or trade practices, may impact the results of operations. These factors are largely beyond the Company's control and depend on the economic condition and regulatory environment of the geographic region of the Company's operations.

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

The Company's foreign currency risk relates to the sales of products to foreign customers and purchases of material from foreign vendors. The Company uses lines of credit with U.S. and European banks to offset currency exposure related to European receivables and other monetary assets. As of December 31, 2017 and 2016, the Company's foreign currency net monetary assets were partially offset by comparable debt resulting in no material exposure to the results of operations. The Company believes the effect of a change in foreign currency rates will not have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

The Company typically does not hold or issue derivative instruments and has a policy specifically prohibiting the use of such instruments for trading purposes.

The Company's short-term debt on December 31, 2017 was floating rate debt with market values approximating carrying value. Future annual interest costs for short-term debt will fluctuate based upon short-term interest rates. For the short-term debt on hand on December 31, 2017, the effect of a 1% change in interest rates is approximately $0.4 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is set forth in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in this 2017 Annual Report on Form 10-K.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, the Company's management believes that, as of December 31, 2017, the Company's internal control over financial reporting was effective based on those criteria.

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

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Badger Meter, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Badger Meter, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Badger Meter, Inc. ("the Company") maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 28, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
February 28, 2018

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Badger Meter, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Badger Meter, Inc. ("the Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as Badger Meter, Inc.’s auditor since 1927.

Milwaukee, Wisconsin
February 28, 2018

BADGER METER, INC.
Consolidated Balance Sheets

	December 31,
	2017	2016
Assets	(Dollars in thousands)
Current assets:
Cash	$11,164	$7,338
Receivables	58,210	59,818
Inventories:
Finished goods	23,125	18,087
Work in process	22,035	17,157
Raw materials	40,012	42,457
Total inventories	85,172	77,701
Prepaid expenses and other current assets	4,077	6,155
Total current assets	158,623	151,012
Property, plant and equipment, at cost:
Land and improvements	9,119	9,068
Buildings and improvements	67,604	65,230
Machinery and equipment	135,762	126,680
	212,485	200,978
Less accumulated depreciation	(118,884)	(110,784)
Net property, plant and equipment	93,601	90,194
Intangible assets, at cost less accumulated amortization	59,326	51,872
Other assets	9,897	6,607
Deferred income taxes	2,856	700
Goodwill	67,424	49,314
Total assets	$391,727	$349,699
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$44,550	$37,950
Payables and other current liabilities	28,601	18,350
Accrued compensation and employee benefits	15,509	13,861
Warranty and after-sale costs	3,367	2,779
Income and other taxes	1,082	2,898
Total current liabilities	93,109	75,838
Other long-term liabilities	4,073	4,019
Deferred income taxes	3,434	1,901
Accrued non-pension postretirement benefits	5,703	5,753
Other accrued employee benefits	7,956	5,979
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common Stock, $1 par; authorized 40,000,000 shares; issued 37,164,698 shares in 2017 and 37,121,618 shares in 2016	37,165	37,122
Capital in excess of par value	32,182	28,022
Reinvested earnings	244,224	223,876
Accumulated other comprehensive loss	(10,893)	(11,635)
Less: Employee benefit stock	(460)	(614)
Treasury stock, at cost; 8,046,166 shares in 2017 and 8,003,086 shares in 2016	(24,766)	(20,562)
Total shareholders’ equity	277,452	256,209
Total liabilities and shareholders’ equity	$391,727	$349,699
See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Operations

	Years ended December 31,
	2017	2016	2015
	(In thousands except per share amounts)
Net sales	$402,440	$393,761	$377,698
Cost of sales	246,694	243,185	241,922
Gross margin	155,746	150,576	135,776
Selling, engineering and administration	100,124	99,811	93,407
Operating earnings	55,622	50,765	42,369
Interest expense, net	789	921	1,217
Earnings before income taxes	54,833	49,844	41,152
Provision for income taxes	20,262	17,549	15,214
Net earnings	$34,571	$32,295	$25,938

Earnings per share:
Basic	$1.20	$1.12	$0.90

Diluted	$1.19	$1.11	$0.90

Shares used in computation of earnings per share:
Basic	28,927	28,887	28,759
Impact of dilutive securities	184	163	135
Diluted	29,111	29,050	28,894
See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net earnings	$34,571	$32,295	$25,938
Other comprehensive income :
Foreign currency translation adjustment	1,844	(328)	(847)
Pension and postretirement benefits, net of tax	(1,102)	1,473	(77)
Comprehensive income	$35,313	$33,440	$25,014
See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Operating activities:
Net earnings	$34,571	$32,295	$25,938
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	12,056	10,715	9,993
Amortization	12,342	11,727	10,606
Deferred income taxes	(4,100)	710	(3,023)
Contributions to pension plan	(825)	(1,000)	—
Noncurrent employee benefits	714	660	1,261
Stock-based compensation expense	1,725	1,537	1,541
Changes in:
Receivables	(967)	(3,561)	(5,511)
Inventories	(6,167)	955	(7,116)
Prepaid expenses and other current assets	(6,237)	(961)	(1,632)
Liabilities other than debt	6,639	3,108	3,774
Total adjustments	15,180	23,890	9,893
Net cash provided by operations	49,751	56,185	35,831
Investing activities:
Property, plant and equipment additions	(15,069)	(10,596)	(19,766)
Acquisitions, net of cash acquired	(20,376)	(1,800)	(1,907)
Net cash used for investing activities	(35,445)	(12,396)	(21,673)
Financing activities:
Net increase (decrease) in short-term debt	6,376	(33,096)	(3,960)
Dividends paid	(14,215)	(12,461)	(11,261)
Proceeds from exercise of stock options	1,215	568	1,641
Tax benefit on stock options	—	—	141
Purchase of common stock for treasury stock	(4,402)	—	—
Issuance of treasury stock	600	518	470
Net cash used for financing activities	(10,426)	(44,471)	(12,969)
Effect of foreign exchange rates on cash	(54)	(143)	318
Increase (decrease) in cash	3,826	(825)	1,507
Cash — beginning of year	7,338	8,163	6,656
Cash — end of year	$11,164	$7,338	$8,163
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$17,912	$19,723	$18,167
Interest	$867	$952	$1,246
Non cash transaction:
Settlement of Carolina Meter & Supply payables prior to the acquisition	$4,176	$—	$—
Settlement of United Utilities payables prior to the acquisition	$—	$—	$2,866
See accompanying notes.

BADGER METER, INC.
Consolidated Statements of Shareholders’ Equity

	Years ended December 31,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Employee benefit stock	Treasury stock	Total
	(In thousands except per share amounts)
Balance, December 31, 2014	$41,046	$27,830	$189,365	$(11,856)	$(922)	$(31,132)	$214,331
Net earnings	—	—	25,938	—	—	—	25,938
Pension and postretirement benefits (net of $(122) tax effect)	—	—	—	(77)	—	—	(77)
Foreign currency translation	—	—	—	(847)	—	—	(847)
Cash dividends of $0.39 per share	—	—	(11,259)	—	—	—	(11,259)
Stock options exercised	57	1,517	—	—	—	67	1,641
Tax benefit on stock options and dividends	—	141	—	—	—	—	141
ESSOP transactions	—	242	—	—	154	—	396
Stock-based compensation	—	1,541	—	—	—	—	1,541
Issuance of treasury stock (70 shares)	—	355	—	—	—	115	470
Balance, December 31, 2015	41,103	31,626	204,044	(12,780)	(768)	(30,950)	232,275
Net earnings	—	—	32,295	—	—	—	32,295
Pension and postretirement benefits (net of $1,019 tax effect)	—	—	—	1,473	—	—	1,473
Foreign currency translation	—	—	—	(328)	—	—	(328)
Cash dividends of $0.43 per share	—	—	(12,463)	—	—	—	(12,463)
Stock options exercised	19	528	—	—	—	22	569
Tax benefit on stock options and dividends	—	(110)	—	—	—	—	(110)
ESSOP transactions	—	289	—	—	154	—	443
Stock-based compensation	—	1,537	—	—	—	—	1,537
Retirement of treasury stock	(4,000)	(6,260)	—	—	—	10,260	—
Issuance of treasury stock (41 shares)	—	412	—	—	—	106	518
Balance, December 31, 2016	37,122	28,022	223,876	(11,635)	(614)	(20,562)	256,209
Net earnings	—	—	34,571	—	—	—	34,571
Pension and postretirement benefits (net of $292 tax effect)	—	—	—	(1,102)	—	—	(1,102)
Foreign currency translation	—	—	—	1,844	—	—	1,844
Cash dividends of $0.49 per share	—	—	(14,223)	—	—	—	(14,223)
Stock options exercised	43	1,798	—	—	—	30	1,871
ESSOP transactions	—	205	—	—	154	—	359
Stock-based compensation	—	1,725	—	—	—	—	1,725
Purchase of common stock for treasury stock	—	—	—	—	—	(4,402)	(4,402)
Issuance of treasury stock (61 shares)	—	432	—	—	—	168	600
Balance, December 31, 2017	37,165	32,182	244,224	(10,893)	(460)	(24,766)	277,452

*	Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes.

BADGER METER, INC.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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

Municipal water, the largest category by sales volume, includes mechanical and ultrasonic (electronic) water meters and related technologies and services used by municipal water utilities as the basis for generating water and wastewater revenues. The key market for the Company’s municipal water meter products is North America, primarily the United States, because most of the Company's meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The majority of water meters sold by the Company continues to be mechanical in nature. In recent years, the Company has made inroads in selling ultrasonic water meters. The development of smaller diameter ultrasonic water meters combined with advanced radio technology now provides the Company with the opportunity to sell into other geographical markets, for example Europe, the Middle East and South America. In the municipal water category, sales of water meters and related technologies and services are also commonly referred to as residential or commercial water meter sales, the latter referring to larger sizes of water meters.

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

	Balance at beginning of year	Provision and reserve adjustments	Write-offs less recoveries	Balance at end of year
	(In thousands)
2017	$425	$285	$(323)	$387
2016	$477	$2	$(54)	$425
2015	$811	$(152)	$(182)	$477

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2017, 2016 and 2015

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company estimates and records provisions for obsolete inventories. Changes to the Company's obsolete inventories reserve are as follows:

	Balance at beginning of year	Net additions charged to earnings	Disposals	Balance at end of year
	(In thousands)
2017	$3,639	$1,295	$(1,053)	$3,881
2016	$3,836	$1,017	$(1,214)	$3,639
2015	$3,314	$2,530	$(2,008)	$3,836

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets by the straight-line method. The estimated useful lives of assets are: for land improvements, 15 years; for buildings and improvements, 10 to 39 years; and for machinery and equipment, 3 to 20 years.

Capitalized Software and Hardware

Capitalized internal use software and hardware included in other assets in the Consolidated Balance Sheets were $6.0 million and $3.3 million at December 31, 2017 and 2016, respectively. These amounts are amortized on a straight-line basis over the estimated useful lives of the software and/or hardware, ranging from 1 to 5 years. Amortization expense recognized for the years ending December 31, 2017, 2016 and 2015 was $2.8 million, $3.1 million and $2.4 million, respectively.

Long-Lived Assets

Property, plant and equipment and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. No adjustments were recorded as a result of these reviews during 2017, 2016 and 2015.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2017, 2016 and 2015

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 20 years. The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense recognized for 2017 was $6.8 million compared to $6.1 million in 2016 and 2015. Amortization expense expected to be recognized is $7.2 million in 2018, $6.9 million in 2019, $6.7 million in 2020, $6.6 million in 2021, $5.6 million in 2022 and $26.4 million thereafter. The carrying value and accumulated amortization by major class of intangible assets are as follows:

	December 31, 2017		December 31, 2016
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(In thousands)
Technologies	$47,647	$21,882	$47,657	$18,970
Intellectual property	10,000	333	—	—
Non-compete agreements	2,322	1,923	2,112	1,670
Licenses	650	475	650	458
Customer lists	8,023	2,011	4,923	1,698
Customer relationships	21,620	9,649	20,790	7,416
Trade names	9,595	4,258	9,475	3,523
Total intangibles	$99,857	$40,531	$85,607	$33,735

Goodwill

Goodwill is tested for impairment annually during the fourth fiscal quarter or more frequently if an event indicates that the goodwill might be impaired. Potential impairment is identified by comparing the fair value of a reporting unit with its carrying value. No adjustments were recorded to goodwill as a result of these reviews during 2017, 2016 and 2015.

Goodwill was $67.4 million and $49.3 million at December 31, 2017 and 2016, respectively. The increases resulted from the asset purchase of Carolina Meter & Supply of Wilmington, North Carolina in 2017 and the acquisition of D-Flow Technology AB of Luleå, Sweden in 2017. These acquisitions are further described in Note 3 “Acquisitions.”

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
December 31, 2017, 2016 and 2015

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

	Balance at beginning of year	Net additions charged to earnings	Adjustments to pre-existing warranties	Costs incurred	Balance at end of year
	(In thousands)
2017	$2,779	$4,520	$(439)	$(3,493)	$3,367
2016	$3,133	$3,559	$(554)	$(3,359)	$2,779
2015	$1,739	$1,559	$1,278	$(1,443)	$3,133

Research and Development

Research and development costs are charged to expense as incurred and amounted to $10.6 million in 2017, 2016 and 2015.

 Stock-Based Compensation Plans

As of December 31, 2017, the Company has an Omnibus Incentive Plan under which 1,400,000 shares are reserved for restricted stock and stock option grants for employees as well as stock grants for directors as described in Note 5 “Stock Compensation.” The plan was originally approved in 2011 and replaced all prior stock-based plans except for shares and options previously issued under those plans.

The Company recognizes the cost of stock-based awards in net earnings for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. The Company estimates the fair value of its option awards using the Black-Scholes option-pricing formula, and records compensation expense for stock options ratably over the stock option grant's vesting period. The Company values restricted stock and stock grants for directors on the closing price of the Company's stock on the day the grant was awarded. Total stock compensation expense recognized by the Company was $1.8 million for 2017, $1.6 million for 2016 and $1.5 million for 2015.

Healthcare

The Company estimates and records provisions for healthcare claims incurred but not reported, based on medical cost trend analysis, reviews of subsequent payments made and estimates of unbilled amounts.

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss at December 31, 2017 are as follows:

	Pension and postretirement benefits	Foreign currency	Total
		(In thousands)
Balance at beginning of period	$(10,495)	$(1,140)	$(11,635)
Other comprehensive income before reclassifications	—	1,844	1,844
Amounts reclassified from accumulated other comprehensive loss, net of tax of $0.3 million	(1,102)	—	(1,102)
Net current period other comprehensive (loss) income, net	(1,102)	1,844	742
Accumulated other comprehensive (loss) income	$(11,597)	$704	$(10,893)

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2017, 2016 and 2015

Details of reclassifications out of accumulated other comprehensive loss during 2017 are as follows:

Amount reclassified from accumulated other comprehensive loss
(In thousands)
Amortization of employee benefit plan items:
Prior service cost (1)	$(25)
Settlement expense (1)	641
Actuarial loss (1)	(2,010)
Total before tax	(1,394)
Income tax impact	292
Amount reclassified out of accumulated other comprehensive loss	$(1,102)

(1)	These accumulated other comprehensive loss components are included in the computation of benefit plan costs in Note 7 “Employee Benefit Plans.”

Components of accumulated other comprehensive loss at December 31, 2016 are as follows:

	Pension and postretirement benefits	Foreign currency	Total
	(In thousands)
Balance at beginning of period	$(11,968)	$(812)	$(12,780)
Other comprehensive income before reclassifications	—	(328)	(328)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(1.0) million	1,473	—	1,473
Net current period other comprehensive income (loss), net	1,473	(328)	1,145
Accumulated other comprehensive loss	$(10,495)	$(1,140)	$(11,635)

Details of reclassifications out of accumulated other comprehensive loss during 2016 are as follows:

Amount reclassified from accumulated other comprehensive loss
(In thousands)
Amortization of employee benefit plan items:
Prior service cost (1)	$(25)
Settlement expense (1)	1,510
Actuarial loss (1)	1,007
Total before tax	2,492
Income tax impact	(1,019)
Amount reclassified out of accumulated other comprehensive loss	$1,473

(1)	These accumulated other comprehensive loss components are included in the computation of benefit plan costs in Note 7 “Employee Benefit Plans.”

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2017, 2016 and 2015

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

New Pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220)." Under existing U.S. generally accepted accounting principles, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company’s provisional adjustments recorded in 2017 to account for the impact of the Tax Cuts and Jobs Act resulted in stranded tax effects. The Company is currently evaluating the timing and impact of adopting ASU 2018-02.

In May 2017, the FASB issued ASU 2017-09 “Compensation - Stock Compensation (Topic 718),” which clarifies when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance is effective on a prospective basis beginning on January 1, 2018 and early adoption is permitted. The Company does not expect the adoption of this standard to have an impact on its consolidated financial statements as it is not the Company’s practice to change the terms or conditions of share-based payment awards after they are granted.

In March 2017, the FASB issued ASU 2017-07 “Compensation - Retirement Benefits (Topic 715),” which changes the presentation of defined benefit and post-retirement benefit plan expense on the income statement by requiring separation between operating and non-operating expense. Under the ASU, the service cost of net periodic benefit expense is an operating expense that will be reported with similar compensation costs. The non-operating components, which include all other components of net periodic benefit expense, are reported outside of operating income. The ASU also stipulates that only the service cost component of pension and postretirement benefit costs is eligible for capitalization. The ASU is effective for the Company beginning on January 1, 2018. Application is retrospective for the presentation of the components of these benefit costs and prospective for the capitalization of service costs. The Company's net periodic benefit cost components are disclosed in Note 3 "Employee Benefit Plans."

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2017, 2016 and 2015

In January 2017, the FASB issued ASU 2017-04 "Intangibles - Goodwill and Other (Topic 350)." The update requires a single-step quantitative test to measure potential impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment can still be completed first for an entity to determine if a quantitative impairment test is necessary. The ASU is effective for fiscal year 2021 and is to be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company anticipates that the adoption of this standard will have no impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)," which requires lessees to record most leases on their balance sheets. Lessees initially recognize a lease liability (measured at the present value of the lease payments over the lease term) and a right-of-use ("ROU") asset (measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee's initial direct costs). Lessees can make an accounting policy election not to recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The ASU is effective for the Company beginning on January 1, 2019 and early adoption is permitted. The standard requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is continuing to evaluate the impact that the adoption of this guidance will have on its financial condition, results of operations and the presentation of its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 "Inventory (Topic 330)," which requires entities to measure inventories at the lower of cost or net realizable value ("NRV"). This simplifies the evaluation from the current method of lower of cost or market, where market is based on one of three measures (i.e. replacement cost, net realizable value, or net realizable value less a normal profit margin). The ASU does not apply to inventories measured under the last-in, first-out method or the retail inventory method, and defines NRV as the "estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." The ASU was adopted on a prospective basis by the Company on January 1, 2017. The adoption of this ASU did not have an impact on the Company's financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” This ASU provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, to identify the performance obligations in the contract, to determine the transaction price, to allocate the transaction price to the performance obligations in the contract and to recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. During 2016, the FASB issued additional ASU’s which enhanced the originally issued guidance. These ASU’s encompassed narrow scope improvements and practical expedients along with providing further clarification on the accounting for intellectual property licenses, principal versus agent considerations and identifying performance obligations.

In 2017, the Company addressed all significant areas of impact for ASU 2014-09 and finalized the documentation of formal policies in anticipation of adopting the standard on January 1, 2018. The adoption of this ASU will not have a significant impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date beyond the additional required disclosure. The Company has identified a subset of contracts with customers where services are provided that are both uniquely beneficial and separately identifiable from product sales and thus are considered separate performance obligations under the new guidance. Each of these individual service activities has been documented in scenario development and processes have been established to recognize revenue for each unique performance obligation in accordance with the guidance, when effective.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). In 2018, the Company anticipates adopting the new revenue standard using the modified retrospective method by recognizing the cumulative effect of applying the new revenue standard as an adjustment of less than $0.5 million in the opening balance of retained earnings. The transition adjustment will primarily be related to the deferral of revenue for a subset of the Company's service contracts. In 2018, the Company will also include the disclosures

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2017, 2016 and 2015

required by ASU 2014-09 in all reporting periods. Comparative information will not be restated and will continue to be reported under the accounting standards in effect for the period presented.

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

Stock Options

Stock options to purchase 55,223 shares of the Company's Stock in 2017, 91,330 shares in 2016 and 95,144 shares in 2015 were not included in the computation of dilutive securities because their inclusion would have been anti-dilutive.

Note 3    Acquisitions

On November 1, 2017, the Company acquired certain assets of Utility Metering Services, Inc.'s business Carolina Meter & Supply ("Carolina Meter") of Wilmington, North Carolina, which was one of the Company's distributors serving North Carolina, South Carolina and Virginia.

The total purchase consideration for the Carolina Meter assets was $6.2 million, which included $2.0 million in cash and settlement of $4.2 million of pre-existing Company receivables. The Company's preliminary allocation of the purchase price at December 31, 2017 included $0.6 million of receivables, $0.3 million of inventory, $3.3 million of intangibles and $2.0 million of goodwill. The intangible assets acquired are primarily customer relationships with an estimated average useful life of 12 years. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of December 31, 2017, the Company had not completed its analysis for estimating the fair value of the assets acquired.

The Carolina Meter acquisition was accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition. The acquisition did not have a material impact on the Company's consolidated financial statements or the notes thereto.

On May 1, 2017, the Company acquired 100% of the outstanding common stock of D-Flow Technology AB ("D-Flow") of Luleå, Sweden. The D-Flow acquisition facilitates the continued advancement of the existing E-Series® ultrasonic product line while also adding a technology center for the Company.

The purchase price was approximately $23.2 million in cash, plus a small working capital adjustment. The purchase price included $5.4 million in payments that are anticipated to be made in 2018 which are recorded in payables and other accrued liabilities on the Consolidated Balance Sheets at December 31, 2017. The Company's preliminary allocation of the purchase price included approximately $0.3 million of receivables, $0.6 million of inventory, $0.2 million of property, plant and equipment, $10.9 million of intangibles and $11.8 million of goodwill. The majority of the intangible assets acquired related to

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2017, 2016 and 2015

ultrasonic technology. The Company also assumed $0.6 million of liabilities as part of the acquisition. As of December 31, 2017, the Company had not completed its analysis for estimating the fair value of the assets and liabilities acquired.

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

The total purchase consideration for the Nice Instrumentation assets was $2.0 million, which included a $0.2 million payment after the first production run that occurred in January 2017. The Company's preliminary allocation of the purchase price at December 31, 2016 included approximately $15,000 of inventory and equipment, $0.7 million of intangibles and $1.3 million of goodwill. The intangible assets acquired are primarily customer technology with an estimated average useful life of 15 years. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. In 2017, the Company completed its analysis for estimating the fair value of the assets acquired with no additional adjustments.

The Nice Instrumentation acquisition was accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition. The acquisition did not have a material impact on the Company's consolidated financial statements or the notes thereto.

On August 17, 2015, the Company acquired certain assets of United Utilities, Inc. of Smyrna, Tennessee, which was one of the Company's distributors serving Tennessee and Georgia.

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

Note 4    Short-term Debt and Credit Lines

Short-term debt at December 31, 2017 and 2016 consisted of:

	2017	2016
	(In thousands)
Notes payable to banks	$8,300	$8,200
Commercial paper	36,250	29,750
Total short-term debt	$44,550	$37,950

Included in notes payable to banks at December 31, 2017 was $4.8 million outstanding under a 4.0 million Euro-based revolving loan facility that does not expire, and which bore interest at 1.13%. Included in notes payable to banks at December 31, 2016 was $4.2 million outstanding under a 4.0 million Euro-based revolving loan facility that does not expire, and which bore interest at 1.13%.

In September 2016, the Company amended its May 2012 credit agreement with its primary lender to a three-year $120.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2017, 2016 and 2015

credit. Borrowings of commercial paper bore interest at 2.10% in 2017 and 1.49% in 2016. Under the principal line of credit, the Company had $85.3 million of unused credit lines available out of the total of $88.8 million available short-term credit lines at December 31, 2017. While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of December 31, 2017.

Note 5    Stock Compensation

As of December 31, 2017, the Company has an Omnibus Incentive Plan under which 1,400,000 shares are reserved for restricted stock and stock options grants for employees, as well as stock grants for directors. The plan was originally approved in 2011 and replaced all prior stock-based plans except for shares and options previously issued under those plans. As of December 31, 2017 and 2016, there were 629,615 shares and 741,396 shares, respectively, of the Company’s Common Stock available for grant under the 2011 Omnibus Incentive Plan. The Company recognizes the cost of stock-based awards in net earnings for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. The following sections describe the three types of grants in more detail.

Stock Options

The Company estimates the fair value of its option awards using the Black-Scholes option-pricing formula, and records compensation expense for stock options ratably over the stock option grant’s vesting period. Stock option compensation expense recognized by the Company for the year ended December 31, 2017 related to stock options was $0.7 million in 2017 compared to $0.5 million in both 2016 and 2015.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2017, 2016 and 2015

The following table summarizes the transactions of the Company’s stock option plans for the three-year period ended December 31, 2017:

	Number of shares	Weighted-average exercise price
Options outstanding - December 31, 2014	406,640	$20.90
Options granted	49,510	$28.33
Options exercised	(86,538)	$18.98
Options forfeited	—	n/a
Options outstanding - December 31, 2015	369,612	$22.35
Options granted	42,302	$33.98
Options exercised	(27,656)	$20.59
Options forfeited	—	n/a
Options outstanding - December 31, 2016	384,258	$23.75
Options granted	55,223	$36.75
Options exercised	(53,198)	$22.83
Options forfeited	—	n/a
Options outstanding - December 31, 2017	386,283	$25.74
Price range $ 18.08 — $ 18.30
(weighted-average contractual life of 4.0 years)	101,270	$18.15
Price range $ 19.21 — $ 27.18
(weighted-average contractual life of 4.3 years)	140,322	$23.54
Price range $ 28.33 — $ 38.55
(weighted-average contractual life of 8.2 years)	144,691	$33.18
Options outstanding - December 31, 2017	386,283
Exercisable options —
December 31, 2015	210,940	$20.48
December 31, 2016	242,522	$21.01
December 31, 2017	239,043	$21.59

The following assumptions were used for valuing options granted in the years ended December 31:

	2017	2016
Per share fair value of options granted during the period	$14.38	$13.58
Risk-free interest rate	2.06%	1.42%
Dividend yield	1.22%	1.16%
Volatility factor	46.6%	48.3%
Weighted-average expected life in years	5.3	5.3

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
December 31, 2017, 2016 and 2015

The following table summarizes the aggregate intrinsic value related to options exercised, outstanding and exercisable as of and for the years ended December 31:

	2017	2016
	(In thousands)
Exercised	$814	$379
Outstanding	$7,966	$4,288
Exercisable	$5,921	$3,370

As of December 31, 2017, the unrecognized compensation cost related to stock options was approximately $1.4 million, which will be recognized over a weighted average period of 1.9 years.

Director Stock Grant

 Non-employee directors receive an annual award of $54,000 worth of shares of the Company’s Common Stock under the shareholder-approved 2011 Omnibus Incentive Plan. The Company values stock grants for directors on the closing price of the Company’s stock on the day the grant was awarded. The Company records compensation expense for this plan ratably over the annual service period beginning May 1. Director stock compensation expense recognized by the Company for the year ended December 31, 2017 was $0.5 million compared to $0.4 million in both 2016 and 2015. As of December 31, 2017, the unrecognized compensation cost related to the director stock award that is expected to be recognized over the remaining four months is estimated to be approximately $0.2 million.

Restricted Stock

The Company periodically issues nonvested shares of the Company's Common Stock to certain eligible employees, generally with a three-year cliff vesting period contingent on employment. The Company values restricted stock on the closing price of the Company's stock on the day the grant was awarded. The Company records compensation expense for this plan ratably over the vesting periods. Nonvested stock compensation expense recognized by the Company for the year ended December 31, 2017 was $1.1 million compared to $1.0 million in 2016 and $1.1 million in 2015.

The fair value of nonvested shares is determined based on the market price of the shares on the grant date.

	Shares	Fair value per share
Nonvested at December 31, 2014	136,912	$23.16
Granted	38,386	$28.33
Vested	(52,150)	$18.08
Forfeited	(2,900)	$24.44
Nonvested at December 31, 2015	120,248	$26.99
Granted	29,268	$33.98
Vested	(40,700)	$25.56
Forfeited	(3,500)	$29.18
Nonvested at December 31, 2016	105,316	$29.41
Granted	50,519	$40.69
Vested	(40,762)	$27.18
Forfeited	(3,600)	$33.37
Nonvested at December 31, 2017	111,473	$35.21

As of December 31, 2017, there was $1.9 million of unrecognized compensation cost related to nonvested restricted stock that is expected to be recognized over a weighted average period of 1.7 years.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2017, 2016 and 2015

Note 6    Commitments and Contingencies

Commitments

The Company makes commitments in the normal course of business. The Company leases equipment and facilities under non-cancelable operating leases, some of which contain renewal options. Total future minimum lease payments consisted of the following at December 31, 2017:

Total leases
(In thousands)
2018	$2,448
2019	1,979
2020	1,782
2021	1,570
2022	1,126
Thereafter	3,325
Total lease obligations	$12,230

Total rental expense charged to operations under all operating leases was $3.6 million, $3.3 million and $3.2 million in 2017, 2016 and 2015, respectively.

Contingencies

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2017, 2016 and 2015 were not material.

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

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2017, 2016 and 2015

As of December 31, 2017, the Company changed the approach utilized to estimate the service and interest cost components of net periodic benefit cost for our defined benefit pension and other postretirement benefit plans. Historically, the Company estimated the service and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. As of December 31, 2017, the Company utilized a spot rate approach for the estimation of service and interest cost for our plans by applying specific spot rates along the yield curve to the relevant projected cash flows, to provide a better estimate of future service and interest costs. This change does not affect the measurement of total benefit obligations. The change will be accounted for as a change in estimate that is inseparable from a change in accounting principle and, accordingly, will be accounted for prospectively starting in fiscal year 2018.  Service and interest costs are expected to be $76,000 and $27,000 lower in 2018 for our defined benefit pension and other postretirement benefit plans, respectively, as a result of using the spot rate approach compared to the historical approach.

Amounts included in accumulated other comprehensive loss, net of tax, at December 31, 2017 that have not yet been recognized in net periodic benefit cost are as follows:

	Pension plans	Other postretirement benefits
	(In thousands)
Prior service cost	$—	$(8)
Net actuarial loss	$11,517	$(428)

Amounts included in accumulated other comprehensive loss, net of tax, at December 31, 2017 expected to be recognized in net periodic benefit cost during the fiscal year ending December 31, 2018 are as follows:

	Pension plans	Other postretirement benefits
	(In thousands)
Prior service credit	$—	$(10)
Net actuarial loss	$277	$(9)

In 2017, the Company made the decision to terminate its pension plan and has applied for regulatory approvals to do so.  Because the termination is contingent on receiving these regulatory approvals and the Company can still rescind its decision, no accounting recognition will be made for this transaction until the actual termination takes place.

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

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2017, 2016 and 2015

The following table sets forth the components of net periodic pension cost for the years ended December 31, 2017, 2016 and 2015 based on a December 31 measurement date:

	2017	2016	2015
	(In thousands)
Service cost - benefits earned during the year	$2	$3	$4
Interest cost on projected benefit obligations	1,228	1,711	1,769
Expected return on plan assets	(1,596)	(2,199)	(2,151)
Amortization of net loss	525	575	656
Settlement expense	641	1,510	762
Net periodic pension cost	$800	$1,600	$1,040
Actuarial assumptions used in the determination of the net periodic pension cost are:

	2017	2016	2015
Discount rate	3.90%	4.14%	3.81%
Expected long-term return on plan assets	4.00%	5.25%	5.00%
Rate of compensation increase	n/a	n/a	n/a

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

The following table provides a reconciliation of benefit obligations, plan assets and funded status based on a December 31 measurement date:

	2017	2016
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of plan year	$42,030	$45,471
Service cost	2	3
Interest cost	1,228	1,711
Actuarial loss	2,940	537
Benefits paid	(3,302)	(5,692)
Projected benefit obligation at measurement date	$42,898	$42,030

Change in plan assets:
Fair value of plan assets at beginning of plan year	$42,061	$43,603
Actual return on plan assets	1,933	3,150
Company contribution	825	1,000
Benefits paid	(3,302)	(5,692)
Fair value of plan assets at measurement date	$41,517	$42,061

Funded status of the plan:
Benefit obligation in excess of plan assets	(1,381)	—
Benefit plan assets in excess of benefit obligation	—	31
(Pension liability) prepaid pension asset	$(1,381)	$31

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2017, 2016 and 2015

The actuarial assumption used in the determination of the benefit obligation of the above data is:

	2017	2016
Discount rate	2.00%	3.94%

The fair value of the qualified pension plan assets was $41.5 million at December 31, 2017 and $42.1 million at December 31, 2016. The variation in the fair value of the assets between years was due to the change in the market value of the underlying investments and benefits paid.

    The Company intends to terminate the pension plan in 2018 subject to regulatory approval. Until regulatory approval is obtained, no accounting recognition will be made. However, given the Company's plan to terminate, the estimated benefit payments for lump sums expected to be paid out to participants and the amount expected to be paid for annuity contracts in anticipation of terminating the plan in 2018 totals $43.3 million. The underlying plan benefits provided to participants in future years is expected to be as follows:  2018 - $17.8 million, 2019 - $2.2 million, 2020 - $2.2 million, 2021 - $2.1 million, 2022 - $2.1 million and 2023 - 2027 - $9.0 million. A voluntary contribution of $0.8 million was made in September 2017 related to the 2016 plan year. As of the most recent actuarial measurement date, the Company is not required to make a minimum contribution for the 2018 calendar year.

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

Accounting Standards Update 2013-09 “Fair Value Measurement (Topic 820),” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels: Level 1 inputs consist of unadjusted quoted prices in active markets for identical assets and have the highest priority. Level 2 inputs consist of inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for determining the fair value of assets or liabilities that reflect assumptions that market participants would use in pricing assets or liabilities. The plan uses appropriate valuation techniques based on the available inputs to measure the fair value of its investments.

The fair value of the Company's qualified pension plan assets by category as of and for the years ended December 31 are as follows:

	2017
	Market value	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Fixed income funds (b)	$40,776	—	$40,776	—
Cash/cash equivalents (c)	741	741	—	—
Total	$41,517	$741	$40,776	$—

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2017, 2016 and 2015

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

The pension plan has a separately determined accumulated benefit obligation that is the actuarial present value of benefits based upon service rendered and current and past compensation levels. Prior to December 31, 2012, this differed from the projected benefit obligation in that it included no assumption about future compensation levels. The accumulated benefit obligation was $42.9 million at December 31, 2017 and $42.0 million at December 31, 2016.

Supplemental Non-qualified Unfunded Plans

The Company also maintains supplemental non-qualified unfunded plans for certain officers and other key employees. Expense for these plans was $0.2 million for the year ended 2017, $0.3 million for the year ended 2016, and $0.2 million for the year ended 2015. The amount accrued was $2.1 million and $1.9 million as of December 31, 2017 and 2016, respectively. Amounts were determined based on similar assumptions as the qualified pension plan as of the December 31 measurement date for 2017 and 2016.

Other Postretirement Benefits

The Company has a postretirement plan that provides medical benefits for certain U.S. retirees and eligible dependents hired prior to November 1, 2004. The following table sets forth the components of net periodic postretirement benefit cost for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(In thousands)
Service cost, benefits attributed for service of active employees for the period	$121	$137	$147
Interest cost on the accumulated postretirement benefit obligation	195	257	251
Net gain	(49)	—	—
Amortization of prior service (credit) cost	(25)	(25)	53
Net periodic postretirement benefit cost	$242	$369	$451

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2017, 2016 and 2015

The discount rate used to measure the net periodic postretirement benefit cost was 4.16% for 2017, 4.39% for 2016 and 4.01% for 2015. It is the Company's policy to fund healthcare benefits on a cash basis. Because the plan is unfunded, there are no plan assets. The following table provides a reconciliation of the projected benefit obligation at the Company's December 31 measurement date:

	2017	2016
	(In thousands)
Benefit obligation at beginning of year	$6,131	$6,100
Service cost	121	137
Interest cost	195	257
Actuarial gain	(180)	(249)
Plan participants' contributions	564	604
Benefits paid	(758)	(718)
Benefit obligation and funded status at end of year	$6,073	$6,131

The amounts recognized in the Consolidated Balance Sheets at December 31 are:

	2017	2016
	(In thousands)
Accrued compensation and employee benefits	$370	$378
Accrued non-pension postretirement benefits	5,703	5,753
Amounts recognized at December 31	$6,073	$6,131

The discount rate used to measure the accumulated postretirement benefit obligation was 3.65% for 2017 and 4.15% for 2016. The Company's discount rate assumptions for its postretirement benefit plan are based on the average yield of a hypothetical high quality bond portfolio with maturities that approximately match the estimated cash flow needs of the plan. Because the plan requires the Company to establish fixed Company contribution amounts for retiree healthcare benefits, future healthcare cost trends do not generally impact the Company's accruals or provisions.

Estimated future benefit payments of postretirement benefits, assuming increased cost sharing, expected to be paid in each of the next five years beginning with 2018 are $0.4 million through 2022, with an aggregate of $2.1 million for the five years thereafter. These amounts can vary significantly from year to year because the cost sharing estimates can vary from actual expenses as the Company is self-insured.

Badger Meter Employee Savings and Stock Ownership Plan

In 2010, the Company restructured the outstanding debt of its ESSOP by loaning the ESSOP $0.5 million to repay a loan to a third party and loaning the ESSOP an additional $1.0 million to purchase additional shares of the Company’s Common Stock for future 401(k) savings plan matches under a program that will expire on December 31, 2020. Under this program, the Company agreed to pay the principal and interest on the new loan amount of $1.5 million. The receivable from the ESSOP and the related obligation were therefore netted to zero on the Company’s Consolidated Balance Sheets at December 31, 2017 and 2016. The terms of the loan call for equal payments of principal with the final payment due on December 31, 2020, and prepayments are allowed under the plan terms. At December 31, 2017, $0.5 million of the loan balance remained.

The Company made principal payments of $154,000 in each of 2017, 2016 and 2015. The associated commitments released shares of Common Stock (19,417 shares in 2017 for the 2016 obligation, 11,583 shares in 2016 for the 2015 obligation, and 10,157 shares in 2015 for the 2014 obligation) for allocation to participants in the ESSOP. The ESSOP held unreleased shares of 81,827, 101,244 and 124,410 as of December 31, 2017, 2016 and 2015, respectively, with a fair value of $3.9 million, $3.7 million and $3.6 million as of December 31, 2017, 2016 and 2015, respectively. Unreleased shares are not considered outstanding for purposes of computing earnings per share.

The ESSOP includes a voluntary 401(k) savings plan that allows certain employees to defer up to 20% of their income on a pretax basis subject to limits on maximum amounts. The Company matches 25% of each employee’s contribution, with the match percentage applying to a maximum of 7% of each employee's salary. The match is paid using the Company's

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2017, 2016 and 2015

Common Stock released through the ESSOP loan payments. For ESSOP shares purchased prior to 1993, compensation expense is recognized based on the original purchase price of the shares released and dividends on unreleased shares are charged to compensation expense. For shares purchased in or after 1993, expense is based on the market value of the shares on the date released and dividends on unreleased shares are charged to compensation expense. Compensation expense of $0.5 million was recognized for the match for 2017 compared to $0.4 million in both 2016 and 2015.

On December 31, 2010, the Company froze the qualified pension plan for its non-union participants and formed a new defined contribution feature within the ESSOP plan in which each employee received a similar benefit. On December 31, 2011, the Company froze the qualified pension plan for its union participants and included them in the same defined contribution feature within the ESSOP. Compensation expense under the defined contribution feature totaled $2.8 million in both 2017 and 2016.

Note 8    Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

Details of earnings before income taxes are as follows:

	2017	2016	2015
	(In thousands)
Domestic	$52,745	$47,407	$39,447
Foreign	2,088	2,437	1,705
Total	$54,833	$49,844	$41,152

The provision (benefit) for income taxes is as follows:

	2017	2016	2015
	(In thousands)
Current:
Federal	$20,553	$14,435	$15,324
State	2,933	1,275	2,227
Foreign	876	1,129	686
Deferred:
Federal	(3,051)	922	(2,568)
State	(915)	151	(353)
Foreign	(134)	(363)	(102)
Total	$20,262	$17,549	$15,214

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2017, 2016 and 2015

The provision for income tax from operations differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate in each year due to the following items:

	2017	2016	2015
	(In thousands)
Provision at statutory rate	$19,192	$17,445	$14,403
State income taxes, net of federal tax benefit	1,292	923	1,242
Valuation allowance	564	—	—
Foreign - tax rate differential and other	29	(87)	(13)
Domestic production activities deduction	(721)	(560)	(521)
Federal and state credits	(542)	—	—
Other	448	(172)	103
Actual provision	$20,262	$17,549	$15,214

The components of deferred income taxes as of December 31 are as follows:

	2017	2016
	(In thousands)
Deferred tax assets:
Reserve for receivables and inventories	$2,405	$2,931
Accrued compensation	861	1,131
Payables	886	1,107
Non-pension postretirement benefits	1,561	2,344
Net operating loss and credit carryforwards	364	968
Accrued pension benefits	1,071	413
Accrued employee benefits	3,219	4,103
Deferred revenue	1,504	—
Other	450	487
Total gross deferred tax assets	12,321	13,484
Less: valuation allowance	(373)	—
Total net deferred tax assets	11,948	13,484

Deferred tax liabilities:
Depreciation	3,778	5,126
Amortization	8,266	8,992
Prepaids	482	567
Total deferred tax liabilities	12,526	14,685
Net deferred tax liabilities	$(578)	$(1,201)

At December 31, 2017 and 2016, the Company had federal and state net operating loss carryforwards of $0.4 million and $1.6 million, respectively. The Company's U.S. federal and state net operating loss carryforwards expire between 2029 and 2033.

At December 31, 2017 and 2016, the Company had federal general business credit carryforwards of $0.2 million. The Company’s U.S. federal tax credit carryforwards expire in 2033.

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2017, 2016 and 2015

The Company’s federal and state net operating loss and federal and state credit carryforwards are limited on an annual basis to $1.2 million under Internal Revenue Code Section 382 and Section 383. The federal net operating loss carryforwards must be fully utilized prior to the utilization of the federal credit carryforwards.

During 2017, the Company recorded a valuation allowance of $0.6 million against a deferred tax asset related to an equity investment. As a result of the 2017 tax law change (discussed later in the footnote), the valuation allowance was adjusted to $0.4 million as of December 31, 2017.

The Company considers the earnings in our non-U.S. subsidiaries to be indefinitely reinvested, and accordingly, recorded no deferred income taxes for potential withholding amounts in certain foreign countries.

Changes in the Company's gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	2017	2016
	(In thousands)
Balance at beginning of year	$814	$533
Increases in unrecognized tax benefits as a result of positions taken during the prior period	6	88
Increases in unrecognized tax benefits as a result of positions taken during the current period	230	247
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(52)	(54)
Balance at end of year	$998	$814

The Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits during the fiscal year ending December 31, 2018. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2014, and, with few exceptions, state and local income tax examinations by tax authorities for years prior to 2013. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest was less than $0.1 million at December 31, 2017 and 2016, respectively, and there were no penalties accrued in either year.

On December 22, 2017, the President signed H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017, including, but not limited to (i) reducing the future U.S. federal corporate tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; and (iii) bonus depreciation that will allow for full expensing of qualified property.

The Tax Act also established new tax laws that will affect 2018, including, but not limited to (i) reduction of the U.S. federal corporate tax rate; (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (iii) a new provision designed to tax global intangible low-taxed income (“GILTI”); (iv) the repeal of the domestic production activity deductions; (v) limitations on the deductibility of certain executive compensation; (vi) limitations on the use of foreign tax credits to reduce the U.S. income tax liability; and (vii) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income (“FDII”).

The Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASU 2016-16 "Income Taxes (Topic 740)". In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASU 2016-16 is complete. To the extent that a company’s accounting for a certain income tax effect of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2017, 2016 and 2015

should continue to apply ASU 2016-16 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The Company's accounting for the certain elements of the Tax Act is incomplete. However, reasonable estimates of the effect were able to be made and, therefore, provisional estimates were recorded for these items. In connection with the initial analysis of the impact of the Tax Act, the Company recorded an immaterial discrete adjustment in the period ending December 31, 2017. This provisional estimate consisted of a net tax expense of $0.8 million for the one-time transition tax and a net tax benefit of $0.8 million related to the revaluation of deferred tax assets and liabilities, caused by the new lower corporate tax rate. To determine the transition tax, the Company determined the amount of post-1986 accumulated earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. While a reasonable estimate of the transition tax was able to be made, the Company continues to gather additional information to more precisely compute the final amount. Likewise, while a reasonable estimate on the impact of the reduction to the corporate tax rate was able to be made, it may be affected by other analysis related to the Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences.

Note 9    Long-Term Debt

In 2010, the Company restructured the outstanding debt of its ESSOP by loaning the ESSOP $0.5 million to repay a loan to a third party and loaning the ESSOP an additional $1.0 million to purchase additional shares of the Company’s Common Stock for future 401(k) savings plan matches under a program that will expire on December 31, 2020. Under this program, the Company agreed to pay the principal and interest on the new loan amount of $1.5 million. The receivable from the ESSOP and the related obligation were therefore netted to zero on the Company’s Consolidated Balance Sheets at December 31, 2017 and 2016. The terms of the loan call for equal payments of principal with the final payment due on December 31, 2020, and prepayments are allowed under the plan terms. At December 31, 2017, $0.5 million of the loan balance remained.

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

Information regarding revenues by geographic area is as follows:

	2017	2016	2015
	(In thousands)
Revenues:
United States	$355,768	$347,853	$322,535
Foreign:
Asia	9,133	6,539	8,299
Canada	10,407	12,587	9,095
Europe	15,718	15,299	17,036
Mexico	3,601	3,460	8,889
Middle East	4,904	5,520	9,672
Other	2,909	2,503	2,172
Total	$402,440	$393,761	$377,698

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2017, 2016 and 2015

Information regarding assets by geographic area is as follows:

	2017	2016
	(In thousands)
Long-lived assets:
United States	$56,980	$53,454
Foreign:
Europe	15,806	15,694
Mexico	20,815	21,046
Total	$93,601	$90,194

	2017	2016
	(In thousands)
Total assets:
United States	$300,688	$287,081
Foreign:
Europe	66,862	38,579
Mexico	24,177	24,039
Total	$391,727	$349,699

BADGER METER, INC.
Notes to Consolidated Financial Statements (continued)
December 31, 2017, 2016 and 2015

Note 11    Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2017
Net sales	$101,606	$104,176	$100,008	$96,650
Gross margin	$38,650	$41,054	$37,039	$39,003
Net earnings	$8,749	$10,614	$7,975	$7,233
Earnings per share:
Basic	$0.30	$0.37	$0.28	$0.25
Diluted	$0.30	$0.36	$0.27	$0.25
Dividends declared	$0.115	$0.115	$0.130	$0.130
Stock price:
High	$39.85	$41.58	$49.45	$52.10
Low	$34.40	$35.15	$39.10	$42.00
Quarter-end close	$36.75	$39.85	$49.00	$47.80

2016
Net sales	$100,570	$103,820	$96,273	$93,098
Gross margin	$39,011	$39,396	$38,647	$33,522
Net earnings	$7,990	$9,400	$8,792	$6,113
Earnings per share:
Basic	$0.28	$0.33	$0.30	$0.21
Diluted	$0.28	$0.32	$0.30	$0.21
Dividends declared	$0.100	$0.100	$0.115	$0.115
Stock price:
High	$34.74	$39.36	$37.80	$39.15
Low	$26.40	$31.72	$31.90	$29.30
Quarter-end close	$33.26	$36.52	$33.51	$36.95

The Company's Common Stock is listed on the New York Stock Exchange under the symbol BMI. Earnings per share are computed independently for each quarter. As such, the annual per share amount may not equal the sum of the quarterly amounts due to rounding. The Company currently anticipates continuing to pay cash dividends. Shareholders of record as of December 31, 2017 and 2016 totaled 909 and 922, respectively. Voting trusts and street name shareholders are counted as single shareholders for this purpose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2017. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this 2017 Annual Report on Form 10-K under the heading “Management's Annual Report on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The attestation report required under this Item 9A is contained in Item 8 of this 2017 Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to directors is included under the headings “Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2018 and is incorporated herein by reference.

Information concerning the executive officers of the Company is included in Part I, Item 1 of this 2017 Annual Report on Form 10-K under the heading “Business - Employees.”

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

The Company is not including the information contained on its website as part of, or incorporating it by reference into, this 2017 Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2018, and is incorporated herein by reference; provided, however, that the information under the subsection “Executive Compensation - Compensation Committee Report” is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Exchange Act or to be the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent it is specifically incorporated by reference into such a filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is included under the headings “Stock Ownership of Beneficial Owners Holding More than Five Percent,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2018 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is included under the headings “Related Person Transactions” and “Nomination and Election of Directors - Independence, Committees, Meetings and Attendance” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2018, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included under the heading “Principal Accounting Firm Fees” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2018, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.
Financial Statements. See the financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2017 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Shareholders' Equity.”

2.	Financial Statement Schedules. Financial statement schedules are omitted because the information required in these schedules is included in the Notes to Consolidated Financial Statements.

3.	Exhibits. The exhibits listed in the following Exhibit Index are filed as part of this 2017 Annual Report on Form 10-K that is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

(3)	Restated Articles of Incorporation (as in effect as of August 8, 2008).

[Incorporated by reference to Exhibit (3.2) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (Commission File No. 001-06706)].

(3.1)	Restated By-Laws (as amended and restated as of February 10, 2017).

[Incorporated by reference from Exhibit (3.1) to Badger Meter, Inc.’s Current Report on Form 8-K filed on February 10, 2017 (Commission File No. 001-06706).]

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

(4.5)	Certificate of Adjustment relating to the rights agreement, dated as of February 15, 2008, between Badger Meter, Inc. and the American Stock Transfer & Trust Company.

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

(99)
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2018. To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report.

(101)
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and (vii) document and entity information.

*	A management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2018.

BADGER METER, INC.

By:	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2018.

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