Form 10-Q
period 2018-03-31
BADGER METER INC
filed 2018-04-24
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2018
Commission File Number 001-06706
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 10, 2018, there were 29,113,932 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended March 31, 2018

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	March 31,	December 31,
	(Unaudited)
	(In thousands)
Assets	2018	2017
Current assets:
Cash	$13,532	$11,164
Receivables	63,372	58,210
Inventories:
Finished goods	22,668	23,125
Work in process	19,012	22,035
Raw materials	43,448	40,012
Total inventories	85,128	85,172
Prepaid expenses and other current assets	4,728	4,077
Total current assets	166,760	158,623
Property, plant and equipment, at cost	215,512	212,485
Less accumulated depreciation	(121,979)	(118,884)
Net property, plant and equipment	93,533	93,601
Intangible assets, at cost less accumulated amortization	57,468	59,326
Other assets	9,226	9,897
Deferred income taxes	855	2,856
Goodwill	67,424	67,424
Total assets	$395,266	$391,727

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$48,170	$44,550
Payables and other current liabilities	24,300	28,601
Accrued compensation and employee benefits	9,375	15,509
Warranty and after-sale costs	3,702	3,367
Income and other taxes	3,003	1,082
Total current liabilities	88,550	93,109
Other long-term liabilities	11,324	4,073
Deferred income taxes	1,546	3,434
Accrued non-pension postretirement benefits	5,834	5,703
Other accrued employee benefits	7,290	7,956
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	37,177	37,165
Capital in excess of par value	32,870	32,182
Reinvested earnings	247,866	244,224
Accumulated other comprehensive loss	(10,411)	(10,893)
Less: Employee benefit stock	(461)	(460)
Treasury stock, at cost	(26,319)	(24,766)
Total shareholders’ equity	280,722	277,452
Total liabilities and shareholders’ equity	$395,266	$391,727
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands except share and per share amounts)
	2018	2017
Net sales	$105,041	$101,606
Cost of sales	68,293	62,956
Gross margin	36,748	38,650
Selling, engineering and administration	26,774	25,085
Operating earnings	9,974	13,565
Interest expense, net	290	178
Other pension and postretirement (benefits) costs	(19)	96
Earnings before income taxes	9,703	13,291
Provision for income taxes	2,157	4,542
Net earnings	$7,546	$8,749

Earnings per share:
Basic	$0.26	$0.30
Diluted	$0.26	$0.30

Dividends declared per common share	$0.130	$0.115

Shares used in computation of earnings per share:
Basic	28,932,787	28,900,702
Impact of dilutive securities	217,259	182,279
Diluted	29,150,046	29,082,981
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands)
	2018	2017
Net earnings	$7,546	$8,749
Other comprehensive income:
Foreign currency translation adjustment	421	291
Pension and postretirement benefits, net of tax	61	83
Comprehensive income	$8,028	$9,123
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Three Months Ended
	March 31
	(Unaudited) (In thousands)
	2018	2017
Operating activities:
Net earnings	$7,546	$8,749
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	3,175	2,918
Amortization	3,537	2,945
Deferred income taxes	1	(12)
Noncurrent employee benefits	94	115
Stock-based compensation expense	471	366
Changes in:
Receivables	(4,919)	(5,958)
Inventories	265	7,423
Prepaid expenses and other assets	(1,586)	(2,819)
Liabilities other than debt	(1,809)	(1,319)
Total adjustments	(771)	3,659
Net cash provided by operations	6,775	12,408

Investing activities:
Property, plant and equipment expenditures	(3,043)	(3,806)
Acquisitions, net of cash acquired and future payments	—	(200)
Net cash used for investing activities	(3,043)	(4,006)

Financing activities:
Net increase in short-term debt	3,500	126
Dividends paid	(3,770)	(3,336)
Proceeds from exercise of stock options	231	654
Repurchase of treasury stock	(1,619)	(2,242)
Issuance of treasury stock	65	89
Net cash used for financing activities	(1,593)	(4,709)

Effect of foreign exchange rates on cash	229	280

Increase in cash	2,368	3,973
Cash – beginning of period	11,164	7,338
Cash – end of period	$13,532	$11,311
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company” or “Badger Meter”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at March 31, 2018, results of operations for the three-month periods ended March 31, 2018 and 2017, comprehensive income for the three-month periods ended March 31, 2018 and 2017, and cash flows for the three-month periods ended March 31, 2018 and 2017. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 Additional Financial Information Disclosures

The consolidated condensed balance sheet at December 31, 2017 was derived from amounts included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Refer to the footnotes to the financial statements included in that report for a description of the Company’s accounting policies and for additional details of the Company’s financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.

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

	Three months ended
	March 31,
(In thousands)	2018	2017
Balance at beginning of period	$3,367	$2,779
Net additions charged to earnings	1,041	752
Adjustments to pre-existing warranties	(53)	(394)
Costs incurred	(653)	(589)
Balance at end of period	$3,702	$2,548

Note 3 Employee Benefit Plans

The Company maintains a non-contributory defined benefit pension plan that covers substantially all U.S. employees who were employed at December 31, 2011. After that date, no further benefits are being accrued in this plan. For the frozen pension plan, benefits are based primarily on years of service and, for certain plans, levels of compensation. The Company plans to terminate the pension plan in 2018, but there will be no accounting recognition until the final disposition of assets occurs.

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

The following table sets forth the components of net periodic benefit (income) cost for the three months ended March 31, 2018 and 2017 based on December 31, 2017 and 2016 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2018	2017	2018	2017
Service cost – benefits earned during the year	$29	$24	$34	$35
Interest cost on projected benefit obligations	95	318	48	51
Expected return on plan assets	(244)	(402)	—	—
Amortization of prior service cost	—	—	(6)	(6)
Amortization of net loss	88	135	—	—
Net periodic benefit (income) cost	$(32)	$75	$76	$80

The Company disclosed in its financial statements for the year ended December 31, 2017 that it was not required to make a minimum contribution to the defined benefit pension plan for the 2018 calendar year. The Company believes that no additional contributions will be required during 2018.

The Company also disclosed in its financial statements for the year ended December 31, 2017 that it estimated it would pay $0.4 million in other postretirement benefits in 2018 based on actuarial estimates. As of March 31, 2018, $71,500 of such benefits have been paid. The Company continues to believe that its estimated payments for the full year are reasonable. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2018 will not impact the expense for postretirement benefits for 2018.

Note 4 Accumulated Other Comprehensive Loss

Components of and changes in accumulated other comprehensive loss at March 31, 2018 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(11,597)	$704	$(10,893)
Other comprehensive income before reclassifications	—	421	421
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(21)	61	—	61
Net current period other comprehensive income, net of tax	61	421	482
Accumulated other comprehensive (loss) income	$(11,536)	$1,125	$(10,411)

Details of reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2018 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of pension and postretirement benefits items:
Prior service benefit (1)	$(6)
Amortization of actuarial loss (1)	88
Total before tax	82
Income tax benefit	(21)
Amount reclassified out of accumulated other comprehensive loss	$61

(1)    These accumulated other comprehensive loss components are included in the computation of net periodic benefit (income) cost in Note 3 “Employee Benefit Plans.”

Components of and changes in accumulated other comprehensive loss at March 31, 2017 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(10,495)	$(1,140)	$(11,635)
Other comprehensive income before reclassifications	—	291	291
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(46)	83	—	83
Net current period other comprehensive income, net of tax	83	291	374
Accumulated other comprehensive loss	$(10,412)	$(849)	$(11,261)

Details of reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2017 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of pension and postretirement benefits items:
Prior service benefit (1)	$(6)
Amortization of actuarial loss (1)	135
Total before tax	129
Income tax benefit	(46)
Amount reclassified out of accumulated other comprehensive loss	$83

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit (income) cost in Note 3 “Employee Benefit Plans.”

Note 5 Acquisitions

On November 1, 2017, the Company acquired certain assets of Utility Metering Services, Inc.'s business Carolina Meter & Supply ("Carolina Meter") of Wilmington, North Carolina, which was one of the Company's distributors serving North Carolina, South Carolina and Virginia.

The total purchase consideration for the Carolina Meter assets was $6.2 million, which included $2.0 million in cash and settlement of $4.2 million of pre-existing Company receivables. The Company's preliminary allocation of the purchase price at December 31, 2017 included $0.6 million of receivables, $0.3 million of inventory, $3.3 million of intangibles and $2.0 million of goodwill. The intangible assets acquired are primarily customer relationships with an estimated average useful life of 12 years. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of March 31, 2018, the Company had not completed its analysis for estimating the fair value of the assets acquired.

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

The purchase price was approximately $23.2 million in cash, plus a small working capital adjustment. The purchase price included $5.4 million in payments that are anticipated to be made in 2018 which are recorded in payables and other current liabilities on the Consolidated Balance Sheets at March 31, 2018. The Company's preliminary allocation of the purchase price included approximately $0.3 million in receivables, $0.6 million in inventory, $0.2 million in property, plant and equipment, $10.9 million of intangibles and $16.1 million of goodwill. The majority of the intangible assets acquired related to ultrasonic technology. The Company also assumed $4.9 million of liabilities as part of the acquisition. As of March 31, 2018, the Company has completed its analysis for estimating the fair value of the assets acquired with no additional adjustments.

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

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2017 and the first quarter of 2018 were not material.

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

Note 7 Income Taxes

The provision for income taxes as a percentage of earnings before income taxes for the first quarter of 2018 was 22.2% compared to 34.2% in the first quarter of 2017. Interim provisions are tied to an estimate of the overall annual rate which can vary due to state taxes and the relationship of foreign and domestic earnings. These items cause variations between periods. The decrease between years was due almost entirely to the lower Federal tax rate, which declined from 35% in 2017 to 21% in 2018 as a result of U.S. tax reform that was enacted in December 2017. For the three months ended March 31, 2018 and 2017, the Company recognized a discrete tax benefit related to the excess tax benefits from stock-based compensation of $0.3 million and $0.2 million, respectively.

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. For the three months ended March 31, 2018, the Company did not update the provisional amount of transition tax recorded as of December 31, 2017, as there was no new information that would materially impact the Company’s consolidated financial statements. The Company will continue to monitor any new guidance and update its transition tax calculation in a later quarter if necessary. Additional work is still needed for a more detailed analysis of the Company's deferred tax assets and liabilities and its historical foreign earnings, as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter that the analysis is completed.

The Company is subject to numerous other provisions of the Act that were effective for tax years starting after December 31, 2017.  These provisions include the Global Intangible Low-Taxed Income Tax inclusion, the deduction for Foreign-Derived Intangible Income, the business interest expense deduction limitation under Section 163(j), the executive compensation provision under Section 162(m), and the reduced deduction for certain meals and entertainment related expenses. The Company will continue to refine its computation related to these provisions as additional guidance becomes available. The net impact of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

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

On April 2, 2018, the Company acquired 100% of the outstanding stock of Innovative Metering Solutions, Inc. ("IMS") of Odessa, Florida, which was one of the Company's distributors serving Florida. The purchase consideration was approximately $8.5 million. The IMS acquisition will be accounted for under the purchase method, and accordingly, the results of operations will be included in the Company's financial statements from the date of acquisition. The acquisition will not have a material impact on the Company's consolidated financial statements or the notes thereto.

Note 10 New Pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220)." Under existing U.S. generally accepted accounting principles, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption in any period is permitted. The Company’s provisional adjustments recorded in 2017 to account for the impact of the Tax Cuts and Jobs Act resulted in stranded tax effects. The Company is currently evaluating the timing and impact of adopting ASU 2018-02.

In May 2017, the FASB issued ASU 2017-09 “Compensation - Stock Compensation (Topic 718),” which clarifies when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance was adopted on a prospective basis on January 1, 2018. The adoption of this standard did not have an impact on the Company's consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07 “Compensation - Retirement Benefits (Topic 715),” which changes the presentation of defined benefit and post-retirement benefit plan expense on the income statement by requiring separation between operating and non-operating expense. Under the ASU, the service cost of net periodic benefit expense is an operating expense that will be reported with similar compensation costs. The non-operating components, which include all other components of net periodic benefit expense, are reported outside of operating income. The ASU also stipulates that only the service cost component of pension and postretirement (benefits) costs is eligible for capitalization. The ASU was adopted by the Company on January 1, 2018. Application was done retrospectively for the presentation of the components of these (benefits) costs. In the Consolidated Statements of Operations, the Company previously recorded service and other (benefits) costs in operating cost and expense accounts along with compensation costs. The adoption of the standard resulted in reclassification of those (benefits) costs to the other pension and postretirement (benefits) costs line in the Consolidated Statements of Operations. Adoption of the standard reduced operating earnings for the first quarter of 2018 by $19,000 and established that amount in other pension and postretirement (benefits) costs. In the first quarter of 2017, operating earnings were increased by $0.1 million and a corresponding amount was reclassified to other pension and postretirement (benefits) costs. The specific net periodic benefit components are disclosed in Note 3 "Employee Benefit Plans."

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

In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)," which requires lessees to record most leases on their balance sheets. Lessees initially recognize a lease liability (measured at the present value of the lease payments over the lease term) and a right-of-use ("ROU") asset (measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee's initial direct costs). Lessees can make an accounting policy election not to recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The ASU is effective for the Company beginning on January 1, 2019 and early adoption is permitted. The standard requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is continuing to evaluate the impact that the adoption of this guidance will have on its financial condition, results of operations and the presentation of its consolidated financial statements. The Company expects that upon adoption the most significant impact will be the recognition of right of use assets and lease liabilities for operating leases on the Company's consolidated balance sheet.

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, to identify the performance obligations in the contract, to determine the transaction price, to allocate the transaction price to the performance obligations in the contract and to recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. During 2016, the FASB issued additional ASU’s which enhanced the originally issued guidance. These ASU’s encompassed narrow scope improvements and practical expedients along with providing further clarifications. Effective January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method, which resulted in an immaterial impact. For a complete discussion of the adoption of ASU 2014-09, see Note 11 "Revenue Recognition."

Note 11 Revenue Recognition

Adoption of ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)"

On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method applied to those contracts that were not completed or substantially complete as of January 1, 2018. Results for the reporting period beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605. The Company recorded a net reduction to opening retained earnings of $0.1 million as of January 1, 2018 as a result of the cumulative impact of adopting Topic 606. The impact to revenues as a result of applying Topic 606 for the quarter ended March 31, 2018 was a decrease of $41,000.

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts include the sale of municipal and flow instrumentation products, such as flow meters and radios, software access and other ancillary services. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract. Since the customer typically agrees to a stated rate and price in the contract that does not vary over the life of the contract, the majority of the Company's contracts do not contain variable consideration. The Company establishes a provision for estimated warranty and returns as well as certain after sale costs as discussed in Note 2 "Additional Financial Information Disclosures."

Disaggregation of Revenue

In accordance with Topic 606, the Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories meets the disclosure objective in Topic 606 which is to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

Information regarding revenues disaggregated by geographic area is as follows (in millions):

Three Months Ended
March 31, 2018

Revenues:
United States	$91,153
Foreign:
Asia	1,700
Canada	3,260
Europe	5,047
Mexico	623
Middle East	2,152
Other	1,106
Total	$105,041

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in millions):

Three Months Ended
March 31, 2018

Revenue recognized over time	$2,687
Revenue recognized at a point in time	102,354
Total	$105,041

Contract Balances

The Company performs its obligations under a contract with a customer by transferring products and/or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. The Company, however, recognizes a contract liability when a customer prepays for goods and/or services and the Company has not transferred control of the goods and/or services.

The opening and closing balances of the Company's contract liabilites and receivables are as follows:

	March 31, 2018	December 31, 2017
Receivables	$63,372	$58,210
Contract liabilities	$10,620	$9,670

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables in the period ended March 31, 2018 and December 31, 2017.

The amount of revenue recognized in the period that was included in the opening contract liability balance was $0.3 million. The difference between the opening and closing balances of the Company's contract liabilities was the result of a timing difference between the Company's performance and the customers' prepayments. The increased receivables balance was due to higher sales in the first quarter of 2018 compared to the fourth quarter of 2017. Generally, receivables balances are lower at year-end than at other times of the year.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of measurement in Topic 606. At contract inception, the Company assesses the products and services promised in its contracts with customers. The Company then identifies performance obligations to transfer distinct products or services to the customer. In order to identify performance obligations, the Company considers all of the products or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

The Company's performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a single point in time accounted for 97.4% of net sales for the three-month period ended March 31, 2018. The majority of the Company's revenue recognized at a point in time is for the sale of municipal and flow instrumentation products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 2.6% of net sales for the three-month period ended March 31, 2018. The majority of the Company's revenue that is recognized over time relates to the BEACON AMA software as a service.

As of March 31, 2018, the Company had entered into contracts where there were unsatisfied performance obligations. For contracts recorded as long-term liabilities, $8.6 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $1.4 million for the remainder of 2018 and $1.8 million in each year from 2019 through 2022.

Significant Judgments

The Company records revenue for BEACON AMA services over time as the customer benefits from the data that is provided through the Company's software. Control of an asset is therefore transferred to the customer over time, and the Company will recognize revenue for Beacon AMA services as service units are used by the customer.

Revenue is recorded for various ancillary services, such as project management and training, over time as the customer benefits from the services provided. The majority of this revenue will be recognized equally throughout the contract period as the customer receives benefits from the Company's promise to provide such services. If the service is not provided evenly over the contract period, revenue will be recognized by the associated input/output method that best measures the progress towards contract completion.

The Company also has contracts that include both the sale and installation of flow meters as performance obligations. In those cases, the Company records revenue for installed flow meters at the point in time when the flow meters have been accepted by the customer. The customer cannot control the use of and obtain substantially all of the benefits from the equipment until the customer has accepted the installed product. Therefore, for both the flow meter and the related installation, the Company has concluded that control is transferred to the customer upon customer acceptance of the installed flow meters. In addition, the Company has a variety of ancillary revenue streams which are minor. The types and composition of the Company's revenue streams did not materially change during the three-month period ended March 31, 2018 from year end 2017.

Certain customers may receive cash-based incentives or credits, which are accounted for as variable consideration. Variable consideration in contracts for the three months ended March 31, 2018 was insignificant.

Transaction Price Allocation

The transaction price for a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. For contracts with multiple performance obligations, the Company allocates the contract's transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in a contract. The primary method used to estimate standalone selling price is the observable price when the good or service is sold separately in similar circumstances and to similar customers. If standalone selling price is not directly observable, it is estimated using either a market adjustment or cost plus margin approach.

Contract Costs

The recording of assets recognized from the costs to obtain and fulfill customer contracts primarily relate to the deferral of sales commissions on the Company's BEACON AMA software arrangements. The Company's costs incurred to obtain or fulfill a contract with a customer are amortized over the period of benefit of the related revenue. The Company expenses any costs incurred immediately when the amortization period would be one year or less. These costs are recorded within selling, engineering and administration expenses.

Practical Expedients

For the period ended March 31, 2018, the Company elected the following practical expedients:

In accordance with Subtopic 340-40 "Other Assets and Deferred Costs - Contracts with Customers," the Company elected to expense the incremental costs of obtaining a contract when the amortization period for such contracts would have been one year or less. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less and contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The Company has made an accounting policy election to exclude all taxes by governmental authorities from the measurement of the transaction price.

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

The total purchase consideration for the Carolina Meter assets was $6.2 million, which included $2.0 million in cash and settlement of $4.2 million of pre-existing Company receivables. The Company's preliminary allocation of the purchase price at December 31, 2017 included $0.6 million of receivables, $0.3 million of inventory, $3.3 million of intangibles and $2.0 million of goodwill. The intangible assets acquired are primarily customer relationships with an estimated average useful life of 12 years. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of March 31, 2018, the Company has not completed its analysis for estimating the fair value of the assets acquired. This acquisition is further described in Note 5 “Acquisitions” in the Notes to Consolidated Condensed Financial Statements.

On May 1, 2017, the Company acquired 100% of the outstanding common stock of D-Flow Technology AB ("D-Flow") of Luleå, Sweden. The D-Flow acquisition facilitates the continued advancement of the existing E-Series® ultrasonic product line while also adding a technology center for the Company.

The purchase price was approximately $23.2 million in cash, plus a small working capital adjustment. The purchase price included $5.4 million in payments that are anticipated to be made in 2018 which are recorded in payables and other current liabilities on the Consolidated Balance Sheets at March 31, 2018. The Company's preliminary allocation of the purchase price included approximately $0.3 million in receivables, $0.6 million in inventory, $0.2 million in machinery and equipment, $10.9 million of intangibles and $16.1 million of goodwill. The Company also assumed $4.9 million of liabilities as part of the acquisition. As of March 31, 2018, the Company has completed its analysis for estimating the fair value of the assets acquired with no additional adjustments. This acquisition is further described in Note 5 “Acquisitions” in the Notes to Consolidated Condensed Financial Statements.

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

Results of Operations - Three Months Ended March 31, 2018

The Company’s net sales for the three months ended March 31, 2018 increased $3.4 million, or 3.3%, to $105.0 million compared to $101.6 million during the same period in 2017.

Municipal water sales represented 76.7% of sales in the first quarter of 2018 compared to 77.3% in the first quarter of 2017. These sales increased $2.0 million, or 2.5%, to $80.5 million in the first quarter of 2018 from $78.5 million in the first quarter of 2017. The increase between years was the net impact of higher pricing, higher sales to the Middle East, higher service revenue due to increases in BEACON radio sales and higher sales from recently acquired companies, offset somewhat by lower volumes of domestic meters and radios sold. The company attributes the decrease in domestic volumes to timing of orders and a slower start at the beginning of the year. Weather may have played a role in the timing of orders, particularly in a number of key markets.

Flow instrumentation products represented 23.3% of sales for the three months ended March 31, 2018 compared to 22.7% during the same period in 2017. These sales increased $1.4 million, or 6.1%, to $24.5 million from $23.1 million in the same period last year. The increase was due to the continuing rebound in the oil and gas market and broadening distribution channels in industrial markets served.

Gross margin as a percentage of sales was 35.0% in the first quarter of 2018 compared to 38.0% in the first quarter of 2017. The decline was caused by the lower volumes impact on capacity utilization, higher brass costs and expenses associated with the move of the Company’s Scottsdale, Arizona operations, which closed on March 31, 2018, to the Company's Racine, Wisconsin facility. These factors were offset somewhat by higher prices on products sold.

Selling, engineering and administration expenses for the three months ended March 31, 2018 increased $1.7 million, or 6.8%, to $26.8 from $25.1 million in the first quarter of 2017. The main reasons for the increase were additional staff associated with the 2017 acquisitions, which occurred after the first quarter of that year, and normal inflationary increases.

Operating earnings for the first quarter of 2018 decreased $3.6 million, or 26.5%, to $10.0 million compared to $13.6 million in the same period in 2017. The decrease was the net impact of the lower gross margins and higher selling, engineering and administration expenses.

The provision for income taxes as a percentage of earnings before income taxes for the first quarter of 2018 was 22.2% compared to 34.2% in the first quarter of 2017. Interim provisions are tied to an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings and other credits available. The decrease between years was due almost entirely to the lower Federal tax rate, which declined from 35% in 2017 to 21% in 2018.

As a result of the above-mentioned items, net earnings for the three months ended March 31, 2018 were $7.5 million, or $0.26 per diluted share, compared to $8.7 million, or $0.30 per diluted share, for the same period in 2017.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $6.8 million for the first three months of 2018 compared to $12.4 million through the first three months of 2017. Last year’s amount was favorably impacted by a decrease in inventory balances which did not recur this year. These, along with lower net income, were the primary reasons for the decrease in cash provided from operations.

Receivables increased from $58.2 million at December 31, 2017 to $63.4 million at March 31, 2018. Generally, receivable balances are lower at year-end than at other times of the year due to seasonality in the Company’s business. The Company believes its net receivables balance is fully collectible.

Inventories at March 31, 2018 were $85.1 million, only a slight change from $85.2 million at December 31, 2017. These balances fluctuate from time to time due to the level of sales and the timing of inventory purchases.

Net property, plant and equipment at March 31, 2018 decreased slightly from $93.6 million at December 31, 2017 to $93.5 million at March 31, 2018. This was the net effect of depreciation expense, offset somewhat by $3.0 million of capital expenditures in the first three months of 2018.

Intangible assets decreased to $57.5 million at March 31, 2018 from $59.3 million at December 31, 2017 due to normal amortization expense.

Short-term debt at March 31, 2018 increased to $48.2 million from $44.6 million at December 31, 2017 due to the timing of cash needs.

Payables and other current liabilities of $24.3 million at March 31, 2018 decreased from $28.6 million at December 31, 2017. These balances were impacted by the timing of purchases and payments.

Accrued compensation and employee benefits decreased to $9.4 million at March 31, 2018 from $15.5 million at December 31, 2017 due to payments made in the first quarter of 2018 related to 2017 earned incentives, offset somewhat by provisions made for 2018 incentives earned to date.

Income and other taxes payable increased to $3.0 million at March 31, 2018 from $1.1 million at December 31, 2017. The change was the net impact of the lower Federal tax rate for 2018 and the timing of actual tax payments.

The overall increase in total shareholders’ equity from $277.5 million at December 31, 2017 to $280.7 million at March 31, 2018 was the net effect of net earnings and stock options exercised, offset by dividends paid and repurchased stock.

The Company’s financial condition remains strong. In September 2016, the Company amended its May 2012 credit agreement with its primary lender to a three-year $125.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit. While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of March 31, 2018. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $85.4 million of unused credit lines available at March 31, 2018.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2017 and the first quarter of 2018 were not material.

See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of risks and uncertainties that could impact the Company’s financial performance and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and have not materially changed since that report was filed unless otherwise indicated in this Form 10-Q.

Item 3    Quantitative and Qualitative Disclosures about Market Risk

The Company’s quantitative and qualitative disclosures about market risk are included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and have not materially changed since that report was filed.

Item 4    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2018. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: April 24, 2018	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman, President and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President – Controller