Form 10-Q
period 2018-06-30
BADGER METER INC
filed 2018-07-25
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2018
Commission File Number 001-06706
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 12, 2018, there were 29,113,582 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended June 30, 2018

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

•
changes in the cost and/or availability of needed raw materials and parts, such as volatility in the cost of brass castings as a result of fluctuations in commodity prices, particularly for copper and scrap metal at the supplier level, foreign-sourced electronic components as a result of currency exchange fluctuations, tariffs, duties and/or lead times, and plastic resin as a result of changes in petroleum and natural gas prices;

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

•	disruptions and other damages to information technology, other networks, operations and property (Company or third party) due to breaches in data security or any other cybersecurity attack;

•	transportation delays or interruptions;

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	(Unaudited)
	(In thousands)
Assets	2018	2017
Current assets:
Cash	$12,125	$11,164
Receivables	65,303	58,210
Inventories:
Finished goods	25,199	23,125
Work in process	19,643	22,035
Raw materials	40,814	40,012
Total inventories	85,656	85,172
Prepaid expenses and other current assets	5,070	4,077
Total current assets	168,154	158,623
Property, plant and equipment, at cost	215,513	212,485
Less accumulated depreciation	(122,838)	(118,884)
Net property, plant and equipment	92,675	93,601
Intangible assets, at cost less accumulated amortization	59,113	59,326
Other assets	9,240	9,897
Deferred income taxes	816	2,856
Goodwill	71,109	67,424
Total assets	$401,107	$391,727

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$42,430	$44,550
Payables and other current liabilities	28,092	28,601
Accrued compensation and employee benefits	9,632	15,509
Warranty and after-sale costs	4,110	3,367
Income and other taxes	1,363	1,082
Total current liabilities	85,627	93,109
Other long-term liabilities	13,657	4,073
Deferred income taxes	1,294	3,434
Accrued non-pension postretirement benefits	5,718	5,703
Other accrued employee benefits	6,341	7,956
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	37,177	37,165
Capital in excess of par value	33,681	32,182
Reinvested earnings	250,242	244,224
Accumulated other comprehensive loss	(5,508)	(10,893)
Less: Employee benefit stock	(461)	(460)
Treasury stock, at cost	(26,661)	(24,766)
Total shareholders’ equity	288,470	277,452
Total liabilities and shareholders’ equity	$401,107	$391,727
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2018	2017	2018	2017
Net sales	$113,648	$104,176	$218,689	$205,782
Cost of sales	72,144	63,122	140,437	126,078
Gross margin	41,504	41,054	78,252	79,704
Selling, engineering and administration	25,153	24,214	51,927	49,299
Operating earnings	16,351	16,840	26,325	30,405
Interest expense, net	409	147	699	325
Other pension and postretirement costs	8,031	249	8,012	345
Earnings before income taxes	7,911	16,444	17,614	29,735
Provision for income taxes	1,757	5,830	3,914	10,372
Net earnings	$6,154	$10,614	$13,700	$19,363

Earnings per share:
Basic	$0.21	$0.37	$0.47	$0.67
Diluted	$0.21	$0.36	$0.47	$0.67

Dividends declared per common share	$0.130	$0.115	$0.260	$0.230

Shares used in computation of earnings per share:
Basic	28,963,373	28,938,451	28,965,735	28,938,851
Impact of dilutive securities	170,070	159,369	193,665	170,824
Diluted	29,133,443	29,097,820	29,159,400	29,109,675
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2018	2017	2018	2017
Net earnings	$6,154	$10,614	$13,700	$19,363
Other comprehensive income:
Foreign currency translation adjustment	(808)	1,049	(387)	1,340
Pension and postretirement benefits, net of tax	5,711	71	5,772	154
Comprehensive income	$11,057	$11,734	$19,085	$20,857
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Six Months Ended
	June 30
	(Unaudited) (In thousands)
	2018	2017
Operating activities:
Net earnings	$13,700	$19,363
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	5,894	5,997
Amortization	6,543	5,994
Deferred income taxes	59	(53)
Noncurrent employee benefits	84	541
Pension termination settlement charge	8,168	—
Contribution to pension plan	(1,600)	—
Stock-based compensation expense	944	779
Changes in:
Receivables	(6,765)	(3,754)
Inventories	167	4,759
Prepaid expenses and other assets	(3,101)	(3,734)
Liabilities other than debt	1,106	7,453
Total adjustments	11,499	17,982
Net cash provided by operations	25,199	37,345

Investing activities:
Property, plant and equipment expenditures	(5,242)	(6,762)
Acquisitions, net of cash acquired and future payments	(8,048)	(18,376)
Net cash used for investing activities	(13,290)	(25,138)

Financing activities:
Net (decrease) increase in short-term debt	(2,000)	2,161
Dividends paid	(7,542)	(6,673)
Proceeds from exercise of stock options	231	1,014
Repurchase of treasury stock	(1,989)	(3,288)
Issuance of treasury stock	431	533
Net cash used for financing activities	(10,869)	(6,253)

Effect of foreign exchange rates on cash	(79)	558

Increase in cash	961	6,512
Cash – beginning of period	11,164	7,338
Cash – end of period	$12,125	$13,850
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the “Company” or “Badger Meter”) contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at June 30, 2018, results of operations for the three- and six-month periods ended June 30, 2018 and 2017, comprehensive income for the three- and six-month periods ended June 30, 2018 and 2017, and cash flows for the six-month periods ended June 30, 2018 and 2017. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Balance at beginning of period	$3,702	$2,548	$3,367	$2,779
Net additions charged to earnings	1,274	1,231	2,315	1,983
Adjustments to pre-existing warranties	(48)	440	(101)	46
Costs incurred	(818)	(1,155)	(1,471)	(1,744)
Balance at end of period	$4,110	$3,064	$4,110	$3,064

Rights Agreement

The shareholder rights plan that was in effect since February 15, 2008 expired on May 26, 2018 and the Board of Directors decided not to renew the plan.

Note 3 Employee Benefit Plans

The Company maintains a non-contributory defined benefit pension plan that covers substantially all U.S. employees who were employed at December 31, 2011. After that date, no further benefits are being accrued in this plan. For the frozen pension plan, benefits are based primarily on years of service and, for certain plans, levels of compensation. The Company has taken steps towards terminating the pension plan and expects the termination to be finalized in the third quarter of 2018. The ultimate settlement obligation will depend upon the nature and timing of participant settlements at prevailing market conditions. During the three months ended June 30, 2018, in connection with the Company's ongoing activities to terminate the plan, lump-sum distributions to participants of the Plan exceeded the service and interest components of net periodic pension cost. As a result, the company recorded a pre-tax settlement charge of $8.2 million during the second quarter of 2018 due for the most part to the initial transfer of pension funds to individuals who elected to rollover their accounts or transfer them to their plan.

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

The following table sets forth the components of net periodic benefit (income) cost for the three months ended June 30, 2018 and 2017 based on December 31, 2017 and 2016 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2018	2017	2018	2017
Service cost (income) – benefits earned during the year	$41	$(11)	$28	$28
Interest cost on projected benefit obligations	222	469	47	66
Expected return on plan assets	(591)	(396)	—	—
Amortization of prior service cost	—	—	—	(7)
Amortization of net loss (benefit)	201	141	(15)	(24)
Settlement expense	8,168	—	—	—
Net periodic benefit cost	$8,041	$203	$60	$63

The following table sets forth the components of net periodic benefit cost for the six months ended June 30, 2018 and 2017 based on December 31, 2017 and 2016 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2018	2017	2018	2017
Service cost – benefits earned during the year	$70	$13	$62	$63
Interest cost on projected benefit obligations	317	787	95	117
Expected return on plan assets	(835)	(798)	—	—
Amortization of prior service cost	—	—	(7)	(13)
Amortization of net loss (benefit)	289	276	(15)	(24)
Settlement expense	8,168	—	—	—
Net periodic benefit cost	$8,009	$278	$135	$143

The Company disclosed in its financial statements for the year ended December 31, 2017 that it was not required to make a minimum contribution to the defined benefit pension plan for the 2018 calendar year. The Company made a $1.6 million payment in June 2018 related to the 2017 plan year. The Company believes that no additional contributions will be required during 2018 as it will be terminated prior to the end of 2018.

The Company also disclosed in its financial statements for the year ended December 31, 2017 that it estimated it would pay $0.4 million in other postretirement benefits in 2018 based on actuarial estimates. As of June 30, 2018, $142,000 of such benefits have been paid. The Company continues to believe that its estimated payments for the full year are reasonable. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2018 will not impact the expense for postretirement benefits for 2018.

Note 4 Accumulated Other Comprehensive Loss

Components of and changes in accumulated other comprehensive loss at June 30, 2018 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(11,597)	$704	$(10,893)
Other comprehensive loss before reclassifications	—	(387)	(387)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(1.9 million)	5,772	—	5,772
Net current period other comprehensive income (loss), net of tax	5,772	(387)	5,385
Accumulated other comprehensive (loss) income	$(5,825)	$317	$(5,508)

Details of reclassifications out of accumulated other comprehensive loss during the six months ended June 30, 2018 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive loss
Amortization of pension and postretirement benefits items:
Prior service benefit (1)	$(756)
Settlement expense (1)	8,168
Amortization of actuarial loss (1)	274
Total before tax	7,686
Income tax benefit	(1,914)
Amount reclassified out of accumulated other comprehensive loss	$5,772

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

The total purchase consideration was approximately $12.0 million, which included $7.7 million in cash, a $0.3 million working capital adjustment, a balance sheet holdback of $0.7 million and settlement of $3.3 million of pre-existing Company receivables. The working capital adjustment was settled in the second quarter of 2018 and the balance sheet holdback has been included as a payable on the Company's consolidated balance sheet. The Company's preliminary allocation of the purchase price at June 30, 2018 included $3.8 million of receivables, $0.8 million of inventories, $0.1 million of machinery and equipment, $3.6 million of intangibles and $3.7 million of goodwill. The intangible assets acquired are customer relationships with an estimated average useful life of 10 years. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of June 30, 2018, the Company had not completed its analysis for estimating the fair value of the assets acquired.

The IMS acquisition was accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition. The acquisition did not have a material impact on the Company's consolidated financial statements or the notes thereto.

On November 1, 2017, the Company acquired certain assets of Utility Metering Services, Inc.'s business Carolina Meter & Supply ("Carolina Meter") of Wilmington, North Carolina, which was one of the Company's distributors serving North Carolina, South Carolina and Virginia.

The total purchase consideration for the Carolina Meter assets was $6.2 million, which included $2.0 million in cash and settlement of $4.2 million of pre-existing Company receivables. The Company's preliminary allocation of the purchase price at December 31, 2017 included $0.6 million of receivables, $0.3 million of inventories, $3.3 million of intangibles and $2.0 million of goodwill. The intangible assets acquired are primarily customer relationships with an estimated average useful life of 12 years. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of June 30, 2018, the Company had not completed its analysis for estimating the fair value of the assets acquired.

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

The purchase price was approximately $23.2 million in cash, plus a small working capital adjustment. The purchase price included $5.0 million in payments that are anticipated to be made in 2018 which are recorded in payables and other current liabilities on the Consolidated Balance Sheets at June 30, 2018. The Company's preliminary allocation of the purchase price included approximately $0.3 million in receivables, $0.6 million of inventories, $0.2 million in property, plant and equipment, $10.9 million of intangibles and $16.1 million of goodwill. The majority of the intangible assets acquired related to ultrasonic technology. The Company also assumed $4.9 million of liabilities as part of the acquisition. As of March 31, 2018, the Company completed its analysis for estimating the fair value of the assets acquired and liabilities assumed with no additional adjustments.

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

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2017 and the first half of 2018 were not material.

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

Note 7 Income Taxes

The provision for income taxes as a percentage of earnings before income taxes for the second quarter of 2018 was 22.2% compared to 35.5% in the second quarter of 2017. The provision for income taxes as a percentage of earnings before income taxes for the first half of 2018 was 22.2% compared to 34.9% for the first half of 2017. Interim provisions are tied to an estimate of the overall annual rate which can vary due to state taxes and the relationship of foreign and domestic earnings. These items cause variations between periods. The decrease between years was due almost entirely to the lower Federal tax rate, which declined from 35% in 2017 to 21% in 2018 as a result of U.S. tax reform that was enacted in December 2017. For the six-months ended June 30, 2018 and 2017, the Company recognized discrete tax benefits related to a pension plan payment (2018 only) and the excess tax benefits from stock-based compensation of $0.5 million and $0.2 million, respectively.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. For the three- and six-month periods months ended June 30, 2018, the Company did not update the provisional amount of transition tax recorded as of December 31, 2017, as there was no new information that would materially impact the Company’s consolidated financial statements. The Company will continue to monitor any new guidance and update its transition tax calculation in a later quarter if necessary. Additional work is still needed for a more detailed analysis of the Company's deferred tax assets and liabilities and its historical foreign earnings, as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter that the analysis is completed.

The Company is subject to numerous other provisions of the Act that are effective for tax years starting after December 31, 2017.  These provisions include the Global Intangible Low-Taxed Income inclusion, the deduction for Foreign-Derived Intangible Income, the business interest expense deduction limitation under Section 163(j), the executive compensation provision under Section 162(m), and the reduced deduction for certain meals and entertainment related expenses. The Company will continue to refine its computation related to these provisions as additional guidance becomes available. The net impact of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

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

Note 9 Subsequent Events

The Company evaluates subsequent events at the date of the balance sheet as well as conditions that arise after the balance sheet date but before the financial statements are issued. The effects of conditions that existed at the balance sheet date are recognized in the financial statements. Events and conditions arising after the balance sheet date but before the financial statements are issued are evaluated to determine if disclosure is required to keep the financial statements from being misleading. To the extent such events and conditions exist, if any, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. For purposes of preparing the accompanying consolidated condensed financial statements and the notes to these financial statements, the Company evaluated subsequent events through the date that the accompanying financial statements were issued, and has determined that no material subsequent events exist through the date of this filing.

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

In March 2017, the FASB issued ASU 2017-07 “Compensation - Retirement Benefits (Topic 715),” which changes the presentation of defined benefit and post-retirement benefit plan expense on the income statement by requiring separation between operating and non-operating expense. Under the ASU, the service cost of net periodic benefit expense is an operating expense that will be reported with similar compensation costs. The non-operating components, which include all other components of net periodic benefit expense, are reported outside of operating income. The ASU also stipulates that only the service cost component of pension and postretirement (benefits) costs is eligible for capitalization. The ASU was adopted by the Company on January 1, 2018. Application was done retrospectively for the presentation of the components of these (benefits) costs. In the Consolidated Statements of Operations, the Company previously recorded service and other (benefits) costs in operating cost and expense accounts along with compensation costs. The adoption of the standard resulted in reclassification of those (benefits) costs to the other pension and postretirement (benefits) costs line in the Consolidated Statements of Operations. Adoption of the standard increased operating earnings for 2018 by $8.0 million in both the three- and six-month periods ending June 30, 2018. Those amounts are established in other pension and postretirement (benefits) costs. In the three- and six-month periods ending June 30,

2017 operating earnings were increased by $0.2 million and $0.3 million, respectively. A corresponding amount was reclassified to other pension and postretirement (benefits) costs. The specific net periodic benefit components are disclosed in Note 3 "Employee Benefit Plans."

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

In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)," which requires lessees to record most leases on their balance sheets. Lessees initially recognize a lease liability (measured at the present value of the lease payments over the lease term) and a right-of-use ("ROU") asset (measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee's initial direct costs). Lessees can make an accounting policy election not to recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited.The Company plans to adopt the ASU beginning on the effective date of January 1, 2019. The Company expects that upon adoption the consolidated balance sheet will increase for the recognition of right of use assets and lease liabilities for operating leases. The Company is currently reviewing all of the available practical expedients for transition and is evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations and the presentation of its consolidated financial statements.

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

Note 11 Revenue Recognition

Adoption of ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)"

On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method applied to those contracts that were not completed or substantially complete as of January 1, 2018. Results for the reporting period beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605. The Company recorded a net reduction to opening retained earnings of $0.1 million as of January 1, 2018 as a result of the cumulative impact of adopting Topic 606. The impact to revenues as a result of applying Topic 606 for the three- and six-month periods ended June 30, 2018 was a decrease of $35,000 and $76,000, respectively.

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

Information regarding revenues disaggregated by geographic area is as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018

Revenues:
United States	$97,910	$189,063
Foreign:
Asia	3,161	4,861
Canada	3,529	6,789
Europe	5,101	10,148
Mexico	483	1,106
Middle East	3,204	5,356
Other	260	1,366
Total	$113,648	$218,689

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018

Revenue recognized over time	$3,061	5,748
Revenue recognized at a point in time	110,587	212,941
Total	$113,648	$218,689

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

The opening and closing balances of the Company's contract liabilites and receivables are as follows:

	June 30, 2018	December 31, 2017
Receivables	$65,303	$58,210
Contract liabilities	$13,460	$9,670

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables in the three- and six-month periods ended June 30, 2018 and December 31, 2017.

The amount of revenue recognized in the three- and six-month periods ending June 30, 2018 that was included in the opening contract liability balance was $0.3 million and $0.6 million, respectively. The difference between the opening and closing balances of the Company's contract liabilities was the result of a timing difference between the Company's performance and the customers' prepayments. The increased receivables balance was due to higher sales in the first half of 2018 compared to the fourth quarter of 2017. Generally, receivables balances are lower at year-end than at other times of the year.

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

The Company's performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a single point in time accounted for 97.3% and 97.4% of net sales for the three- and six-month periods ended June 30, 2018, respectively. The majority of the Company's revenue recognized at a point in time is for the sale of municipal and flow instrumentation products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 2.7% and 2.6% of sales of net sales for the three- and six-month periods ended June 30, 2018, respectively. The majority of the Company's revenue that is recognized over time relates to the BEACON AMA software as a service.

As of June 30, 2018, the Company had entered into contracts where there were unsatisfied performance obligations. For contracts recorded as long-term liabilities, $10.8 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $1.2 million for the remainder of 2018, $2.5 million in each year from 2019 through 2021 and $2.1 million in 2022.

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

The Company also has contracts that include both the sale and installation of flow meters as performance obligations. In those cases, the Company records revenue for installed flow meters at the point in time when the flow meters have been accepted by the customer. The customer cannot control the use of and obtain substantially all of the benefits from the equipment until the customer has accepted the installed product. Therefore, for both the flow meter and the related installation, the Company has concluded that control is transferred to the customer upon customer acceptance of the installed flow meters. In addition, the Company has a variety of ancillary revenue streams which are minor. The types and composition of the Company's revenue streams did not materially change during the three- and six-month periods ended June 30, 2018 from year end 2017.

Certain customers may receive cash-based incentives or credits, which are accounted for as variable consideration. Variable consideration in contracts for the three- and six-month periods ended June 30, 2018 was insignificant.

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

Practical Expedients

For the three- and six-month periods ended June 30, 2018, the Company elected the following practical expedients:

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

The total purchase consideration was approximately $12.0 million, which included $7.7 million in cash, a $0.3 million working capital adjustment, a balance sheet holdback of $0.7 million and settlement of $3.3 million of pre-existing Company receivables. The working capital adjustment was settled in the second quarter of 2018 and the balance sheet holdback has been included as a payable on the Company's consolidated balance sheet. The Company's preliminary allocation of the purchase price at June 30, 2018 included $3.8 million of receivables, $0.8 million of inventories, $0.1 million of machinery and equipment, $3.6 million of intangibles and $3.7 million of goodwill. The intangible assets acquired are customer relationships with an estimated average useful life of 10 years. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of June 30, 2018, the Company had not completed its analysis for estimating the fair value of the assets acquired. This acquisition is further described in Note 5 “Acquisitions” in the Notes to Consolidated Condensed Financial Statements.

On November 1, 2017, the Company acquired certain assets of Utility Metering Services, Inc.'s business Carolina Meter & Supply ("Carolina Meter") of Wilmington, North Carolina, which was one of the Company's distributors serving North Carolina, South Carolina and Virginia.

The total purchase consideration for the Carolina Meter assets was $6.2 million, which included $2.0 million in cash and settlement of $4.2 million of pre-existing Company receivables. The Company's preliminary allocation of the purchase price at December 31, 2017 included $0.6 million of receivables, $0.3 million of inventories, $3.3 million of intangibles and $2.0 million of goodwill. The intangible assets acquired are primarily customer relationships with an estimated average useful life of 12 years. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of June 30, 2018, the Company has not completed its analysis for estimating the fair value of the assets acquired. This acquisition is further described in Note 5 “Acquisitions” in the Notes to Consolidated Condensed Financial Statements.

On May 1, 2017, the Company acquired 100% of the outstanding common stock of D-Flow Technology AB ("D-Flow") of Luleå, Sweden. The D-Flow acquisition facilitates the continued advancement of the existing E-Series ultrasonic product line while also adding a technology center for the Company.

The purchase price was approximately $23.2 million in cash, plus a small working capital adjustment. The purchase price included $5.4 million in payments that are anticipated to be made in 2018 which are recorded in payables and other current liabilities on the Consolidated Balance Sheets at March 31, 2018. The Company's preliminary allocation of the purchase price included approximately $0.3 million in receivables, $0.6 million of inventories, $0.2 million in machinery and equipment, $10.9 million of intangibles and $16.1 million of goodwill. The Company also assumed $4.9 million of liabilities as part of the acquisition. As of March 31, 2018, the Company completed its analysis for estimating the fair value of the assets acquired and liabilities assumed with no additional adjustments. This acquisition is further described in Note 5 “Acquisitions” in the Notes to Consolidated Condensed Financial Statements.

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

Results of Operations - Three Months Ended June 30, 2018

The Company’s net sales for the three months ended June 30, 2018 increased $9.4 million, or 9.0%, to $113.6 million compared to $104.2 million during the same period in 2017.

Municipal water sales represented 77.5% of sales in the second quarter of 2018 compared to 76.8% in the second quarter of 2017. These sales increased $7.9 million, or 9.9%, to $88.0 million in the second quarter of 2018 from $80.1 million in the second quarter of 2017. The increase was due to higher prices and increased domestic volumes sold of newer technologies in meters and related radios as well as higher service revenue. Higher international sales also contributed to the increase, particularly in the Middle East.

Flow instrumentation products represented 22.5% of sales for the three months ended June 30, 2018 compared to 23.2% during the same period in 2017. These sales increased $1.5 million, or 6.2%, to $25.6 million from $24.1 million in the same period last year. The increase was due to the continued rebound in the oil and gas market and other targeted markets served.

While the gross margin increased as a result of the higher sales, the gross margin as a percentage of sales was 36.5% in the second quarter of 2018 compared to 39.4% in the second quarter of 2017. The decline in the percentage was due to higher material costs, particularly brass expenses, and higher health care costs. In addition, there was a greater mix of lower margin project work accepted based on future anticipated higher margin projects.

Selling, engineering and administration expenses for the three months ended June 30, 2018 increased $1.0 million, or 4.1%, to $25.2 from $24.2 million in the second quarter of 2017. Higher healthcare and sales commission costs, as well as higher research and development expenses contributed to the increase, which also included the additional staffing from recent acquisitions. To some degree, lower overall employee incentives offset the higher costs.

Operating earnings for the second quarter of 2018 decreased $0.5 million, or 3.0%, to $16.3 million compared to $16.8 million in the same period in 2017. The decrease was due to the impact of the higher selling, engineering and administration expenses, offset somewhat by higher gross margin.

Other pension and postretirement costs were $8.0 million compared to $0.2 million in the second quarter of 2017. The second quarter of 2018 includes a settlement charge of $8.2 million made in connection with the first phase of the previously planned termination of the Company’s pension plan. Initial distributions were made from the plan in the second quarter resulting in this non-cash charge. Final distributions are expected to be made in the third quarter of 2018 which will result in an additional settlement charge, currently estimated to be $10.5 million.

The provision for income taxes as a percentage of earnings before income taxes for the second quarter of 2018 was 22.2% compared to 35.5% in the second quarter of 2017. Interim provisions are tied to an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings and other credits available. The decrease between years was due primarily to the lower Federal tax rate, which declined from 35% in 2017 to 21% in 2018.

As a result of the above-mentioned items, net earnings for the three months ended June 30, 2018 were $6.2 million, or $0.21 per diluted share, compared to $10.6 million, or $0.36 per diluted share, for the same period in 2017.

Results of Operations - Six Months Ended June 30, 2018

The Company’s net sales for the six months ended June 30, 2018 increased $12.9 million, or 6.3%, to $218.7 million compared to $205.8 million during the same period in 2017.

Municipal water sales represented 77.0% of sales for the first six months of 2018, the same as the first six months of 2017. These sales increased $10.2 million, or 6.4%, to $168.5 million from $158.3 million in 2017 and were driven by higher prices and increased domestic volumes sold of newer technologies in meters and related radios as well as higher service revenue. Higher international sales also contributed to the increase, particularly in the Middle East. Offsetting this somewhat were lower volumes of commercial meters sold.

Flow instrumentation products represented 23.0% of sales for the six months ended June 30, 2018, the same as the first six months of 2017. These sales increased $2.7 million, or 5.7%, to $50.2 million for the first six months in 2018 compared to $47.5 million in the same period last year due to higher sales into the oil and gas market as well as other targeted markets.

Gross margin as a percentage of sales was 35.8% for the first six months of 2018 compared to 38.7% in the same period in 2017. The decrease was due to higher brass and health care costs and the negative impact of mix on plant utilization. In addition, there was a greater mix of lower margin project work accepted based on future anticipated higher margin projects.

Selling, engineering and administration expenses for the six months ended June 30, 2018 increased $2.6 million, or 5.3%, to $51.9 million from $49.3 million in the same period in 2017. Higher healthcare, sales commission and research and development expenses contributed to the increase in addition the additional staffing from recent acquisitions and normal inflationary increases.
To some degree, lower overall employee incentives offset the higher costs.

Operating earnings for the first six months of 2018 decreased $4.1 million, or 13.5%, to $26.3 million compared to $30.4 million in the same period in 2017 as the result of the lower gross margins and higher selling, engineering and administration expenses.

Other pension and postretirement costs were $8.0 million for the first six months of 2018 compared to $0.3 million in the same period in 2017. Included in the amount for 2018 was a settlement charge of $8.2 million made in connection with the first phase of the previously planned termination of the Company’s pension plan. Initial distributions were made from the plan in the second quarter resulting in this non-cash charge. Final distributions are expected to be made in the third quarter of 2018 which will result in an additional settlement charge, currently estimated to be $10.5 million.

The provision for income taxes as a percentage of earnings before income taxes for the first six months of 2018 was 22.2% compared to 34.9% for the same period in 2017. Interim provisions are tied to an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings and production credits available. The decrease between years was due almost entirely to the lower Federal tax rate, which declined from 35% in 2017 to 21% in 2018.

As a result of the above-mentioned items, net earnings for the six months ended June 30, 2017 were $13.7 million, or $0.47 per diluted share, compared to $19.4 million, or $0.67 per diluted share, for the same period in 2017.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $25.2 million for the first six months of 2018 compared to $37.3 million through the first six months of 2017. Last year’s amount was favorably impacted by a decrease in inventory balances which did not recur this year. This, along with higher receivable balances are the primary reasons for the decline.

Receivables increased from $58.2 million at December 31, 2017 to $65.3 million at June 30, 2018. Generally, receivable balances are lower at year-end than at other times of the year due to seasonality in the Company’s business. The Company believes its net receivables balance is fully collectible.

Inventories at June 30, 2018 were $85.7 million, only a slight change from $85.2 million at December 31, 2017. These balances fluctuate from time to time due to the level of sales and the timing of inventory purchases.

Net property, plant and equipment decreased slightly from $93.6 million at December 31, 2017 to $92.7 million at June 30, 2018. This was the net effect of depreciation expense, offset somewhat by $5.2 million of capital expenditures in the first six months of 2018.

Intangible assets decreased to $59.1 million at June 30, 2018 from $59.3 million at December 31, 2017 due to normal amortization expense, offset by an increase of $3.7 million related to the acquisition of IMS. The acquisition was also the main reason for the increase in goodwill from $67.4 million on December 31, 2017 to $71.1 million on June 30, 2018.

Short-term debt at June 30, 2018 decreased to $42.4 million from $44.6 million at December 31, 2017 due to the timing of cash needs.

Payables and other current liabilities of $28.1 million at June 30, 2018 decreased from $28.6 million at December 31, 2017. These balances were impacted by the timing of purchases and payments.

Accrued compensation and employee benefits decreased to $9.6 million at June 30, 2018 from $15.5 million at December 31, 2017 due to payments made in the first two quarters of 2018 related to 2017 earned employee incentives, offset somewhat by provisions made for 2018 employee incentives earned to date.

Income and other taxes payable increased to $1.4 million at June 30, 2018 from $1.1 million at December 31, 2017. The change was the net impact of the lower Federal tax rate for 2018 and the timing of actual tax payments.

Other long-term liabilities increased to $13.7 million compared to $4.1 million on December 31, 2017. The increase was due primarily to higher deferred revenue associated with the Beacon AMA offering.

The overall increase in total shareholders’ equity from $277.5 million at December 31, 2017 to $288.5 million at June 30, 2018 was the net effect of net earnings and stock options exercised, offset by dividends paid and repurchased stock.

The Company’s financial condition remains strong. In June 2018, the Company amended its May 2012 credit agreement with its primary lender to extend until September 2021 the $125.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit. While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of June 30, 2018. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $90.7 million of unused credit lines available at June 30, 2018.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2017 and the first half of 2018 were not material.

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

Item 4    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2018. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information
Item 6  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
4	Fourth Amendment to Credit Agreement dated June 15, 2018, related to the Loan Agreement dated May 23, 2012 between Badger Meter, Inc. and BMO Harris Bank NA for Badger Meter, Inc.'s credit agreement.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: July 25, 2018	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President – Controller