Form 10-Q
period 2018-09-30
BADGER METER INC
filed 2018-10-24
CIK 9092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2018
Commission File Number 001-06706
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 10, 2018, there were 29,112,982 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.
Quarterly Report on Form 10-Q for the Period Ended September 30, 2018

Special Note Regarding Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, as well as other information provided from time to time by Badger Meter, Inc. (the "Company" or "Badger Meter") or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties. Some risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements include those described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 that include, among other things:

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

•	disruptions and other damages to information technology, other networks, operations and property (Company or third party) due to breaches in data security or any other cybersecurity attack;

•	transportation delays or interruptions;

•	violations or alleged violations of the U.S. Foreign Corrupt Practices Act (FCPA) or other anti-corruption laws;

•	the loss of or disruption in certain single-source suppliers; and

•	changes in laws and regulations, particularly laws dealing with the content or handling of materials used in the Company's products.

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	(Unaudited)
	(In thousands)
Assets	2018	2017
Current assets:
Cash	$10,629	$11,164
Receivables	70,029	58,210
Inventories:
Finished goods	22,588	23,125
Work in process	19,199	22,035
Raw materials	42,558	40,012
Total inventories	84,345	85,172
Prepaid expenses and other current assets	5,881	4,077
Total current assets	170,884	158,623
Property, plant and equipment, at cost	214,234	212,485
Less accumulated depreciation	(122,595)	(118,884)
Net property, plant and equipment	91,639	93,601
Intangible assets, at cost less accumulated amortization	57,301	59,326
Other assets	9,436	9,897
Deferred income taxes	802	2,856
Goodwill	71,258	67,424
Total assets	$401,320	$391,727

Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$35,957	$44,550
Payables and other current liabilities	24,860	28,601
Accrued compensation and employee benefits	12,381	15,509
Warranty and after-sale costs	4,302	3,367
Income and other taxes	366	1,082
Total current liabilities	77,866	93,109
Other long-term liabilities	14,446	4,073
Deferred income taxes	1,323	3,434
Accrued non-pension postretirement benefits	5,704	5,703
Other accrued employee benefits	6,751	7,956
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	37,198	37,165
Capital in excess of par value	36,809	32,182
Reinvested earnings	250,432	244,224
Accumulated other comprehensive income (loss)	294	(10,893)
Less: Employee benefit stock	(461)	(460)
Treasury stock, at cost	(29,042)	(24,766)
Total shareholders’ equity	295,230	277,452
Total liabilities and shareholders’ equity	$401,320	$391,727
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2018	2017	2018	2017
Net sales	$110,630	$100,008	$329,319	$305,790
Cost of sales	66,684	62,969	207,121	189,047
Gross margin	43,946	37,039	122,198	116,743
Selling, engineering and administration	28,212	24,724	80,139	74,023
Operating earnings	15,734	12,315	42,059	42,720
Interest expense, net	295	242	994	567
Other pension and postretirement costs (benefits)	11,787	(96)	19,799	249
Earnings before income taxes	3,652	12,169	21,266	41,904
Provision for income taxes	801	4,194	4,715	14,566
Net earnings	$2,851	$7,975	$16,551	$27,338

Earnings per share:
Basic	$0.10	$0.28	$0.57	$0.94
Diluted	$0.10	$0.27	$0.57	$0.94

Dividends declared per common share	$0.15	$0.13	$0.41	$0.36

Shares used in computation of earnings per share:
Basic	28,989,205	28,939,292	28,983,115	28,939,940
Impact of dilutive securities	207,955	178,756	198,428	173,468
Diluted	29,197,160	29,118,048	29,181,543	29,113,408
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2018	2017	2018	2017
Net earnings	$2,851	$7,975	$16,551	$27,338
Other comprehensive income:
Foreign currency translation adjustments	106	310	(281)	1,650
Pension and postretirement benefits, net of tax	7,396	(25)	13,168	129
Comprehensive income	$10,353	$8,260	$29,438	$29,117
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
	September 30
	(Unaudited) (In thousands)
	2018	2017
Operating activities:
Net earnings	$16,551	$27,338
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	8,796	9,079
Amortization	9,675	9,089
Deferred income taxes	132	(188)
Noncurrent employee benefits	261	(606)
Pension termination settlement charges	19,900	—
Contributions to pension plan	(2,860)	(825)
Stock-based compensation expense	3,374	1,191
Changes in:
Receivables	(11,462)	(8,041)
Inventories	1,409	1,929
Prepaid expenses and other assets	(5,573)	(4,580)
Liabilities other than debt	(320)	11,543
Total adjustments	23,332	18,591
Net cash provided by operations	39,883	45,929

Investing activities:
Property, plant and equipment expenditures	(7,219)	(11,554)
Acquisitions, net of cash acquired and future payments	(8,048)	(18,376)
Net cash used for investing activities	(15,267)	(29,930)

Financing activities:
Net (decrease) increase in short-term debt	(8,433)	1,411
Payment of contingent acquisition consideration	(2,034)	—
Dividends paid	(11,895)	(10,444)
Proceeds from exercise of stock options	933	1,167
Repurchase of treasury stock	(4,451)	(3,677)
Issuance of treasury stock	529	594
Net cash used for financing activities	(25,351)	(10,949)

Effect of foreign exchange rates on cash	200	1,006

(Decrease) increase in cash	(535)	6,056
Cash – beginning of period	11,164	7,338
Cash – end of period	$10,629	$13,394
See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter, Inc. (the "Company") contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at September 30, 2018, results of operations for the three- and nine-month periods ended September 30, 2018 and 2017, comprehensive income for the three- and nine-month periods ended September 30, 2018 and 2017, and cash flows for the nine-month periods ended September 30, 2018 and 2017. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Balance at beginning of period	$4,110	$3,064	$3,367	$2,779
Net additions charged to earnings	1,048	919	3,363	2,902
Adjustments to pre-existing warranties	(389)	168	(490)	214
Costs incurred	(467)	(738)	(1,938)	(2,482)
Balance at end of period	$4,302	$3,413	$4,302	$3,413

Rights Agreement

The shareholder rights plan that was in effect since February 15, 2008 expired on May 26, 2018 and the Board of Directors decided not to renew the plan.

Note 3 Employee Benefit Plans

The Company maintains a non-contributory defined benefit pension plan that covers substantially all U.S. employees who were employed at December 31, 2011. After that date, no further benefits are being accrued in this plan. For the frozen pension plan, benefits are based primarily on years of service and, for certain individuals, levels of compensation. The Company finalized the termination of the pension plan in the third quarter of 2018. In connection with the Company's activities to terminate the plan, lump-sum distributions were made in the second quarter of 2018 to individuals who elected lump sum distributions, including rolling over their accounts or transferring them to a qualified Company plan. In the third quarter of 2018, purchases of annuity contracts were made to settle obligations for the remaining participants. As a result, the Company recorded pre-tax settlement charges of $8.2 million and $11.7 million during the second and third quarters of 2018, respectively.

The Company also maintains supplemental non-qualified plans for certain officers and other key employees, and an Employee Savings and Stock Ownership Plan (“ESSOP”) for the majority of the U.S. employees.

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

The following table sets forth the components of net periodic benefit cost (income) for the three months ended September 30, 2018 and 2017 based on December 31, 2017 and 2016 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2018	2017	2018	2017
Service cost – benefits earned during the year	$35	$7	$31	$28
Interest cost on projected benefit obligations	6	149	47	29
Expected return on plan assets	—	(399)	—	—
Amortization of prior service cost	—	—	(3)	(6)
Amortization of net loss (benefit)	13	143	(8)	(12)
Settlement expense	11,732	—	—	—
Net periodic benefit cost (income)	$11,786	$(100)	$67	$39

The following table sets forth the components of net periodic benefit cost for the nine months ended September 30, 2018 and 2017 based on December 31, 2017 and 2016 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2018	2017	2018	2017
Service cost – benefits earned during the year	$105	$20	$93	$91
Interest cost on projected benefit obligations	323	936	142	146
Expected return on plan assets	(835)	(1,197)	—	—
Amortization of prior service cost	—	—	(10)	(19)
Amortization of net loss (benefit)	302	419	(23)	(36)
Settlement expense	19,900	—	—	—
Net periodic benefit cost	$19,795	$178	$202	$182

The Company disclosed in its financial statements for the year ended December 31, 2017 that it was not required to make a minimum contribution to the defined benefit pension plan for the 2018 calendar year. The Company made net payments of $1.6 million and $1.3 million in the second and third quarter of 2018, respectively, related to the 2017 plan year. No additional contributions will be required during 2018 as the pension plan termination was finalized in the third quarter of 2018.

The Company also disclosed in its financial statements for the year ended December 31, 2017 that it estimated it would pay $0.4 million in other postretirement benefits in 2018 based on actuarial estimates. As of September 30, 2018, $234,000 of such benefits have been paid. The Company continues to believe that its estimated payments for the full year are reasonable. However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs. Note that the amount of benefits paid in calendar year 2018 will not impact the expense for postretirement benefits for 2018.

Note 4 Accumulated Other Comprehensive Income (Loss)

Components of and changes in accumulated other comprehensive income (loss) at September 30, 2018 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(11,597)	$704	$(10,893)
Other comprehensive income (loss) before reclassifications	—	(281)	(281)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(5.0 million)	13,168	—	13,168
Net current period other comprehensive income (loss), net of tax	13,168	(281)	12,887
Cumulative impact of adopting ASU 2018-02	(1,700)	—	(1,700)
Accumulated other comprehensive income (loss)	$(129)	$423	$294

Details of reclassifications out of accumulated other comprehensive income (loss) during the nine months ended September 30, 2018 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive income (loss)
Amortization of pension and postretirement benefits items:
Prior service benefit (1)	$(10)
Settlement expense (1)	19,900
Actuarial loss (1)	(1,728)
Total before tax	18,162
Income tax benefit	(4,994)
Amount reclassified out of accumulated other comprehensive income (loss)	$13,168

(1)    These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (income) in Note 3 “Employee Benefit Plans.”

Components of and changes in accumulated other comprehensive income (loss) at September 30, 2017 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(10,495)	$(1,140)	$(11,635)
Other comprehensive income (loss) before reclassifications	—	1,545	1,545
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(0.1) million	234	—	234
Net current period other comprehensive income (loss), net of tax	234	1,545	1,779
Accumulated other comprehensive income (loss)	$(10,261)	$405	$(9,856)

Details of reclassifications out of accumulated other comprehensive income (loss) during the nine months ended September 30, 2017 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive income (loss)
Amortization of pension and postretirement benefits items:
Prior service benefit (1)	$(19)
Amortization of actuarial loss (1)	382
Total before tax	363
Income tax benefit	(129)
Amount reclassified out of accumulated other comprehensive income (loss)	$234

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (income) in Note 3 “Employee Benefit Plans.”

Note 5 Acquisitions

On April 2, 2018, the Company acquired 100% of the outstanding stock of Innovative Metering Solutions, Inc. ("IMS") of Odessa, Florida, which was one of the Company's distributors serving Florida.

The total purchase consideration was approximately $12.0 million, which included $7.7 million in cash, a $0.3 million working capital adjustment, a balance sheet holdback of $0.7 million and settlement of $3.3 million of pre-existing Company receivables. The working capital adjustment was settled in the second quarter of 2018 and the balance sheet holdback is recorded in payables and other current liabilities on the Company's Consolidated Balance Sheet as it is anticipated to be paid in the next twelve months. The Company's preliminary allocation of the purchase price at June 30, 2018 included $3.8 million of receivables, $0.8 million of inventories, $0.1 million of machinery and equipment, $3.6 million of intangibles and $3.7 million of goodwill. The intangible assets acquired are customer relationships with an estimated average useful life of 10 years. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of September 30, 2018, the Company had not completed its analysis for estimating the fair value of the assets acquired.

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

The total purchase consideration for the Carolina Meter assets was $6.2 million, which included $2.0 million in cash and settlement of $4.2 million of pre-existing Company receivables. The Company's preliminary allocation of the purchase price at December 31, 2017 included $0.6 million of receivables, $0.3 million of inventories, $3.3 million of intangibles and $2.0 million of goodwill. The intangible assets acquired are primarily customer relationships with an estimated average useful life of 12 years. As of September 30, 2018, the Company had not completed its analysis for estimating the fair value of the assets acquired.

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

The purchase price was approximately $23.2 million in cash, plus a small working capital adjustment. The purchase price included $5.0 million of contingent payments, of which $3.0 million are anticipated to be made in the fourth quarter of 2018 and are recorded in payables and other current liabilities on the Consolidated Balance Sheet at September 30, 2018. Contingent payments of $2.0 million were made in the third quarter of 2018. The Company's preliminary allocation of the purchase price included approximately $0.3 million in receivables, $0.6 million of inventories, $0.2 million in property, plant and equipment, $10.9 million of intangibles and $16.1 million of goodwill. The majority of the intangible assets acquired related to ultrasonic technology. The Company also assumed $4.9 million of liabilities as part of the acquisition. As of March 31, 2018, the Company completed its analysis for estimating the fair value of the assets acquired and liabilities assumed with no additional adjustments.

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

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2017 and the first three quarters of 2018 were not material.

The Company relies on single suppliers for most brass castings, certain resins and electronic subassemblies in several of its product lines. The Company believes these items would be available from other sources, but that the loss of certain suppliers would result in a higher cost of materials, delivery delays, short-term increases in inventory and higher quality control costs in the short term. The Company attempts to mitigate these risks by working closely with key suppliers, purchasing minimal amounts from alternative suppliers and by purchasing business interruption insurance where appropriate.

The Company reevaluates its exposures on a periodic basis and makes adjustments to reserves as appropriate.

Note 7 Income Taxes

The provision for income taxes as a percentage of earnings before income taxes for the third quarter of 2018 was 21.9% compared to 34.5% in the third quarter of 2017. The provision for income taxes as a percentage of earnings before income taxes for the first three quarters of 2018 was 22.2% compared to 34.8% for the first three quarters of 2017. Interim provisions are tied to an estimate of the overall annual rate which can vary due to state taxes and the relationship of foreign and domestic earnings. These items cause variations between periods. The decrease between years was due almost entirely to the lower Federal tax rate which was a result of U.S. tax reform that was enacted in December 2017. For the nine months ended September 30, 2018 and 2017, the Company recognized discrete net tax benefits related to pension plan contributions and termination costs (2018 only) as well as the excess tax benefits from stock-based compensation of $6.0 million and $0.2 million, respectively.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. For the three- and nine-month periods ended September 30, 2018, the Company updated its transition tax calculation in preparation for the filing of its 2017 Federal income tax return in October 2018. The change in the transition tax was immaterial compared to the provisional amount of transition tax recorded as of December 31, 2017.

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

Note 8 Fair Value Measurements of Financial Instruments

The Company applies the accounting standards for fair value measurements and disclosures for its financial assets and financial liabilities. The carrying amounts of cash, receivables and payables in the financial statements approximate their fair values due to the short-term nature of these financial instruments. Short-term debt is comprised of notes payable drawn against the Company's lines of credit and commercial paper. Because of its short-term nature, the carrying amount of the short-term debt also approximates fair value. Included in other assets are insurance policies on various individuals who were previously employed by the Company. The carrying amounts of these insurance policies approximate their fair value.

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

Note 10 New Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-13 "Fair Value Measurement (Topic 820)," which is designed to improve the effectiveness of disclosures related to fair value measurements. This ASU is effective for annual periods beginning after December 15, 2019 and early adoption is allowed in any interim reporting periods within those annual reporting periods. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02 "Income Statement - Reporting Comprehensive (Loss) Income (Topic 220)." Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive (loss) income are adjusted, certain tax effects become stranded in accumulated other comprehensive (loss) income. The Company’s provisional adjustments recorded in 2017 to account for the impact of the Tax Cuts and Jobs Act resulted in such stranded tax effects. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive (loss) income to reinvested earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The guidance is effective for annual years beginning after December 15, 2018 with early adoption permitted in any interim reporting period. The Company elected to early-adopt this standard in the quarter ended September 30, 2018. This election resulted in a reclassification of $1.7 million from accumulated other comprehensive income (loss) to reinvested earnings.

In May 2017, the FASB issued ASU 2017-09 "Compensation - Stock Compensation (Topic 718)," which clarifies when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance was adopted on a prospective basis on January 1, 2018. The adoption of this standard did not have a significant impact on the Company's consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07 "Compensation - Retirement Benefits (Topic 715)," which changes the presentation of defined benefit and post-retirement benefit plan expense on the income statement by requiring separation between operating and non-operating expense. Under the ASU, the service cost of net periodic benefit expense is an operating expense that will be reported with similar compensation costs. The non-operating components, which include all other components of net periodic benefit expense, are reported outside of operating income. The ASU also stipulates that only the service cost component of pension and postretirement (benefits) costs is eligible for capitalization. The ASU was adopted by the Company on January 1, 2018. Application was done retrospectively for the presentation of the components of these (benefits) costs. In the Consolidated Statements of Operations, the Company previously recorded service and other (benefits) costs in operating cost and expense accounts along with compensation costs. The adoption of the standard resulted in reclassification of those (benefits) costs to the other pension and postretirement (benefits) costs line in the Consolidated Statements of Operations. Adoption of the standard increased operating earnings for 2018 by $11.8 and $19.8 million in the three- and nine-month periods ending September 30, 2018. In the three-month period ending September 30, 2017 operating earnings were decreased by $0.1 million. In the nine-month period ending September 30, 2017 operating earnings were increased by $0.2 million. A corresponding amount was reclassified to other pension and postretirement (benefits) costs for each of these periods. The specific net periodic benefit components are disclosed in Note 3 "Employee Benefit Plans."

In January 2017, the FASB issued ASU 2017-04 "Intangibles - Goodwill and Other (Topic 350)." The update requires a single-step quantitative test to measure potential impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment can still be completed first for an entity to determine if a quantitative impairment test is necessary. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2019 and interim periods thereafter. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate that the adoption of ASU 2017-04 will have an impact.

In August 2016, the FASB issued ASU No. 2016-15 "Statement of Cash Flows (Topic 230)," which clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. This ASU was effective for annual periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The adoption of this ASU did not have a significant impact on the categorization of operating, investing and financing activities on the Consolidated Statements of Cash Flows.

In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)," which requires lessees to record most leases on their balance sheets. Lessees initially recognize a lease liability (measured at the present value of the lease payments over the lease term) and a right-of-use ("ROU") asset (measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee's initial direct costs). Lessees can make an accounting policy election not to recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard includes the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. In July 2018, the FASB issued ASU No. 2018-11 "Targeted Improvements (Topic 842)." This ASU provides for an optional method of transition which allows companies to adopt the new leasing standard with a cumulative-effect adjustment to reinvested earnings. Under this transition method, comparative periods would continue to be reported in accordance with the existing lease guidance under ASC 840 "Leases". The Company plans to adopt the ASU with this optional transition methodology beginning on the effective date of January 1, 2019. The Company expects that upon adoption the consolidated balance sheet will increase for the recognition of ROU assets and lease liabilities for operating leases. The Company is currently making decisions regarding all of the available practical expedients for transition and is evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations and the presentation of its consolidated financial statements.

Note 11 Revenue Recognition

Adoption of ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)"

On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method applied to those contracts that were not completed or substantially complete as of January 1, 2018. Results for the reporting period beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605 "Revenue Recognition". The Company recorded a net reduction to opening retained earnings of $0.1 million as of January 1, 2018 as a result of the cumulative impact of adopting Topic 606. The impact to revenues as a result of applying Topic 606 for the three- and nine-month periods ended September 30, 2018 were not material.

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

Information regarding revenues disaggregated by geographic area is as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018

Revenues:
United States	$95,288	$284,351
Foreign:
Asia	1,928	6,789
Canada	2,564	9,353
Europe	4,457	14,605
Mexico	1,031	2,137
Middle East	4,602	9,958
Other	760	2,126
Total	$110,630	$329,319

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018

Revenue recognized over time	$3,455	9,203
Revenue recognized at a point in time	107,175	320,116
Total	$110,630	$329,319

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

The opening and closing balances of the Company's receivables and contract liabilities are as follows:

	September 30, 2018	December 31, 2017
Receivables	$70,029	$58,210
Contract liabilities	$14,363	$9,670

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables in the three- and nine-month periods ended September 30, 2018 and December 31, 2017.

The amount of revenue recognized in the three- and nine-month periods ended September 30, 2018 that was included in the opening contract liability balance was $0.3 million and $0.9 million, respectively. The difference between the opening and closing balances of the Company's contract liabilities was the result of a timing difference between the Company's performance and the customers' prepayments. The increased receivables balance was due to higher sales at the end of the third quarter of 2018 compared to the fourth quarter of 2017, receivables balances are generally lower at year-end than at other times of the year.

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

The Company's performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a single point in time accounted for 96.9% and 97.2% of net sales for the three- and nine-month periods ended September 30, 2018, respectively. The majority of the Company's revenue recognized at a point in time is for the sale of municipal and flow instrumentation products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 3.1% and 2.8% of sales of net sales for the three- and nine-month periods ended September 30, 2018, respectively. The majority of the Company's revenue that is recognized over time relates to the BEACON AMA software as a service.

As of September 30, 2018, the Company had certain contracts where there were unsatisfied performance obligations. For contracts recorded as long-term liabilities, $11.6 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $0.6 million for the remainder of 2018, $2.6 million in each year from 2019 through 2022 and $0.6 million in 2023.

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

The Company also has contracts that include both the sale and installation of flow meters as performance obligations. In those cases, the Company records revenue for installed flow meters at the point in time when the flow meters have been accepted by the customer. The customer cannot control the use of and obtain substantially all of the benefits from the equipment until the customer has accepted the installed product. Therefore, for both the flow meter and the related installation, the Company has concluded that control is transferred to the customer upon customer acceptance of the installed flow meter. In addition, the Company has a variety of ancillary revenue streams which are minor. The types and composition of the Company's revenue streams did not materially change during the three- and nine-month periods ended September 30, 2018.

Certain customers may receive cash-based incentives or credits, which are accounted for as variable consideration. Variable consideration in contracts for the three- and nine-month periods ended September 30, 2018 was insignificant.

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

Practical Expedients

For the three- and nine-month periods ended September 30, 2018, the Company elected the following practical expedients:

In accordance with Subtopic 340-40 "Other Assets and Deferred Costs - Contracts with Customers," the Company elected to expense the incremental costs of obtaining a contract when the amortization period for such contracts would have been one year or less. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less, and contracts for which it has the right to invoice for services performed.

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

The total purchase consideration was approximately $12.0 million, which included $7.7 million in cash, a $0.3 million working capital adjustment, a balance sheet holdback of $0.7 million and settlement of $3.3 million of pre-existing Company receivables. The working capital adjustment was settled in the second quarter of 2018 and the balance sheet holdback is recorded in payables and other current liabilities on the Company's Consolidated Balance Sheet as it is anticipated to be paid in the next twelve months. The Company's preliminary allocation of the purchase price at June 30, 2018 included $3.8 million of receivables, $0.8 million of inventories, $0.1 million of machinery and equipment, $3.6 million of intangibles and $3.7 million of goodwill. The intangible assets acquired are customer relationships with an estimated average useful life of 10 years. As of September 30, 2018, the Company had not completed its analysis for estimating the fair value of the assets acquired. This acquisition is further described in Note 5 "Acquisitions" in the Notes to Consolidated Condensed Financial Statements.

On November 1, 2017, the Company acquired certain assets of Utility Metering Services, Inc.'s business Carolina Meter & Supply ("Carolina Meter") of Wilmington, North Carolina, which was one of the Company's distributors serving North Carolina, South Carolina and Virginia.

The total purchase consideration for the Carolina Meter assets was $6.2 million, which included $2.0 million in cash and settlement of $4.2 million of pre-existing Company receivables. The Company's preliminary allocation of the purchase price at December 31, 2017 included $0.6 million of receivables, $0.3 million of inventories, $3.3 million of intangibles and $2.0 million of goodwill. The intangible assets acquired are primarily customer relationships with an estimated average useful life of 12 years. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of September 30, 2018, the Company has not completed its analysis for estimating the fair value of the assets acquired. This acquisition is further described in Note 5 "Acquisitions" in the Notes to Consolidated Condensed Financial Statements.

On May 1, 2017, the Company acquired 100% of the outstanding common stock of D-Flow Technology AB ("D-Flow") of Luleå, Sweden. The D-Flow acquisition facilitates the continued advancement of the existing E-Series ultrasonic product line while also adding a technology center for the Company.

The purchase price was approximately $23.2 million in cash, plus a small working capital adjustment. The purchase price included $5.0 million of contingent payments, of which $3.0 million are anticipated to be made in the fourth quarter of 2018 and are recorded in payables and other current liabilities on the Consolidated Balance Sheet at September 30, 2018. Contingent payments of $2.0 million were made in the third quarter of 2018. The Company's preliminary allocation of the purchase price included approximately $0.3 million in receivables, $0.6 million of inventories, $0.2 million in machinery and equipment, $10.9 million of intangibles and $16.1 million of goodwill. The Company also assumed $4.9 million of liabilities as part of the acquisition. As of March 31, 2018, the Company completed its analysis for estimating the fair value of the assets acquired and liabilities assumed with no additional adjustments. This acquisition is further described in Note 5 "Acquisitions" in the Notes to Consolidated Condensed Financial Statements.

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

Results of Operations - Three Months Ended September 30, 2018

The Company’s net sales for the three months ended September 30, 2018 increased $10.6 million, or 11%, to $110.6 million compared to $100.0 million during the same period in 2017.

Municipal water sales represented 78% of sales in the third quarter of 2018 compared to 75% in the third quarter of 2017. These sales increased $11.8 million, or 16%, to $86.5 million in the third quarter of 2018 from $74.7 million in the third quarter of 2017. The increase was due to higher sales in the residential market in both North America and the Middle East, pricing actions, higher service revenue and a greater mix of newer technology meters and related radios.

Flow instrumentation products represented 22% of sales in the third quarter of 2018 compared to 25% during in the third quarter of 2017. These sales declined $1.2 million, or 5%, to $24.1 million from $25.3 million in the same period last year. Prior year sales included a large petrochemical meter order that did not repeat. In addition, current year sales increases into our targeted end markets, such as water & wastewater, were offset by lower volumes into other markets.

Gross margin as a percentage of sales was 39.7% in the third quarter of 2018 compared to 37.0% in the third quarter of 2017. The improvement in margins was the result of higher sales volumes, pricing actions and favorable product and service mix.

Selling, engineering and administration (SE&A) expenses for the three months ended September 30, 2018 increased $3.5 million, or 14%, to $28.2 million from $24.7 million in the third quarter of 2017. The increase included $2.1 million of executive retirement charges associated with the vesting of equity and cash awards for the retiring chief executive officer. The remaining increase was primarily due to higher incentive compensation.

The resultant operating earnings for the third quarter of 2018 increased $3.4 million, or 28%, to $15.7 million compared to $12.3 million in the same period in 2017.

Other pension and postretirement costs were $11.8 million compared to a benefit of $0.1 million in the third quarter of 2017. The third quarter of 2018 included a settlement charge of $11.7 million made in connection with the last phase of the previously planned termination of the Company’s pension plan. Following the pension termination charges taken in the third quarter of 2018, the pension termination is complete.

The provision for income taxes as a percentage of earnings before income taxes for the third quarter of 2018 was 21.9% compared to 34.5% in the third quarter of 2017. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, other credits available and developing tax reform provisions. The decrease between years was due primarily to the lower Federal tax rate, which declined from 35% in 2017 to 21% in 2018.

As a result of the above-mentioned items, net earnings for the three months ended September 30, 2018 were $2.9 million, or $0.10 per diluted share, compared to $8.0 million, or $0.27 per diluted share, for the same period in 2017.

Results of Operations - Nine Months Ended September 30, 2018

    The Company’s net sales for the nine months ended September 30, 2018 increased $23.5 million, or 8%, to $329.3 million compared to $305.8 million during the same period in 2017.

Municipal water sales represented 77% of sales for the first nine months of 2018 compared to 76% for the first nine months of 2017. These sales increased $22.0 million, or 9%, to $255.0 million in the first nine months of 2018 from $233.0 million in 2017 and were driven by pricing actions, increased domestic volumes of newer meter technologies and related radios as well as higher service revenue.

Flow instrumentation products represented 23% of sales for the nine months ended September 30, 2018 compared to 24% for the first nine months of 2017. These sales increased $1.5 million, or 2%, to $74.3 million for the first nine months in 2018 compared to $72.8 million in the same period last year due to higher sales into the oil and gas market as well as other targeted markets.

Gross margin as a percentage of sales was 37.1% for the first nine months of 2018 compared to 38.2% in the same period in 2017. The benefit of higher volume and favorable mix was more than offset by commodity cost increases in excess of pricing.

Selling, engineering and administration expenses for the nine months ended September 30, 2018 increased $6.1 million, or 8%, to $80.1 million in the first nine months of 2018 from $74.0 million in the same period in 2017. The increase included $2.1 million of executive retirement charges associated with the vesting of equity and cash awards for the retiring chief executive officer. The remaining increase was primarily due to higher incentive compensation, increased health care costs and the inclusion of SE&A from acquired companies.

Operating earnings for the first nine months of 2018 decreased $0.6 million, or 1%, to $42.1 million compared to $42.7 million in the same period in 2017 as the result of the lower gross margins and higher selling, engineering and administration expenses.

Other pension and postretirement costs were $19.8 million for the first nine months of 2018 compared to $0.2 million in the same period in 2017. Included in the amount for 2018 was pension termination settlement charges of $19.9 million made in connection with the previously planned termination of the Company’s pension plan.

The provision for income taxes as a percentage of earnings before income taxes for the first nine months of 2018 was 22.2% compared to 34.8% for the same period in 2017. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, other credits available and developing tax reform provisions. The decrease between years was due almost entirely to the lower Federal tax rate, which declined from 35% in 2017 to 21% in 2018.

As a result of the above-mentioned items, net earnings for the nine months ended September 30, 2018 were $16.6 million, or $0.57 per diluted share, compared to $27.3 million, or $0.94 per diluted share, for the same period in 2017.

Liquidity and Capital Resources

The main sources of liquidity for the Company are cash from operations and borrowing capacity. Cash provided by operations was $39.9 million for the first nine months of 2018 compared to $45.9 million through the first nine months of 2017.

Receivables increased from $58.2 million at December 31, 2017 to $70.0 million at September 30, 2018. Generally, receivable balances are lower at year-end than at other times of the year due to seasonality in the Company’s business. The Company believes its net receivables balance is fully collectible.

Inventories at September 30, 2018 were $84.3 million, a decrease from $85.2 million at December 31, 2017. These balances fluctuate from time to time due to the level of sales and the timing of inventory purchases.

Net property, plant and equipment decreased slightly from $93.6 million at December 31, 2017 to $91.6 million at September 30, 2018. This was the net effect of depreciation expense, offset by $7.2 million of capital expenditures in the first nine months of 2018.

Intangible assets decreased to $57.3 million at September 30, 2018 from $59.3 million at December 31, 2017 due to normal amortization expense, offset by an increase of $3.7 million related to the April 2018 acquisition of IMS. The IMS acquisition was also the main reason for the increase in goodwill from $67.4 million on December 31, 2017 to $71.3 million on September 30, 2018.

Short-term debt at September 30, 2018 decreased to $36.0 million from $44.6 million at December 31, 2017 due to the timing of cash needs.

Payables of $24.9 million at September 30, 2018 decreased from $28.6 million at December 31, 2017. These balances were impacted by the timing of purchases and payments.

Accrued compensation and employee benefits decreased to $12.4 million at September 30, 2018 from $15.5 million at December 31, 2017 due to payments made in the first three quarters of 2018 related to 2017 earned employee compensation, offset somewhat by provisions made for 2018 employee incentives earned to date.

Income and other taxes payable decreased to $0.4 million at September 30, 2018 from $1.1 million at December 31, 2017. The change was the net impact of the lower Federal tax rate for 2018 and the timing of actual tax payments.

Other long-term liabilities increased to $14.4 million compared to $4.1 million on December 31, 2017. The increase was due primarily to higher deferred revenue associated with the BEACON AMA offering.

The overall increase in total shareholders’ equity from $277.5 million at December 31, 2017 to $295.2 million at September 30, 2018 was the net effect of net earnings and stock options exercised, offset by dividends paid and repurchased stock.

The Company’s financial condition remains strong. In June 2018, the Company amended its May 2012 credit agreement with its primary lender to extend until September 2021 the $125.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit. While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of September 30, 2018. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market. The Company had $97.9 million of unused credit lines available at September 30, 2018.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2017 and the first three quarters of 2018 were not material.

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

Item 4    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2018. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman and Chief Executive Officer and the Company’s Senior Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information
Item 6  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1	Post-Retirement Agreement, dated as of September 24, 2018, by and between the Company and Richard A. Meeusen.

[Incorporated by reference to Exhibit (10.1) to Badger Meter, Inc.’s Current Report on Form 8-K, dated September 24, 2018 (Commission File No. 001-06706).]

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vi) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: October 24, 2018	By	/s/ Richard A. Meeusen
Richard A. Meeusen
Chairman and Chief Executive Officer

	By	/s/ Richard E. Johnson
Richard E. Johnson
Senior Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Beverly L. P. Smiley
Beverly L. P. Smiley
Vice President – Controller