Form 10-Q
period 2019-03-31
BADGER METER INC
filed 2019-04-30
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-06706

BADGER METER, INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-0143280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4545 W. Brown Deer Road Milwaukee, Wisconsin	53233
(Address of principal executive offices)	(Zip code)

(414) 355-0400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange where registered
Common Stock	BMI	New York Stock Exchange

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

As of April 11, 2019, there were 29,114,760 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended March 31, 2019

Special Note Regarding Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, as well as other information provided from time to time by Badger Meter, Inc. (the “Company” or “Badger Meter”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements.  The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements.  All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties.  Some risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements include those described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and include, among other things:

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	March 31,	December 31,
	(Unaudited)
	(In thousands)
	2019	2018
Assets
Current assets:
Cash	$15,033	$13,086
Receivables	68,095	66,300
Inventories:
Finished goods	21,811	23,476
Work in process	16,076	17,097
Raw materials	42,667	40,231
Total inventories	80,554	80,804
Prepaid expenses and other current assets	7,541	4,469
Total current assets	171,223	164,659
Property, plant and equipment, at cost	215,098	213,722
Less accumulated depreciation	(125,816)	(123,401)
Net property, plant and equipment	89,282	90,321
Intangible assets, at cost less accumulated amortization	53,534	55,418
Other assets	15,810	8,872
Deferred income taxes	2,142	2,163
Goodwill	71,258	71,258
Total assets	$403,249	$392,691
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$10,980	$18,060
Payables	25,983	22,469
Accrued compensation and employee benefits	9,583	13,768
Warranty and after-sale costs	4,318	4,206
Other current liabilities	7,060	1,512
Total current liabilities	57,924	60,015
Other long-term liabilities	21,494	13,972
Deferred income taxes	3,217	3,332
Accrued non-pension postretirement benefits	5,214	5,184
Other accrued employee benefits	6,787	6,685
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	37,200	37,198
Capital in excess of par value	38,756	38,082
Reinvested earnings	263,777	257,313
Accumulated other comprehensive income	311	580
Less: Employee benefit stock	(306)	(306)
Treasury stock, at cost	(31,125)	(29,364)
Total shareholders’ equity	308,613	303,503
Total liabilities and shareholders’ equity	$403,249	$392,691

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended March 31,
	(Unaudited)
	(In thousands except share and per share amounts)
	2019	2018
Net sales	$104,881	$105,041
Cost of sales	64,424	68,293
Gross margin	40,457	36,748
Selling, engineering and administration	26,130	26,774
Operating earnings	14,327	9,974
Interest expense, net	129	290
Other pension and postretirement costs (benefits)	47	(19)
Earnings before income taxes	14,151	9,703
Provision for income taxes	3,327	2,157
Net earnings	$10,824	$7,546

Earnings per share:
Basic	$0.37	$0.26
Diluted	$0.37	$0.26

Dividends declared per common share	$0.15	$0.13

Shares used in computation of earnings per share:
Basic	29,028,964	28,932,787
Impact of dilutive securities	209,660	217,259
Diluted	29,238,624	29,150,046

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended March 31,
	(Unaudited)
	(In thousands)
	2019	2018
Net earnings	$10,824	$7,546
Other comprehensive income:
Foreign currency translation adjustments	(257)	421
Pension and postretirement benefits, net of tax	(12)	61
Comprehensive income	$10,555	$8,028

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Three Months Ended March 31,
	(Unaudited) (In thousands)
	2019	2018
Operating activities:
Net earnings	$10,824	$7,546
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	2,978	3,175
Amortization	3,264	3,537
Deferred income taxes	(1)	1
Noncurrent employee benefits	117	94
Stock-based compensation expense	265	471
Changes in:
Receivables	(1,943)	(4,919)
Inventories	166	265
Payables	4,540	(4,479)
Prepaid expenses and other current assets	(2,101)	(1,586)
Other liabilities	(294)	2,670
Total adjustments	6,991	(771)
Net cash provided by operations	17,815	6,775
Investing activities:
Property, plant and equipment expenditures	(2,160)	(3,043)
Net cash used for investing activities	(2,160)	(3,043)
Financing activities:
Net (decrease) increase in short-term debt	(7,000)	3,500
Payment of contingent acquisition consideration	(1,000)	-
Dividends paid	(4,357)	(3,770)
Proceeds from exercise of stock options	471	231
Repurchase of treasury stock	(1,873)	(1,619)
Issuance of treasury stock	52	65
Net cash used for financing activities	(13,707)	(1,593)
Effect of foreign exchange rates on cash	(1)	229
Increase in cash	1,947	2,368
Cash – beginning of period	13,086	11,164
Cash – end of period	$15,033	$13,532

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarters ended March 31,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Employee benefit stock	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, December 31, 2017	$37,165	$32,182	$244,224	$(10,893)	$(461)	$(24,766)	$277,451
Net earnings	—	—	7,546	—	—	—	7,546
ASU 2014-09 adoption impact	—	—	(128)	—	—	—	(128)
Pension and postretirement benefits (net of $21 tax effect)	—	—	—	61	—	—	61
Foreign currency translation	—	—	—	421	—	—	421
Cash dividends of $0.13 per share	—	—	(3,777)	—	—	—	(3,777)
Stock options exercised	12	219	—	—	—	—	231
Stock-based compensation	—	471	—	—	—	—	471
Purchase of common stock for treasury stock	—	—	—	—	—	(1,619)	(1,619)
Issuance of treasury stock (21 shares)	—	(1)	—	—	—	66	65
Balance, March 31, 2018	$37,177	$32,871	$247,865	$(10,411)	$(461)	$(26,319)	$280,722

Balance, December 31, 2018	$37,198	$38,082	$257,313	$580	$(306)	$(29,364)	$303,503
Net earnings	—	—	10,824	—	—	—	10,824
Pension and postretirement benefits (net of $4 tax effect)	—	—	—	(12)	—	—	(12)
Foreign currency translation	—	—	—	(257)	—	—	(257)
Cash dividends of $0.15 per share	—	—	(4,360)	—	—	—	(4,360)
Stock options exercised	2	397	—	—	—	72	471
Stock-based compensation	—	265	—	—	—	—	265
Purchase of common stock for treasury stock	—	—	—	—	—	(1,873)	(1,873)
Issuance of treasury stock (9 shares)	—	12	—	—	—	40	52
Balance, March 31, 2019	$37,200	$38,756	$263,777	$311	$(306)	$(31,125)	$308,613

* Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1   Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at March 31, 2019, results of operations, comprehensive income, cash flows and statements of shareholders’ equity for the three-month periods ended March 31, 2019 and 2018.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note 2   Additional Financial Information Disclosures

The consolidated condensed balance sheet at December 31, 2018 was derived from amounts included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  Refer to the notes to the financial statements included in that report for a description of the Company’s accounting policies and for additional details of the Company’s financial condition.  The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.

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

	Three months ended March 31,
(In thousands)	2019	2018
Balance at beginning of period	$4,206	$3,367
Net additions charged to earnings	465	1,041
Adjustments to pre-existing warranties	-	(53)
Costs incurred	(353)	(653)
Balance at end of period	$4,318	$3,702

Note 3   Employee Benefit Plans

Historically, the Company maintained a non-contributory defined benefit pension plan that covered substantially all U.S. employees who were employed at December 31, 2011.  After that date, no further benefits were accrued in this plan.  For the frozen pension plan, benefits were based primarily on years of service and, for certain individuals, levels of compensation. In 2018, the Company completed the termination of the non-contributory defined benefit pension plan.

The Company maintains supplemental non-qualified plans for certain officers and other key employees, and an Employee Savings and Stock Ownership Plan for the majority of the U.S. employees.

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

The following table sets forth the components of net periodic benefit cost (income) for the three months ended March 31, 2019 and 2018 based on December 31, 2018 and 2017 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2019	2018	2019	2018
Service cost – benefits earned during the year	$37	$29	$29	$34
Interest cost on projected benefit obligations	9	95	53	48
Expected return on plan assets	-	(244)	-	-
Amortization of prior service benefit	-	-	(25)	(6)
Amortization of net loss	9	88	-	-
Net periodic benefit cost (income)	$55	$(32)	$57	$76

The Company disclosed in its financial statements for the year ended December 31, 2018 that it estimated it would pay $0.4 million in other postretirement benefits in 2019 based on actuarial estimates.  As of March 31, 2019, $52,000 of such benefits have been paid.  The Company continues to believe that its estimated payments for the full year are reasonable.  However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs.  The amount of benefits paid in calendar year 2019 will not impact the expense for postretirement benefits for 2019.

Note 4   Accumulated Other Comprehensive Income (Loss)

Components of and changes in accumulated other comprehensive income (loss) at March 31, 2019 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$360	$220	$580
Other comprehensive income (loss) before reclassifications	-	(257)	(257)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $4 thousand	(12)	-	(12)
Net current period other comprehensive income (loss), net of tax	(12)	(257)	(269)
Accumulated other comprehensive income (loss)	$348	$(37)	$311

Details of reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2019 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive income (loss)
Amortization of pension and postretirement benefits items:
Prior service benefit (1)	$(25)
Actuarial loss (1)	9
Total before tax	(16)
Income tax	4
Amount reclassified out of accumulated other comprehensive loss	$(12)

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (income) in Note 3 “Employee Benefit Plans.”

Components of and changes in accumulated other comprehensive income (loss) at March 31, 2018 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(11,597)	$704	$(10,893)
Other comprehensive income (loss) before reclassifications	-	421	421
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $21 thousand	61	-	61
Net current period other comprehensive income (loss), net of tax	61	421	482
Accumulated other comprehensive income (loss)	$(11,536)	$1,125	$(10,411)

Details of reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2018 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive income (loss)
Amortization of pension and postretirement benefits items:
Prior service benefit (1)	$(6)
Amortization of actuarial loss (1)	88
Total before tax	82
Income tax	(21)
Amount reclassified out of accumulated other comprehensive income	$61

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (income) in Note 3 “Employee Benefit Plans.”

Note 5   Acquisition

On April 2, 2018, the Company acquired 100% of the outstanding stock of Innovative Metering Solutions, Inc. ("IMS") of Odessa, Florida, which was one of the Company's distributors serving Florida.  Acquisitions are accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition.  The IMS acquisition did not have a material impact on the Company's consolidated financial statements or the notes thereto.

The total purchase consideration was approximately $12.0 million, which included $7.7 million in cash, a $0.3 million working capital adjustment, a balance sheet holdback of $0.7 million and settlement of $3.3 million of pre-existing Company receivables.  The working capital adjustment was settled in the second quarter of 2018 and the balance sheet holdback is recorded in payables on the Company's Consolidated Balance Sheet as it is anticipated to be paid in the next twelve months.  The Company's allocation of the purchase price at March 31, 2019 included $3.8 million of receivables, $0.8 million of inventories, $0.1 million of machinery and equipment, $3.6 million of intangibles and $3.7 million of goodwill.  The intangible assets acquired are customer relationships with an estimated average useful life of 10 years. The allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition.  As of March 31, 2019, the Company had completed its analysis for estimating the fair value of the assets acquired with no additional adjustments.

In the first quarter of 2019, the Company made a contingent payment of $1.0 million related to the May 1, 2017 acquisition of 100% of the outstanding common stock of D-Flow Technology AB (“D-Flow”).  There is an additional $2.0 million of contingent payments related to the D-Flow acquisition that is anticipated to be made in 2019 which is recorded in payables on the Company’s Consolidated Balance Sheet at March 31, 2019.

Note 6   Contingencies, Litigation and Commitments

In the normal course of business, the Company is named in legal proceedings.  There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2018 and the first quarter of 2019 were not material.

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

Note 7   Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. The Company’s income tax positions are based on interpretations of income tax laws and rulings in each of the jurisdictions that the Company operates.  Significant judgment is required in determining the worldwide provision for income taxes and recording the related deferred tax assets and liabilities. The Company’s deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income for the years in which the assets or liabilities are expected to be realized or settled. Interim provisions are tied to an estimate of the overall annual rate which can vary due to the relationship of foreign and domestic earnings, state taxes and available deductions, credits and discrete items.

The Company’s earnings before incomes taxes, income tax expense and effective income tax rate are as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(In thousands)
Earnings before income taxes	$14,151	$9,703
Income tax expense	$3,327	$2,157
Effective income tax rate	23.5%	22.2%

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

Note 10   New Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-14 “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20),” which modifies the annual disclosure requirements for defined benefit pension and other postretirement benefit plans. This ASU as modified added and deleted specific disclosures in an effort to improve the usefulness for financial statement users while also reducing unnecessary costs for companies. The ASU is effective for annual periods beginning after December 15, 2020 with early adoption being permitted in any interim reporting period within the annual reporting period.  The Company is currently assessing the impact of adopting ASU No. 2018-14.

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820),” which is designed to improve the effectiveness of disclosures related to fair value measurements. This ASU is effective for annual periods beginning after December 15, 2019 and early adoption is allowed in any interim reporting period within the annual reporting period. The Company is currently assessing the impact of adopting ASU No. 2018-13.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles - Goodwill and Other (Topic 350).” The update requires a single-step quantitative test to measure potential impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment can still be completed first for an entity to determine if a quantitative impairment test is necessary. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2019 and interim periods thereafter. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU No. 2017-04 on January 1, 2019. The adoption of this standard did not have any impact on the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326),” which amends the accounting for credit losses on purchased financial assets and available-for-sale debt securities with credit deterioration.  This ASU requires the measurement of all expected credit losses for financial assets, including accounts receivables, held at the reporting date based upon current conditions, historical experience and reasonable forecasts. This ASU is effective for annual reporting periods beginning after December 15, 2019, and early adoption is allowed in any interim reporting period within the annual reporting period. The Company is currently assessing the impact of adopting ASU No. 2016-13.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842),” which requires lessees to record most leases on their balance sheets.  Lessees initially recognize a lease liability (measured at the present value of the lease payments over the lease term) and a right-of-use asset (measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee's initial direct costs).  Lessees can make an accounting policy election not to recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise.  The standard includes the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  Full retrospective application is prohibited. In July 2018, the FASB issued ASU No. 2018-11 “Targeted Improvements (Topic 842).”  This ASU provides for an optional method of transition which allows companies to adopt the new leasing standard with a cumulative effect adjustment to reinvested earnings.  The Company adopted the new leasing standard with the optional transition methodology as of January 1, 2019. For a complete discussion of the adoption of ASU No. 2016-02 and ASU No. 2018-11, see Note 12 “Leases.”

Note 11   Revenue Recognition

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

In accordance with ASU No. 2016-10 “Revenue from Contracts with Customers” (“Topic 606”), the Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred.  The Company determined that disaggregating revenue into these categories meets the disclosure objective in Topic 606 which is to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

Information regarding revenues disaggregated by geographic area is as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(In thousands)
Revenues:
United States	$91,499	$91,153
Foreign:
Asia	1,452	1,700
Canada	3,497	3,260
Europe	5,352	5,047
Mexico	834	623
Middle East	1,584	2,152
Other	663	1,106
Total	$104,881	$105,041

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(In thousands)
Revenue recognized over time	$3,753	2,687
Revenue recognized at a point in time	101,128	102,354
Total	$104,881	$105,041

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

The opening and closing balances of the Company's receivables and contract liabilities are as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Receivables	$68,095	$66,300
Contract liabilities	$16,686	$15,793

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at March 31, 2019 and December 31, 2018.  The difference between the opening and closing balances of the Company's contract liabilities was the result of a timing difference between the Company's performance and the customers' prepayments.

As of March 31, 2019, the Company had certain contracts where there were unsatisfied performance obligations.  For contracts recorded as contract liabilities, $16.7 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period.  The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $3.3 million in 2019, $1.5 million in each year from 2020 through 2024 and $5.9 million thereafter.

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

The Company's performance obligations are satisfied at a point in time or over time as work progresses.  Revenue from products and services transferred to customers at a single point in time accounted for 96.4% and 97.4% of net sales for the three-month periods ended March 31, 2019 and 2018, respectively.  The majority of the Company's revenue recognized at a point in time is for the sale of municipal and flow instrumentation products.  Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 3.6% and 2.6% of sales of net sales for the three-month periods ended March 31, 2019 and 2018, respectively.  The majority of the Company's revenue that is recognized over time relates to the BEACON AMA software as a service.

Note 12   Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 and ASU No. 2018-11 using the optional transition method.  Under this transition method, comparative periods will continue to be reported in accordance with prior lease guidance under ASC 840 Leases.  The Company has elected certain practical expedients permitted under the transition guidance, which, among other things, allows the Company to carry forward historical lease classifications.

The Company rents facilities, equipment and vehicles under operating leases, some of which contain renewal options.  Upon inception of a rent agreement, the Company determines whether the arrangement contains a lease based on the unique conditions present. Leases that have a term over a year are recognized on the balance sheet as right-of-use assets and lease liabilities. Right-of-use assets are included in prepaid expenses and other current assets and other assets on the Company’s Consolidated Balance Sheet. Lease liabilities are included in other current liabilities and other long-term liabilities on the Company’s Consolidated Balance Sheet. The Company has elected not to recognize leases that have terms of one year or less on the Consolidated Balance Sheet.  Information regarding the Company's right-of-use assets and the corresponding lease liabilities are as follows:

	March 31, 2019	January 1, 2019
	(In thousands)
Right-of-use assets	$10,077	$10,745
Lease liabilities	$10,428	$11,087

The Company’s operating lease agreements have lease and non-lease components that require payments for common area maintenance, property taxes and insurance. The Company has elected to account for both lease and non-lease components as one lease component.  The fixed and in-substance fixed consideration in the Company’s rent agreements constitute operating lease expense that is included in the capitalized right-of-use assets and lease liabilities. The variable and short-term lease expense payments are not included in the present value of the right-of use-assets and lease liabilities on the Consolidated Balance Sheet. The Company’s rent expense is as follows:

Three Months Ended March 31, 2019
(In thousands)
Operating lease expense	$801
Variable and short-term lease expense	72
Rent expense	$873

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company’s rent agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of March 31, 2019 and January 1, 2019, the remaining lease term on the Company’s leases was 5.0 years and 5.3 years, respectively.  As of March 31, 2019 and January 1, 2019, the discount rate was 5.00%.  The future minimum lease payments to be paid under operating leases are as follows:

Three Months Ended March 31, 2019
(In thousands)
2019 (remaining nine months)	$2,328
2020	$2,703
2021	$2,113
2022	$1,247
2023	$1,184
Thereafter	$2,189
Total future lease payments	$11,764
(Present value adjustment)	$(1,336)
Present value of future lease payments	$10,428

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

Acquisition

On April 2, 2018, the Company acquired 100% of the outstanding stock of Innovative Metering Solutions, Inc. ("IMS") of Odessa, Florida, which was one of the Company's distributors serving Florida.

The total purchase consideration was approximately $12.0 million, which included $7.7 million in cash, a $0.3 million working capital adjustment, a balance sheet holdback of $0.7 million and settlement of $3.3 million of pre-existing Company receivables.  The working capital adjustment was settled in the second quarter of 2018 and the balance sheet holdback is recorded in payables on the Company's Consolidated Balance Sheet as it is anticipated to be paid in the next twelve months.  The Company's allocation of the purchase price at June 30, 2018 included $3.8 million of receivables, $0.8 million of inventories, $0.1 million of machinery and equipment, $3.6 million of intangibles and $3.7 million of goodwill.  The intangible assets acquired are customer relationships with an estimated average useful life of 10 years.  As of March 31, 2019, the Company had completed its analysis for estimating the fair value of the assets acquired with no additional adjustments.  This acquisition is further described in Note 5 "Acquisition" in the Unaudited Notes to Consolidated Condensed Financial Statements.

In the first quarter of 2019, the Company made a contingent payment of $1.0 million related to the May 1, 2017 acquisition of 100% of the outstanding common stock of D-Flow.  There is an additional $2.0 million of contingent payments related to the D-Flow acquisition that is anticipated to be made in 2019 which is recorded in payables on the Company’s Consolidated Balance Sheet at March 31, 2019.

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

Results of Operations - Three Months Ended March 31, 2019 and 2018

Net Sales

The Company’s net sales for the three months ended March 31, 2019 were $104.9 million, level with the prior year comparable quarter of $105.0 million.   Sales into the municipal water market were $81.2 million, an increase of approximately 1% over the prior year’s $80.5 million.  Municipal water sales benefitted from higher commercial sales in the US, partially offset by lower residential volumes in both the US and international markets.  The company did benefit from continued positive sales mix reflecting a higher percentage of meters with radios, ultrasonic meters and SaaS revenue associated with data collection and software analytics.   Sales of products into the global flow instrumentations end markets were $23.7 million, approximately 3% lower than the prior year’s $24.5 million.  The majority of the decline was due to the unfavorable foreign currency exchange rate fluctuations year-over-year.  While sales in the general industrial and water/wastewater market increased year-over-year, this was offset by lower oil & gas and certain other de-emphasized end markets.

Earnings

Total operating earnings for the three months ended March 31, 2019 were $14.3 million, or 13.7% of sales, compared to $10.0 million, or 9.5% of sales, in the comparable prior year quarter.  Gross profit increased $3.7 million and improved as a percent of sales from 35.0% to 38.6%.  The improvement was largely the result of the nonrecurrence of facility relocation charges incurred in the prior year, improved municipal water sales mix and the benefit of pricing and lower year-over-year commodity costs, including brass.  Selling, engineering and administration (“SEA”) expenses decreased $0.6 million year-over-year with normal salary and wage inflation more than offset by spending controls.

The provision for income taxes as a percentage of earnings before income taxes for the first quarter of 2019 was 23.5% compared to 22.2% in the first quarter of 2018.  Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, other credits available and tax reform provisions.

As a result of the above-mentioned items, net earnings for the three months ended March 31, 2019 were $10.8 million, or $0.37 per diluted share, compared to $7.5 million, or $0.26 per diluted share, for the same period in 2018.

LIQUIDITY AND CAPITAL RESOURCES

The main sources of liquidity for the Company are cash from operations and borrowing capacity.  In addition, depending on market conditions, the Company may access the capital markets to strengthen its capital position and to provide additional liquidity for general corporate purposes.

Primary Working Capital

The Company uses primary working capital (PWC) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve month net sales. The following table shows the components of our PWC (in millions):

	March 31, 2019		December 31, 2018
	$	PWC%	$	PWC%
Receivables	$68,095	15.7%	$66,300	15.3%
Inventories	80,554	18.6%	80,804	18.6%
Payables	(25,983)	-6.0%	(22,469)	-5.2%
Primary Working Capital	$122,666	28.3%	$124,635	28.7%

Overall, PWC declined $2.0 million compared to the prior quarter on flat sales activity.  Receivables at March 31, 2019 were $68.1 million compared to $66.3 million at the end of 2018.  The increase was due to a modest increase in days sales outstanding associated with international receivables due to their regionally higher payment terms.  Inventories at March 31, 2019 were $80.6 million, in line with the $80.8 million at December 31, 2018.  Payables at March 31, 2019 were $26.0 million, up from $22.5 million at the end of 2018 due to the timing of payments.

Cash Provided by Operations

Cash provided by operations in the first three months of 2019 was $17.8 million compared to $6.8 million in the same period of 2018.  The increase between years is due primarily to higher net earnings and PWC changes between years.

Capital expenditures for the first three months of 2019 were $2.2 million compared to $3.0 million in the first three months of 2018.

Short-term debt decreased $7.1 million to $11.0 million at March 31, 2019 from $18.1 million at December 31, 2018 due to the strong cash flow from operations, partially offset by the payment of dividends.  At the end of the first quarter of 2019, the Company is in a net cash (cash less short-term debt) position of approximately $4.1 million.

The Company’s financial condition remains strong.  In June 2018, the Company amended its May 2012 credit agreement with its primary lender and extended its term until September 2021. The credit agreement includes a $125.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit.  While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of March 31, 2019.  The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products.  The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market.  The Company had $121.8 million of unused credit lines available at March 31, 2019.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2018 and the first quarter of 2019 were not material.

See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of risks and uncertainties that could impact the Company’s financial performance and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and have not materially changed since that report was filed unless otherwise indicated in this Form 10-Q.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

The Company’s quantitative and qualitative disclosures about market risk are included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and have not materially changed since that report was filed.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and the Company’s Vice President - Finance, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2019.  Based upon their evaluation of these disclosure controls and procedures, the Company’s President and Chief Executive Officer and the Company’s Vice President - Finance, Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 6   Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10	Retirement Agreement, dated as of December 28, 2018, by and between Badger Meter, Inc. and Ms. Beverly L.P. Smiley.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Shareholders’ Equity (vi) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and (vii) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: April 30, 2019	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
President and Chief Executive Officer

	By	/s/ Robert A. Wrocklage
Robert A. Wrocklage
Vice President – Finance, Chief Financial Officer and Treasurer

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President – Controller