Form 10-Q
period 2019-06-30
BADGER METER INC
filed 2019-07-30
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of July 12, 2019, there were 29,113,982 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended June 30, 2019

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
•

violations or alleged violations of laws that impose requirements for the conduct of the Company’s overseas operations, including the U.S. Foreign Corrupt Practices Act (FCPA) or other anti-corruption laws, trade sanctions and sanctioned parties restrictions;

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	(Unaudited)
	(In thousands)
	2019	2018
Assets
Current assets:
Cash	$23,894	$13,086
Receivables	60,294	66,300
Inventories:
Finished goods	23,034	23,476
Work in process	16,643	17,097
Raw materials	43,642	40,231
Total inventories	83,319	80,804
Prepaid expenses and other current assets	8,037	4,469
Total current assets	175,544	164,659
Property, plant and equipment, at cost	213,201	213,722
Less accumulated depreciation	(124,689)	(123,401)
Net property, plant and equipment	88,512	90,321
Intangible assets, at cost less accumulated amortization	51,717	55,418
Other assets	15,819	8,872
Deferred income taxes	2,011	2,163
Goodwill	71,258	71,258
Total assets	$404,861	$392,691
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$4,560	$18,060
Payables	29,556	22,469
Accrued compensation and employee benefits	12,256	13,768
Warranty and after-sale costs	5,379	4,206
Other current liabilities	2,556	1,512
Total current liabilities	54,307	60,015
Other long-term liabilities	21,772	13,972
Deferred income taxes	3,233	3,332
Accrued non-pension postretirement benefits	5,191	5,184
Other accrued employee benefits	3,906	6,685
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	37,200	37,198
Capital in excess of par value	39,746	38,082
Reinvested earnings	270,772	257,313
Accumulated other comprehensive income	1,066	580
Less: Employee benefit stock	(306)	(306)
Treasury stock, at cost	(32,026)	(29,364)
Total shareholders’ equity	316,452	303,503
Total liabilities and shareholders’ equity	$404,861	$392,691

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2019	2018	2019	2018
Net sales	$103,542	$113,648	$208,423	$218,689
Cost of sales	63,266	72,144	127,690	140,437
Gross margin	40,276	41,504	80,733	78,252
Selling, engineering and administration	25,243	25,153	51,373	51,927
Operating earnings	15,033	16,351	29,360	26,325
Interest expense, net	85	409	214	699
Other pension and postretirement costs	35	8,031	82	8,012
Earnings before income taxes	14,913	7,911	29,064	17,614
Provision for income taxes	3,555	1,757	6,882	3,914
Net earnings	$11,358	$6,154	$22,182	$13,700

Earnings per share:
Basic	$0.39	$0.21	$0.76	$0.47
Diluted	$0.39	$0.21	$0.76	$0.47

Dividends declared per common share	$0.15	$0.13	$0.30	$0.26

Shares used in computation of earnings per share:
Basic	29,027,887	28,963,373	29,024,543	28,965,735
Impact of dilutive securities	183,646	170,070	200,009	193,665
Diluted	29,211,533	29,133,443	29,224,552	29,159,400

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2019	2018	2019	2018
Net earnings	$11,358	$6,154	$22,182	$13,700
Other comprehensive income:
Foreign currency translation adjustments	395	(808)	137	(387)
Pension and postretirement benefits, net of tax	360	5,711	349	5,772
Comprehensive income	$12,113	$11,057	$22,668	$19,085

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Six Months Ended June 30,
	(Unaudited) (In thousands)
	2019	2018
Operating activities:
Net earnings	$22,182	$13,700
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	6,063	5,894
Amortization	6,297	6,543
Deferred income taxes	(15)	59
Noncurrent employee benefits	(267)	84
Pension termination settlement charge	-	8,168
Contribution to pension plan	-	(1,600)
Stock-based compensation expense	554	944
Changes in:
Receivables	6,028	(6,765)
Inventories	(2,565)	167
Payables	9,141	(1,255)
Prepaid expenses and other current assets	(3,946)	(3,101)
Other liabilities	(2,569)	2,361
Total adjustments	18,721	11,499
Net cash provided by operations	40,903	25,199
Investing activities:
Property, plant and equipment expenditures	(4,466)	(5,242)
Acquisitions, net of cash acquired and future payments	-	(8,048)
Net cash used for investing activities	(4,466)	(13,290)
Financing activities:
Net decrease in short-term debt	(13,500)	(2,000)
Payment of contingent acquisition consideration	(1,650)	-
Dividends paid	(8,717)	(7,542)
Proceeds from exercise of stock options	748	231
Repurchase of treasury stock	(2,837)	(1,989)
Issuance of treasury stock	97	431
Net cash used for financing activities	(25,859)	(10,869)
Effect of foreign exchange rates on cash	230	(79)
Increase in cash	10,808	961
Cash – beginning of period	13,086	11,164
Cash – end of period	$23,894	$12,125

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter and year-to-date ended June 30,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Employee benefit stock	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, March 31, 2018	$37,177	$32,871	$247,865	$(10,411)	$(461)	$(26,319)	$280,722
Net earnings	-	-	6,154	-	-	-	6,154
Pension and postretirement benefits (net of $1,894 tax effect)	-	-	-	5,711	-	-	5,711
Foreign currency translation	-	-	-	(808)	-	-	(808)
Cash dividends of $0.13 per share	-	-	(3,777)	-	-	-	(3,777)
Stock-based compensation	-	473	-	-	-	-	473
Purchase of common stock for treasury stock	-	-	-	-	-	(370)	(370)
Issuance of treasury stock (9 shares)	-	337	-	-	-	28	365
Balance, June 30, 2018	$37,177	$33,681	$250,242	$(5,508)	$(461)	$(26,661)	$288,470

Balance, December 31, 2017	$37,165	$32,182	$244,224	$(10,893)	$(461)	$(24,766)	$277,451
Net earnings	-	-	13,700	-	-	-	13,700
ASU 2014-09 adoption impact	-	-	(128)	-	-	-	(128)
Pension and postretirement benefits (net of $1,914 tax effect)	-	-	-	5,772	-	-	5,772
Foreign currency translation	-	-	-	(387)	-	-	(387)
Cash dividends of $0.26 per share	-	-	(7,554)	-	-	-	(7,554)
Stock options exercised	12	219	-	-	-	-	231
Stock-based compensation	-	944	-	-	-	-	944
Purchase of common stock for treasury stock	-	-	-	-	-	(1,989)	(1,989)
Issuance of treasury stock (30 shares)	-	336	-	-	-	94	430
Balance, June 30, 2018	$37,177	$33,681	$250,242	$(5,508)	$(461)	$(26,661)	$288,470

Balance, March 31, 2019	$37,200	$38,756	$263,777	$311	$(306)	$(31,125)	$308,613
Net earnings	-	-	11,358	-	-	-	11,358
Pension and postretirement benefits (net of $141 tax effect)	-	-	-	360	-	-	360
Foreign currency translation	-	-	-	395	-	-	395
Cash dividends of $0.15 per share	-	-	(4,363)	-	-	-	(4,363)
Stock options exercised	-	243	-	-	-	34	277
Stock-based compensation	-	289	-	-	-	-	289
Purchase of common stock for treasury stock	-	-	-	-	-	(964)	(964)
Issuance of treasury stock (19 shares)	-	458	-	-	-	29	487
Balance, June 30, 2019	$37,200	$39,746	$270,772	$1,066	$(306)	$(32,026)	$316,452

Balance, December 31, 2018	$37,198	$38,082	$257,313	$580	$(306)	$(29,364)	$303,503
Net earnings	-	-	22,182	-	-	-	22,182
Pension and postretirement benefits (net of $137 tax effect)	-	-	-	349	-	-	349
Foreign currency translation	-	-	-	137	-	-	137
Cash dividends of $0.30 per share	-	-	(8,723)	-	-	-	(8,723)
Stock options exercised	2	640	-	-	-	106	748
Stock-based compensation	-	554	-	-	-	-	554
Purchase of common stock for treasury stock	-	-	-	-	-	(2,837)	(2,837)
Issuance of treasury stock (28 shares)	-	470	-	-	-	69	539
Balance, June 30, 2019	$37,200	$39,746	$270,772	$1,066	$(306)	$(32,026)	$316,452

*	Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1   Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at June 30, 2019 and December 31, 2018, results of operations, comprehensive income, cash flows and statements of shareholders’ equity for the three and six-month periods ended June 30, 2019 and 2018, and cash flows for the six-month periods ended June 30, 2019.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Balance at beginning of period	$4,318	$3,702	$4,206	$3,367
Net additions charged to earnings	1,816	1,274	2,281	2,315
Adjustments to pre-existing warranties	-	(48)	-	(101)
Costs incurred	(755)	(818)	(1,108)	(1,471)
Balance at end of period	$5,379	$4,110	$5,379	$4,110

Note 3   Employee Benefit Plans

Historically, the Company maintained a non-contributory defined benefit pension plan that covered substantially all U.S. employees who were employed on December 31, 2011.  After that date, no further benefits were accrued in this plan.  For the frozen pension plan, benefits were based primarily on years of service and, for certain individuals, levels of compensation. In 2018, the Company completed the termination of the non-contributory defined benefit pension plan.

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

The following table sets forth the components of net periodic benefit cost (income) for the three months ended June 30, 2019 and 2018 based on December 31, 2018 and 2017 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2019	2018	2019	2018
Service cost – benefits earned during the year	$37	$41	$23	$28
Interest cost on projected benefit obligations	9	222	51	47
Expected return on plan assets	-	(591)	-	-
Amortization of prior service benefit	-	-	-	(15)
Amortization of net loss (benefit)	9	201	(34)	-
Settlement expense	-	8,168	-	-
Net periodic benefit cost	$55	$8,041	$40	$60

The following table sets forth the components of net periodic benefit cost (income) for the six months ended June 30, 2019 and 2018 based on December 31, 2018 and 2017 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2019	2018	2019	2018
Service cost – benefits earned during the year	$74	$70	$52	$62
Interest cost on projected benefit obligations	18	317	105	95
Expected return on plan assets	-	(835)	-	-
Amortization of prior service cost	-	-	-	(7)
Amortization of net loss (benefit)	18	289	(59)	(15)
Settlement expense	-	8,168	-	-
Net periodic benefit cost	$110	$8,009	$98	$135

The Company disclosed in its financial statements for the year ended December 31, 2018 that it estimated it would pay $0.4 million in other postretirement benefits in 2019 based on actuarial estimates.  As of June 30, 2019, $0.2 million of such benefits have been paid.  The Company continues to believe that its estimated payments for the full year are reasonable.  However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs.  The amount of benefits paid in calendar year 2019 will not impact the expense for postretirement benefits for 2019.

Note 4   Accumulated Other Comprehensive Income (Loss)

Components of and changes in accumulated other comprehensive income at June 30, 2019 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$360	$220	$580
Other comprehensive income before reclassifications	-	137	137
Amounts reclassified from accumulated other comprehensive income, net of tax of $137	349	-	349
Net current period other comprehensive income, net of tax	349	137	486
Accumulated other comprehensive income	$709	$357	$1,066

Details of reclassifications out of accumulated other comprehensive income (loss) during the six months ended June 30, 2019 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive income (loss)
Amortization of pension and postretirement benefits items:
Actuarial loss (1)	(40)
Settlement expense (2)	526
Total before tax	486
Income tax	(137)
Amount reclassified out of accumulated other comprehensive income	$349

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost in Note 3 “Employee Benefit Plans”
(2)	This accumulated other comprehensive income (loss) component resulted from an international pension plan settlement.

Components of and changes in accumulated other comprehensive income (loss) at June 30, 2018 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(11,597)	$704	$(10,893)
Other comprehensive income (loss) before reclassifications	-	(387)	(387)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $1,914	5,772	-	5,772
Net current period other comprehensive income (loss), net of tax	5,772	(387)	5,385
Accumulated other comprehensive (loss) income	$(5,825)	$317	$(5,508)

Details of reclassifications out of accumulated other comprehensive income (loss) during the six months ended June 30, 2018 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive income (loss)
Amortization of pension and postretirement benefits items:
Prior service benefit (1)	$(756)
Settlement Expense (1)	8,168
Amortization of actuarial loss (1)	274
Total before tax	7,686
Income tax	(1,914)
Amount reclassified out of accumulated other comprehensive income	$5,772

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (income) in Note 3 “Employee Benefit Plans”

Note 5   Acquisition

On April 2, 2018, the Company acquired 100% of the outstanding stock of Innovative Metering Solutions, Inc. (IMS) of Odessa, Florida, which was one of the Company's distributors serving Florida.  Acquisitions are accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition.  The IMS acquisition did not have a material impact on the Company's consolidated financial statements or the notes thereto.

The total purchase consideration was approximately $12.0 million, which included $7.7 million in cash, a $0.3 million working capital adjustment, a balance sheet holdback of $0.7 million and settlement of $3.3 million of pre-existing Company receivables.  The working capital adjustment was settled in the second quarter of 2018 and the balance sheet holdback was paid in the second quarter of 2019.  The Company's allocation of the purchase price at March 31, 2019 included $3.8 million of receivables, $0.8 million of inventories, $0.1 million of machinery and equipment, $3.6 million of intangibles and $3.7 million of goodwill.  The intangible assets acquired are customer relationships with an estimated average useful life of 10 years. The allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition.  As of March 31, 2019, the Company had completed its analysis for estimating the fair value of the assets acquired with no additional adjustments.

In the first quarter of 2019, the Company made a contingent payment of $1.0 million related to the May 1, 2017 acquisition of 100% of the outstanding common stock of D-Flow Technology AB (“D-Flow”).  There is an additional $2.0 million of contingent payments related to the D-Flow acquisition that is anticipated to be made in 2019 which is recorded in payables on the Company’s Consolidated Balance Sheet at June 30, 2019.

Note 6   Contingencies, Litigation and Commitments

In the normal course of business, the Company is named in legal proceedings.  There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2018 and the first two quarters of 2019 were not material.

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

The Company’s earnings before incomes taxes, income tax expense and effective income tax rate are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Earnings before income taxes	$14,913	$7,911	$29,064	$17,614
Income tax expense	$3,555	$1,757	$6,882	$3,914
Effective income tax rate	23.8%	22.2%	23.7%	22.2%

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842),” which requires lessees to record most leases on their balance sheets.  Lessees initially recognize a lease liability (measured at the present value of the lease payments over the lease term) and a right-of-use asset (measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee's initial direct costs).  Lessees can make an accounting policy election not to recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise.  The standard includes the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  Full retrospective application is prohibited. In July 2018, the FASB issued ASU No. 2018-11 “Targeted Improvements (Topic 842).”  This ASU provides for an optional method of transition which allows companies to adopt the new leasing standard with a cumulative effect adjustment to reinvested earnings.  The Company adopted the new leasing standard with the optional transition methodology as of January 1, 2019. For a complete discussion of the adoption of ASU No. 2016-02 and ASU No. 2018-11, see Note 12 “Leases” in the Unaudited Notes to Consolidated Condensed Financial Statements.

Note 11   Revenue Recognition

Revenue for sales of products and services is derived from contracts with customers.  The products and services promised in contracts include the sale of municipal water and flow instrumentation products, such as flow meters and radios, software access and other ancillary services.  Contracts generally state the terms of sale, including the description, quantity and price of each product or service.  Since the customer typically agrees to a stated rate and price in the contract that does not vary over the life of the contract, the majority of the Company's contracts do not contain variable consideration.  The Company establishes a provision for estimated warranty and returns as well as certain after sale costs as discussed in Note 2 "Additional Financial Information Disclosures" in the Unaudited Notes to Consolidated Condensed Financial Statements.

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

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Revenues:
United States	$90,258	$97,910	$181,757	$189,063
Foreign:
Asia	2,287	3,161	3,739	4,861
Canada	3,821	3,529	7,318	6,789
Europe	4,449	5,101	9,801	10,148
Mexico	1,003	483	1,837	1,106
Middle East	1,481	3,204	3,065	5,356
Other	243	260	906	1,366
Total	$103,542	$113,648	$208,423	$218,689

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Revenue recognized over time	$4,003	$3,061	$7,756	$5,748
Revenue recognized at a point in time	99,539	110,587	200,667	212,941
Total	$103,542	$113,648	$208,423	$218,689

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

The opening and closing balances of the Company's receivables and contract liabilities are as follows:

	June 30, 2019	December 31, 2018
(In thousands)
Receivables	$60,294	$66,300
Contract liabilities	$17,369	$15,793

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables in the three and six-month periods ended June 30, 2019 and December 31, 2018.  The difference between the opening and closing balances of the Company's contract liabilities was the result of a timing difference between the Company's performance and the customers' prepayments.

As of June 30, 2019, the Company had certain contracts where there were unsatisfied performance obligations.  For contracts recorded as contract liabilities, $17.4 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period.  The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $3.9 million in 2019, $1.7 million in each year from 2020 through 2024 and $5.0 million thereafter.

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

The Company's performance obligations are satisfied at a point in time or over time as work progresses.  Revenue from products and services transferred to customers at a single point in time accounted for 96.1% and 97.3% of net sales for the three-month periods ended June 30, 2019 and 2018, respectively.  Revenue from products and services transferred to customers at a single point in time accounted for 96.3% and 97.4% of net sales for the six-month periods ended June 30, 2019 and 2018, respectively.  The majority of the Company's revenue recognized at a point in time is for the sale of municipal and flow instrumentation products.  Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 3.9% and 2.7% of net sales for the three-month periods ended June 30, 2019 and 2018, respectively. Revenue from services transferred to customers over time accounted for 3.7% and 2.6% of net sales for the six-month periods ended June 30, 2019 and 2018, respectively.   The majority of the Company's revenue that is recognized over time relates to the BEACON® AMA software as a service.

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

	June 30, 2019	January 1, 2019
(In thousands)
Right-of-use assets	$9,556	$10,745
Lease liabilities	$9,917	$11,087

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

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
(In thousands)
Operating lease expense	$759	$1,560
Variable and short-term lease expense	121	193
Rent expense	$880	$1,753

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company’s lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of June 30, 2019 and January 1, 2019, the remaining lease term on the Company’s leases was 4.9 years and 5.3 years, respectively.  As of June 30, 2019 and January 1, 2019, the discount rate was 5.0%.  The future minimum lease payments to be paid under operating leases are as follows:

June 30, 2019
(In thousands)
2019 (remaining six months)	$1,464
2020	2,796
2021	2,204
2022	1,298
2023	1,205
Thereafter	2,188
Total future lease payments	11,155
(Present value adjustment)	(1,238)
Present value of future lease payments	$9,917

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

Municipal water, the largest sales category, is comprised of either mechanical or static (ultrasonic) water meters along with the related radio and software technologies and services used by municipal water utilities as the basis for generating their water and wastewater revenues.  The largest geographic market for the Company’s municipal water products is North America, primarily the United States, because most of the Company's meters are designed and manufactured to conform to standards promulgated by the American Water Works Association.  The majority of water meters sold by the Company continue to be mechanical in nature; however, ultrasonic meters are gaining in penetration due to a variety of factors, including their ability to maintain near absolute measurement accuracy over their useful life.  Providing ultrasonic water meter technology, combined with advanced radio technology, provides the Company with the opportunity to sell into other geographical markets, for example, the Middle East and Europe.

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

Finally, the concept of “Smart Cities” is beginning to take hold as one avenue to affect efficient city operations, conserve resources and improve service and delivery.  Smart water solutions (Smart Water) are those that provide actionable information through data analytics from an interconnected and interoperable network of sensors and devices that help people and organizations efficiently use and conserve one of the world’s most precious resources.  Badger Meter is well positioned to benefit from the advancement of Smart Water applications within the Smart Cities framework.  Cities have a keen interest in Smart Water as it provides both a revenue base and conservation outcome.  Badger Meter is one of approximately a dozen firms, and the only water metering company, that participates in the AT&T Smart City Alliance.  By leveraging this alliance, the Company expects to be able to gain access and sell its broad smart water solutions to higher level decision makers within a city such as the mayor’s office.  In addition, it allows Badger Meter to keep abreast of emerging cellular technology changes which the Company believes is the premier AMI solution.

Acquisition

On April 2, 2018, the Company acquired 100% of the outstanding stock of IMS of Odessa, Florida, which was one of the Company's distributors serving Florida.

The total purchase consideration was approximately $12.0 million, which included $7.7 million in cash, a $0.3 million working capital adjustment, a balance sheet holdback of $0.7 million and settlement of $3.3 million of pre-existing Company receivables.  The working capital adjustment was paid in the second quarter of 2018 and the balance sheet holdback was settled in the second quarter of 2019.  The Company's allocation of the purchase price at June 30, 2018 included $3.8 million of receivables, $0.8 million of inventories, $0.1 million of machinery and equipment, $3.6 million of intangibles and $3.7 million of goodwill.  The intangible assets acquired are customer relationships with an estimated average useful life of 10 years.  As of March 31, 2019, the Company had completed its analysis for estimating the fair value of the assets acquired with no additional adjustments.  This acquisition is further described in Note 5 "Acquisition" in the Unaudited Notes to Consolidated Condensed Financial Statements.

In the first quarter of 2019, the Company made a contingent payment of $1.0 million related to the May 1, 2017 acquisition of 100% of the outstanding common stock of D-Flow.  There is an additional $2.0 million of contingent payments related to the D-Flow acquisition that is anticipated to be made in 2019 which is recorded in payables on the Company’s Consolidated Balance Sheet at June 30, 2019.

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

Results of Operations - Three Months Ended June 30, 2019

Net Sales

The Company’s net sales for the three months ended June 30, 2019 were $103.5 million compared to $113.6 million during the same period in 2018. Sales into the municipal water market were $79.5 million, a decrease of 9.7% from the prior year’s $88.0 million.  The sales decline resulted from customer deferral of orders in order to obtain the latest version of advanced technology products including ORION Cellular LTE-M endpoints, where customer pilots and testing continue without issue.  In addition, newly developed three and four-inch commercial E-Series® Ultrasonic water meters are now expected to begin shipping later this year.   Finally, prior year municipal water sales included a large Middle East order, which did not repeat.  The Company did benefit from continued positive sales mix reflecting a higher percentage of meters with radios, ultrasonic meters and SaaS revenue associated with data collection and software analytics.   Sales of products into the global flow instrumentation end markets were $24.0 million, 6.6% lower than the prior year’s $25.7 million.  The decline was due to the lower volumes across the vast array of industrial end markets served, most notably in North America.

Earnings

Total operating earnings for the three months ended June 30, 2019 were $15.0 million, or 14.5% of sales, compared to $16.4 million, or 14.4% of sales, in the comparable prior year quarter.  Gross margin declined $1.2 million, but improved as a percent of sales from 36.5% to 38.9%.  The improvement was largely the result of the improved municipal water product and regional sales mix as well as the benefit of pricing and lower year-over-year commodity costs, including brass.  Selling, engineering and administration (SEA) expenses remained flat at $25.2 million with normal salary and wage inflation and incentive compensation expenses offset by spending controls.

Other pension and postretirement costs in the second quarter of 2018 included a settlement charge of $8.2 million in connection with the planned termination of the Company’s pension plan, which was finalized in 2018.

The provision for income taxes as a percentage of earnings before income taxes for the second quarter of 2019 was 23.8% compared to 22.2% in the second quarter of 2018.  Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, other credits available and tax reform provisions.

As a result of the above-mentioned items, net earnings for the three months ended June 30, 2019 were $11.4 million, or $0.39 per diluted share, compared to $6.2 million, or $0.21 per diluted share, for the same period in 2018.

Results of Operations - Six Months Ended June 30, 2019

Net Sales

The Company’s net sales for the six months ended June 30, 2019 were $208.4 million, a decrease of 4.7% from the comparable prior year’s sales of $218.7 million.   Sales into the municipal water market were $160.7 million, a decline 4.6% over the prior year’s $168.5 million.  Municipal water sales benefitted from modestly higher commercial sales in the U.S., which were more than offset by lower residential volumes in both the US and international markets. Customers deferred orders in order to obtain the latest versions of newer technology radios and meters which are in advanced testing stages.  The Company did benefit from continued positive sales mix reflecting a higher percentage of meters with radios, ultrasonic meters and SaaS revenue associated with data collection and software analytics.   Sales of products into the global flow instrumentations end markets were $47.7 million, approximately 5.0% lower than the prior year’s $50.2 million.  The majority of the decline was due lower general industrial demand across the diverse end markets served, as well as unfavorable foreign currency exchange rate fluctuations year-over-year.

Earnings

Total operating earnings for the six months ended June 30, 2019 were $29.4 million, or 14.1% of sales, compared to $26.3 million, or 12.0% of sales, in the comparable prior year period.  Gross margin increased $2.5 million and improved as a percent of sales from 35.8% to 38.7%.  The gross margin percent increase was largely the result of improved municipal water product mix, the benefit of pricing and lower year-over-year commodity costs, including brass as well as the nonrecurrence of facility relocation charges incurred in the prior year.  SEA expenses for the six months ended June 30, 2019 decreased $0.6 million year-over-year, with normal salary and wage inflation more than offset by spending controls.

The provision for income taxes as a percentage of earnings before income taxes for the first six months of 2019 was 23.7% compared to 22.2% for the comparable prior year period.  Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, other credits available and tax reform provisions.

Other pension and postretirement costs for the six months ending June 30, 2018 included a settlement charge of $8.2 million in connection with the planned termination of the Company’s pension plan, which was finalized in 2018.

As a result of the above-mentioned items, net earnings for the six months ended June 30, 2019 were $22.2 million, or $0.76 per diluted share, compared to $13.7 million, or $0.47 per diluted share, for the same period in 2018.

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

Primary Working Capital

The Company uses primary working capital (PWC) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve month net sales. The following table shows the components of our PWC (in millions):

	June 30, 2019		December 31, 2018
	$	PWC%	$	PWC%
Receivables	$60,294	14.2%	$66,300	15.3%
Inventories	83,319	19.7%	80,804	18.6%
Payables	(29,556)	-7.0%	(22,469)	-5.2%
Primary Working Capital	$114,057	26.9%	$124,635	28.7%

Overall, PWC declined $10.6 million compared to the previous calendar year end.  Receivables at June 30, 2019 declined $6.0 million due to both lower sales volumes as well as effective collection efforts.   Inventories increased modestly at June 30, 2019 with higher backlog, while Payables at June 30, 2019 were $7.1 million higher than year end due to the timing of payments.

Cash Provided by Operations

Cash provided by operations in the first six months of 2019 was $40.9 million compared to $25.2 million in the same period of 2018.  The increase is due primarily to higher net earnings and effective working capital management.

Capital expenditures for the first six months of 2019 were $4.5 million compared to $5.2 million in the first six months of 2018.

Short-term debt decreased $13.5 million to $4.6 million at June 30, 2019 from $18.1 million at December 31, 2018 due to the strong cash flow from operations, partially offset by the payment of dividends.  At the end of the second quarter of 2019, the Company is in a net cash (cash less short-term debt) position of $19.3 million.

The Company’s financial condition remains strong.  In June 2018, the Company amended its May 2012 credit agreement with its primary lender and extended its term until September 2021. The credit agreement includes a $125.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit.  While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of June 30, 2019.  The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products.  The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market.  The Company had $128.4 million of unused credit lines available at June 30, 2019.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2018 and the first two quarters of 2019 were not material.

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

Item 4  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and the Company’s Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2019.  Based upon their evaluation of these disclosure controls and procedures, the Company’s President and Chief Executive Officer and the Company’s Vice President – Chief Financial Officer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 2Unregistered Sales of Equity Securities and Use of Proceeds

In February 2017, the Board of Directors authorized the repurchase of up to 400,000 shares of the Company’s Common Stock through February 2020.  The following table provides information about the Company's purchases during the quarter ended June 30, 2019 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
April 1, 2019 - April 30, 2019	—	$—	240,646	159,354
May 1, 2019 - May 31, 2019	—	—	240,646	159,354
June 1, 2019 - June 30, 2019	16,575	$58.17	257,221	142,779
Total as of June 30, 2019	16,575		257,221	142,779

Item 6  Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Shareholders’ Equity (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: July 30, 2019	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
President and Chief Executive Officer

	By	/s/ Robert A. Wrocklage
Robert A. Wrocklage
Vice President – Chief Financial Officer

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President – Controller