Form 10-Q
period 2019-09-30
BADGER METER INC
filed 2019-10-25
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-06706

BADGER METER, INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-0143280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4545 W. Brown Deer Road Milwaukee, Wisconsin	53233
(Address of principal executive offices)	(Zip code)

(414) 355-0400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BMI	New York Stock Exchange

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

As of October 14, 2019, there were 29,111,332 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended September 30, 2019

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
•

violations or alleged violations of laws that impose requirements for the conduct of the Company’s operations, including the U.S. Foreign Corrupt Practices Act (FCPA) or other anti-corruption laws, trade sanctions and sanctioned parties restrictions;

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	(Unaudited)
	(In thousands)
	2019	2018
Assets
Current assets:
Cash	$37,728	$13,086
Receivables	61,406	66,300
Inventories:
Finished goods	24,646	23,476
Work in process	18,097	17,097
Raw materials	42,092	40,231
Total inventories	84,835	80,804
Prepaid expenses and other current assets	7,572	4,469
Total current assets	191,541	164,659
Property, plant and equipment, at cost	208,315	213,722
Less accumulated depreciation	(121,658)	(123,401)
Net property, plant and equipment	86,657	90,321
Intangible assets, at cost less accumulated amortization	49,934	55,418
Other assets	16,126	8,872
Deferred income taxes	1,974	2,163
Goodwill	71,258	71,258
Total assets	$417,490	$392,691
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$4,360	$18,060
Payables	32,363	22,469
Accrued compensation and employee benefits	12,814	13,768
Warranty and after-sale costs	6,807	4,206
Other current liabilities	2,501	1,512
Total current liabilities	58,845	60,015
Other long-term liabilities	22,863	13,972
Deferred income taxes	3,077	3,332
Accrued non-pension postretirement benefits	5,163	5,184
Other accrued employee benefits	3,903	6,685
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	37,200	37,198
Capital in excess of par value	40,306	38,082
Reinvested earnings	278,551	257,313
Accumulated other comprehensive income	404	580
Less: Employee benefit stock	(306)	(306)
Treasury stock, at cost	(32,516)	(29,364)
Total shareholders’ equity	323,639	303,503
Total liabilities and shareholders’ equity	$417,490	$392,691

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2019	2018	2019	2018
Net sales	$108,646	$110,630	$317,069	$329,319
Cost of sales	66,976	66,684	194,666	207,121
Gross margin	41,670	43,946	122,403	122,198
Selling, engineering and administration	25,225	28,212	76,598	80,139
Operating earnings	16,445	15,734	45,805	42,059
Interest expense, net	66	295	280	994
Other pension and postretirement costs	41	11,787	123	19,799
Earnings before income taxes	16,338	3,652	45,402	21,266
Provision for income taxes	3,617	801	10,499	4,715
Net earnings	$12,721	$2,851	$34,903	$16,551

Earnings per share:
Basic	$0.44	$0.10	$1.20	$0.57
Diluted	$0.44	$0.10	$1.19	$0.57

Dividends declared per common share	$0.17	$0.15	$0.47	$0.41

Shares used in computation of earnings per share:
Basic	29,013,573	28,989,205	29,022,080	28,983,115
Impact of dilutive securities	179,765	207,955	193,112	198,428
Diluted	29,193,338	29,197,160	29,215,192	29,181,543

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2019	2018	2019	2018
Net earnings	$12,721	$2,851	$34,903	$16,551
Other comprehensive income:
Foreign currency translation adjustments	(646)	106	(509)	(281)
Pension and postretirement benefits, net of tax	(16)	7,396	333	13,168
Comprehensive income	$12,059	$10,353	$34,727	$29,438

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	(Unaudited) (In thousands)
	2019	2018
Operating activities:
Net earnings	$34,903	$16,551
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	8,688	8,796
Amortization	9,323	9,675
Deferred income taxes	18	132
Noncurrent employee benefits	(150)	261
Pension termination settlement charge	-	19,900
Contribution to pension plan	-	(2,860)
Stock-based compensation expense	882	3,374
Changes in:
Receivables	4,555	(11,462)
Inventories	(4,259)	1,409
Payables	10,885	(2,468)
Prepaid expenses and other current assets	(5,806)	(5,573)
Other liabilities	2,100	2,148
Total adjustments	26,236	23,332
Net cash provided by operations	61,139	39,883
Investing activities:
Property, plant and equipment expenditures	(5,589)	(7,219)
Acquisitions, net of cash acquired and future payments	-	(8,048)
Net cash used for investing activities	(5,589)	(15,267)
Financing activities:
Net decrease in short-term debt	(13,500)	(8,433)
Payment of contingent acquisition consideration	(1,650)	(2,034)
Dividends paid	(13,652)	(11,895)
Proceeds from exercise of stock options	963	933
Repurchase of treasury stock	(3,358)	(4,451)
Issuance of treasury stock	142	529
Net cash used for financing activities	(31,055)	(25,351)
Effect of foreign exchange rates on cash	147	200
Increase (decrease) in cash	24,642	(535)
Cash – beginning of period	13,086	11,164
Cash – end of period	$37,728	$10,629

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter and year-to-date ended September 30,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Employee benefit stock	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, June 30, 2018	$37,177	$33,681	$250,242	$(5,508)	$(461)	$(26,661)	$288,470
Net earnings	-	-	2,851	-	-	-	2,851
Pension and postretirement benefits (net of $3,080 tax effect)	-	-	-	7,396	-	-	7,396
Foreign currency translation	-	-	-	106	-	-	106
Cash dividends of $0.15 per share	-	-	(4,361)	-	-	-	(4,361)
Stock options exercised	21	681	-	-	-	-	702
ASU 2018-02 adoption	-	-	1,700	(1,700)	-	-	-
Stock-based compensation	-	2,430	-	-	-	-	2,430
Purchase of common stock for treasury stock	-	-	-	-	-	(2,462)	(2,462)
Issuance of treasury stock (9 shares)	-	17	-	-	-	81	98
Balance, September 30, 2018	$37,198	$36,809	$250,432	$294	$(461)	$(29,042)	$295,230

Balance, December 31, 2017	$37,165	$32,182	$244,224	$(10,893)	$(461)	$(24,766)	$277,451
Net earnings	-	-	16,551	-	-	-	16,551
ASU 2014-09 adoption impact	-	-	(128)	-	-	-	(128)
Pension and postretirement benefits (net of $4,994 tax effect)	-	-	-	13,168	-	-	13,168
Foreign currency translation	-	-	-	(281)	-	-	(281)
Cash dividends of $0.41 per share	-	-	(11,915)	-	-	-	(11,915)
Stock options exercised	33	900	-	-	-	-	933
ASU 2018-02 adoption	-	-	1,700	(1,700)	-	-	-
Stock-based compensation	-	3,374	-	-	-	-	3,374
Purchase of common stock for treasury stock	-	-	-	-	-	(4,451)	(4,451)
Issuance of treasury stock (39 shares)	-	353	-	-	-	175	528
Balance, September 30, 2018	$37,198	$36,809	$250,432	$294	$(461)	$(29,042)	$295,230

Balance, June 30, 2019	$37,200	$39,746	$270,772	$1,066	$(306)	$(32,026)	$316,452
Net earnings	-	-	12,721	-	-	-	12,721
Pension and postretirement benefits (net of ($4) tax effect)	-	-	-	(16)	-	-	(16)
Foreign currency translation	-	-	-	(646)	-	-	(646)
Cash dividends of $0.17 per share	-	-	(4,942)	-	-	-	(4,942)
Stock options exercised	-	192	-	-	-	23	215
Stock-based compensation	-	328	-	-	-	-	328
Purchase of common stock for treasury stock	-	-	-	-	-	(521)	(521)
Issuance of treasury stock (21 shares)	-	40	-	-	-	8	48
Balance, September 30, 2019	$37,200	$40,306	$278,551	$404	$(306)	$(32,516)	$323,639

Balance, December 31, 2018	$37,198	$38,082	$257,313	$580	$(306)	$(29,364)	$303,503
Net earnings	-	-	34,903	-	-	-	34,903
Pension and postretirement benefits (net of $133 tax effect)	-	-	-	333	-	-	333
Foreign currency translation	-	-	-	(509)	-	-	(509)
Cash dividends of $0.47 per share	-	-	(13,665)	-	-	-	(13,665)
Stock options exercised	2	832	-	-	-	129	963
Stock-based compensation	-	882	-	-	-	-	882
Purchase of common stock for treasury stock	-	-	-	-	-	(3,358)	(3,358)
Issuance of treasury stock (49 shares)	-	510	-	-	-	77	587
Balance, September 30, 2019	$37,200	$40,306	$278,551	$404	$(306)	$(32,516)	$323,639

*	Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1   Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at September 30, 2019 and December 31, 2018, results of operations, comprehensive income and statements of shareholders’ equity for the three and nine-month periods ended September 30, 2019 and 2018, and cash flows for the nine-month periods ended September 30, 2019 and 2018.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Balance at beginning of period	$5,379	$4,110	$4,206	$3,367
Net additions charged to earnings	3,124	659	5,405	2,873
Costs incurred	(1,696)	(467)	(2,804)	(1,938)
Balance at end of period	$6,807	$4,302	$6,807	$4,302

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

The following table sets forth the components of net periodic benefit cost for the three months ended September 30, 2019 and 2018 based on December 31, 2018 and 2017 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2019	2018	2019	2018
Service cost – benefits earned during the year	$38	$35	$25	$31
Interest cost on projected benefit obligations	8	6	53	47
Amortization of prior service benefit	-	-	-	(3)
Amortization of net loss (benefit)	9	13	(29)	(8)
Settlement expense	-	11,732	-	-
Net periodic benefit cost	$55	$11,786	$49	$67

The following table sets forth the components of net periodic benefit cost for the nine months ended September 30, 2019 and 2018 based on December 31, 2018 and 2017 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2019	2018	2019	2018
Service cost – benefits earned during the year	$112	$105	$77	$93
Interest cost on projected benefit obligations	26	323	158	142
Expected return on plan assets	-	(835)	-	-
Amortization of prior service cost	-	-	-	(10)
Amortization of net loss (benefit)	27	302	(88)	(23)
Settlement expense	-	19,900	-	-
Net periodic benefit cost	$165	$19,795	$147	$202

The Company disclosed in its financial statements for the year ended December 31, 2018 that it estimated it would pay $0.4 million in other postretirement benefits in 2019 based on actuarial estimates.  As of September 30, 2019, $0.3 million of such benefits have been paid.  The Company continues to believe that its estimated payments for the full year are reasonable.  However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs.  The amount of benefits paid in calendar year 2019 will not impact the expense for postretirement benefits for 2019.

Note 4   Accumulated Other Comprehensive Income (Loss)

Components of and changes in accumulated other comprehensive income (loss) at September 30, 2019 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$360	$220	$580
Other comprehensive income (loss) before reclassifications	-	(509)	(509)
Amounts reclassified from accumulated other comprehensive income, net of tax of $133	333	-	333
Net current period other comprehensive income (loss), net of tax	333	(509)	(176)
Accumulated other comprehensive income (loss)	$693	$(289)	$404

Details of reclassifications out of accumulated other comprehensive income (loss) during the nine months ended September 30, 2019 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive income (loss)
Amortization of pension and postretirement benefits items:
Actuarial loss (1)	$(60)
Settlement expense (2)	526
Total before tax	466
Income tax	(133)
Amount reclassified out of accumulated other comprehensive income (loss)	$333

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost in Note 3 “Employee Benefit Plans”
(2)	This accumulated other comprehensive income (loss) component resulted from an international pension plan settlement.

Components of and changes in accumulated other comprehensive income (loss) at September 30, 2018 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$(11,597)	$704	$(10,893)
Other comprehensive income (loss) before reclassifications	-	(281)	(281)
Amounts reclassified from accumulated other comprehensive income, net of tax of $4,994	13,168	-	13,168
Net current period other comprehensive income (loss), net of tax	13,168	(281)	12,887
Cumulative impact of adopting ASU 2018-02	(1,700)	-	(1,700)
Accumulated other comprehensive (loss) income	$(129)	$423	$294

Details of reclassifications out of accumulated other comprehensive income (loss) during the nine months ended September 30, 2018 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive income (loss)
Amortization of pension and postretirement benefits items:
Prior service benefit (1)	$(10)
Settlement Expense (1)	19,900
Amortization of actuarial loss (1)	(1,728)
Total before tax	18,162
Income tax	(4,994)
Amount reclassified out of accumulated other comprehensive income	$13,168

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost in Note 3 “Employee Benefit Plans”

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

In the first quarter of 2019, the Company made a contingent payment of $1.0 million related to the May 1, 2017 acquisition of 100% of the outstanding common stock of D-Flow Technology AB (“D-Flow”).  There is an additional $2.0 million of contingent payments related to the D-Flow acquisition that is anticipated to be made in the next twelve months which is recorded in payables on the Company’s Consolidated Condensed Balance Sheet at September 30, 2019.

Note 6   Contingencies, Litigation and Commitments

In the normal course of business, the Company is named in legal proceedings.  There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2018 and the first three quarters of 2019 were not material.

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

The Company’s earnings before incomes taxes, income tax expense and effective income tax rate are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Earnings before income taxes	$16,338	$3,652	$45,402	$21,266
Income tax expense	3,617	801	10,499	4,715
Effective income tax rate	22.1%	21.9%	23.1%	22.2%

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

Note 10   New Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-14 “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20),” which modifies the annual disclosure requirements for defined benefit pension and other postretirement benefit plans. This ASU, as modified, added and deleted specific disclosures in an effort to improve the usefulness for financial statement users while also reducing unnecessary costs for companies. The ASU is effective for annual periods beginning after December 15, 2020 with early adoption being permitted in any interim reporting period within the annual reporting period.  The Company is currently assessing the impact of adopting ASU No. 2018-14.

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

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326),” which amends the accounting for credit losses on purchased financial assets and available-for-sale debt securities with credit deterioration.  This ASU requires the measurement of all expected credit losses for financial assets, including accounts receivables, held at the reporting date based upon current conditions, historical experience and reasonable forecasts. This ASU is effective for annual reporting periods beginning after December 15, 2019, and early adoption is allowed in any interim reporting period within the annual reporting period. The Company does not anticipate that ASU No. 2016-13 will have a material impact upon adoption.

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

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Revenues:
United States	$93,395	$95,288	$275,152	$284,351
Foreign:
Asia	2,816	1,928	6,555	6,789
Canada	3,437	2,564	10,755	9,353
Europe	4,327	4,457	14,128	14,605
Mexico	1,682	1,031	3,519	2,137
Middle East	1,317	4,602	4,382	9,958
Other	1,672	760	2,578	2,126
Total	$108,646	$110,630	$317,069	$329,319

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Revenue recognized over time	$3,857	$3,455	$11,341	$9,203
Revenue recognized at a point in time	104,789	107,175	305,728	320,116
Total	$108,646	$110,630	$317,069	$329,319

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

The opening and closing balances of the Company's receivables and contract liabilities are as follows:

	September 30, 2019	December 31, 2018
(In thousands)
Receivables	$61,406	$66,300
Contract liabilities	19,042	15,793

Contract liabilities are included in payables and other long-term liabilities on the Company’s consolidated condensed balance sheet.  The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables in the three and nine-month periods ended September 30, 2019 and twelve-month period ended December 31, 2018.

The difference between the opening and closing balances of the Company's contract liabilities was the result of a timing difference between the Company's performance and the customers' prepayments.

As of September 30, 2019, the Company had certain contracts with unsatisfied performance obligations.  For contracts recorded as contract liabilities, $19.0 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period.  The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $4.0 million in 2019, $1.9 million in each year from 2020 through 2024 and $5.5 million thereafter.

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

The Company's performance obligations are satisfied at a point in time or over time as work progresses.  Revenue from products and services transferred to customers at a single point in time accounted for 96.4% and 96.9% of net sales for the three-month periods ended September 30, 2019 and 2018, respectively.  Revenue from products and services transferred to customers at a single point in time accounted for 96.4% and 97.2% of net sales for the nine-month periods ended September 30, 2019 and 2018, respectively.  The majority of the Company's revenue recognized at a point in time is for the sale of municipal and flow instrumentation products.  Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 3.6% and 3.1% of net sales for the three-month periods ended September 30, 2019 and 2018, respectively. Revenue from services transferred to customers over time accounted for 3.6% and 2.8% of net sales for the nine-month periods ended September 30, 2019 and 2018, respectively.   The majority of the Company's revenue that is recognized over time relates to the BEACON® AMA software as a service, but also includes training, installation and other revenues.

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

The Company rents facilities, equipment and vehicles under operating leases, some of which contain renewal options.  Upon inception of a rent agreement, the Company determines whether the arrangement contains a lease based on the unique conditions present. Leases that have a term over a year are recognized on the balance sheet as right-of-use assets and lease liabilities. Right-of-use assets are included in prepaid expenses and other current assets and other assets on the Company’s consolidated condensed balance sheet. Lease liabilities are included in other current liabilities and other long-term liabilities on the Company’s consolidated condensed balance sheet.   Information regarding the Company's right-of-use assets and the corresponding lease liabilities are as follows:

	September 30, 2019	January 1, 2019
(In thousands)
Right-of-use assets	$8,919	$10,745
Lease liabilities	9,290	11,087

The Company’s operating lease agreements have lease and non-lease components that require payments for common area maintenance, property taxes and insurance. The Company has elected to account for both lease and non-lease components as one lease component.  The fixed and in-substance fixed consideration in the Company’s rent agreements constitute operating lease expense that is included in the capitalized right-of-use assets and lease liabilities. The variable and short-term lease expense payments are not included in the present value of the right-of use-assets and lease liabilities on the consolidated condensed balance sheet. The Company’s rent expense is as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
(In thousands)
Operating lease expense	$764	$2,331
Variable and short-term lease expense	36	223
Rent expense	$800	$2,554

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company’s lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of September 30, 2019 and January 1, 2019, the remaining lease term on the Company’s leases was 4.7 years and 5.3 years, respectively.  As of September 30, 2019 and January 1, 2019, the discount rate was 5.0%.  The future minimum lease payments to be paid under operating leases are as follows:

September 30, 2019
(In thousands)
2019 (remaining three months)	$724
2020	2,782
2021	2,231
2022	1,291
2023	1,201
Thereafter	2,182
Total future lease payments	10,411
(Present value adjustment)	(1,121)
Present value of future lease payments	$9,290

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

In the first quarter of 2019, the Company made a contingent payment of $1.0 million related to the May 1, 2017 acquisition of 100% of the outstanding common stock of D-Flow.  There is an additional $2.0 million of contingent payments related to the D-Flow acquisition that is anticipated to be made in the next twelve months which is recorded in payables on the Company’s Consolidated Balance Sheet at September 30, 2019.

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

Results of Operations - Three Months Ended September 30, 2019

Net Sales

The Company’s net sales for the three months ended September 30, 2019 were $108.6 million compared to $110.6 million during the same period in 2018. Sales into the municipal water market were $84.3 million, a decrease of 2.6% from the prior year’s $86.5 million.  The sales decline resulted from a prior year municipal water order in the Middle East which did not repeat.  In the domestic municipal water market (United States, Latin America and Canada), sales grew 1.9% attributable to higher sales of advanced technology products including ORION Cellular LTE-M endpoints and newly launched three and four-inch commercial E-Series® Ultrasonic water meters.  SaaS revenue associated with data collection and software analytics also increased.   Sales of products into the global flow instrumentation end markets were $24.3 million, 1.0% higher than the prior year’s $24.1 million.

Earnings

Total operating earnings for the three months ended September 30, 2019 were $16.4 million, or 15.1% of sales, compared to $15.7 million, or 14.2% of sales, in the comparable prior year quarter.  Gross margin declined $2.3 million associated with lower volumes and higher warranty costs partially offset by improved municipal water product and regional sales mix as well as the benefit of pricing and lower year-over-year commodity costs, including brass.  During the quarter, the Company recorded a $1.7 million discrete warranty provision associated with a sourced system integration module for a previously installed solution sold only outside North America.  Selling, engineering and administration (“SEA”) expenses were $25.2 million or 23.2% of sales compared to $28.2 million or 25.5% of sales in the comparable prior year quarter.  The prior year included $2.1 million of executive retirement charges associated with the vesting of equity and cash awards for the retiring CEO, which did not repeat in 2019.  The remaining reduction in SEA spending was largely associated with reduced incentive compensation expense and spending controls.

Other pension and postretirement costs in the third quarter of 2018 included a settlement charge of $11.7 million in connection with the planned termination of the Company’s pension plan, which was finalized in 2018.

The provision for income taxes as a percentage of earnings before income taxes for the third quarter of 2019 was 22.1% compared to 21.9% in the third quarter of 2018.  Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, other credits available and tax reform provisions.

As a result of the above-mentioned items, net earnings for the three months ended September 30, 2019 were $12.7 million, or $0.44 per diluted share, compared to $2.9 million, or $0.10 per diluted share, for the same period in 2018.

Results of Operations - Nine Months Ended September 30, 2019

Net Sales

The Company’s net sales for the nine months ended September 30, 2019 were $317.1 million, a decrease of 3.7% from the comparable prior year’s sales of $329.3 million.   Sales into the municipal water market were $245.1 million, a decline 3.9% from the prior year’s $255.0 million.  Residential volumes in both the US and international markets declined, while commercial sales were essentially flat.  Overall, customers deferred orders in order to obtain the latest versions of newer technology radios and meters which are in advanced testing stages in the first half of 2019.  The Company did benefit from continued positive sales mix reflecting a higher percentage of meters with radios, ultrasonic meters and SaaS revenue associated with data collection and software analytics.   Sales of products into the global flow instrumentations end markets were $72.0 million, approximately 3.1% lower than the prior year’s $74.3 million.  The majority of the decline was due lower general industrial demand across the diverse end markets served, as well as unfavorable foreign currency exchange rate fluctuations year-over-year.

Earnings

Total operating earnings for the nine months ended September 30, 2019 were $45.8 million, or 14.4% of sales, compared to $42.1 million, or 12.8% of sales, in the comparable prior year period.  Gross margin dollars were essentially flat year-over-year at $122.4 million versus $122.2 million a year ago, but improved as a percent of sales from 37.1% to 38.6%.  The gross margin percent increase was largely the result of improved municipal water product mix, the benefit of pricing and lower year-over-year commodity costs, including brass, as well as the nonrecurrence of facility relocation charges incurred in the prior year.  SEA expenses for the nine months ended September 30, 2019 decreased $3.5 million year-over-year of which $2.1 million related to executive retirement charges in the prior year which did not repeat in 2019. Of the remaining change, normal salary and wage inflation was more than offset by spending controls.

The provision for income taxes as a percentage of earnings before income taxes for the first nine months of 2019 was 23.1% compared to 22.2% for the comparable prior year period.  Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, other credits available and tax reform provisions.

Other pension and postretirement costs for the nine months ending September 30, 2018 included settlement charges of $19.9 million in connection with the planned termination of the Company’s pension plan, which was finalized in 2018.

As a result of the above-mentioned items, net earnings for the nine months ended September 30, 2019 were $34.9 million, or $1.19 per diluted share, compared to $16.6 million, or $0.57 per diluted share, for the same period in 2018.

LIQUIDITY AND CAPITAL RESOURCES

The main sources of liquidity for the Company are cash from operations and borrowing capacity.  In addition, depending on market conditions, the Company may access the capital markets to strengthen its capital position and to provide additional liquidity for general corporate purposes.

Primary Working Capital

The Company uses primary working capital (“PWC”) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve month net sales. The following table shows the components of our PWC (in millions):

	September 30, 2019		December 31, 2018
	$	PWC%	$	PWC%
Receivables	$61,406	14.6%	$66,300	15.3%
Inventories	84,835	20.1%	80,804	18.6%
Payables	(32,363)	-7.7%	(22,469)	-5.2%
Primary Working Capital	$113,878	27.0%	$124,635	28.7%

Overall, PWC declined $10.8 million compared to the previous calendar year end.  Receivables at September 30, 2019 declined $4.9 million due to both lower sales volumes as well as improved collection efforts.   Inventories increased modestly at September 30, 2019 with higher backlog, while Payables at September 30, 2019 were $9.9 million higher than year-end due to the timing of payments and focused payment terms extensions.

Cash Provided by Operations

Cash provided by operations in the first nine months of 2019 was $61.1 million compared to $39.9 million in the same period of 2018.  The increase is due primarily to effective working capital management.

Capital expenditures for the first nine months of 2019 were $5.6 million compared to $7.2 million in the first nine months of 2018.

Short-term debt decreased $13.5 million to $4.4 million at September 30, 2019 from $18.1 million at December 31, 2018 due to the strong cash flow from operations, partially offset by the payment of dividends.  At the end of the third quarter of 2019, the Company is in a net cash (cash less short-term debt) position of $33.4 million.

The Company’s financial condition remains strong.  In June 2018, the Company amended its May 2012 credit agreement with its primary lender and extended its term until September 2021. The credit agreement includes a $125.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit.  While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of September 30, 2019.  The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products.  The Company continues to take advantage of its local commercial paper market and carefully monitors the current borrowing market.  The Company had $128.2 million of unused credit lines available at September 30, 2019.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2018 and the first three quarters of 2019 were not material.

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

Item 4  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and the Company’s Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2019.  Based upon their evaluation of these disclosure controls and procedures, the Company’s President and Chief Executive Officer and the Company’s Vice President – Chief Financial Officer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 2Unregistered Sales of Equity Securities and Use of Proceeds

In February 2017, the Board of Directors authorized the repurchase of up to 400,000 shares of the Company’s Common Stock through February 2020.  The following table provides information about the Company's purchases during the quarter ended September 30, 2019 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
July 1, 2019 - July 31, 2019	10,000	$52.12	267,221	132,779
August 1, 2019 - August 31, 2019	—	—	267,221	132,779
September 1, 2019 - September 30, 2019	—	—	267,221	132,779
Total as of September 30, 2019	10,000		267,221	132,779

Item 6  Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Form of the Key Executive Employment and Severance Agreement between Badger Meter, Inc. and Chief Executive Officer.

10.2*	Form of the Key Executive Employment and Severance Agreements between Badger Meter, Inc. and certain other executive officers.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Shareholders’ Equity (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	A management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: October 25, 2019	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
President and Chief Executive Officer

	By	/s/ Robert A. Wrocklage
Robert A. Wrocklage
Vice President – Chief Financial Officer

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President – Controller