Form 10-K
period 2019-12-31
BADGER METER INC
filed 2020-02-21
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-06706

BADGER METER, INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-0143280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4545 W. Brown Deer Road Milwaukee, Wisconsin	53233
(Address of principal executive offices)	(Zip code)

(414) 355-0400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	BMI	New York Stock Exchange
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity:  As of June 30, 2019, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $1.72 billion.  For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $59.69 per share, the closing price of the Common Stock as reported on the New York Stock Exchange on June 28, 2019, and (ii) each of the Company's executive officers and directors is deemed to be an affiliate of the Company.

As of February 4, 2020, there were 29,113,242 shares of Common Stock outstanding with a par value of $1 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year, are incorporated by reference from the definitive Proxy Statement into Part III of this Annual Report on Form 10-K.

 Special Note Regarding Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements.  The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements.  All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties.  Some risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements include those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2019.

PART I

ITEM 1.	BUSINESS

Badger Meter, Inc. (the “Company”) is a leading innovator, manufacturer and marketer of products incorporating flow measurement, control and communication solutions serving markets worldwide.  The Company was incorporated in 1905.

Throughout this 2019 Annual Report on Form 10-K, the words “we,” “us” and “our” refer to the Company.

Available Information

The Company's internet address is http://www.badgermeter.com.  The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, on the same day they are electronically filed with, or furnished to, the Securities and Exchange Commission.  The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Market Overview, Products, Systems and Solutions

Badger Meter is an innovator in flow measurement, control and related communication solutions, serving water utilities, municipalities, and commercial and industrial customers worldwide.  The Company’s products measure water, oil, chemicals and other fluids, and are known for accuracy, long-lasting durability and for providing valuable and timely measurement data through various methods.  The Company’s product lines fall into two categories: sales of water meters, radios and related technologies to municipal water utilities (municipal water) and sales of meters, valves and other products for industrial applications in water, wastewater, and other industries (flow instrumentation).  The Company estimates that nearly 90% of its products are used in water related applications.

Municipal water, the largest sales category, is comprised of either mechanical or static (ultrasonic) water meters along with the related radio and software technologies and services used by municipal water utilities as the basis for generating their water and wastewater revenues.  The largest geographic market for the Company’s municipal water products is North America, primarily the United States, because most of the Company's meters are designed and manufactured to conform to standards promulgated by the American Water Works Association.  The majority of water meters sold by the Company continue to be mechanical in nature; however, ultrasonic meters are an increasing percentage of the water meters sold by the Company and in the industry, due to a variety of factors, including their ability to maintain measurement accuracy over their useful life.  Providing ultrasonic water meter technology, combined with advanced radio technology, provides the Company with the opportunity to sell into other geographical markets, for example the Middle East and Europe.

The flow instrumentation product line includes meters and valves sold worldwide to measure and control fluids going through a pipe or pipeline including water, air, steam, oil, and other liquids and gases.  These products are used in a variety of industries and applications, with the Company’s primary market focus being water/wastewater; heating, ventilating and air conditioning (HVAC); oil and gas; and chemical and petrochemical.  Flow instrumentation products are generally sold to original equipment manufacturers as the primary flow measurement device within a product or system, as well as through manufacturers’ representatives.

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

The Company’s net sales and corresponding net earnings depend on unit volume and product mix, with the Company generally earning higher average selling prices and margins on meters equipped with radio technology, and higher margins on ultrasonic compared to mechanical meters.  The Company’s proprietary radio products (i.e. ORION) generally result in higher margins than remarketed, non-proprietary technology products.  The Company also sells registers and endpoints separately to customers who wish to upgrade their existing meters in the field.

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

Competition

The Company faces competition for both its municipal water and flow instrumentation product lines.  The competition varies from moderate to strong depending upon the products involved and the markets served.  Major competitors for municipal water meters include Xylem, Inc. (“Sensus”), Roper Technologies, Inc. (“Neptune”), Master Meter, Inc. and Mueller Water Products, Inc.  Together with Badger Meter, it is estimated that these companies sell in excess of 90% of the water meters in the North American market, which has historically been somewhat insulated from penetration by other competitors due to the nature of the mechanical technology used.  As static metering technology continues to gain traction in the North American market, additional competitors include firms such as Kamstrup A/S, Diehl Metering GmbH and Itron, Inc., although these competitors lack brand recognition and product breadth and do not have extensive water utility channel distribution to effectively reach the more than 50,000 water utilities in the United States, which impedes their ability to compete.  In addition, as previously noted, the technology acceptance overall also provides competitive opportunities for Badger Meter outside North America.

The Company's primary competitors for municipal water radio products in North America are Itron, Inc., Hubbel, Inc. (Aclara Technologies), Neptune and Sensus.  The vast majority of the Company’s radio sales are of its own proprietary radio systems (ORION and GALAXY®); however, the Company may also resell other radio products as part of an overall smart meter solution (e.g. Aclara, Itron®).

A number of the Company's competitors in certain markets have greater financial resources than the Company.  The Company, however, believes it currently provides the leading technologies in water meters and water-dedicated radio solutions and analytics.  As a result of significant research and development activities, the Company enjoys favorable patent positions and trade secret protections for several of its technologies, products and processes.

There are many competitors in the flow instrumentation markets due to the various end markets and applications served.  They include, among others, Emerson Electric Company, Krohne Messtechnik GmbH, Endress+Hauser AG, Yokogawa Electric Corporation and Cameron International.  With a broad portfolio consisting of products utilizing eight of the ten major flow meter technologies, the Company is well positioned to compete in niche, specialized applications within these markets, primarily focused on the water/wastewater, HVAC, oil & gas and chemical/petrochemical end markets.

Backlog

The Company's total backlog of unshipped orders at December 31, 2019 and 2018 was $27.2 million and $29.9 million, respectively.  The backlog is comprised of firm orders and signed contractual commitments, or portions of such commitments that call for shipment within 12 months.  Backlog can be significantly affected by the timing of orders for large projects and the amounts can vary due to the timing of work performed.

Raw Materials and Components

Raw materials used in the manufacture of the Company's products include purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel and cast iron), plastic resins, glass, microprocessors and other electronic subassemblies, and components.  There are multiple sources for these raw materials and components, but the Company relies on single suppliers for certain brass castings, resins and electronic subassemblies.  The Company believes these items would be available from other sources, but that the loss of certain suppliers may result in a higher cost of materials, delivery delays, short-term increases in inventory and higher quality control costs in the short term.  The Company carries business interruption insurance on key suppliers.  The Company's purchases of raw materials are based on production schedules, and as a result, inventory on hand is generally not exposed to price fluctuations.  World commodity markets and currency exchange rates may also affect the prices of material purchased in the future.  The Company does not hold significant amounts of precious metals.

Research and Development

Expenditures for research and development activities related to the development of new products, the improvement of existing products and manufacturing process improvements were $11.9 million in 2019, $11.1 million in 2018 and $10.6 million in 2017.  Research and development activities are primarily sponsored by the Company.  The Company also engages from time to time in joint research and development with other companies and organizations.

Intangible Assets

The Company owns or controls several trade secrets and many patents, trademarks and trade names in the United States and other countries that relate to its products and technologies.  No single patent, trademark, trade name or trade secret is material to the Company's business as a whole.

Environmental Protection

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance control provisions and regulations during 2019, 2018 and 2017 were not material.

Employees

The Company and its subsidiaries employed 1,567 persons at December 31, 2019. Approximately 108 of these employees are covered by a collective bargaining agreement with District 10 of the International Association of Machinists.  The Company is currently operating under a three-year contract with the union, which expires on October 31, 2022.  The Company believes it has good relations with the union and all of its employees.

Information about the Company’s Executive Officers

The following table sets forth certain information regarding the Executive Officers of the Registrant.

Name	Position	Age at 2/28/2020
Kenneth C. Bockhorst	Chairman, President and Chief Executive Officer	47
Robert A. Wrocklage	Senior Vice President — Chief Financial Officer	41
Karen M. Bauer	Vice President — Investor Relations, Corporate Strategy and Treasurer	52
Fred J. Begale	Vice President — Engineering	55
William R. A. Bergum	Vice President — General Counsel and Secretary	55
Gregory M. Gomez	Vice President — Global Flow Instrumentation and International Utility	55
Trina L. Jashinsky	Vice President — Human Resources	57
William J. Parisen	Vice President — Global Operations	53
Kimberly K. Stoll	Vice President — Sales and Marketing	53
Daniel R. Weltzien	Vice President — Controller	41

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

Mr. Bockhorst was elected President in April 2018, Chief Executive Officer in January 2019 and Chairman in January 2020 after serving as Senior Vice President - Chief Operating Officer for the Company from October 2017 to April 2018.  Prior to joining the Company, Mr. Bockhorst was Executive Vice President of the Energy segment, preceded by President of Hydratight and Global Vice President Operations of Enerpac, all within Actuant Corporation (now Enerpac Tool Group) from March 2011 to October 2017.

Mr. Wrocklage was elected Vice President – Chief Financial Officer and Treasurer in 2019 and Senior Vice President – Chief Financial Officer in January 2020 after serving as Vice President - Finance for the Company from August 2018 to December 2018.  Prior to joining the Company, Mr. Wrocklage spent ten years with Actuant Corporation (now Enerpac Tool Group), holding various corporate and business unit financial leadership roles, most recently as Vice President - Corporate Controller and Chief Accounting Officer.

Ms. Bauer was elected Vice President - Investor Relations, Corporate Strategy and Treasurer effective June 2019.  She joined Badger Meter in July 2018 as Director, Investor Relations and Corporate Strategy. In her role she also oversees the Company’s ESG (Environmental, Social & Governance) initiatives. Prior to joining Badger Meter, she served at Actuant Corporation (now Enerpac Tool Group), most recently as Director, Investor Relations & Communications.

Mr. Begale has served as Vice President - Engineering for more than five years.

Mr. Bergum has served as Vice President - General Counsel and Secretary for more than five years.

Mr. Gomez was elected Vice President – Flow Instrumentation and International Utility in March 2019. Mr. Gomez served as Vice President - Business Development and Flow Instrumentation from April 2017 to March 2019, Vice President - Flow Instrumentation from September 2014 to April 2017, and Vice President - Business Development from December 2010 to September 2014.

Ms. Jashinsky was elected Vice President - Human Resources in October 2016.  Prior to joining the Company, Ms. Jashinsky was Vice President of Human Resources at Gannett Company, Inc. from February 2015 to July 2016, Senior Vice President Human Resources at Fiserv, Inc. from March 2014 to February 2015, and Vice President - Global Corporate Human Resources at Johnson Controls, Inc. from May 2010 to February 2014.

Mr. Parisen was elected Vice President - Global Operations in June 2019.  He joined Badger Meter in August 2018 as Senior Director, Global Supply Chain.  Prior to joining Badger Meter, he was employed at Actuant Corporation (now Enerpac Tool Group) where he most recently held the position of Vice President - Global Operations for the Industrial and Energy segments.

Ms. Stoll has served as Vice President - Sales and Marketing for more than five years.

Mr. Weltzien was elected Vice President – Controller in March 2019.  Prior to joining the Company, Mr. Weltzien spent eight years with Actuant Corporation (now Enerpac Tool Group), holding various corporate and business unit financial leadership roles, most recently as Senior Director of Finance for its Hydratight business unit.

Foreign Operations and Export Sales

The Company sells its products through employees, resellers and representatives throughout the world.  Additionally, the Company has a sales, distribution and manufacturing facility in Neuffen, Germany; sales and customer service offices in Mexico, Singapore, China, United Arab Emirates and Slovakia; manufacturing facilities in Nogales, Mexico, Brno, Czech Republic and Bern, Switzerland; and a development facility in Luleå, Sweden.  The Company exports products from the United States that are manufactured in Milwaukee, Wisconsin; Racine, Wisconsin and Tulsa, Oklahoma.

Information about the Company's foreign operations and export sales is included in Note 9 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2019 Annual Report on Form 10-K.

Financial Information about Industry Segments

The Company operates in one industry segment as an innovator, manufacturer and marketer of products incorporating flow measurement, control and communication solutions.  Information about the Company's sales, operating earnings and assets is included in the Consolidated Financial Statements and in Note 9 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2019 Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Shareholders, potential investors and other readers are urged to consider the significant business risks described below in addition to the other information set forth or incorporated by reference in this 2019 Annual Report on Form 10-K, including the “Special Note Regarding Forward Looking Statements” at the front of this 2019 Annual Report on Form 10-K.  If any of the events contemplated by the following risks actually occur, our financial condition or results of operations could be materially adversely affected.  The following list of risk factors may not be exhaustive.  We operate in a continually changing business, economic and geopolitical environment, and new risk factors may emerge from time to time.  We can neither predict these new risk factors with certainty nor assess the precise impact, if any, on our business, or the extent to which any factor, or combination of factors, may adversely impact our results of operations.  While there is much uncertainty, we do analyze the risks we face, perform a probability assessment of their impacts and attempt to soften their potential impact when and if possible.

Competitive pressures in the marketplace could decrease our revenues and profits.

Competitive pressures in the marketplace for our products could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits.  We operate in an environment where competition varies from moderate to strong and a number of our competitors have greater financial resources.  Our competitors also include alliance partners that sell products that do or may compete with our products.  The principal elements of competition for our most significant product applications, residential and commercial water meters for the municipal water utility market (with various radio technology systems), are price, product technology, quality and service.  The competitive environment is also affected by the movement toward radio technologies and away from manually read meters, the demand for replacement units and, to some extent, such things as global economic conditions, the timing and size of governmental programs such as stimulus fund programs, the ability of municipal water utility customers to authorize and finance purchases of our products, our ability to obtain financing, housing starts in the United States, and overall economic activity.  For our flow instrumentation products, the competitive environment is affected by the general economic health of various industrial sectors particularly in the United States and Europe.

The inability to develop technologically advanced products could harm our future success.

We believe that our future success depends, in part, on our ability to develop technologically advanced products that meet or exceed appropriate industry standards.  Although we believe that we currently have a competitive advantage in this area, maintaining such advantage will require continued investment in research and development, sales, marketing and manufacturing capabilities.  There can be no assurance that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to maintain such competitive advantage.  If we are unable to maintain our competitive advantage, our future financial performance may be adversely affected.  We are not currently aware of any emerging standards, technologies or new products that could render our existing products obsolete in the near term.  The municipal water industry is continuing to see the adoption of static water meters.  Static water metering has lower barriers to entry that could affect the competitive landscape in North America.  We believe we have a competitive product, if the adoption rate for static meters were to accelerate, we believe competitors lack brand recognition and product breadth and do not have extensive water utility channel distribution to effectively reach the more than 50,000 water utilities in the United States.

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

As a supplier of products and software, the majority of which are to water utilities, we may be adversely affected by global economic conditions, delays in governmental programs created to stimulate the economy, and the impact of government budget cuts or partial shutdowns of governmental operations that affect our customers, including independent distributors, large city utilities, public and private water companies and numerous smaller municipal water utilities.  These customers may delay capital projects, including non-critical maintenance and upgrades, or may not have the ability to authorize and finance purchases during economic downturns or instability in world markets.  We also sell products for other applications to reduce our dependency on the municipal water market.  A significant downturn in this market could cause a material adverse impact on sales and operating results.  Therefore, a downturn in general economic conditions, as well as in the municipal water market, and delays in the timing or amounts of possible economic stimulus fund programs, government budget cuts or partial shutdowns of governmental operations, or the availability of funds to municipalities could result in a reduction in demand for our products and services and could harm the business.

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

In June 2016, voters in the United Kingdom approved the United Kingdom’s exit from the European Union (“Brexit”), and on January 31, 2020, the United Kingdom withdrew from the European Union. There is now a transition period during which businesses and others prepare for the new post-Brexit rules to take effect on January 1, 2021. The ongoing negotiations of the future trading relationship between the United Kingdom and the European Union during the transition period have yet to provide clarity on what the outcome will be for the United Kingdom or Europe. As a result, Brexit continues to be the source of significant economic uncertainty in the United Kingdom and in Europe, the Middle East, and Asia, which may negatively impact our business results in those regions. In addition, changes related to Brexit could result in disruptions to trade and free movement of goods, services and people to and from the United Kingdom, increased foreign exchange volatility with respect to the British pound and additional legal, political and economic uncertainty, all of which could potentially disrupt the markets we serve, the tax jurisdictions in which we operate, adversely change tax benefits or liabilities in these or other jurisdictions and may cause us to lose customers, suppliers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects could adversely affect our business and results of operations.

Climate change, unusual weather and other natural phenomena could adversely affect our business.

Climate changes and weather conditions may affect, or cause volatility in, our financial results.  Drought conditions could drive higher demand for smart water solutions that advance conservation efforts in residential and commercial applications.  Our sales also may be adversely affected by unusual weather, weather patterns or other natural phenomena that could have an impact on the timing of orders in given periods, depending on the particular mix of customers being served by us at the time. The unpredictable nature of weather conditions and climate change therefore may result in volatility for certain portions of our business, as well as the operations of certain of our customers and suppliers.

Geopolitical crisis, including terrorism or pandemics, could adversely affect our business.

Our operations are susceptible to global events, including acts or threats of war or terrorism, international conflicts, political instability, and widespread outbreak of an illness or other health issue. The occurrence of any of these events could have an adverse effect on our business results and financial condition.

Failure to manufacture quality products could have a material adverse effect on our business.

If we fail to maintain and enforce quality control and testing procedures, our products will not meet required performance standards.  Product quality and performance are a priority for us since our products are used in various applications where precise control of fluids is essential.  Although we believe our products are perceived as high quality, any future production and/or sale of substandard products could seriously harm our reputation, resulting in both a loss of current customers to competitors and damage to our ability to attract new customers.  In addition, if any of our products prove to be defective, we may be required to participate in a recall involving such products or incur warranty related expenses.  A successful claim brought against us with respect to a defective product in excess of available insurance coverage, if any, or a requirement to participate in a major product recall, could have a material adverse effect on our business, results of operations or financial condition.

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

We sell and install software products, including some that are provided in “the cloud,” that may contain unexpected design defects or may encounter unexpected complications during installation or when used with other technologies utilized by the customer.  A failure of our technology products to operate as intended and in a seamless fashion with other products or a failure or breach of a cloud network could materially and adversely affect our results of operations, financial position and cash flows.

Our expanded role as a prime contractor brings certain risks that could have a material adverse effect to our business.

The Company periodically assumes the role of prime contractor for providing complete technology systems, installation and project management to governmental entities, which brings with it added risks, including but not limited to, our responsibility for managing subcontractor performance and project timelines and the potential for expanded warranty and performance obligations.  While we have managed a number of these types of arrangements, it is possible to encounter a situation where we may not be able to perform to the expectations of the governmental entity, and thus incur additional costs that could affect our profitability or harm our reputation.

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

Violations or alleged violations of laws that impose requirements for the conduct of the Company’s overseas operations, including the Foreign Corrupt Practices Act (FCPA) or other anti-corruption laws, trade sanctions and sanctioned parties restrictions could adversely affect our business.

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

The principal facilities utilized by the Company at December 31, 2019 are listed below.  The Company owns all such facilities except as noted.  The Company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

		Approximate area
Location	Principal use	(square feet)
Los Gatos, California, USA	Software development	3,600	(1)
Centennial, Colorado, USA	Distribution	12,000
Nashville, Tennessee, USA	Distribution	8,400	(2)
West Sacramento, California, USA	Distribution	11,400	(3)
San Marcos, Texas, USA	Distribution	14,800	(4)
Tulsa, Oklahoma, USA	Manufacturing	59,500
Milwaukee, Wisconsin, USA	Manufacturing and offices	324,200
Racine, Wisconsin, USA	Manufacturing and offices	134,300	(5)
Brno, Czech Republic	Manufacturing	27,800
Neuffen, Germany	Manufacturing and offices	24,700
Nogales, Mexico	Manufacturing	181,300
Luleå, Sweden	Electronic development	7,000	(6)
Bern, Switzerland	Manufacturing	16,800	(7)

(1)	Leased facility. Lease term expires November 30, 2021.
(2)	Leased facility. Lease term expires June 30, 2022.
(3)	Leased facility. Lease term expires October 31, 2024.
(4)	Leased facility. Lease term expires November 30, 2021.
(5)	Leased facility. Lease term expires December 31, 2025.
(6)	Leased facility. Lease term expires June 30, 2025.
(7)	Building is owned, but land is leased from the government, as required. Lease term expires October 18, 2021.
ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, the Company is named in legal proceedings from time to time.  There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations.  Information about the Company's compliance with environmental regulations is included in Part I, Item 1 of this 2019 Annual Report on Form 10-K under the heading “Environmental Protection.”

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the New York Stock Exchange (NYSE Trading Symbol: BMI).  At February 3, 2020, there were approximately 788 holders of the Company’s Common Stock. Other information required by this Item is set forth in Note 2 “Common Stock” and Note 10 “Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2019 Annual Report on Form 10-K.

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

The following graph compares on a cumulative basis the yearly percentage change since January 1, 2015 in (a) the total shareholder return on the Company’s Common Stock with (b) the total return on the Russell 2000® Index, and (c) the total return of the peer group made up of 14 companies, including the Company, in similar industries and with similar market capitalization.  The Russell 2000® Index is a trademark of the Frank Russell Company, and is used herein for comparative purposes in accordance with Securities and Exchange Commission regulations.

The graph assumes $100 invested on December 31, 2014.  It further assumes the reinvestment of dividends.  The returns of each component company in the peer groups have been weighted based on such company's relative market capitalization.

December 31		2014	2015	2016	2017	2018	2019
Badger Meter, Inc.	Return %		0.03%	27.71%	30.94%	4.10%	33.45%
	Cumulative $	$100.00	$100.03	$127.75	$167.28	$174.14	$232.39
Russell 2000 Index	Return %		-4.41%	21.31%	14.65%	-11.01%	25.52%
	Cumulative $	$100.00	$95.59	$115.95	$132.94	$118.30	$148.49
Peer Group	Return %		-7.30%	33.10%	20.10%	-20.18%	34.49%
	Cumulative $	$100.00	$92.70	$123.38	$148.19	$118.28	$159.07

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

In February 2017, the Board of Directors authorized the repurchase of up to 400,000 shares of the Company’s Common Stock through February 2020.  The following table provides information about the Company's purchases during the quarter ended December 31, 2019 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
October 1, 2019 - October 31, 2019	—	$—	267,221	132,779
November 1, 2019 - November 30, 2019	—	—	267,221	132,779
December 1, 2019 - December 31, 2019	29,297	63.09	296,518	103,482
Total as of December 31, 2019	29,297		296,518	103,482

On February 14, 2020, the Board of Directors approved a new share repurchase authorization of up to 400,000 shares of the Company’s Common Stock through February 2023.

ITEM 6.	SELECTED FINANCIAL DATA

BADGER METER, INC.

	Years ended December 31,
(In thousands except per share data)	2019		2018	2017	2016	2015	2014	2013	2012	2011	2010
Operating results
Net sales		$424,625	433,732	402,440	393,761	377,698	364,768	334,122	319,660	262,915	276,634
Research and development		$11,930	11,095	10,596	10,597	10,645	9,496	10,504	9,567	8,086	7,164
Earnings before income taxes		$61,607	35,852	54,833	49,844	41,152	44,912	38,009	43,471	27,349	44,438
Net earnings		$47,177	27,790	34,571	32,295	25,938	29,678	24,617	28,032	19,161	28,662
Net earnings to sales		11.1%	6.4%	8.6%	8.2%	6.9%	8.1%	7.4%	8.8%	7.3%	10.4%
Per Common share (1)
Basic earnings per share		$1.63	0.96	1.20	1.12	0.90	1.04	0.86	0.98	0.64	0.96
Diluted earnings per share		$1.61	0.95	1.19	1.11	0.90	1.03	0.85	0.98	0.64	0.96
Cash dividends declared: Common Stock		$0.64	0.56	0.49	0.43	0.39	0.37	0.35	0.33	0.30	0.26
Price range - high		$66.64	57.12	52.10	39.36	32.94	30.46	28.18	24.30	22.74	22.75
Price range - low		$47.59	41.00	34.40	26.40	25.82	23.24	20.94	14.65	13.43	16.29
Closing price		$64.93	49.21	47.80	36.95	29.30	29.68	27.25	23.71	14.72	22.11
Book value *		$11.37	10.42	9.53	8.80	8.00	7.41	6.82	5.98	5.93	5.60
Shares outstanding at year- end (1)
Common Stock		29,119	29,119	29,119	29,119	29,050	28,922	28,824	28,628	30,246	30,096
Financial position
Primary working capital *		$111,790	124,635	114,781	119,169	116,084	109,682	92,518	91,030	79,239	77,586
Primary working capital as a percent of net sales *		26.4%	28.7%	28.5%	30.3%	30.7%	30.1%	27.7%	28.5%	30.1%	28.0%
Net cash provided by operations		$80,714	60,350	49,751	56,185	35,831	35,735	34,818	34,802	31,317	18,396
Capital expenditures		$7,496	8,643	15,069	10,596	19,766	12,332	14,311	8,202	5,336	9,238
Total assets		$421,893	392,691	391,727	349,699	355,480	341,158	316,058	290,453	218,910	215,864
Short-term and current portion of long-term debt		$4,480	18,060	44,550	37,950	71,360	75,927	70,045	66,730	1,790	12,878
Long-term debt	$	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Shareholders' equity		$331,068	303,503	277,452	256,209	232,275	214,331	196,563	171,247	179,281	168,383
Debt as a percent of total debt and equity *		1.3%	5.6%	13.8%	12.9%	23.5%	26.2%	26.3%	28.0%	1.0%	7.1%
Return on shareholders' equity *		14.2%	9.2%	12.5%	12.6%	11.2%	13.8%	12.5%	16.4%	10.7%	17.0%
Price/earnings ratio *		40.3	51.8	40.2	33.3	32.6	28.8	32.1	24.3	23.2	23.2

(1)	All per share amounts and number of shares outstanding have been restated to reflect the 2016 2-for-1 stock split for the periods presented.
*	Description of calculations as of the applicable year end:

Book value per share equals total shareholders' equity at year-end divided by the number of common shares outstanding.

Primary working capital equals receivables plus inventories minus payables.

Primary working capital as a percent of net sales equals receivables plus inventories minus payables, divided by net sales.

Debt as a percent of total debt and equity equals total debt (the sum of short-term debt, current portion of long-term debt and long-term debt) divided by the sum of total debt and total shareholders' equity at year-end.

Return on shareholders' equity equals net earnings divided by total shareholders' equity at year-end.

Price/earnings ratio equals the year-end closing stock price for common stock divided by diluted earnings per share.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION AND OVERVIEW

Badger Meter is an innovator in flow measurement, control and related communication solutions, serving water utilities, municipalities, and commercial and industrial customers worldwide.  The Company’s products measure water, oil, chemicals and other fluids, and are known for accuracy, long-lasting durability and for providing valuable and timely measurement data through various methods.  The Company’s product lines fall into two categories: sales of water meters, radios and related technologies to municipal water utilities (municipal water) and sales of meters, valves and other products for industrial applications in water, wastewater, and other industries (flow instrumentation).  The Company estimates that nearly 90% of its products are used in water related applications.

Municipal water, the largest sales category, is comprised of either mechanical or static (ultrasonic) water meters along with the related radio and software technologies and services used by municipal water utilities as the basis for generating their water and wastewater revenues.  The largest geographic market for the Company’s municipal water products is North America, primarily the United States, because most of the Company's meters are designed and manufactured to conform to standards promulgated by the American Water Works Association.  The majority of water meters sold by the Company continue to be mechanical in nature; however, ultrasonic meters are an increasing portion of the water meters sold by the Company and in the industry due to a variety of factors, including their ability to maintain a high level of measurement accuracy over their useful life. Providing ultrasonic water meter technology, combined with advanced radio technology, provides the Company with the opportunity to sell into other geographical markets, for example the Middle East and Europe.

The flow instrumentation product line includes meters and valves sold worldwide to measure and control fluids going through a pipe or pipeline including water, air, steam, oil, and other liquids and gases.  These products are used in a variety of industries and applications, with the Company’s primary market focus being water/wastewater; heating, ventilating and air conditioning (HVAC); oil and gas, and chemical and petrochemical.  Flow instrumentation products are generally sold to original equipment manufacturers as the primary flow measurement device within a product or system, as well as through manufacturers’ representatives.

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

Water meter replacement and the adoption and deployment of new technology comprise the majority of water meter product sales, including radio products.  To a much lesser extent, housing starts also contribute to the new product sales base.  Over the last decade, there has been a growing trend in the conversion from manually read water meters to meters with radio technology.  This conversion rate is accelerating, with the Company estimating that approximately just over 60% of water meters installed in the United States have been converted to a radio solution technology.

The Company’s net sales and corresponding net earnings depend on unit volume and product mix, with the Company generally earning higher average selling prices and margins on meters equipped with radio technology, and higher margins on ultrasonic compared to mechanical meters.  The Company’s proprietary radio products (i.e. ORION), which comprise the majority of its radio sales, generally result in higher margins than remarketed, non-proprietary technology products.  The Company also sells registers and endpoints separately to customers who wish to upgrade their existing meters in the field.

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

Business Trends

Across the globe, increasing regulations and a focus on sustainability are driving companies and utilities to better manage critical resources like water, monitor their use of hazardous materials and reduce exhaust gases.  Some customers measure fluids to identify leaks and/or misappropriation for cost control or add measurement points to help automate manufacturing.  Other customers employ measurement to comply with government mandates and laws.  The Company provides flow measurement technology to measure water, oil, chemicals and other fluids, gases and steams.  This technology is critical to provide baseline usage data and to quantify reductions as customers attempt to reduce consumption.  For example, once water usage metrics are better understood, a strategy for water-use reduction can be developed with specific water-reduction initiatives targeted to those areas where it is most viable.  With the Company’s technology, customers have found costly leaks, pinpointed equipment in need of repair, and identified areas for process improvements.

Increasingly, customers in the municipal water market are interested in more frequent and diverse data collection and the use of water metering analytics to evaluate water use.  Specifically, AMI technology enables water utilities to capture readings from each meter at more frequent and variable intervals.  There are more than 50,000 water utilities in the United States and the Company estimates that approximately 60% of them have converted to a radio solution.  The Company believes it is well positioned to meet this continuing conversion trend with its comprehensive radio and software solutions.

In addition, certain water utilities are converting from mechanical to static meters.  Ultrasonic water metering maintains a high level of measurement accuracy over the life of the meter, reducing a utility’s non-revenue water.  The Company has a decade of proven reliability in the market with its ultrasonic meters and is on a path to launching its next generation of ultrasonic metering with its D-Flow technology, which the Company believes increases its competitive differentiation.  While the introduction of ultrasonic technology into North America may increase competition, it also opens up further geographic penetration opportunities for the Company as previously described.

Finally, the concept of “Smart Cities” is beginning to take hold as one avenue to affect efficient city operations, conserve resources and improve service and delivery.  Smart water solutions (“Smart Water”) are those that provide actionable information through data analytics from an interconnected and interoperable network of sensors and devices that help people and organizations efficiently use and conserve one of the world’s most precious resources.  Badger Meter is well positioned to benefit from the advancement of Smart Water applications within the Smart Cities framework.  Cities have a keen interest in Smart Water as it provides both a revenue base and conservation outcome.  Badger Meter is one of approximately a dozen firms, and the only water metering company, that participates in the AT&T Smart City Alliance. By leveraging this alliance, the Company has been able to gain access and sell its broad smart water solutions to higher level decision makers within a city such as the mayor’s office.  In addition, it allows Badger Meter to keep abreast of emerging cellular technology changes which the Company believes is the premier infrastructure-free AMI solution.

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

The purchase price was approximately $23.2 million in cash, plus a small working capital adjustment.  The purchase price included $2.0 million in payments that were made in 2018, $2.0 million in payments that were made in 2019 and $1.0 million in payments that are anticipated to be made in 2020 and are recorded in payables on the Consolidated Balance Sheets at December 31, 2019.  As of March 31, 2018, the Company completed its analysis for estimating the fair value of the assets acquired and liabilities assumed with no additional adjustments.  This acquisition is further described in Note 3 “Acquisitions” in the Notes to Consolidated Financial Statements.

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

The Company also seeks opportunities for additional revenue enhancement.  For instance, the Company has made inroads into the Middle East market with its ultrasonic meter technology and is pursuing other geographic expansion opportunities.  Additionally, the Company is periodically asked to oversee and perform field installation of its products for certain customers.  In these cases, the Company assumes the role of general contractor and either performs the installation or hires installation subcontractors and supervises their work.

RESULTS OF OPERATIONS

Net Sales

Net sales in 2019 decreased $9.1 million, or -2%, to $424.6 million from $433.7 million in 2018.  Sales into the municipal water market were $330.7 million, a decrease of 1% compared to the prior year’s $334.7 million, while sales into the flow instrumentation end markets were $93.9 million, a 5% decrease from 2018 sales of $99.0 million.  Municipal water sales benefitted from higher sales of smart water solutions in North America where sales increased 1% year-over-year, however, sales into international markets, primarily the Middle East, declined significantly as a $5.5 million sale from 2018 did not repeat.  While the Company continued to benefit from favorable market demand, it experienced a mid-year pause in certain order activity as a result of new product launches, most notably commercial ultrasonic meters and next generation cellular radio offerings.  Sales of products into the global flow instrumentation end markets declined due to sluggish global industrial activity across multiple end markets served.

Net sales in 2018 increased $31.3 million, or 8%, to $433.7 million from $402.4 million in 2017.  Sales into the municipal water market were $334.7 million, an increase of 9% over the prior year’s $306.9 million, while sales into the flow instrumentation end markets were $99.0 million, a 4% increase from 2017 sales of $95.9 million. Municipal water sales benefitted from higher volumes in both the residential and commercial markets in the U.S. as well as further penetration into international markets, primarily in the Middle East.  In addition to the higher volumes, the Company benefitted from favorable sales mix reflecting a higher percentage of meters with radios, ultrasonic metering technology and SaaS revenue associated with the data collection and software analytics deployed by certain water utility customers.  Sales of products into the global flow instrumentation end markets increased 4% benefitting from the overall solid global industrial landscape.  Sales were particularly strong into the water/wastewater and oil and gas markets, which have been a focus area for the Company.  This growth was partially offset by lower sales into de-emphasized end markets such as automotive.

Operating Earnings

Operating earnings in 2019 were $62.1 million or 14.6% of sales, compared to $56.9 million, or 13.1% of sales, in 2018.  Gross profit increased $1.2 million, despite lower sales volumes, and increased as a percent of sales from 37.4% in 2018 to 38.5% in 2019.  This was largely the result of improved utility sales mix attributed to selling more meters with radios, SaaS revenues, and favorable regional sales mix.  In addition, gross margins benefitted from positive price/cost dynamics due primarily to lower commodity costs in 2019, particularly brass.  Selling, engineering and administration (“SEA”) expenses declined $4.1 million year-over-year, which included $2.6 million of executive retirement charges incurred in the prior year which did not repeat.  The remaining decrease in SEA was associated with tighter discretionary spending controls that more than offset normal inflation for employee salaries and benefits as well as higher engineering expenses to support product innovation and development.

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

Other Pension and Postretirement Costs

Other pension and postretirement costs were $0.3 million in 2019 compared to $19.9 million in 2018 and $1.0 million in 2017.  The significant costs in 2018 were associated with the Company’s termination of its defined benefit pension plan. Following the pension termination charges taken in 2018, the pension termination was complete.

Interest Expense, Net

Net interest expense was $0.3 million in 2019 compared to $1.2 million in 2018 and $0.8 million in 2017.   The decrease from 2018 to 2019 was due to the repayment of US commercial paper borrowings using cash from operations.  The increase in 2018 from 2017 was due to higher interest rates.

Income Taxes

Income taxes as a percentage of earnings before income taxes were 23.4%, 22.5% and 37.0% for 2019, 2018 and 2017, respectively.  The decrease beginning in 2018 was due primarily to the lower U.S. Federal tax rate, which declined from 35% in 2017 to 21% in 2018 and 2019.

Earnings and Diluted Earnings per Share

For 2019, the increase in operating earnings and lower interest expense, along with the non-recurring pension termination charges in 2018, resulted in net earnings of $47.2 million in 2019 compared to $27.8 million in 2018.  On a diluted basis, earnings per share were $1.61 in 2019 compared to $0.95 in 2018.

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

Primary Working Capital

We use primary working capital (PWC) as a percentage of sales as a key metric for working capital efficiency. We define this metric as the sum of receivables and inventories less payables, divided by annual net sales. The following table shows the components of our PWC (in millions):

	12/31/2019		12/31/2018
	$	PWC%	$	PWC%
Receivables	$61,365	14.5%	$66,300	15.3%
Inventories	81,948	19.3%	80,804	18.6%
Payables	(31,523)	-7.4%	(22,469)	-5.2%
Primary Working Capital	$111,790	26.4%	$124,635	28.7%

Overall PWC decreased $12.8 million as the Company undertook several working capital improvement actions during the year.  Receivables at December 31, 2019 were $61.4 million compared to $66.3 million at the end of 2018.  The decrease was due to robust collection efforts and active monitoring processes instituted during the year.  The Company believes its receivables balance is fully collectible.  Inventories at December 31, 2019 were $81.9 million, a modest increase from $80.8 million at December 31, 2018, primarily to support the backlog of orders and new product launches.  Payables at December 31, 2019 were $31.5 million, up from $22.5 million at the end of 2018 due to the negotiation of advantageous payment terms with suppliers.

Cash Provided by Operations

Cash provided by operations in 2019 was $80.7 million compared to $60.4 million in 2018.  The increase from 2018 was driven primarily by improved working capital management as well as higher operating earnings (excluding the non-cash pension termination settlement charges).  Operating cash flow was more than adequate to fund capital expenditures of $7.5 million along with dividends of $18.6 million and $5.2 million in share repurchases to offset equity compensation dilution.  The remaining cash flow was used to reduce short term borrowings and add to cash balances.

Cash provided by operations in 2018 was $60.4 million compared to $49.8 million in 2017.  The increase from 2017 was driven primarily by higher operating earnings (excluding the non-cash pension termination settlement charges), partially offset by higher primary working capital.  The cash flow was more than adequate to fund capital expenditures of $8.6 million along with dividends of $16.3 million and $10.0 million of acquisitions.  The remaining cash flow was used to reduce short term borrowings

Capital expenditures were $7.5 million, $8.6 million and $15.1 million in fiscal 2019, 2018 and 2017, respectively.  Capital expenditures for fiscal 2020 are expected to be in the $10-12 million range, but could vary depending on timing of R&D projects, growth opportunities and the amount of assets purchased.

Short-term debt decreased to $4.5 million at December 31, 2019 from $18.1 million at December 31, 2018 due to the strong cash flow from operations, partially offset by the payment of dividends.    At the end of 2019, the Company is in a net cash (short-term debt less cash) position of $44.4 million.

The Company’s financial condition remains strong. In June 2018, the Company amended its May 2012 credit agreement with its primary lender and extended its term until September 2021. The credit agreement includes a $125.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit.  While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of December 31, 2019. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products.  The Company had $128.3 million of unused credit lines available at December 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements at December 31, 2019.

CONTRACTUAL OBLIGATIONS

The following table includes the Company's significant contractual obligations as of December 31, 2019.  There are no material undisclosed guarantees.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Short-term debt	$4,480	$4,480	$—	$—	$—
Operating leases (undiscounted)	9,810	2,840	3,577	2,450	943
Total contractual obligations	$14,290	$7,320	$3,577	$2,450	$943

Other than items included in the preceding table, as of December 31, 2019, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days.  The Company also has long-term obligations related to its postretirement plans which are discussed in detail in Note 7 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2019 Annual Report on Form 10-K.  Postretirement medical claims are paid by the Company as they are submitted, and they are anticipated to be $0.4 million in 2020 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's accounting policies are more fully described in Note 1 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2019 Annual Report on Form 10-K.  As discussed in Note 1, the preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company's more significant estimates relate primarily to the following judgmental reserves:  allowance for doubtful accounts, reserve for obsolete inventories, and warranty and after-sale costs reserve.  Each of these reserves is evaluated quarterly and is reviewed with the Company's internal Disclosure Committee and the Audit and Compliance Committee of the Board of Directors.  The basis for the reserve amounts is determined by analyzing the anticipated exposure for each account, and then selecting the most likely amount based upon historical experience and various other considerations that are believed to be reasonable under the circumstances.  These methods have been used for all years in the presented financials and have been used consistently throughout each year.  Actual results may differ from these estimates if actual experiences vary from the Company's assumptions.

The criteria used for calculating each of the reserve amounts vary by type of reserve.  For the allowance for doubtful accounts reserve, significant past due balances are individually reviewed for collectability, while the balance of accounts is reviewed in conjunction with applying historical write-off ratios.  The calculation for the obsolete and excess inventories reserve is determined by analyzing the relationship between the age and quantity of items on hand versus estimated usage to determine if excess quantities exist.  The calculation for warranty and after-sale costs reserve uses criteria that include known potential problems on past sales as well as historical claim experience and current warranty trends.  The changes in the balances of these reserves at December 31, 2019 compared to the prior year were due to normal business conditions and are not deemed to be significant.  While the Company continually strives to improve its estimates, no significant changes in the underlying processes are expected for 2020.

The Company also uses estimates in three other significant areas: (i) stock-based compensation, (ii) income taxes, and (iii) evaluating goodwill, at least annually, for impairment.

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

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period.  On a quarterly basis, the actual effective tax rate is adjusted as appropriate based upon the actual results compared to those forecasted at the beginning of the fiscal year.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The reserve for uncertain income tax positions is a matter of judgment based on an evaluation of the individual facts and circumstances of each tax position in light of all available evidence, including historic data and current trends.  A tax benefit is recognized when it is “more likely than not” to be sustained based solely on the technical merits of each tax position.  The Company evaluates and updates all of these assumptions quarterly.

Goodwill impairment, if any, is determined by comparing the fair value of the reporting unit with its carrying value and is reviewed at least annually.  Actual results may differ from these estimates.

OTHER MATTERS

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2019, 2018 and 2017 were not material.

See the “Special Note Regarding Forward Looking Statements” at the front of this Annual Report on Form 10-K and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of risks and uncertainties that could impact the Company's financial performance and results of operations.

MARKET RISKS

In the ordinary course of business, the Company is exposed to various market risks.  The Company operates in an environment where competition varies from moderate to strong.  The Company believes it currently provides the leading technology in water meters and radio systems for water utilities.  A number of the Company's competitors in certain markets have greater financial resources.  Competitors also include alliance partners that sell products that do or may compete with our products.  As the global water metering market begins to shift to adopt static metering technology, the number of competitors may increase.  We believe new static metering market entrants lack brand recognition and product breadth and do not have the appropriate utility sales channels to meaningfully compete in the North American market.  In addition, the market's level of acceptance of the Company's newer product offerings, including the BEACON AMA system, may have a significant effect on the Company's results of operations.  As a result of significant research and development activities, the Company enjoys favorable patent positions for several of its products.

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

The Company's foreign currency risk relates to the sales of products to foreign customers and purchases of material from foreign vendors.  The Company uses lines of credit with U.S. and European banks to offset currency exposure related to European receivables and other monetary assets.  As of December 31, 2019 and 2018, the Company's foreign currency net monetary assets were partially offset by comparable debt resulting in no material exposure to the results of operations.  The Company believes the effect of a change in foreign currency rates will not have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

The Company typically does not hold or issue derivative instruments and has a policy specifically prohibiting the use of such instruments for trading purposes.

The Company's short-term debt on December 31, 2019 was floating rate debt with market values approximating carrying value.  Future annual interest costs for short-term debt fluctuate based upon short-term interest rates.  For the short-term debt balance as of December 31, 2019, the effect of a 1% change in interest rates is less than $0.1 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is set forth in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in this 2019 Annual Report on Form 10-K.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on this assessment, the Company's management believes that, as of December 31, 2019, the Company's internal control over financial reporting was effective based on those criteria.

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

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Badger Meter, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Badger Meter, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Badger Meter, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 21, 2020, expressed an unqualified opinion thereon.

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

February 21, 2020

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Badger Meter, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Badger Meter, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Warranty and After-Sale Costs Reserve
Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company estimates and records provisions for warranties and other after-sale costs.  Warranty provisions are recorded in the period of sale, using historical claims data revised for recent trending and expectations to estimate future warranty costs.  After-sale costs represent costs expected to be incurred related to activities outside the written warranty policy and are estimated by the Company based on the individual facts and circumstances. The Company’s accrued liability was $5.6 million as of December 31, 2019, representing its best estimate of the expected warranty and after-sale costs.

Auditing management's estimates for warranty and after-sale costs involved significant auditor judgment because the reserve for warranty and after-sale costs requires the Company to estimate future claims. The calculation to estimate future claims includes a number of inputs and assumptions, the most significant of which include the number and type of claims, an evaluation of warranty trends, consideration of product developments, and estimates of future costs to replace or repair specifically identified items.

How We Addressed the Matter in Our Audit

We evaluated the design and tested the operating effectiveness of internal controls over the Company's warranty and after-sale costs reserve process, including management's assessment of the assumptions and data underlying the projection of future warranty and after-sale costs.

Our substantive audit procedures included, among others, evaluating the significant assumptions discussed above and the accuracy and completeness of the underlying data used in management's warranty and after-sales costs reserve calculation. We evaluated the historical activity used to develop the lag calculation, including reviewing the data for any developing trends in the claims data, considered the impact of product developments on the calculation, and evaluated the cost build up for any specific reserve items, including procedures to support the completeness of the number and type of products impacted and the estimated future cost to repair or replace the products. We assessed the historical accuracy of management's estimates by comparing the warranty and after-sale costs reserve in prior years to the actual claims paid in the subsequent years. We assessed management’s methodology and tested the valuation of the warranty and after-sale costs reserve by developing an independent expectation for the reserve based on the historical amounts recorded as a percentage of sales and compared our expectation to the amount recorded by management. We evaluated the completeness of the reserve estimate for known warranty claims or product issues based on our review of after sales costs and through inquiries of operational and executive management and evaluated whether specific product issues were appropriately considered in the determination of the warranty and after-sale costs reserve.

/s/ Ernst & Young LLP

We have served as Badger Meter, Inc.’s auditor since 1927.

Milwaukee, Wisconsin

February 21, 2020

BADGER METER, INC.

Consolidated Balance Sheets

	December 31,
	2019	2018
	(Dollars in thousands)
Assets
Current assets:
Cash	$48,871	$13,086
Receivables	61,365	66,300
Inventories:
Finished goods	22,946	23,476
Work in process	17,728	17,097
Raw materials	41,274	40,231
Total inventories	81,948	80,804
Prepaid expenses and other current assets	7,910	4,469
Total current assets	200,094	164,659
Property, plant and equipment, at cost:
Land and improvements	9,056	9,066
Buildings and improvements	68,443	67,932
Machinery and equipment	132,326	136,724
	209,825	213,722
Less accumulated depreciation	(124,064)	(123,401)
Net property, plant and equipment	85,761	90,321
Intangible assets, at cost less accumulated amortization	48,163	55,418
Other assets	15,875	8,872
Deferred income taxes	742	2,163
Goodwill	71,258	71,258
Total assets	$421,893	$392,691
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$4,480	$18,060
Payables	31,523	22,469
Accrued compensation and employee benefits	12,754	13,768
Warranty and after-sale costs	5,583	4,206
Other current liabilities	2,907	1,512
Total current liabilities	57,247	60,015
Other long-term liabilities	22,980	13,972
Deferred income taxes	876	3,332
Accrued non-pension postretirement benefits	5,711	5,184
Other accrued employee benefits	4,011	6,685
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common Stock, $1 par; authorized 40,000,000 shares; issued 37,200,698 shares in 2019 and 37,198,298 shares in 2018	37,200	37,198
Capital in excess of par value	41,956	38,082
Reinvested earnings	285,879	257,313
Accumulated other comprehensive income	425	580
Less: Employee benefit stock	(154)	(306)
Treasury stock, at cost; 8,082,166 shares in 2019 and 8,079,727 shares in 2018	(34,238)	(29,364)
Total shareholders’ equity	331,068	303,503
Total liabilities and shareholders’ equity	$421,893	$392,691

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2019	2018	2017
	(In thousands except per share amounts)
Net sales	$424,625	$433,732	$402,440
Cost of sales	261,097	271,383	246,694
Gross margin	163,528	162,349	155,746
Selling, engineering and administration	101,380	105,480	99,151
Operating earnings	62,148	56,869	56,595
Interest expense, net	253	1,157	789
Other pension and postretirement costs	288	19,860	973
Earnings before income taxes	61,607	35,852	54,833
Provision for income taxes	14,430	8,062	20,262
Net earnings	$47,177	$27,790	$34,571
Earnings per share:
Basic	$1.63	$0.96	$1.20
Diluted	$1.61	$0.95	$1.19
Shares used in computation of earnings per share:
Basic	29,028	28,993	28,927
Impact of dilutive securities	192	196	184
Diluted	29,220	29,189	29,111

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net earnings	$47,177	$27,790	$34,571
Other comprehensive income :
Foreign currency translation adjustment	(58)	(484)	1,844
Pension and postretirement benefits, net of tax	(97)	13,657	(1,102)
Comprehensive income	$47,022	$40,963	$35,313

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Operating activities:
Net earnings	$47,177	$27,790	$34,571
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	11,569	11,354	12,056
Amortization	12,577	12,961	12,342
Deferred income taxes	(1,524)	(5,269)	(4,100)
Pension termination settlement charges	—	19,900	—
Contributions to pension plan	—	(2,860)	(825)
Noncurrent employee benefits	(40)	464	714
Stock-based compensation expense	1,214	4,174	1,725
Changes in:
Receivables	5,451	(7,999)	(967)
Inventories	(1,220)	4,859	(6,167)
Payables	11,642	(9,868)	5,141
Prepaid expenses and other current assets	(7,732)	(5,062)	(6,237)
Other liabilities	1,600	9,906	1,498
Total adjustments	33,537	32,560	15,180
Net cash provided by operations	80,714	60,350	49,751
Investing activities:
Property, plant and equipment additions	(7,496)	(8,643)	(15,069)
Acquisitions, net of cash acquired	—	(8,048)	(20,376)
Net cash used for investing activities	(7,496)	(16,691)	(35,445)
Financing activities:
Net (decrease) increase in short-term debt	(13,500)	(21,012)	6,376
Payment of contingent acquisition consideration	(2,555)	(2,034)	—
Dividends paid	(18,595)	(16,265)	(14,215)
Proceeds from exercise of stock options	1,961	1,443	1,215
Purchase of common stock for treasury stock	(5,207)	(4,795)	(4,402)
Issuance of treasury stock	187	523	600
Net cash used for financing activities	(37,709)	(42,140)	(10,426)
Effect of foreign exchange rates on cash	276	403	(54)
Increase in cash	35,785	1,922	3,826
Cash — beginning of year	13,086	11,164	7,338
Cash — end of year	$48,871	$13,086	$11,164
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$13,066	$12,503	$17,912
Interest	$268	$1,175	$867
Non cash transactions:
Settlement of Innovative Metering Systems payables prior to the acquisition	$—	$3,246	$—
Settlement of Carolina Meter & Supply payables prior to the acquisition	$—	$—	$4,176

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Shareholders’ Equity

	Years ended December 31,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Employee benefit stock	Treasury stock	Total
	(In thousands except per share amounts)
Balance, December 31, 2016	$37,122	$28,022	$223,876	$(11,635)	$(614)	$(20,562)	$256,209
Net earnings	—	—	34,571	—	—	—	34,571
Pension and postretirement benefits (net of $292 tax effect)	—	—	—	(1,102)	—	—	(1,102)
Foreign currency translation	—	—	—	1,844	—	—	1,844
Cash dividends of $0.49 per share	—	—	(14,223)	—	—	—	(14,223)
Stock options exercised	43	1,798	—	—	—	30	1,871
ESSOP transactions	—	205	—	—	154	—	359
Stock-based compensation	—	1,725	—	—	—	—	1,725
Purchase of common stock for treasury stock	—	—	—	—	—	(4,402)	(4,402)
Issuance of treasury stock (61 shares)	—	432	—	—	—	168	600
Balance, December 31, 2017	37,165	32,182	244,224	(10,893)	(460)	(24,766)	277,452
Net earnings	—	—	27,790	—	—	—	27,790
Pension and postretirement benefits (net of $5,127 tax effect)	—	—	—	13,657	—	—	13,657
Foreign currency translation	—	—	—	(484)	—	—	(484)
Cash dividends of $0.56 per share	—	—	(16,273)	—	—	—	(16,273)
ASU 2014-09 adoption impact	—	—	(128)	—	—	—	(128)
ASU 2018-02 adoption impact	—	—	1,700	(1,700)	—	—	—
Stock options exercised	33	1,410	—	—	—	68	1,511
ESSOP transactions	—	(78)	—	—	154	—	76
Stock-based compensation	—	4,174	—	—	—	—	4,174
Purchase of common stock for treasury stock	—	—	—	—	—	(4,795)	(4,795)
Issuance of treasury stock (40 shares)	—	394	—	—	—	129	523
Balance, December 31, 2018	37,198	38,082	257,313	580	(306)	(29,364)	303,503
Net earnings	—	—	47,177	—	—	—	47,177
Pension and postretirement benefits (net of $16 tax effect)	—	—	—	(97)	—	—	(97)
Foreign currency translation	—	—	—	(58)	—	—	(58)
Cash dividends of $0.64 per share	—	—	(18,611)	—	—	—	(18,611)
Stock options exercised	2	1,708	—	—	—	251	1,961
ESSOP transactions	—	401	—	—	152	—	553
Stock-based compensation	—	1,214	—	—	—	—	1,214
Purchase of common stock for treasury stock	—	—	—	—	—	(5,207)	(5,207)
Issuance of treasury stock (72 shares)	—	551	—	—	—	82	633
Balance, December 31, 2019	$37,200	$41,956	$285,879	$425	$(154)	$(34,238)	$331,068

*	Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes.

BADGER METER, INC.

Notes to Consolidated Financial Statements

Note 1    Summary of Significant Accounting Policies

Profile

Badger Meter is an innovator in flow measurement, control and related communication solutions, serving water utilities, municipalities and commercial and industrial customers worldwide.  The Company’s products measure water, oil, chemicals and other fluids, and are known for accuracy, long-lasting durability and for providing valuable and timely measurement data through various methods.  The Company’s product lines fall into two categories: sales of water meters, radios and related technologies to municipal water utilities (municipal water) and sales of meters, valves and other products for industrial applications in water, wastewater and other industries (flow instrumentation). The Company estimates that nearly 90% of its products are used in water and water related applications.

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

The flow instrumentation product line includes meters and valves sold worldwide to measure and control fluids going through a pipe or pipeline including water, air, steam, oil, and other liquids and gases.  These products are used in a variety of industries and applications, with the Company’s primary market focus being water/wastewater; heating, ventilating and air conditioning (HVAC); oil and gas; and chemical and petrochemical.  Flow instrumentation products are generally sold to original equipment manufacturers as the primary flow measurement device within a product or system, as well as through manufacturers’ representatives.

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

	Balance at beginning of year	Provision and reserve adjustments	Write-offs less recoveries	Balance at end of year
	(In thousands)
2019	$360	$(132)	$(4)	$224
2018	$387	$—	$(27)	$360
2017	$425	$285	$(323)	$387

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out method.  The Company estimates and records provisions for obsolete and excess inventories.  Changes to the Company's obsolete and excess inventories reserve are as follows:

	Balance at beginning of year	Net additions charged to earnings	Disposals	Balance at end of year
	(In thousands)
2019	$4,131	$2,663	$(1,354)	$5,440
2018	$3,881	$2,195	$(1,945)	$4,131
2017	$3,639	$1,295	$(1,053)	$3,881

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is provided over the estimated useful lives of the respective assets by the straight-line method.  The estimated useful lives of assets are: for land improvements, 15 years; for buildings and improvements, 10 to 39 years; and for machinery and equipment, 3 to 20 years.

Capitalized Software and Hardware

Capitalized internal use software and hardware included in other assets in the Consolidated Balance Sheets were $5.7 million and $5.2 million at December 31, 2019 and 2018, respectively.  These amounts are amortized on a straight-line basis over the estimated useful lives of the software and/or hardware, ranging from 1 to 5 years.  Amortization expense recognized for the years ending December 31, 2019, 2018 and 2017 was $3.1 million, $3.2 million and $2.8 million, respectively.

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

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 20 years.  The Company does not have any intangible assets deemed to have indefinite lives.  Amortization expense recognized for 2019 was $7.2 million compared to $7.5 million in 2018 and $6.8 million in 2017.  Amortization expense expected to be recognized is $7.0 million in 2020 and 2021, $5.9 million in 2022, $5.4 million in 2023, $5.3 million in 2024 and $17.6 million thereafter.  The carrying value and accumulated amortization by major class of intangible assets are as follows:

	December 31, 2019		December 31, 2018
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(In thousands)
Technologies	$47,608	$27,650	$47,647	$24,785
Intellectual property	10,000	1,333	10,000	833
Non-compete agreements	572	431	2,322	2,076
Licenses	650	509	650	492
Customer lists	8,023	3,234	8,023	2,623
Customer relationships	25,220	14,730	25,220	12,282
Trade names	9,203	5,226	9,595	4,948
Total intangibles	$101,276	$53,113	$103,457	$48,039

Goodwill

Goodwill is tested for impairment annually during the fourth fiscal quarter or more frequently if an event indicates that the goodwill might be impaired.  Potential impairment is identified by comparing the fair value of a reporting unit with its carrying value.  No adjustments were recorded to goodwill as a result of these tests during 2019, 2018 and 2017. Goodwill was $71.3 million at December 31, 2019 and 2018.

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

	Balance at beginning of year	Net additions charged to earnings	Costs incurred	Balance at end of year
	(In thousands)
2019	$4,206	$6,616	$(5,239)	$5,583
2018	$3,367	$3,274	$(2,435)	$4,206
2017	$2,779	$4,081	$(3,493)	$3,367

Research and Development

Research and development costs are charged to expense as incurred and amounted to $11.9 million in 2019, $11.1 million in 2018 and $10.6 million in 2017.

Healthcare

The Company estimates and records provisions for healthcare claims incurred but not reported, based on medical cost trend analysis, reviews of subsequent payments made and estimates of unbilled amounts.

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income at December 31, 2019 are as follows:

	Pension and postretirement benefits	Foreign currency	Total
	(In thousands)
Balance at beginning of period	$360	$220	$580
Other comprehensive loss before reclassifications	—	(58)	(58)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $16	(97)	—	(97)
Net current period other comprehensive loss, net	(97)	(58)	(155)
Accumulated other comprehensive income	$263	$162	$425

Details of reclassifications out of accumulated other comprehensive income during 2019 are as follows:

Amount reclassified from accumulated other comprehensive income (loss)
(In thousands)
Amortization of employee benefit plan items:
Actuarial gains and losses (1)	$(639)
Plan settlement (2)	526
Total before tax	(113)
Income tax impact	16
Amount reclassified out of accumulated other comprehensive income (loss)	$(97)

(1)	These accumulated other comprehensive loss components are included in the computation of benefit plan costs in Note 7 “Employee Benefit Plans.”
(2)	This accumulated other comprehensive income component resulted from an international pension plan settlement.

Components of accumulated other comprehensive (loss) income at December 31, 2018 are as follows:

	Pension and postretirement benefits	Foreign currency	Total
	(In thousands)
Balance at beginning of period	$(11,597)	$704	$(10,893)
Other comprehensive income (loss) before reclassifications	—	(484)	(484)
Amounts reclassified from accumulated other comprehensive income, net of tax of $(5.1 million)	13,657	—	13,657
Net current period other comprehensive income (loss), net	13,657	(484)	13,173
Cumulative impact of adopting ASU 2018-02	(1,700)	—	(1,700)
Accumulated other comprehensive income	$360	$220	$580

Details of reclassifications out of accumulated other comprehensive income (loss) during 2018 are as follows:

Amount reclassified from accumulated other comprehensive income
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

Fair Value Measurements of Financial Instruments

The carrying amounts of cash, receivables and payables in the financial statements approximate their fair values due to the short-term nature of these financial instruments.  Short-term debt is comprised of notes payable drawn against the Company's lines of credit.  Because of its short-term nature, the carrying amount of the short-term debt also approximates fair value.  Included in other assets are insurance policies on various individuals who were associated with the Company.  The carrying amounts of these insurance policies approximate their fair value.

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

New Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-14 “Compensation Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20),” which modifies the annual disclosure requirements for defined benefit pension and other postretirement benefit plans. This ASU, as modified, added and deleted specific disclosures in an effort to improve the usefulness for financial statement users while also reducing unnecessary costs for companies. The ASU is effective for annual periods beginning after December 15, 2020 with early adoption being permitted in any interim reporting period within the annual reporting period. The Company adopted ASU No. 2018-14 on December 31, 2019 and noted no significant changes.

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820),” which is designed to improve the effectiveness of disclosures related to fair value measurements. This ASU is effective for annual periods beginning after December 15, 2019 and early adoption is allowed in any interim reporting period within the annual reporting period. The Company adopted ASU No. 2018-13 on December 31, 2019 and noted no significant changes.

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

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326),” which amends the accounting for credit losses on purchased financial assets and available-for-sale debt securities with credit deterioration. This ASU requires the measurement of all expected credit losses for financial assets, including accounts receivables, held at the reporting date based upon current conditions, historical experience and reasonable forecasts. This ASU is effective for annual reporting periods beginning after December 15, 2019, and early adoption is allowed in any interim reporting period within the annual reporting period. The Company completed an analysis of ASU No. 2016-13 and concluded that the adoption of the standard effective January 1, 2020, will not have a significant impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842),” which requires lessees to record most leases on their balance sheets. Lessees initially recognize a lease liability (measured at the present value of the lease payments over the lease term) and a right-of-use asset (measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee's initial direct costs). Lessees can make an accounting policy election not to recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise. The standard includes the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. In July 2018, the FASB issued ASU No. 2018-11 “Targeted Improvements (Topic 842).” This ASU provides for an optional method of transition which allows companies to adopt the new leasing standard with a cumulative effect adjustment to reinvested earnings. The Company adopted the new leasing standard with the optional transition methodology as of January 1, 2019. For a complete discussion of the adoption of ASU No. 2016-02 and ASU No. 2018-11, see Note 12 “Leases” in the Notes to Consolidated Financial Statements.

Note 2    Common Stock

Common Stock

The authorized common stock of the Company as of December 31, 2019 consisted of 40,000,000 shares of common stock, $1 par value, of which 37,200,698 and 37,198,298 were issued and outstanding as of December 31, 2019 and 2018, respectively. The Company had a Common Share Purchase Rights plan that was in effect since February 15, 2008, but it expired on May 26, 2018 and the Board of Directors elected not to renew it.

Stock Options

Stock options to purchase 54,139 shares of the Company's Stock in 2019, 21,887 shares in 2018 and 55,223 shares in 2017 were not included in the computation of dilutive securities because their inclusion would have been anti-dilutive.

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

The total purchase consideration for the Carolina Meter assets was $6.3 million, which included $2.1 million in cash and settlement of $4.2 million of pre-existing Company receivables.  The Company's allocation of the purchase price included $0.6 million of receivables, $0.2 million of inventory, $3.3 million of intangibles and $2.2 million of goodwill.  The intangible assets acquired are primarily customer relationships with an estimated average useful life of 12 years.  The allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition.  As of December 31, 2018, the Company completed its analysis for estimating the fair value of the assets acquired with no additional adjustments.

On May 1, 2017, the Company acquired 100% of the outstanding common stock of D-Flow Technology AB (“D-Flow”) of Luleå, Sweden.  The D-Flow acquisition facilitates the continued advancement of the existing E-Series® ultrasonic product line while also adding a technology center for the Company.

The purchase price was approximately $23.2 million in cash, plus a small working capital adjustment.  The purchase price included $2.0 million in payments that were made in 2018, $2.0 million in payments that were made in 2019 and $1.0 million in payments that are anticipated to be made in 2020 and is recorded in payables on the Consolidated Balance Sheets at December 31, 2019.  The Company's allocation of the purchase price included approximately $0.3 million of receivables, $0.6 million of inventory, $0.2 million of property, plant and equipment, $10.9 million of intangibles and $16.1 million of goodwill.  The majority of the intangible assets acquired related to ultrasonic technology.  The Company also assumed $4.9 million of liabilities as part of the acquisition.  As of March 31, 2018, the Company completed its analysis for estimating the fair value of the assets acquired and liabilities assumed with no additional adjustments.

Note 4    Short-term Debt and Credit Lines

Short-term debt at December 31, 2019 and 2018 consisted of:

	2019	2018
	(In thousands)
Notes payable to banks	$4,480	$4,560
Commercial paper	—	13,500
Total short-term debt	$4,480	$18,060

Included in notes payable to banks at December 31, 2019 was $4.5 million outstanding under a 4.0 million Euro-based revolving loan facility that does not expire, and which bore interest at 1.50%.  Included in notes payable to banks at December 31, 2018 was $4.6 million outstanding under a 4.0 million Euro-based revolving loan facility that does not expire, and which bore interest at 1.14%.

In June 2018, the Company amended its May 2012 credit agreement with its primary lender and extended its term until September 2021. The credit agreement includes a $125.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit.  Borrowings of commercial paper bore interest at 3.11% in 2018.  Under the principal line of credit, the Company had $125.0 million of unused credit lines available out of the total of $128.3 million available short-term credit lines at December 31, 2019.  While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of December 31, 2019.

Note 5    Stock Compensation

As of December 31, 2019, the Company has an Omnibus Incentive Plan under which 1,400,000 shares are reserved for restricted stock and stock options grants for employees, as well as stock grants for directors.  The plan was originally approved in 2011 and replaced all prior stock-based plans except for shares and options previously issued under those plans.  As of December 31, 2019 and 2018, there were 502,839 shares and 548,653 shares, respectively, of the Company’s Common Stock available for grant under the 2011 Omnibus Incentive Plan.  The Company recognizes the cost of stock-based awards in net earnings for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. The following sections describe the three types of grants in more detail.

Stock Options

The Company estimates the fair value of its option awards using the Black-Scholes option-pricing formula, and records compensation expense for stock options ratably over the stock option grant’s vesting period.  Stock option compensation expense recognized by the Company for the year ended December 31, 2019 related to stock options was $0.3 million compared to $2.1 million in 2018 and $0.7 million in 2017.

The following table summarizes the transactions of the Company’s stock option plans for the three-year period ended December 31, 2019:

	Number of shares	Weighted- average exercise price
Options outstanding - December 31, 2016	384,258	$23.75
Options granted	55,223	$36.75
Options exercised	(53,198)	$22.83
Options forfeited	—	n/a
Options outstanding - December 31, 2017	386,283	$25.74
Options granted	43,778	$48.20
Options modified	80,642	$52.44
Options exercised	(53,161)	$21.47
Options canceled	(80,642)	$37.04
Options forfeited	—	n/a
Options outstanding - December 31, 2018	376,900	$28.95
Options granted	34,926	$59.44
Options exercised	(66,969)	$29.29
Options forfeited	(7,525)	$38.81
Options outstanding - December 31, 2019	337,332	$31.82
Price range $ 18.08 — $ 19.21
(weighted-average contractual life of 1.7 years)	102,900	$18.36
Price range $ 25.65 — $ 33.98
(weighted-average contractual life of 4.7 years)	121,093	$28.76
Price range $ 33.98 — $ 59.85
(weighted-average contractual life of 5.3 years)	113,339	$46.11
Options outstanding - December 31, 2019	337,332
Exercisable options —
December 31, 2017	239,043	$21.59
December 31, 2018	321,122	$27.16
December 31, 2019	271,252	$27.17

The following assumptions were used for valuing options granted in the years ended December 31:

	2019	2018
Per share fair value of options granted during the period	$18.20	$18.50
Risk-free interest rate	2.52%	2.59%
Dividend yield	0.97%	1.05%
Volatility factor	32.4%	43.2%
Weighted-average expected life in years	5.3	5.3

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

The following table summarizes the aggregate intrinsic value related to options exercised, outstanding and exercisable as of and for the years ended December 31:

	2019	2018
	(In thousands)
Exercised	$1,870	$1,590
Outstanding	$11,170	$8,390
Exercisable	$10,243	$7,722

As of December 31, 2019, the unrecognized compensation cost related to stock options was approximately $0.9 million, which will be recognized over a weighted average period of 2.5 years.

Director Stock Grant

Non-employee directors receive an annual award of $57,000 worth of restricted shares of the Company’s Common Stock under the shareholder-approved 2011 Omnibus Incentive Plan.  The Company values stock grants for directors at the closing price of the Company’s stock on the day the grant was awarded.  The Company records compensation expense for this plan ratably over the annual service period beginning May 1.  Director stock compensation expense recognized by the Company for the years ended December 31, 2019 was $0.3 million compared to $0.5 million in 2018 and 2017.  As of December 31, 2019, the unrecognized compensation cost related to the director stock award that is expected to be recognized over the remaining three months is estimated to be approximately $0.1 million.

Restricted Stock

The Company periodically issues nonvested shares of the Company's Common Stock to certain eligible employees.  The Company values restricted stock on the closing price of the Company's stock on the day the grant was awarded.  The Company records compensation expense for this plan ratably over the vesting periods.  Restricted stock compensation expense recognized by the Company for the year ended December 31, 2019 was $0.9 million compared to $2.1 million in 2018 and $1.1 million in 2017.

The fair value of nonvested shares is determined based on the market price of the shares on the grant date.

	Shares	Fair value per share
Nonvested at December 31, 2016	105,316	$29.41
Granted	50,519	$40.69
Vested	(40,762)	$27.18
Forfeited	(3,600)	$33.37
Nonvested at December 31, 2017	111,473	$35.21
Granted	32,268	$49.10
Modified	30,488	$52.47
Vested	(68,289)	$40.16
Canceled	(30,488)	$38.62
Forfeited	(2,650)	$36.83
Nonvested at December 31, 2018	72,802	$42.58
Granted	16,034	$59.42
Vested	(19,227)	$30.08
Forfeited	(5,129)	$41.31
Nonvested at December 31, 2019	64,480	$48.21

As of December 31, 2019, there was $1.7 million of unrecognized compensation cost related to nonvested restricted stock that is expected to be recognized over a weighted average period of 1.7 years.

Note 6    Commitments and Contingencies

Commitments

The Company makes commitments in the normal course of business. The Company rents equipment, vehicles and facilities under operating leases, some of which contain renewal options.  Total rental expense charged to operations under all operating leases was $3.4 million, $3.7 million and $3.6 million in 2019, 2018 and 2017, respectively. The Company’s lease commitments and future minimum lease payments are discussed in Note 12 “Leases.”

Contingencies

In the normal course of business, the Company is named in legal proceedings.  There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2019, 2018 and 2017 were not material.

The Company relies on single suppliers for most brass castings and certain resin and electronic subassemblies in several of its product lines.  The Company believes these items would be available from other sources, but that the loss of certain suppliers could result in a higher cost of materials, delivery delays, short-term increases in inventory and higher quality control costs in the short term.  The Company attempts to mitigate these risks by working closely with key suppliers, purchasing minimal amounts from alternative suppliers and by purchasing business interruption insurance where appropriate.

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

Amounts included in accumulated other comprehensive income (loss), net of tax, at December 31, 2019 that have not yet been recognized in net periodic benefit cost are as follows:

	Pension plans	Other postretirement benefits
	(In thousands)
Net actuarial loss (gain)	$28	$(289)

Amounts included in accumulated other comprehensive income (loss), net of tax, at December 31, 2019 expected to be recognized in net periodic benefit cost during the fiscal year ending December 31, 2020 are not expected to be material.

Qualified Pension Plan

The Company completed the termination of the non-contributory defined benefit pension plan in 2018 and therefore the tables below show no activity or actuarial assumptions for the year ended December 31, 2019.

The following table sets forth the components of net periodic pension cost for the years ended December 31, 2018 and 2017 based on a December 31 measurement date:

	2018	2017
	(In thousands)
Service cost - benefits earned during the year	$—	$2
Interest cost on projected benefit obligations	305	1,228
Expected return on plan assets	(835)	(1,596)
Amortization of net loss	262	525
Settlement expense	19,900	641
Net periodic pension cost	$19,632	$800

Actuarial assumptions used in the determination of the net periodic pension cost are:

	2018	2017
Discount rate	2.00%	3.90%
Expected long-term return on plan assets	3.00%	4.00%
Rate of compensation increase	n/a	n/a

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

The following table provides a reconciliation of benefit obligations, plan assets and funded status based on a December 31 measurement date:

2018
(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of plan year	$42,898
Service cost	—
Interest cost	305
Actuarial loss	(198)
Benefits paid	(43,005)
Projected benefit obligation at measurement date	$—

Change in plan assets:
Fair value of plan assets at beginning of plan year	$41,517
Actual return on plan assets	(1,375)
Company contribution	2,860
Benefits paid	(43,002)
Fair value of plan assets at measurement date	$—

Funded status of the plan:
Benefit obligation in excess of plan assets	$—
Benefit plan assets in excess of benefit obligation	—
Pension liability	$—

The fair value of the qualified pension plan assets was $0 at December 31, 2019 and 2018.

Supplemental Non-qualified Unfunded Plans

The Company also maintains supplemental non-qualified unfunded plans for certain officers and other key employees.  The expense for these plans was not material for 2019, 2018 or 2017.  The discount rate used to measure the net periodic pension cost was 2.86% for 2019, 2.16% for 2018 and 1.91% for 2017. The amount accrued was $0.5 million and $2.3 million as of December 31, 2019 and 2018, respectively.

Other Postretirement Benefits

The Company has a postretirement plan that provides medical benefits for certain U.S. retirees and eligible dependents hired prior to November 1, 2004.  The following table sets forth the components of net periodic postretirement benefit cost for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(In thousands)
Service cost, benefits attributed for service of active employees for the period	$103	$124	$121
Interest cost on the accumulated postretirement benefit obligation	210	189	195
Amortization of actuarial gain	(117)	(30)	(49)
Amortization of prior service credit	—	(13)	(25)
Net periodic postretirement benefit cost	$196	$270	$242

The discount rate used to measure the net periodic postretirement benefit cost was 4.33% for 2019, 3.65% for 2018 and 4.16% for 2017.  It is the Company's policy to fund healthcare benefits on a cash basis.  Because the plan is unfunded, there are no plan assets.  The following table provides a reconciliation of the projected benefit obligation at the Company's December 31 measurement date:

	2019	2018
	(In thousands)
Benefit obligation at beginning of year	$5,551	$6,073
Service cost	103	124
Interest cost	210	189
Actuarial gain	657	(511)
Plan participants' contributions	532	547
Benefits paid	(978)	(871)
Benefit obligation and funded status at end of year	$6,075	$5,551

The amounts recognized in the Consolidated Balance Sheets at December 31 are:

	2019	2018
	(In thousands)
Accrued compensation and employee benefits	$364	$367
Accrued non-pension postretirement benefits	5,711	5,184
Amounts recognized at December 31	$6,075	$5,551

The discount rate used to measure the accumulated postretirement benefit obligation was 3.19% for 2019 and 4.33% for 2018.  The Company's discount rate assumptions for its postretirement benefit plan are based on the average yield of a hypothetical high quality bond portfolio with maturities that approximately match the estimated cash flow needs of the plan.  Because the plan requires the Company to establish fixed Company contribution amounts for retiree healthcare benefits, future healthcare cost trends do not generally impact the Company's accruals or provisions.

Estimated future benefit payments of postretirement benefits, assuming increased cost sharing, expected to be paid in each of the next five years beginning with 2020 are $0.4 million through 2024, with an aggregate of $2.0 million for the five years thereafter.  These amounts can vary significantly from year to year because the cost sharing estimates can vary from actual expenses as the Company is self-insured.

Badger Meter Employee Savings and Stock Ownership Plan

The ESSOP includes a voluntary 401(k) savings plan that allows certain employees to defer up to 20% of their income on a pretax basis subject to limits on maximum amounts.  The Company matches 25% of each employee’s contribution, with the match percentage applying to a maximum of 7% of each employee's salary.  The match is paid using the Company's Common Stock released through the ESSOP loan payments.  For ESSOP shares purchased prior to 1993, compensation expense is recognized based on the original purchase price of the shares released and dividends on unreleased shares are charged to compensation expense.  For shares purchased in or after 1993, expense is based on the market value of the shares on the date released and dividends on unreleased shares are charged to compensation expense.  Compensation expense of $0.6 million in 2019 compared to $0.5 million that was recognized for the match in 2018 and 2017.

On December 31, 2010, the Company froze the qualified pension plan for its non-union participants and formed a new defined contribution feature within the ESSOP plan in which each employee received a similar benefit.  On December 31, 2011, the Company froze the qualified pension plan for its union participants and included them in the same defined contribution feature within the ESSOP.  Compensation expense under the defined contribution feature was $3.1 million in 2019 and $3.0 million in 2018.

Note 8    Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions.  Significant judgment is required in determining the worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

Details of earnings before income taxes are as follows:

	2019	2018	2017
	(In thousands)
Domestic	$62,639	$31,584	$52,745
Foreign	(1,032)	4,268	2,088
Total	$61,607	$35,852	$54,833

The provision (benefit) for income taxes is as follows:

	2019	2018	2017
	(In thousands)
Current:
Federal	$12,113	$9,223	$20,553
State	2,591	2,640	2,933
Foreign	1,250	1,468	876
Deferred:
Federal	(1,066)	(2,890)	(3,051)
State	417	(1,765)	(915)
Foreign	(875)	(614)	(134)
Total	$14,430	$8,062	$20,262

The provision for income tax differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate in each year due to the following items:

	2019	2018	2017
	(In thousands)
Provision at statutory rate	$12,938	$7,529	$19,192
State income taxes, net of federal tax benefit	2,080	717	1,292
Valuation allowance	515	—	564
Foreign - tax rate differential and other	70	159	29
Domestic production activities deduction	—	—	(721)
Federal tax credits	(609)	(742)	(542)
Compensation subject to section 162(m)	66	562	—
Stock based compensation	(253)	(384)	—
Tax rate difference on temporary adjustments	—	(460)	—
Other	(377)	681	448
Actual provision	$14,430	$8,062	$20,262

The components of deferred income taxes as of December 31 are as follows:

	2019	2018
	(In thousands)
Deferred tax assets:
Reserve for receivables and inventories	$2,108	$2,210
Accrued compensation	888	929
Payables	1,410	1,090
Non-pension postretirement benefits	1,505	1,110
Net operating loss and credit carryforwards	1,401	308
Accrued pension benefits	933	1,552
Accrued employee benefits	1,747	2,534
Deferred revenue	2,219	1,858
Operating lease liabilities	1,861	—
Other	497	—
Total gross deferred tax assets	14,569	11,591
Less: valuation allowance	(863)	(366)
Total net deferred tax assets	13,706	11,225
Deferred tax liabilities:
Depreciation	4,673	4,679
Amortization	6,158	7,146
Prepaids	529	517
Operating lease assets	1,850	—
Other	630	52
Total deferred tax liabilities	13,840	12,394
Net deferred tax liabilities	$(134)	$(1,169)

At December 31, 2019, the Company utilized all of the federal net operating losses. The Company’s remaining tax credit carryforward of $0.4 million relates to state specific tax credits that the Company expects to fully utilize in future tax periods.  During 2019, the Company recorded a valuation allowance of $0.5 million against a deferred tax asset related to a German net operating loss.

No provision for federal income taxes was made on the earnings of foreign subsidiaries that are considered indefinitely invested or that would be offset by foreign tax credits upon distribution. Such undistributed earnings at December 31, 2019 were $22.1 million of which $22.7 million was previously taxed in the U.S. under the transition tax provisions and other provisions of the Internal Revenue Code.

Changes in the Company's gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	2019	2018
	(In thousands)
Balance at beginning of year	$1,121	$998
Increases in unrecognized tax benefits as a result of positions taken during the prior year	88	127
Increases in unrecognized tax benefits as a result of positions taken during the current year	235	190
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(279)	(194)
Balance at end of year	$1,165	$1,121

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits during the fiscal year ending December 31, 2020. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2016, and, with few exceptions, state and local income tax examinations by tax authorities for years prior to 2015. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  Accrued interest was approximately $0.1 million at December 31, 2019 and 2018, respectively, and there were no penalties accrued in either year.

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

Information regarding revenues by geographic area is as follows:

	2019	2018	2017
	(In thousands)
Revenues:
United States	$369,163	$374,650	$355,768
Foreign:
Asia	9,111	9,081	9,133
Canada	13,568	11,893	10,407
Europe	15,784	20,147	15,718
Mexico	5,791	3,603	3,601
Middle East	7,868	11,318	4,904
Other	3,340	3,040	2,909
Total	$424,625	$433,732	$402,440

Information regarding assets by geographic area is as follows:

	2019	2018
	(In thousands)
Long-lived assets:
United States	$51,539	$54,904
Foreign:
Europe	14,768	15,247
Mexico	19,454	20,170
Total	$85,761	$90,321

	2019	2018
	(In thousands)
Total assets:
United States	$326,248	$293,943
Foreign:
Europe	72,296	74,707
Mexico	23,349	24,041
Total	$421,893	$392,691

Note 10    Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2019
Net sales	$104,881	$103,542	$108,646	$107,556
Gross margin	$40,457	$40,276	$41,670	$41,125
Net earnings	$10,824	$11,358	$12,721	$12,274
Earnings per share:
Basic	$0.37	$0.39	$0.44	$0.42
Diluted	$0.37	$0.39	$0.44	$0.42
Dividends declared	$0.15	$0.15	$0.17	$0.17
Stock price:
High	$61.57	$60.28	$60.52	$66.64
Low	$47.59	$51.56	$49.66	$50.67
Quarter-end close	$55.64	$59.69	$53.70	$64.93

2018
Net sales	$105,041	$113,648	$110,630	$104,413
Gross margin	$36,748	$41,504	$43,946	$40,151
Net earnings	$7,546	$6,154	$2,851	$11,239
Earnings per share:
Basic	$0.26	$0.21	$0.10	$0.39
Diluted	$0.26	$0.21	$0.10	$0.39
Dividends declared	$0.13	$0.13	$0.15	$0.15
Stock price:
High	$51.05	$47.25	$56.40	$57.12
Low	$45.45	$41.00	$50.75	$46.70
Quarter-end close	$47.15	$44.70	$52.95	$49.21

The Company's Common Stock is listed on the New York Stock Exchange under the symbol BMI.  Earnings per share are computed independently for each quarter.  As such, the annual per share amount may not equal the sum of the quarterly amounts due to rounding.  The Company currently anticipates continuing to pay cash dividends.  Shareholders of record as of December 31, 2019 and 2018 totaled 790 and 906, respectively.  Voting trusts and street name shareholders are counted as single shareholders for this purpose.

Note 11    Revenue Recognition

Revenue for sales of products and services is derived from contracts with customers.  The products and services promised in contracts include the sale of municipal water and flow instrumentation products, such as flow meters and radios, software access and other ancillary services.  Contracts generally state the terms of sale, including the description, quantity and price of each product or service.  Since the customer typically agrees to a stated rate and price in the contract that does not vary over the life of the contract, the majority of the Company's contracts do not contain variable consideration.  The Company establishes a provision for estimated warranty and returns as well as certain after sale costs as discussed in Note 1 “Summary of Significant Accounting Policies.”

In accordance with ASU No. 2016-10 “Revenue from Contracts with Customers” (“Topic 606”), the Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories meets the disclosure objective in Topic 606 which is to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.  Information regarding revenues disaggregated by geographic area is disclosed in Note 9 “Industry Segment and Geographic Areas.”

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	December 31,
(In thousands)	2019	2018
Revenue recognized over time	$16,146	$12,943
Revenue recognized at a point in time	408,479	420,789
Total	$424,625	$433,732

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

The opening and closing balances of the Company's receivables and contract liabilities are as follows:

	December 31,
(In thousands)	2019	2018
Receivables	$61,365	$66,300
Contract liabilities	20,143	15,793

Contract liabilities are included in payables and other-long term liabilities on the Company’s Consolidated Balance Sheet. The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at December 31, 2019. The difference between the opening and closing balances of the Company's contract liabilities was the result of a timing difference between the Company's performance and the customers' prepayments. The decreased receivables balance was due to robust collection efforts and active monitoring processes instituted during the year.

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

The Company's performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a single point in time accounted for 96.2% and 97.0% of net sales for the years ended December 31, 2019 and 2018, respectively. The majority of the Company's revenue recognized at a point in time is for the sale of municipal and flow instrumentation products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 3.8% and 3.0% of net sales for the years ended December 31, 2019 and 2018, respectively. The majority of the Company's revenue that is recognized over time relates to the BEACON AMA software as a service.

As of December 31, 2019, the Company had certain contracts with unsatisfied performance obligations. For contracts recorded as long-term liabilities, $20.1 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $4.5 million in 2020 and $2.0 million in each year from 2021 through 2024 and $7.6 million thereafter.

The Company records revenue for BEACON AMA SaaS over time as the customer benefits from the use of the Company's software. Control of an asset is therefore transferred to the customer over time and the Company will recognize revenue for BEACON AMA SaaS as service units are used by the customer.

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

The Company also has contracts that include both the sale and installation of flow meters as performance obligations. In those cases, the Company records revenue for installed flow meters at the point in time when the flow meters have been accepted by the customer. The customer cannot control the use of and obtain substantially all of the benefits from the equipment until the customer has accepted the installed product. Therefore, for both the flow meter and the related installation, the Company has concluded that control is transferred to the customer upon customer acceptance of the installed flow meter. In addition, the Company has a variety of ancillary revenue streams which are minor. The types and composition of the Company's revenue streams did not materially change during the year ended December 31, 2019.

Certain customers may receive cash-based incentives or credits, which are accounted for as variable consideration.  Variable consideration in contracts for the year ended December 31, 2019 was insignificant.

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

For the year ended December 31, 2019, the Company elected the following practical expedients:

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

	December 31, 2019	January 1, 2019
(In thousands)
Right-of-use assets	$8,411	$10,745
Lease liabilities	8,792	11,087

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

December 31, 2019
(In thousands)
Operating lease expense	$3,095
Variable and short-term lease expense	270
Rent expense	$3,364

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company’s lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of December 31, 2019 and January 1, 2019, the remaining lease term on the Company’s leases was 4.5 years and 5.3 years, respectively.  As of December 31, 2019 and January 1, 2019, the discount rate was 5.0%.  The future minimum lease payments to be paid under operating leases are as follows:

December 31, 2019
(In thousands)
2020	$2,840
2021	2,279
2022	1,298
2023	1,205
2024	1,245
Thereafter	943
Total future lease payments	9,810
(Present value adjustment)	(1,018)
Present value of future lease payments	$8,792

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2019.  Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Chief Financial Officer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this 2019 Annual Report on         Form 10-K under the heading “Management's Annual Report on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The attestation report required under this Item 9A is contained in Item 8 of this 2019 Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to directors is included under the headings “Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2020 and is incorporated herein by reference.

Information concerning the executive officers of the Company is included in Part I, Item 1 of this 2019 Annual Report on Form 10-K under the heading “Business - Employees.”

The Company has adopted the Badger Meter, Inc. Code of Conduct for Financial Executives that applies to the Company's Chairman, President and Chief Executive Officer, the Company's Senior Vice President - Chief Financial Officer and other persons performing similar functions.  A copy of the Badger Meter, Inc. Code of Conduct for Financial Executives is posted on the Company's website at www.badgermeter.com.  The Badger Meter, Inc. Code of Conduct for Financial Executives is also available in print to any shareholder who requests it in writing from the Secretary of the Company.  The Company satisfies the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Badger Meter, Inc. Code of Conduct for Financial Executives by posting such information on the Company's website at www.badgermeter.com.

The Company is not including the information contained on its website as part of, or incorporating it by reference into, this 2019 Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is included under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “CEO Pay Ratio” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2020, and is incorporated herein by reference; provided, however, that the information under the subsection “Executive Compensation - Compensation Committee Report” is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Exchange Act or to be the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent it is specifically incorporated by reference into such a filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is included under the headings “Stock Ownership of Beneficial Owners Holding More than Five Percent,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2020 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is included under the headings “Related Person Transactions” and “Nomination and Election of Directors - Independence, Committees, Meetings and Attendance” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2020, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included under the heading “Principal Accounting Firm Fees” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2020, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.

Financial Statements.  See the financial statements included in Part II, Item 8 “Financial Statements and Data” in this 2019 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Shareholders' Equity.”

2.	Financial Statement Schedules. Financial statement schedules are omitted because the information required in these schedules is included in the Notes to Consolidated Financial Statements.
3.	Exhibits. The exhibits listed in the following Exhibit Index are filed as part of this 2019 Annual Report on Form 10-K that is incorporated herein by reference.
ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

(3)	Restated Articles of Incorporation (as in effect as of August 8, 2008).

[Incorporated by reference to Exhibit (3.2) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (Commission File No. 001-06706)].

(3.1)	Restated By-Laws (as amended and restated as of February 10, 2017).

[Incorporated by reference from Exhibit (3.1) to Badger Meter, Inc.’s Annual Report on Form 10-K filed for the period ended December 31, 2016 (Commission File No. 001-06706)].

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

[Incorporated by reference from Exhibit (4) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 (Commission File No. 001-06706)].

(4.5)	Description of Securities of the Registrant.

(10)*	Badger Meter, Inc. Employee Savings and Stock Ownership Plan.

(10.1)*	Badger Meter, Inc. 2003 Stock Option Plan.
[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-107850)].

(10.2)*	Key Executive Employment and Severance Agreement between Badger Meter, Inc. and Kenneth C. Bockhorst.
[Incorporated by reference from Exhibit (10.1) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-06706)].

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
[Incorporated by reference from Badger Meter, Inc.’s Form 8-K, dated April 29, 2011 (Commission File No. 001-06760)].

(10.9)*	Form of Restricted Stock Award Agreement under Badger Meter, Inc. 2011 Omnibus Incentive Plan.
[Incorporated by reference from Badger Meter, Inc.’s Form 8-K, dated April 29, 2011 (Commission File No. 001-06760)].

(10.10)*	Retirement Agreement, dated as of September 24, 2018, by and between Badger Meter, Inc. and Mr. Richard A. Meeusen.
[Incorporated by reference from Exhibit (10.1) to Badger Meter, Inc.’s Current Report on Form 8-K, filed on September 24, 2018 (Commission File No. 001-06706).]

(10.11)*	Retirement Agreement, dated as of December 28, 2018, by and between Badger Meter, Inc. and Mr. Richard E. Johnson.
[Incorporated by reference from Exhibit (10.1) to Badger Meter, Inc.’s Current Report on Form 8-K, filed on December 28, 2018 (Commission File No. 001-06706).]

(10.12)*	Retirement Agreement dated as of December 28, 2018, by and between Badger Meter, Inc. and Ms. Beverly L.P. Smiley.
[Incorporated by reference from Exhibit (10) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (Commission File No. 001-06706).]

(10.13)*	Form of the Key Executive Employment and Severance Agreements between Badger Meter, Inc. and certain other executive officers.
[Incorporated by reference from Exhibit (10.2) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-06706)].

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

(99)

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2020.  To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year.  With the exception of the information incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report.

(101)

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and (vii) document and entity information.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	A management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2020.

BADGER METER, INC.

By:	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2020.

Name	Title

/s/ Kenneth C. Bockhorst	Chairman, President and Chief Executive Officer and Director (Principal executive officer)
Kenneth C. Bockhorst

/s/ Robert A. Wrocklage	Senior Vice President — Chief Financial Officer (Principal financial officer)
Robert A. Wrocklage

/s/ Daniel R. Weltzien	Vice President — Controller (Principal accounting officer)
Daniel R. Weltzien

/s/ Todd A. Adams	Director
Todd A. Adams

/s/ Thomas J. Fischer	Director
Thomas J. Fischer

/s/ Gale E. Klappa	Director
Gale E. Klappa

/s/ Gail A. Lione
Gail A. Lione	Director

/s/ Tessa M. Myers	Director
Tessa M. Myers

/s/ James F. Stern	Director
James F. Stern

/s/ Glen E. Tellock	Director
Glen E. Tellock

/s/ Todd J. Teske	Director
Todd J. Teske