Form 10-Q
period 2020-03-31
BADGER METER INC
filed 2020-04-29
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of April 8, 2020, there were 29,117,383 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended March 31, 2020

Special Note Regarding Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, as well as other information provided from time to time by Badger Meter, Inc. (the “Company” or “Badger Meter”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements.  The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements.  All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties.  Some risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements include those described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	March 31,	December 31,
	(Unaudited)
	(In thousands)
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$70,376	$48,871
Receivables	59,164	61,365
Inventories:
Finished goods	19,469	22,946
Work in process	16,776	17,728
Raw materials	38,185	41,274
Total inventories	74,430	81,948
Prepaid expenses and other current assets	7,459	7,910
Total current assets	211,429	200,094
Property, plant and equipment, at cost	211,457	209,825
Less accumulated depreciation	(126,887)	(124,064)
Net property, plant and equipment	84,570	85,761
Intangible assets, at cost less accumulated amortization	46,396	48,163
Other assets	15,288	15,875
Deferred income taxes	2,015	742
Goodwill	71,258	71,258
Total assets	$430,956	$421,893
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$4,400	$4,480
Payables	35,915	31,523
Accrued compensation and employee benefits	9,181	12,754
Warranty and after-sale costs	5,981	5,583
Other current liabilities	4,979	2,907
Total current liabilities	60,456	57,247
Other long-term liabilities	23,093	22,980
Deferred income taxes	2,428	876
Accrued non-pension postretirement benefits	5,721	5,711
Other accrued employee benefits	3,537	4,011
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	37,220	37,200
Capital in excess of par value	42,690	41,956
Reinvested earnings	292,785	285,879
Accumulated other comprehensive (loss) income	(201)	425
Less: Employee benefit stock	(154)	(154)
Treasury stock, at cost	(36,619)	(34,238)
Total shareholders’ equity	335,721	331,068
Total liabilities and shareholders’ equity	$430,956	$421,893

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended March 31,
	(Unaudited)
	(In thousands except share and per share amounts)
	2020	2019
Net sales	$108,508	$104,881
Cost of sales	65,186	64,424
Gross margin	43,322	40,457
Selling, engineering and administration	27,307	26,130
Operating earnings	16,015	14,327
Interest expense, net	31	129
Other pension and postretirement costs	44	47
Earnings before income taxes	15,940	14,151
Provision for income taxes	4,086	3,327
Net earnings	$11,854	$10,824

Earnings per share:
Basic	$0.41	$0.37
Diluted	$0.41	$0.37

Dividends declared per common share	$0.17	$0.15

Shares used in computation of earnings per share:
Basic	29,042,158	29,028,964
Impact of dilutive securities	181,757	209,660
Diluted	29,223,915	29,238,624

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended March 31,
	(Unaudited)
	(In thousands)
	2020	2019
Net earnings	$11,854	$10,824
Other comprehensive income:
Foreign currency translation adjustments	(627)	(257)
Pension and postretirement benefits, net of tax	1	(12)
Comprehensive income	$11,228	$10,555

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Three Months Ended March 31,
	(Unaudited) (In thousands)
	2020	2019
Operating activities:
Net earnings	$11,854	$10,824
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	2,975	2,978
Amortization	3,256	3,264
Deferred income taxes	392	(1)
Noncurrent employee benefits	88	117
Stock-based compensation expense	307	265
Changes in:
Receivables	1,385	(1,943)
Inventories	7,437	166
Payables	4,517	4,540
Prepaid expenses and other current assets	(609)	(2,101)
Other liabilities	(1,064)	(294)
Total adjustments	18,684	6,991
Net cash provided by operations	30,538	17,815
Investing activities:
Property, plant and equipment expenditures	(1,942)	(2,160)
Net cash used for investing activities	(1,942)	(2,160)
Financing activities:
Net decrease in short-term debt	-	(7,000)
Payment of contingent acquisition consideration	-	(1,000)
Dividends paid	(4,938)	(4,357)
Proceeds from exercise of stock options	478	471
Repurchase of treasury stock	(2,467)	(1,873)
Issuance of treasury stock	55	52
Net cash used for financing activities	(6,872)	(13,707)
Effect of foreign exchange rates on cash	(219)	(1)
Increase in cash and cash equivalents	21,505	1,947
Cash and cash equivalents – beginning of period	48,871	13,086
Cash and cash equivalents – end of period	$70,376	$15,033

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter-to-date ended March 31,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Employee benefit stock	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, December 31, 2018	$37,198	$38,082	$257,313	$580	$(306)	$(29,364)	$303,503
Net earnings	-	-	10,824	-	-	-	10,824
Pension and postretirement benefits (net of $4 tax effect)	-	-	-	(12)	-	-	(12)
Foreign currency translation	-	-	-	(257)	-	-	(257)
Cash dividends of $0.15 per share	-	-	(4,360)	-	-	-	(4,360)
Stock options exercised	2	397	-	-	-	72	471
Stock-based compensation	-	265	-	-	-	-	265
Purchase of common stock for treasury stock	-	-	-	-	-	(1,873)	(1,873)
Issuance of treasury stock (9 shares)	-	12	-	-	-	40	52
Balance, March 31, 2019	$37,200	$38,756	$263,777	$311	$(306)	$(31,125)	$308,613

Balance, December 31, 2019	$37,200	$41,956	$285,879	$425	$(154)	$(34,238)	$331,068
Net earnings	-	-	11,854	-	-	-	11,854
Pension and postretirement benefits (net of ($1) tax effect)	-	-	-	1	-	-	1
Foreign currency translation	-	-	-	(627)	-	-	(627)
Cash dividends of $0.17 per share	-	-	(4,948)	-	-	-	(4,948)
Stock options exercised	20	438	-	-	-	20	478
Stock-based compensation	-	307	-	-	-	-	307
Purchase of common stock for treasury stock	-	-	-	-	-	(2,467)	(2,467)
Issuance of treasury stock (15 shares)	-	(11)	-	-	-	66	55
Balance, March 31, 2020	$37,220	$42,690	$292,785	$(201)	$(154)	$(36,619)	$335,721

*	Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1   Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at March 31, 2020 and December 31, 2019, results of operations, comprehensive income, cash flows and statements of shareholders’ equity for the three-month periods ended March 31, 2020 and 2019.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note 2   Additional Financial Information Disclosures

The consolidated condensed balance sheet at December 31, 2019 was derived from amounts included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  Refer to the notes to consolidated financial statements included in that report for a description of the Company’s accounting policies and for additional details of the Company’s financial condition.  The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.

Cash Equivalents

 The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents.

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

	Three months ended March 31,
(In thousands)	2020	2019
Balance at beginning of period	$5,583	$4,206
Net additions charged to earnings	1,161	465
Costs incurred	(763)	(353)
Balance at end of period	$5,981	$4,318

Note 3   Employee Benefit Plans

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

The following table sets forth the components of net periodic benefit cost for the three months ended March 31, 2020 and 2019 based on December 31, 2019 and 2018 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2020	2019	2020	2019
Service cost – benefits earned during the year	$13	$37	$31	$29
Interest cost on projected benefit obligations	2	10	41	53
Amortization of net loss (benefit)	1	9	-	(25)
Net periodic benefit cost	$16	$56	$72	$57

The Company disclosed in its financial statements for the year ended December 31, 2019 that it estimated it would pay $0.4 million in other postretirement benefits in 2020 based on actuarial estimates.  As of March 31, 2020, $0.1 million of such benefits have been paid.  The Company continues to believe that its estimated payments for the full year are reasonable.  However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs.  The amount of benefits paid in calendar year 2020 will not impact the expense for postretirement benefits for 2020.

Note 4   Accumulated Other Comprehensive Income (Loss)

Components of and changes in accumulated other comprehensive income (loss) at March 31, 2020 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$263	$162	$425
Other comprehensive (loss) before reclassifications	-	(627)	(627)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($1)	1	-	1
Net current period other comprehensive income (loss), net of tax	1	(627)	(626)
Accumulated other comprehensive income (loss)	$264	$(465)	$(201)

Details of reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2020 are immaterial.

Components of and changes in accumulated other comprehensive income (loss) at March 31, 2019 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$360	$220	$580
Other comprehensive income (loss) before reclassifications	-	(257)	(257)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $4	(12)	-	(12)
Net current period other comprehensive income (loss), net of tax	(12)	(257)	(269)
Accumulated other comprehensive (loss) income	$348	$(37)	$311

Details of reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2019 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive income (loss)
Amortization of pension and postretirement benefits items:
Prior service benefit (1)	$(25)
Actuarial loss (1)	9
Total before tax	(16)
Income tax	4
Amount reclassified out of accumulated other comprehensive loss	$(12)

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost in Note 3 “Employee Benefit Plans”

Note 5   Acquisition

             In the first quarter of 2019, the Company made a payment of contingent acquisition consideration of $1.0 million related to the May 1, 2017 acquisition of 100% of the outstanding common stock of D-Flow Technology AB (“D-Flow”).  There is an additional $0.9 million of contingent acquisition consideration outstanding related to the D-Flow acquisition that are anticipated to be made in the next twelve months which is recorded in Payables on the Company’s Consolidated Condensed Balance Sheet at March 31, 2020.

Note 6   Contingencies, Litigation and Commitments

In the normal course of business, the Company is named in legal proceedings.  There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2019 and the first quarter of 2020 were not material.

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

The Company’s earnings before incomes taxes, income tax expense and effective income tax rate are as follows:

	Three months ended March 31,
(In thousands)	2020	2019
Earnings before income taxes	$15,940	$14,151
Income tax expense	4,086	3,327
Effective income tax rate	25.6%	23.5%

Note 8   Fair Value Measurements of Financial Instruments

The Company applies the accounting standards for fair value measurements and disclosures for its financial assets and financial liabilities.  The carrying amounts of cash and cash equivalents, receivables and payables in the financial statements approximate their fair values due to the short-term nature of these financial instruments.  Short-term debt is comprised of notes payable drawn against the Company's lines of credit and commercial paper.  Because of its short-term nature, the carrying amount of the short-term debt also approximates fair value.  Included in other assets are insurance policies on various individuals who were previously employed by the Company.  The carrying amounts of these insurance policies approximate their fair value.

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

Note 10   New Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Simplifying the Accounting for Income Taxes” under ASC 740, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and modifies the existing guidance to enable more consistent application. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year with early adoption being permitted. The Company is in the process of evaluating the impacts of this guidance on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326),” which amends the accounting for credit losses on purchased financial assets and available-for-sale debt securities with credit deterioration. This ASU requires the measurement of all expected credit losses for financial assets, including accounts receivables, held at the reporting date based upon current conditions, historical experience and reasonable forecasts. This ASU is effective for annual reporting periods beginning after December 15, 2019. The Company adopted ASU No. 2016-13 on January 1, 2020 and noted no significant changes to the Company’s financial positions or results of operations.

Note 11   Revenue Recognition

Revenue for sales of products and services is derived from contracts with customers.  The products and services promised in contracts include the sale of municipal water and flow instrumentation products, such as flow meters and radios, software access and other ancillary services.  Contracts generally state the terms of sale, including the description, quantity and price of each product or service.  Since the customer typically agrees to a stated rate and price in the contract that does not vary over the life of the contract, the majority of the Company's contracts do not contain variable consideration.  The Company establishes a provision for estimated warranty and returns as well as certain after sale costs as discussed in Note 2 "Additional Financial Information Disclosures" in the Notes to Unaudited Consolidated Condensed Financial Statements.

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

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended March 31,
(In thousands)	2020	2019
Revenues:
United States	$94,492	$91,499
Foreign:
Asia	1,548	1,452
Canada	3,136	3,497
Europe	4,775	5,352
Mexico	1,970	834
Middle East	1,537	1,584
Other	1,050	663
Total	$108,508	$104,881

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended March 31,
(In thousands)	2020	2019
Revenue recognized over time	$4,804	$3,753
Revenue recognized at a point in time	103,704	101,128
Total	$108,508	$104,881

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

The opening and closing balances of the Company's receivables and contract liabilities are as follows:

	March 31, 2020	December 31, 2019
(In thousands)
Receivables	$59,164	$61,365
Contract liabilities	21,518	20,143

Contract liabilities are included in payables and other long-term liabilities on the Company’s Condensed Consolidated Balance Sheet.  The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables in the three-month period ended March 31, 2020 and twelve-month period ended December 31, 2019.  The difference between the opening and closing balances of the Company's contract liabilities was the result of a timing difference between the Company's performance and the customers' prepayments.

As of March 31, 2020, the Company had certain contracts with unsatisfied performance obligations.  For contracts recorded as contract liabilities, $21.5 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period.  The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $5.3 million in 2020, $2.0 million in each year from 2021 through 2025 and $6.2 million thereafter.

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

The Company's performance obligations are satisfied at a point in time or over time as work progresses.  Revenue from products and services transferred to customers at a single point in time accounted for 95.6% and 96.4% of net sales for the three-month periods ended March 31, 2020 and 2019, respectively.  The majority of the Company's revenue recognized at a point in time is for the sale of municipal and flow instrumentation products.  Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 4.4% and 3.6% of net sales for the three-month periods ended March 31, 2020 and 2019, respectively.   The majority of the Company's revenue that is recognized over time relates to the BEACON® AMA software as a service, but also includes training, certain installation and other revenues.

Note 12   Leases

The Company rents facilities, equipment and vehicles under operating leases, some of which contain renewal options.  Upon inception of a rent agreement, the Company determines whether the arrangement contains a lease based on the unique conditions present. Leases that have a term over a year are recognized on the balance sheet as right-of-use assets and lease liabilities. Right-of-use assets are included in prepaid expenses and other current assets and other assets on the Company’s consolidated condensed balance sheets. Lease liabilities are included in other current liabilities and other long-term liabilities on the Company’s consolidated condensed balance sheet.   Information regarding the Company's right-of-use assets and the corresponding lease liabilities are as follows:

	March 31, 2020	December 31, 2019
(In thousands)
Right-of-use assets	$7,692	$8,411
Lease liabilities	8,085	8,792

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

	Three months ended March 31,
	2020	2019
(In thousands)
Operating lease expense	$765	$801
Variable and short-term lease expense	57	72
Rent expense	$822	$873

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company’s lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of March 31, 2020 and December 31, 2019, the remaining lease term on the Company’s leases was 4.4 years and 4.5 years, respectively.  As of March 31, 2020 and December 31, 2019, the discount rate was 5.0%.  The future minimum lease payments to be paid under operating leases are as follows:

March 31, 2020
(In thousands)
2020 (remaining nine months)	$2,073
2021	2,253
2022	1,278
2023	1,198
2024	1,165
Thereafter	1,015
Total future lease payments	8,982
Present value adjustment	(897)
Present value of future lease payments	$8,085

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

Long-Term Business Trends

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

Current Business Trends – COVID-19

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries. On March 11, 2020, the WHO characterized COVID-19 as a pandemic.

In recent weeks, we have engaged actively with the various elements of our value chain, including customers, suppliers and logistics and transportation providers to meet demands for the Company’s products and to remain informed of any challenges within the value chain. Based on information available as of the date of this report, the Company believes it will be able to deliver products to meet customer orders on a timely basis, and therefore the Company expects products will continue to be available to meet customer needs. The Company continues to monitor customer and consumer demands, and intends to adapt plans as needed to continue to drive the business and meet its obligations during the COVID-19 situation.  We have implemented remote work arrangements effective mid-March 2020, and to date, these arrangements have not materially affected our ability to maintain business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

As a result of the COVID-19 pandemic, the Company implemented certain cost contingency actions, including travel restrictions, a hiring freeze, reductions in discretionary spending, short-term reduced work hour furloughs globally and executive salary reductions.  As a result of the reduced work hour furloughs and certain restrictions that have been mandated by governmental authorities in various regions, our facilities are currently operating at less than normal production capacity. We expect our production capacity to improve as reduced work hour furloughs and certain governmental restrictions are eased, the timing and extent of which remains unknown.  The Company is committed to effectively managing working capital and cash in order to preserve liquidity.   At March 31, 2020, the Company had approximately $70 million in cash on the balance sheet, and $125 million of revolving credit availability that provides ample capacity to fund foreseeable needs, including the quarterly dividend.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  The CARES Act is not expected to have a material impact on the Company’s consolidated financial statements.

While we have seen a decline in orders during April, it is difficult to estimate the severity and duration of the impact of the COVID-19 pandemic on the Company’s business, financial position or results of operations. The magnitude of the impact will be determined by the duration and span of the pandemic, operational disruptions including those resulting from government actions and the overall impact on the economy.  The Company has contingency plans in place to adequately respond to a wide range of potential economic scenarios.

Acquisition

In the first quarter of 2019, the Company made a payment of contingent acquisition consideration $1.0 million related to the May 1, 2017 acquisition of 100% of the outstanding common stock of D-Flow.  There is an additional $0.9 million of contingent acquisition consideration related to the D-Flow acquisition that are anticipated to be made in the next twelve months which is recorded in Payables on the Company’s Condensed Consolidated Balance Sheets at March 31, 2020.

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

Results of Operations - Three Months Ended March 31, 2020

Net Sales

The Company’s net sales for the three months ended March 31, 2020 were $108.5 million compared to $104.9 million during the same period in 2019. Sales into the municipal water market were $85.7 million, an increase of 5.6% from the prior year’s $81.2 million.  The improvement was attributable to higher sales of advanced technology products including ORION Cellular LTE-M endpoints, commercial and residential E-Series® Ultrasonic water meters as well as increased SaaS revenue associated with data collection and software analytics.   Sales of products into the global flow instrumentation end markets were $22.8 million, 3.9% lower than the prior year’s $23.7 million as significantly reduced oil & gas activity was partially offset by higher sales into the HVAC market.

Earnings

Total operating earnings for the three months ended March 31, 2020 were $16.0 million, or 14.8% of sales, compared to $14.3 million, or 13.7% of sales, in the comparable prior year quarter.  Gross margin dollars increased $2.9 million due, in part, to higher volumes and improved municipal water product mix as well as the benefit of lower year-over-year commodity costs, including the cost of brass.  Selling, engineering and administration (“SEA”) expenses were $27.3 million or 25.2% of sales compared to $26.1 million or 24.9% of sales in the comparable prior year quarter.  The increase was primarily due to higher personnel and research and development costs.

The provision for income taxes as a percentage of earnings before income taxes for the first quarter of 2020 was 25.6% compared to 23.5% in the first quarter of 2019.  Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the three months ended March 31, 2020 were $11.9 million, or $0.41 per diluted share, compared to $10.8 million, or $0.37 per diluted share, for the same period in 2019.

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

Primary Working Capital

The Company uses primary working capital (“PWC”) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve month net sales. The following table shows the components of our PWC (in millions):

	March 31, 2020		December 31, 2019
	$	PWC%	$	PWC%
Receivables	$59,164	13.8%	$61,365	14.5%
Inventories	74,430	17.4%	81,948	19.3%
Payables	(35,915)	-8.4%	(31,523)	-7.4%
Primary Working Capital	$97,679	22.8%	$111,790	26.4%

Overall, PWC declined $14.1 million compared to the previous year-end.  Receivables at March 31, 2020 declined $2.2 million due to improved collections.   Inventories declined $7.5 million, the result of inventory planning initiatives and concentrated shipments toward the end of the quarter.  Payables at March 31, 2020 were $4.4 million higher than year-end due to the timing of payments and previously negotiated payment terms extensions.

Cash Provided by Operations

Cash provided by operations in the three months of 2020 was $30.5 million compared to $17.8 million in the same period of 2019.  The increase is due primarily to effective working capital management and modestly higher net earnings year-over-year.

Capital expenditures for the first three months of 2020 were $1.9 million compared to $2.2 million in the first three months of 2019.

Cash and cash equivalents increased $21.5 million, to $70.4 million at March 31, 2020 due to the strong cash flow from operations, partially offset by the payment of the quarterly dividend.  At the end of the first quarter of 2020, the Company was in a net cash (cash less short-term debt) position of $66.0 million.

The Company’s financial condition remains strong.  In June 2018, the Company amended its May 2012 credit agreement with its primary lender and extended its term until September 2021. The credit agreement includes a $125.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit.  While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of March 31, 2020. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products, including, in light of the COVID-19 pandemic.  As future borrowing requirements would likely be fulfilled via the local commercial paper market, the Company routinely monitors the current borrowing market.  The Company had $128.2 million of unused credit lines available at March 31, 2020.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2019 and the first quarter of 2020 were not material.

See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of risks and uncertainties that could impact the Company’s financial performance and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and have not materially changed since that report was filed unless otherwise indicated in this Form 10-Q.

Item 3  Quantitative and Qualitative Disclosures about Market Risk

The Company’s quantitative and qualitative disclosures about market risk are included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and have not materially changed since that report was filed, except related to COVID-19 as discussed in Item 2 of this Form 10-Q.

Item 4  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2020.  Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President – Chief Financial Officer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1A  Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except for the addition of the risk factor set forth below:

The global coronavirus (COVID-19) pandemic, or other global public health pandemics, could have a material adverse effect on our business, results of operations and financial condition.

Our business, results of operations and financial condition may be adversely affected if a global public health pandemic, including the current global coronavirus (COVID-19) pandemic, interferes with the ability of our employees, suppliers, and customers to perform our and their respective responsibilities and obligations relative to the conduct of our business and operations. The COVID-19 pandemic has significantly impacted economic activity and markets around the world, and it could have a material negative impact on our business and operations in numerous ways, including but not limited to those outlined below:

•

The risk that we, or our employees, suppliers or customers may be prevented from conducting business activities for an indefinite period of time, including shutdowns that may be requested or mandated by governmental authorities.

•	Restrictions on shipping products from certain jurisdictions where they are produced or into certain jurisdictions where customers are located.

•

Inability to meet our customers’ needs and achieve cost targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements, such as raw materials or other finished product components, transportation, workforce or other manufacturing and distribution capability.

•

Failure of third parties on which we rely, including our suppliers, distributors, contractors and commercial banks, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact our operations.

•

Significant reductions in demand or significant volatility in demand and a global economic recession that could further reduce demand for our products, resulting from actions taken by governments, businesses, and/or the general public in an effort to limit exposure to and spreading of such infectious diseases, such as travel restrictions, quarantines, and business shutdowns or slowdowns.

•	Deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures.

The extent to which the COVID-19 pandemic, or other outbreaks of disease or similar public health threats, materially and adversely impacts our business, results of operations and financial condition is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak. In addition, how quickly, and to what extent, normal economic and operating conditions can resume cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects of the COVID-19 pandemic on our suppliers, third-party service providers, and/or customers.

Item 2Unregistered Sales of Equity Securities and Use of Proceeds

In February 2017, the Board of Directors authorized the repurchase of up to 400,000 shares of the Company’s Common Stock. Upon program expiration in February 2020, the Board of Directors authorized the repurchase of up to an additional 400,000 shares of the Company’s Common Stock through February 2023.  The following table provides information about the Company's purchases under these repurchase programs during the quarter ended March 31, 2020 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
January 1, 2020 - January 31, 2020	—	—	—	400,000
February 1, 2020 - February 29, 2020	—	—	—	400,000
March 1, 2020 - March 31, 2020	40,000	$61.68	40,000	360,000
Total as of March 31, 2020	40,000		40,000	360,000

Item 6  Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3	Restated By-Laws (as amended and restated as of March 30, 2020).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statements of Shareholders’ Equity (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: April 29, 2020	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

	By	/s/ Robert A. Wrocklage
Robert A. Wrocklage
Senior Vice President – Chief Financial Officer

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President – Controller