Form 10-Q
period 2020-06-30
BADGER METER INC
filed 2020-07-30
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 13, 2020, there were 29,117,539 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended June 30, 2020

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	(Unaudited)
	(In thousands)
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$85,201	$48,871
Receivables	54,021	61,365
Inventories:
Finished goods	20,093	22,946
Work in process	16,375	17,728
Raw materials	40,378	41,274
Total inventories	76,846	81,948
Prepaid expenses and other current assets	7,339	7,910
Total current assets	223,407	200,094
Property, plant and equipment, at cost	212,846	209,825
Less accumulated depreciation	(129,656)	(124,064)
Net property, plant and equipment	83,190	85,761
Intangible assets, at cost less accumulated amortization	44,638	48,163
Other assets	15,022	15,875
Deferred income taxes	2,018	742
Goodwill	71,258	71,258
Total assets	$439,533	$421,893
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$4,480	$4,480
Payables	35,449	31,523
Accrued compensation and employee benefits	9,678	12,754
Warranty and after-sale costs	6,421	5,583
Other current liabilities	6,673	2,907
Total current liabilities	62,701	57,247
Other long-term liabilities	23,639	22,980
Deferred income taxes	2,555	876
Accrued non-pension postretirement benefits	5,643	5,711
Other accrued employee benefits	3,852	4,011
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	37,220	37,200
Capital in excess of par value	43,456	41,956
Reinvested earnings	297,370	285,879
Accumulated other comprehensive income	245	425
Less: Employee benefit stock	(154)	(154)
Treasury stock, at cost	(36,994)	(34,238)
Total shareholders’ equity	341,143	331,068
Total liabilities and shareholders’ equity	$439,533	$421,893

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2020	2019	2020	2019
Net sales	$91,119	$103,542	$199,627	$208,423
Cost of sales	55,269	63,266	120,455	127,690
Gross margin	35,850	40,276	79,172	80,733
Selling, engineering and administration	23,186	25,243	50,493	51,373
Operating earnings	12,664	15,033	28,679	29,360
Interest expense, net	32	85	63	214
Other pension and postretirement costs	44	35	88	82
Earnings before income taxes	12,588	14,913	28,528	29,064
Provision for income taxes	3,054	3,555	7,140	6,882
Net earnings	$9,534	$11,358	$21,388	$22,182

Earnings per share:
Basic	$0.33	$0.39	$0.74	$0.76
Diluted	$0.33	$0.39	$0.73	$0.76

Dividends declared per common share	$0.17	$0.15	$0.34	$0.30

Shares used in computation of earnings per share:
Basic	29,047,297	29,027,887	29,046,277	29,024,543
Impact of dilutive securities	218,422	183,646	200,090	200,009
Diluted	29,265,719	29,211,533	29,246,367	29,224,552

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2020	2019	2020	2019
Net earnings	$9,534	$11,358	$21,388	$22,182
Other comprehensive income:
Foreign currency translation adjustments	445	395	(182)	137
Pension and postretirement benefits, net of tax	1	360	2	349
Comprehensive income	$9,980	$12,113	$21,208	$22,668

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Six Months Ended June 30,
	(Unaudited) (In thousands)
	2020	2019
Operating activities:
Net earnings	$21,388	$22,182
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	5,978	6,063
Amortization	6,483	6,297
Deferred income taxes	392	(15)
Noncurrent employee benefits	457	(267)
Stock-based compensation expense	705	554
Changes in:
Receivables	6,638	6,028
Inventories	5,070	(2,565)
Payables	3,886	9,141
Prepaid expenses and other assets	(1,600)	(3,946)
Other current liabilities	2,889	(2,569)
Total adjustments	30,898	18,721
Net cash provided by operations	52,286	40,903
Investing activities:
Property, plant and equipment expenditures	(3,579)	(4,466)
Net cash used for investing activities	(3,579)	(4,466)
Financing activities:
Net decrease in short-term debt	-	(13,500)
Payment of contingent acquisition consideration	-	(1,650)
Dividends paid	(9,878)	(8,717)
Proceeds from exercise of stock options	478	748
Repurchase of treasury stock	(2,873)	(2,837)
Issuance of treasury stock	93	97
Net cash used for financing activities	(12,180)	(25,859)
Effect of foreign exchange rates on cash	(197)	230
Increase in cash and cash equivalents	36,330	10,808
Cash and cash equivalents – beginning of period	48,871	13,086
Cash and cash equivalents – end of period	$85,201	$23,894

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter and year-to-date ended June 30,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Employee benefit stock	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, March 31, 2019	$37,200	$38,756	$263,777	$311	$(306)	$(31,125)	$308,613
Net earnings	-	-	11,358	-	-	-	11,358
Pension and postretirement benefits (net of ($141) tax effect)	-	-	-	360	-	-	360
Foreign currency translation	-	-	-	395	-	-	395
Cash dividends of $0.15 per share	-	-	(4,363)	-	-	-	(4,363)
Stock options exercised	-	243	-	-	-	34	277
Stock-based compensation	-	289	-	-	-	-	289
Purchase of common stock for treasury stock	-	-	-	-	-	(964)	(964)
Issuance of treasury stock (19 shares)	-	458	-	-	-	29	487
Balance, June 30, 2019	$37,200	$39,746	$270,772	$1,066	$(306)	$(32,026)	$316,452

Balance, December 31, 2018	$37,198	$38,082	$257,313	$580	$(306)	$(29,364)	$303,503
Net earnings	-	-	22,182	-	-	-	22,182
Pension and postretirement benefits (net of ($137) tax effect)	-	-	-	349	-	-	349
Foreign currency translation	-	-	-	137	-	-	137
Cash dividends of $0.30 per share	-	-	(8,723)	-	-	-	(8,723)
Stock options exercised	2	640	-	-	-	106	748
Stock-based compensation	-	554	-	-	-	-	554
Purchase of common stock for treasury stock	-	-	-	-	-	(2,837)	(2,837)
Issuance of treasury stock (28 shares)	-	470	-	-	-	69	539
Balance, June 30, 2019	$37,200	$39,746	$270,772	$1,066	$(306)	$(32,026)	$316,452

Balance, March 31, 2020	$37,220	$42,690	$292,785	$(201)	$(154)	$(36,619)	$335,721
Net earnings	-	-	9,534	-	-	-	9,534
Pension and postretirement benefits (net of ($1) tax effect)	-	-	-	1	-	-	1
Foreign currency translation	-	-	-	445	-	-	445
Cash dividends of $0.17 per share	-	-	(4,949)	-	-	-	(4,949)
Stock-based compensation	-	398	-	-	-	-	398
Purchase of common stock for treasury stock	-	-	-	-	-	(406)	(406)
Issuance of treasury stock (6 shares)	-	368	-	-	-	31	399
Balance, June 30, 2020	$37,220	$43,456	$297,370	$245	$(154)	$(36,994)	$341,143

Balance, December 31, 2019	$37,200	$41,956	$285,879	$425	$(154)	$(34,238)	$331,068
Net earnings	-	-	21,388	-	-	-	21,388
Pension and postretirement benefits (net of ($1) tax effect)	-	-	-	2	-	-	2
Foreign currency translation	-	-	-	(182)	-	-	(182)
Cash dividends of $0.34 per share	-	-	(9,897)	-	-	-	(9,897)
Stock options exercised	20	438	-	-	-	20	478
Stock-based compensation	-	705	-	-	-	-	705
Purchase of common stock for treasury stock	-	-	-	-	-	(2,873)	(2,873)
Issuance of treasury stock (21 shares)	-	357	-	-	-	97	454
Balance, June 30, 2020	$37,220	$43,456	$297,370	$245	$(154)	$(36,994)	$341,143

*	Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1   Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at June 30, 2020 and December 31, 2019, results of operations, comprehensive income, cash flows and statements of shareholders’ equity for the three and six-month periods ended June 30, 2020 and 2019.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Balance at beginning of period	$5,981	$4,318	$5,583	$4,206
Net additions charged to earnings	1,232	1,816	2,393	2,281
Costs incurred	(792)	(755)	(1,555)	(1,108)
Balance at end of period	$6,421	$5,379	$6,421	$5,379

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

The following table sets forth the components of net periodic benefit cost (income) for the three months ended June 30, 2020 and 2019 based on December 31, 2019 and 2018 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2020	2019	2020	2019
Service cost – benefits earned during the year	$13	$37	$31	$23
Interest cost on projected benefit obligations	2	9	41	51
Amortization of net loss (benefit)	1	9	-	(34)
Net periodic benefit cost	$16	$55	$72	$40

The following table sets forth the components of net periodic benefit cost (income) for the six months ended June 30, 2020 and 2019 based on December 31, 2019 and 2018 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2020	2019	2020	2019
Service cost – benefits earned during the year	$26	$74	$62	$52
Interest cost on projected benefit obligations	4	18	82	105
Amortization of net loss (benefit)	2	18	-	(59)
Net periodic benefit cost	$32	$110	$144	$98

The Company disclosed in its financial statements for the year ended December 31, 2019 that it estimated it would pay $0.4 million in other postretirement benefits in 2020 based on actuarial estimates.  As of June 30, 2020, $0.2 million of such benefits have been paid.  The Company continues to believe that its estimated payments for the full year are reasonable.  However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs.  The amount of benefits paid in calendar year 2020 will not impact the expense for postretirement benefits for 2020.

Note 4   Accumulated Other Comprehensive Income (Loss)

Components of and changes in accumulated other comprehensive income (loss) at June 30, 2020 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$263	$162	$425
Other comprehensive (loss) before reclassifications	-	(182)	(182)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($1)	2	-	2
Net current period other comprehensive income (loss), net of tax	2	(182)	(180)
Accumulated other comprehensive income (loss)	$265	$(20)	$245

Details of reclassifications out of accumulated other comprehensive income (loss) during the six months ended June 30, 2020 are immaterial.

Components of and changes in accumulated other comprehensive income (loss) at June 30, 2019 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$360	$220	$580
Other comprehensive income before reclassifications	-	137	137
Amounts reclassified from accumulated other comprehensive income, net of tax of ($137)	349	-	349
Net current period other comprehensive income, net of tax	349	137	486
Accumulated other comprehensive income	$709	$357	$1,066

Details of reclassifications out of accumulated other comprehensive income (loss) during the six months ended June 30, 2019 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive income (loss)
Amortization of pension and postretirement benefits items:
Actuarial loss (1)	$(40)
Settlement expense (2)	526
Total before tax	486
Income tax	(137)
Amount reclassified out of accumulated other comprehensive income	$349

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost in Note 3 “Employee Benefit Plans”
(2)	This accumulated other comprehensive income (loss) component resulted from an international pension plan settlement.

Note 5   Acquisitions

             In the first quarter of 2019, the Company made a payment of contingent acquisition consideration of $1.0 million related to the May 1, 2017 acquisition of 100% of the outstanding common stock of D-Flow Technology AB (“D-Flow”). There is an additional $1.0 million of contingent acquisition consideration outstanding related to the D-Flow acquisition that is anticipated to be made in the next twelve months which is recorded in Payables on the Company’s Consolidated Condensed Balance Sheet at June 30, 2020.  In the second quarter of 2019, the Company made a payment of contingent acquisition consideration of $0.7 million related to the April 2, 2018 acquisition of 100% of the outstanding common stock of Innovative Metering Solutions, Inc. (“IMS”).

Note 6   Contingencies, Litigation and Commitments

In the normal course of business, the Company is named in legal proceedings.  There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2019 and the first two quarters of 2020 were not material.

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

The Company’s earnings before incomes taxes, income tax expense and effective income tax rate are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Earnings before income taxes	$12,588	$14,913	$28,528	$29,064
Income tax expense	3,054	3,555	7,140	6,882
Effective income tax rate	24.3%	23.8%	25.0%	23.7%

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

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Revenues:
United States	$80,754	$90,258	$175,246	$181,757
Foreign:
Asia	1,437	2,287	2,985	3,739
Canada	2,125	3,821	5,261	7,318
Europe	3,293	4,449	8,068	9,801
Mexico	1,025	1,003	2,995	1,837
Middle East	2,218	1,481	3,755	3,065
Other	267	243	1,317	906
Total	$91,119	$103,542	$199,627	$208,423

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Revenue recognized over time	$5,177	$4,003	$9,981	$7,756
Revenue recognized at a point in time	85,942	99,539	189,646	200,667
Total	$91,119	$103,542	$199,627	$208,423

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

The closing balances of the Company's receivables and contract liabilities are as follows:

	June 30, 2020	December 31, 2019
(In thousands)
Receivables	$54,021	$61,365
Contract liabilities	22,056	20,143

Contract liabilities are included in payables and other long-term liabilities on the Company’s Condensed Consolidated Balance Sheets.  The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables in the three and six-month periods ended June 30, 2020 and twelve-month period ended December 31, 2019.

As of June 30, 2020, the Company had certain contracts with unsatisfied performance obligations.  For contracts recorded as contract liabilities, $22.1 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period.  The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $5.0 million in 2020, $2.0 million in each year from 2021 through 2025 and $7.1 million thereafter.

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

The Company's performance obligations are satisfied at a point in time or over time as work progresses.  Revenue from products and services transferred to customers at a single point in time accounted for 94.3% and 96.1% of net sales for the three-month periods ended June 30, 2020 and 2019, respectively. Revenue from products and services transferred to customers at a single point in time accounted for 95.0% and 96.3% of net sales for the six-month periods ended June 30, 2020 and 2019, respectively.  The majority of the Company's revenue recognized at a point in time is for the sale of municipal and flow instrumentation products.  Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during shipping.

Revenue from services transferred to customers over time accounted for 5.7% and 3.9% of net sales for the three-month periods ended June 30, 2020 and 2019, respectively.  Revenue from services transferred to customers over time accounted for 5.0% and 3.7% of net sales for the six-month periods ended June 30, 2020 and 2019, respectively.  The majority of the Company's revenue that is recognized over time relates to the BEACON® AMA software as a service, but also includes training, certain installation and other revenues.

Note 12   Leases

The Company rents facilities, equipment and vehicles under operating leases, some of which contain renewal options.  Upon inception of a rent agreement, the Company determines whether the arrangement contains a lease based on the unique conditions present. Leases that have a term over a year are recognized on the balance sheet as right-of-use assets and lease liabilities. Right-of-use assets are included in prepaid expenses and other current assets and other assets on the Company’s Consolidated Condensed Balance Sheets. Lease liabilities are included in other current liabilities and other long-term liabilities on the Company’s Consolidated Condensed Balance Sheets.   Information regarding the Company's right-of-use assets and the corresponding lease liabilities are as follows:

	June 30, 2020	December 31, 2019
(In thousands)
Right-of-use assets	$7,144	$8,411
Lease liabilities	7,528	8,792

The Company’s operating lease agreements have lease and non-lease components that require payments for common area maintenance, property taxes and insurance. The Company has elected to account for both lease and non-lease components as one lease component.  The fixed and in-substance fixed consideration in the Company’s rent agreements constitute operating lease expense that is included in the capitalized right-of-use assets and lease liabilities. The variable and short-term lease expense payments are not included in the present value of the right-of use-assets and lease liabilities on the Consolidated Condensed Balance Sheets. The Company’s rent expense is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(In thousands)
Operating lease expense	$754	$759	$1,519	$1,560
Variable and short-term lease expense	39	121	96	193
Rent expense	$793	$880	$1,615	$1,753

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company’s lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of June 30, 2020 and December 31, 2019, the remaining lease term on the Company’s leases was 4.3 years and 4.5 years, respectively.  As of June 30, 2020 and December 31, 2019, the discount rate was 5.0%.  The future minimum lease payments to be paid under operating leases are as follows:

June 30, 2020
(In thousands)
2020 (remaining six months)	$1,322
2021	2,336
2022	1,298
2023	1,204
2024	1,170
Thereafter	1,018
Total future lease payments	8,348
Present value adjustment	(820)
Present value of future lease payments	$7,528

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

In addition, certain water utilities are converting from mechanical to static meters.  Ultrasonic water metering maintains a high level of measurement accuracy over the life of the meter, reducing a utility’s non-revenue water.  The Company has a decade of proven reliability in the market with its ultrasonic meters and is on a path to launching its next generation of ultrasonic metering with its D-Flow technology, which the Company believes increases its competitive differentiation.  While the increasing deployment of ultrasonic technology into North America may increase competition, it also opens up further geographic penetration opportunities for the Company as previously described.

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

During the second quarter of 2020, the Company implemented remote work arrangements for non-production personnel, adopted robust safety, social distancing and temperature screening protocols throughout its manufacturing sites and enacted other measures to be able to deliver products to meet customer orders on a timely basis.  While the pandemic has had varying levels of impact to demand trends, to date it has not materially affected our ability to maintain business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. The Company is in the process of planning and enacting various return-to-work protocol for non-production personnel, the timing of which remains uncertain in light of continuing COVID-19 challenges.

During April 2020 and through the first part of May 2020, the majority of the United States, the Company’s primary commercial market, was subject to various levels of government shelter-in-place or other lockdown orders.  During this time, we experienced customer order delays as utilities and other industrial customers paused to determine impacts to their operations, how to operate remotely, how to best proceed with projects, estimate the duration of the shutdown, etc.  In addition, our manufacturing facilities experienced the impact of the shelter-in-place and lock-down orders and intermittent employee absenteeism despite the critical and essential nature of the products the Company provides.  Overall, customer order demand gradually improved and our operations returned to more normalized capacity output as the lockdowns lifted in mid-May and thereafter.  Municipal water order trends were more resilient in their sequential performance while flow instrumentation order trends showed less resiliency and will likely be negatively affected for a longer duration.

As a result of COVID-19, the Company implemented certain cost contingency actions, including travel restrictions, a hiring freeze, reductions in discretionary spending, short-term reduced work hour furloughs globally and executive salary reductions.  The temporary actions generally lasted nine weeks, ending in mid-June 2020.  The Company continues to manage hiring and discretionary spending actions in light of continuing market uncertainty.  The Company continues to monitor the rapidly changing implications of COVID-19 and is prepared to take additional cost actions if warranted.

The Company is committed to effectively managing working capital and cash in order to preserve liquidity.   At June 30, 2020, the Company had approximately $85 million in cash on the balance sheet, and $125 million of revolving credit availability that provides ample capacity to fund foreseeable needs, including the Company’s quarterly dividend.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  In accordance with the CARES Act the Company delayed federal tax installment payments to the third quarter of 2020.  The CARES Act is not expected to have a material impact on the Company’s consolidated financial statements.

With rising levels of COVID-19 cases in many US states, it remains difficult to estimate the severity and duration of the impact of the COVID-19 pandemic on the Company’s business, financial position or results of operations. The magnitude of the impact will be determined by the duration and span of the pandemic, operational disruptions including those resulting from government actions, the development and timeline of an effective and broadly available vaccine and the overall impact on the economy.  The Company has contingency plans in place to adequately respond to a wide range of potential economic scenarios and our Board of Directors continues to monitor and evaluate the ongoing situation.

Acquisitions

In the first quarter of 2019, the Company made a payment of contingent acquisition consideration $1.0 million related to the May 1, 2017 acquisition of 100% of the outstanding common stock of D-Flow. There is an additional $1.0 million of contingent acquisition consideration related to the D-Flow acquisition that is anticipated to be made in the next twelve months which is recorded in Payables on the Company’s Condensed Consolidated Balance Sheets at June 30, 2020. In the second quarter of 2019, the Company made a payment of contingent acquisition consideration of $0.7 million related to the April 2, 2018 acquisition of 100% of the outstanding common stock of IMS.

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

Results of Operations - Three Months Ended June 30, 2020

Net Sales

The Company’s net sales for the three months ended June 30, 2020 were $91.1 million compared to $103.5 million during the same period in 2019. Sales into the municipal water market were $72.4 million, a decrease of 9.0% from the prior year’s $79.5 million.  The decline was attributable to reduced order activity across the broad base of utility customer served most notably during the widespread lock-down of activity across the United States in April 2020, with improving order demand thereafter.   Backlog increased as orders exceeded sales in the quarter, the result of modest manufacturing interruptions which limited output at certain of our manufacturing facilities.  Existing project installation schedules remained largely on track, and demand for ultrasonic meter technology and ORION Cellular LTE-M radios continued to gain traction.  Sales of products into the global flow instrumentation end markets were $18.7 million, 21.8% lower than the prior year’s $24.0 million as a result of significantly reduced activity across the array of industrial end markets served and also the result of widespread COVID-19 shelter-in-place and lockdown restrictions.

Earnings

Total operating earnings for the three months ended June 30, 2020 were $12.7 million, or 13.9% of sales, compared to $15.0 million, or 14.5% of sales, in the comparable prior year quarter.  Gross margin dollars decreased $4.4 million, but margin increased as a percent of sales from 38.9% to 39.3%.  The impact of lower volumes and manufacturing absorption was partially offset by the temporary cost reduction actions initiated in response to COVID-19 as well as the benefit of improved sales mix and lower year-over-year commodity costs.  Selling, engineering and administration (“SEA”) expenses were $23.2 million or 25.4% of sales compared to $25.2 million or 24.4% of sales in the comparable prior year quarter.  The decrease in spend was primarily due to the net benefit of cost reduction actions partially offset by higher business optimization investments.

The provision for income taxes as a percentage of earnings before income taxes for the second quarter of 2020 was 24.3% compared to 23.8% in the second quarter of 2019.  Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the three months ended June 30, 2020 were $9.5 million, or $0.33 per diluted share, compared to $11.4 million, or $0.39 per diluted share, for the same period in 2019.

Results of Operations - Six Months Ended June 30, 2020

Net Sales

The Company’s net sales for the six months ended June 30, 2020 were $199.6 million compared to $208.4 million during the same period in 2019. Sales into the municipal water market were $158.1 million, a decrease of 1.6% from the prior year’s $160.7 million.  The decline was attributable to the sharp delay in orders and sales primarily in the month of April 2020 resulting from the enacting of stay-at-home orders throughout much of the United States in response to COVID-19.  During the beginning of the fiscal year, the Company experienced higher sales of advanced technology products including ORION Cellular LTE-M endpoints, E-Series® Ultrasonic water meters as well as increased SaaS revenue associated with data collection and software analytics.  Sales of products into the global flow instrumentation end markets were $41.5 million, 12.9% lower than the prior year’s $47.7 million due to significantly reduced activity across the array of industrial end markets served and also the result of widespread COVID-19 shelter-in-place and lockdown restrictions.

Earnings

Total operating earnings for the six months ended June 30, 2020 were $28.7 million, or 14.4% of sales, compared to $29.4 million, or 14.1% of sales, in the comparable prior year period.  Gross margin dollars decreased $1.6 million due to the impact of modestly lower volumes partially offset by the temporary cost reduction actions, benefit of improved sales mix and lower year-over-year commodity costs.  SEA expenses were $50.5 million or 25.3% of sales compared to $51.4 million or 24.6% of sales in the comparable prior year period.  The decrease was primarily due to the net benefit of cost reduction actions offset by higher personnel, research and development and business optimization investments.

The provision for income taxes as a percentage of earnings before income taxes for the first half of 2020 was 25.0% compared to 23.7% in the first half of 2019.  Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the six months ended June 30, 2020 were $21.4 million, or $0.73 per diluted share, compared to $22.2 million, or $0.76 per diluted share, for the comparable prior year period.

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

Primary Working Capital

The Company uses primary working capital (“PWC”) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of receivables and inventories less payables, divided by trailing twelve month net sales. The following table shows the components of our PWC (in millions):

	June 30, 2020		December 31, 2019
	$	PWC%	$	PWC%
Receivables	$54,021	13.0%	$61,365	14.5%
Inventories	76,846	18.5%	81,948	19.3%
Payables	(35,449)	-8.5%	(31,523)	-7.4%
Primary Working Capital	$95,418	22.9%	$111,790	26.4%

Overall, PWC declined $16.4 million compared to the previous year-end.  Receivables at June 30, 2020 declined $7.3 million due to lower sales volumes and improved collections.   Inventories declined $5.1 million, the result of lower volumes and inventory planning initiatives.  Payables at June 30, 2020 were $3.9 million higher than year-end due to the timing of payments and previously negotiated payment terms extensions.

Cash Provided by Operations

Cash provided by operations in the first six months of 2020 was $52.3 million compared to $40.9 million in the same period of 2019.  The increase is due primarily to lower working capital in light of the recently reduced demand environment, solid working capital management and the deferral of quarterly federal income tax payments in 2020 as allowed under the CARES Act.

Capital expenditures for the first half of 2020 were $3.6 million compared to $4.5 million in the first half of 2019.

Cash and cash equivalents increased $36.3 million, to $85.2 million at June 30, 2020 due to the strong cash flow from operations, partially offset by the payment of the quarterly dividend.  At the end of the second quarter of 2020, the Company was in a net cash (cash less short-term debt) position of $80.7 million.

The Company’s financial condition remains strong.  In June 2018, the Company amended its May 2012 credit agreement with its primary lender and extended its term until September 2021. The credit agreement includes a $125.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit.  While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of June 30, 2020. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products, including, in light of COVID-19.  As future borrowing requirements would likely be fulfilled via the local commercial paper market, the Company routinely monitors the current borrowing market.  The Company had $128.3 million of unused credit lines available at June 30, 2020.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2019 and the first two quarters of 2020 were not material.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and have not materially changed since that report was filed unless otherwise indicated in this Quarterly Report on Form 10-Q.

Item 3  Quantitative and Qualitative Disclosures about Market Risk

The Company’s quantitative and qualitative disclosures about market risk are included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and have not materially changed since that report was filed, except related to COVID-19 as discussed in Item 2 of this Quarterly Report on Form 10-Q.

Item 4  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2020.  Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President – Chief Financial Officer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•	Deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures.

•	Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in legal claims or litigation against us.

The extent to which the COVID-19 pandemic, or other outbreaks of disease or similar public health threats, materially and adversely impacts our business, results of operations and financial condition is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease, the development and timeline of an effective and broadly available vaccine and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak. In addition, how quickly, and to what extent, normal economic and operating conditions can resume cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects of the COVID-19 pandemic on our suppliers, third-party service providers, and/or customers.

Item 2Unregistered Sales of Equity Securities and Use of Proceeds

In February 2020, the Board of Directors authorized the repurchase of up to an additional 400,000 shares of the Company’s Common Stock through February 2023.  The following table provides information about the Company's purchases under this repurchase program during the quarter ended June 30, 2020 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
April 1, 2020 - April 30, 2020	-	-	40,000	360,000
May 1, 2020 - May 31, 2020	-	-	40,000	360,000
June 1, 2020 - June 30, 2020	6,500	$62.34	46,500	353,500
Total as of June 30, 2020	6,500		46,500	353,500

Item 6  Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) the Consolidated Condensed Statements of Shareholders’ Equity and (vi) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: July 30, 2020	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

	By	/s/ Robert A. Wrocklage
Robert A. Wrocklage
Senior Vice President – Chief Financial Officer

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President – Controller