Form 10-Q
period 2020-09-30
BADGER METER INC
filed 2020-10-28
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 12, 2020, there were 29,116,958 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended September 30, 2020

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	(Unaudited)
	(In thousands)
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$93,901	$48,871
Receivables	57,706	61,365
Inventories:
Finished goods	22,151	22,946
Work in process	15,771	17,728
Raw materials	39,065	41,274
Total inventories	76,987	81,948
Prepaid expenses and other current assets	4,156	7,910
Total current assets	232,750	200,094
Property, plant and equipment, at cost	214,354	209,825
Less accumulated depreciation	(131,919)	(124,064)
Net property, plant and equipment	82,435	85,761
Intangible assets, at cost less accumulated amortization	42,884	48,163
Other assets	17,297	15,875
Deferred income taxes	2,012	742
Goodwill	71,258	71,258
Total assets	$448,636	$421,893
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$-	$4,480
Payables	37,791	31,523
Accrued compensation and employee benefits	12,671	12,754
Warranty and after-sale costs	7,557	5,583
Other current liabilities	2,173	2,907
Total current liabilities	60,192	57,247
Other long-term liabilities	24,247	22,980
Deferred income taxes	2,649	876
Accrued non-pension postretirement benefits	5,608	5,711
Other accrued employee benefits	4,397	4,011
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	37,220	37,200
Capital in excess of par value	43,850	41,956
Reinvested earnings	306,996	285,879
Accumulated other comprehensive income	684	425
Less: Employee benefit stock	(154)	(154)
Treasury stock, at cost	(37,053)	(34,238)
Total shareholders’ equity	351,543	331,068
Total liabilities and shareholders’ equity	$448,636	$421,893

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2020	2019	2020	2019
Net sales	$113,587	$108,646	$313,214	$317,069
Cost of sales	68,564	66,976	189,019	194,666
Gross margin	45,023	41,670	124,195	122,403
Selling, engineering and administration	25,509	25,225	76,001	76,598
Operating earnings	19,514	16,445	48,194	45,805
Interest (income) expense, net	(46)	66	18	280
Other pension and postretirement costs	21	41	109	123
Earnings before income taxes	19,539	16,338	48,067	45,402
Provision for income taxes	4,678	3,617	11,818	10,499
Net earnings	$14,861	$12,721	$36,249	$34,903

Earnings per share:
Basic	$0.51	$0.44	$1.25	$1.20
Diluted	$0.51	$0.44	$1.24	$1.19

Dividends declared per common share	$0.18	$0.17	$0.52	$0.47

Shares used in computation of earnings per share:
Basic	29,048,683	29,013,573	29,049,675	29,022,080
Impact of dilutive securities	171,814	179,765	169,862	193,112
Diluted	29,220,497	29,193,338	29,219,537	29,215,192

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2020	2019	2020	2019
Net earnings	$14,861	$12,721	$36,249	$34,903
Other comprehensive income:
Foreign currency translation adjustments	450	(646)	268	(509)
Pension and postretirement benefits, net of tax	(11)	(16)	(9)	333
Comprehensive income	$15,300	$12,059	$36,508	$34,727

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	(Unaudited) (In thousands)
	2020	2019
Operating activities:
Net earnings	$36,249	$34,903
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	9,132	8,688
Amortization	9,803	9,323
Deferred income taxes	401	18
Noncurrent employee benefits	571	(150)
Stock-based compensation expense	1,041	882
Changes in:
Receivables	3,184	4,555
Inventories	5,188	(4,259)
Payables	(2,175)	10,885
Prepaid expenses and other assets	6,485	(5,806)
Other current liabilities	3,799	2,100
Total adjustments	37,429	26,236
Net cash provided by operations	73,678	61,139
Investing activities:
Property, plant and equipment expenditures	(5,855)	(5,589)
Net cash used for investing activities	(5,855)	(5,589)
Financing activities:
Net decrease in short-term debt	(4,600)	(13,500)
Payment of contingent acquisition consideration	-	(1,650)
Dividends paid	(15,108)	(13,652)
Proceeds from exercise of stock options	505	963
Repurchase of treasury stock	(2,934)	(3,358)
Issuance of treasury stock	126	142
Net cash used for financing activities	(22,011)	(31,055)
Effect of foreign exchange rates on cash	(782)	147
Increase in cash and cash equivalents	45,030	24,642
Cash and cash equivalents – beginning of period	48,871	13,086
Cash and cash equivalents – end of period	$93,901	$37,728

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter and year-to-date ended September 30,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Employee benefit stock	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, June 30, 2019	$37,200	$39,746	$270,772	$1,066	$(306)	$(32,026)	$316,452
Net earnings	-	-	12,721	-	-	-	12,721
Pension and postretirement benefits (net of ($4) tax effect)	-	-	-	(16)	-	-	(16)
Foreign currency translation	-	-	-	(646)	-	-	(646)
Cash dividends of $0.17 per share	-	-	(4,942)	-	-	-	(4,942)
Stock options exercised	-	192	-	-	-	23	215
Stock-based compensation	-	328	-	-	-	-	328
Purchase of common stock for treasury stock	-	-	-	-	-	(521)	(521)
Issuance of treasury stock (21 shares)	-	40	-	-	-	8	48
Balance, September 30, 2019	$37,200	$40,306	$278,551	$404	$(306)	$(32,516)	$323,639

Balance, December 31, 2018	$37,198	$38,082	$257,313	$580	$(306)	$(29,364)	$303,503
Net earnings	-	-	34,903	-	-	-	34,903
Pension and postretirement benefits (net of $133 tax effect)	-	-	-	333	-	-	333
Foreign currency translation	-	-	-	(509)	-	-	(509)
Cash dividends of $0.47 per share	-	-	(13,665)	-	-	-	(13,665)
Stock options exercised	2	832	-	-	-	129	963
Stock-based compensation	-	882	-	-	-	-	882
Purchase of common stock for treasury stock	-	-	-	-	-	(3,358)	(3,358)
Issuance of treasury stock (49 shares)	-	510	-	-	-	77	587
Balance, September 30, 2019	$37,200	$40,306	$278,551	$404	$(306)	$(32,516)	$323,639

Balance, June 30, 2020	$37,220	$43,456	$297,370	$245	$(154)	$(36,994)	$341,143
Net earnings	-	-	14,861	-	-	-	14,861
Pension and postretirement benefits (net of ($4) tax effect)	-	-	-	(11)	-	-	(11)
Foreign currency translation	-	-	-	450	-	-	450
Cash dividends of $0.18 per share	-	-	(5,235)	-	-	-	(5,235)
Stock options exercised	-	20	-	-	-	7	27
Stock-based compensation	-	336	-	-	-	-	336
Purchase of common stock for treasury stock	-	-	-	-	-	(61)	(61)
Issuance of treasury stock (21 shares)	-	38	-	-	-	(5)	33
Balance, September 30, 2020	$37,220	$43,850	$306,996	$684	$(154)	$(37,053)	$351,543

Balance, December 31, 2019	$37,200	$41,956	$285,879	$425	$(154)	$(34,238)	$331,068
Net earnings	-	-	36,249	-	-	-	36,249
Pension and postretirement benefits (net of ($3) tax effect)	-	-	-	(9)	-	-	(9)
Foreign currency translation	-	-	-	268	-	-	268
Cash dividends of $0.52 per share	-	-	(15,132)	-	-	-	(15,132)
Stock options exercised	20	458	-	-	-	27	505
Stock-based compensation	-	1,041	-	-	-	-	1,041
Purchase of common stock for treasury stock	-	-	-	-	-	(2,934)	(2,934)
Issuance of treasury stock (42 shares)	-	395	-	-	-	92	487
Balance, September 30, 2020	$37,220	$43,850	$306,996	$684	$(154)	$(37,053)	$351,543

*	Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1   Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at September 30, 2020 and December 31, 2019, results of operations, comprehensive income, cash flows and statements of shareholders’ equity for the three and nine-month periods ended September 30, 2020 and 2019.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Balance at beginning of period	$6,421	$5,379	$5,583	$4,206
Net additions charged to earnings	2,077	3,124	4,470	5,405
Costs incurred	(941)	(1,696)	(2,496)	(2,804)
Balance at end of period	$7,557	$6,807	$7,557	$6,807

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

The following table sets forth the components of net periodic benefit cost (income) for the three months ended September 30, 2020 and 2019 based on December 31, 2019 and 2018 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2020	2019	2020	2019
Service cost – benefits earned during the year	$13	$38	$15	$25
Interest cost on projected benefit obligations	2	8	34	53
Amortization of net loss (benefit)	2	9	(17)	(29)
Net periodic benefit cost	$17	$55	$32	$49

The following table sets forth the components of net periodic benefit cost (income) for the nine months ended September 30, 2020 and 2019 based on December 31, 2019 and 2018 actuarial measurement dates, respectively:

	Defined pension plan benefits		Other postretirement benefits
(In thousands)	2020	2019	2020	2019
Service cost – benefits earned during the year	$39	$74	$77	$52
Interest cost on projected benefit obligations	6	18	116	105
Amortization of net loss (benefit)	4	18	(17)	(59)
Net periodic benefit cost	$49	$110	$176	$98

The Company disclosed in its financial statements for the year ended December 31, 2019 that it estimated it would pay $0.4 million in other postretirement benefits in 2020 based on actuarial estimates.  As of September 30, 2020, $0.3 million of such benefits have been paid.  The Company continues to believe that its estimated payments for the full year are reasonable.  However, such estimates contain inherent uncertainties because cash payments can vary significantly depending on the timing of postretirement medical claims and the collection of the retirees’ portion of certain costs.  The amount of benefits paid in calendar year 2020 will not impact the expense for postretirement benefits for 2020.

Note 4   Accumulated Other Comprehensive Income

Components of and changes in accumulated other comprehensive income at September 30, 2020 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$263	$162	$425
Other comprehensive income before reclassifications	-	268	268
Amounts reclassified from accumulated other comprehensive income, net of tax of ($3)	(9)	-	(9)
Net current period other comprehensive income, net of tax	(9)	268	259
Accumulated other comprehensive income	$254	$430	$684

Details of reclassifications out of accumulated other comprehensive income during the nine months ended September 30, 2020 are immaterial.

Components of and changes in accumulated other comprehensive income at September 30, 2019 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$360	$220	$580
Other comprehensive (loss) before reclassifications	-	(509)	(509)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($133)	333	-	333
Net current period other comprehensive (loss), net of tax	333	(509)	(176)
Accumulated other comprehensive income	$693	$(289)	$404

Details of reclassifications out of accumulated other comprehensive income during the nine months ended September 30, 2019 are as follows:

(In thousands)	Amount reclassified from accumulated other comprehensive income (loss)
Amortization of pension and postretirement benefits items:
Actuarial loss (1)	$(60)
Settlement expense (2)	526
Total before tax	466
Income tax	(133)
Amount reclassified out of accumulated other comprehensive income	$333

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost in Note 3 “Employee Benefit Plans”
(2)	This accumulated other comprehensive income component resulted from an international pension plan settlement.

Note 5   Acquisitions

             In the first quarter of 2019, the Company made a payment of contingent acquisition consideration of $1.0 million related to the May 1, 2017 acquisition of 100% of the outstanding common stock of D-Flow Technology AB (“D-Flow”). There is an additional $1.0 million of contingent acquisition consideration outstanding related to the D-Flow acquisition that is anticipated to be made in the fourth quarter of 2020 which is recorded in Payables on the Company’s Consolidated Condensed Balance Sheet at September 30, 2020.  In the second quarter of 2019, the Company made a payment of contingent acquisition consideration of $0.7 million related to the April 2, 2018 acquisition of 100% of the outstanding common stock of Innovative Metering Solutions, Inc. (“IMS”).

Note 6   Contingencies, Litigation and Commitments

In the normal course of business, the Company is named in legal proceedings.  There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2019 and the first three quarters of 2020 were not material.

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

The Company’s earnings before incomes taxes, income tax expense and effective income tax rate are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Earnings before income taxes	$19,539	$16,338	$48,067	$45,402
Provision for income taxes	4,678	3,617	11,818	10,499
Effective income tax rate	23.9%	22.1%	24.6%	23.1%

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

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Revenues:
United States	$102,945	$93,395	$278,191	$275,152
Foreign:
Asia	1,634	2,816	4,619	6,555
Canada	2,615	3,437	7,876	10,755
Europe	3,728	4,327	11,796	14,128
Mexico	1,226	1,682	4,221	3,519
Middle East	904	1,317	4,659	4,382
Other	535	1,672	1,852	2,578
Total	$113,587	$108,646	$313,214	$317,069

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Revenue recognized over time	$5,542	$3,857	$15,523	$11,341
Revenue recognized at a point in time	108,045	104,789	297,691	305,728
Total	$113,587	$108,646	$313,214	$317,069

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

The closing balances of the Company's receivables and contract liabilities are as follows:

	September 30, 2020	December 31, 2019
(In thousands)
Receivables	$57,706	$61,365
Contract liabilities	22,807	20,143

Contract liabilities are included in Payables and Other long-term liabilities on the Company’s Consolidated Condensed Balance Sheets.  The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables in the three and nine-month periods ended September 30, 2020 and twelve-month period ended December 31, 2019.

As of September 30, 2020, the Company had certain contracts with unsatisfied performance obligations.  For contracts recorded as contract liabilities, $22.8 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period.  The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $4.6 million in 2020, $2.4 million in each year from 2021 through 2025 and $6.2 million thereafter.

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

The Company's performance obligations are satisfied at a point in time or over time as work progresses.  Revenue from products and services transferred to customers at a single point in time accounted for 95.1% and 96.4% of net sales for the three-month periods ended September 30, 2020 and 2019, respectively. Revenue from products and services transferred to customers at a single point in time accounted for 95.0% and 96.4% of net sales for the nine-month periods ended September 30, 2020 and 2019, respectively.  The majority of the Company's revenue recognized at a point in time is for the sale of municipal and flow instrumentation products.  Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during shipping.

Revenue from services transferred to customers over time accounted for 4.9% and 3.6% of net sales for the three-month periods ended September 30, 2020 and 2019, respectively.  Revenue from services transferred to customers over time accounted for 5.0% and 3.6% of net sales for the nine-month periods ended September 30, 2020 and 2019, respectively.  The majority of the Company's revenue that is recognized over time relates to the BEACON® AMA software as a service, but also includes training, certain installation and other revenues.

Note 12   Leases

The Company rents facilities, equipment and vehicles under operating leases, some of which contain renewal options.  Upon inception of a rent agreement, the Company determines whether the arrangement contains a lease based on the unique conditions present. Leases that have a term over a year are recognized on the balance sheet as right-of-use assets and lease liabilities. Right-of-use assets are included in Other Assets on the Company’s Consolidated Condensed Balance Sheets. Lease liabilities are included in Other current liabilities and Other long-term liabilities on the Company’s Consolidated Condensed Balance Sheets.   Information regarding the Company's right-of-use assets and the corresponding lease liabilities are as follows:

	September 30, 2020	December 31, 2019
(In thousands)
Right-of-use assets	$7,011	$8,411
Lease liabilities	7,367	8,792

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(In thousands)
Operating lease expense	$675	$764	$2,194	$2,331
Variable and short-term lease expense	35	36	131	223
Rent expense	$710	$800	$2,325	$2,554

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company’s lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of September 30, 2020 and December 31, 2019, the remaining lease term on the Company’s leases was 6.0 years and 4.5 years, respectively.  As of September 30, 2020 and December 31, 2019, the discount rate was 5.0%.  The future minimum lease payments to be paid under operating leases are as follows:

September 30, 2020
(In thousands)
2020 (remaining three months)	$650
2021	2,383
2022	1,335
2023	1,232
2024	1,197
Thereafter	1,826
Total future lease payments	8,623
Present value adjustment	(1,256)
Present value of future lease payments	$7,367

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

In addition, certain water utilities are converting from mechanical to static meters.  Ultrasonic water metering maintains a high level of measurement accuracy over the life of the meter, reducing a utility’s non-revenue water.  The Company has over a decade of proven reliability in the market with its ultrasonic meters and is launching its next generation of ultrasonic metering with its D-Flow technology, which the Company believes increases its competitive differentiation.  While the increasing deployment of ultrasonic technology into North America may increase competition, it also opens up further geographic penetration opportunities for the Company as previously described.

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

During the second quarter of 2020, the Company implemented remote work arrangements for non-production personnel, adopted robust safety, social distancing and temperature screening protocols throughout its manufacturing sites and enacted other measures to be able to deliver products to meet customer orders on a timely basis.  While the pandemic has had varying levels of impact to demand trends, to date it has not materially affected our ability to maintain business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. The Company has enacted various return-to-work protocols for non-production personnel.

During April 2020 and through the first part of May 2020, the majority of the United States, the Company’s primary commercial market, was subject to various levels of government shelter-in-place or other lockdown orders.  During this time, we experienced some customer order delays and intermittent manufacturing interruptions.  As the lock-downs were lifted and customers adapted to remote work and field safety protocols, order demand gradually improved.  Our operations returned to a more normalized level of output as the lockdowns lifted at the end of the second quarter and into the third quarter of 2020.  Municipal water order trends have been more resilient in their sequential performance while flow instrumentation orders showed less resiliency and will likely be negatively affected for a longer period, albeit flow instrumentation orders were improved slightly over the second quarter of 2020.

As a result of COVID-19, the Company implemented certain cost contingency actions, including travel restrictions, a hiring freeze, reductions in discretionary spending, short-term reduced work hour furloughs globally and executive salary reductions.  The temporary actions generally lasted nine weeks, ending in mid-June 2020.  The Company continues to manage hiring and discretionary spending actions in light of continuing market uncertainty.  Our Board of Directors and Company management continues to monitor the rapidly changing implications of COVID-19 and is prepared to take additional cost actions if warranted.

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

With rising levels of COVID-19 cases in many US states and other global markets, it remains difficult to estimate the severity and duration of the impact of the COVID-19 pandemic on the Company’s business, financial position or results of operations. The magnitude of the impact will be determined by the duration and span of the pandemic, operational disruptions including those resulting from government actions, the development and timeline of an effective and broadly available vaccine and the overall impact on the economy.  The Company has contingency plans in place to adequately respond to a wide range of potential economic scenarios and our Board of Directors continues to monitor and evaluate the ongoing situation.

Acquisitions

In the first quarter of 2019, the Company made a payment of contingent acquisition consideration $1.0 million related to the May 1, 2017 acquisition of 100% of the outstanding common stock of D-Flow. There is an additional $1.0 million of contingent acquisition consideration related to the D-Flow acquisition that is anticipated to be made in the fourth quarter of 2020 which is recorded in Payables on the Company’s Consolidated Condensed Balance Sheets at September 30, 2020. In the second quarter of 2019, the Company made a payment of contingent acquisition consideration of $0.7 million related to the April 2, 2018 acquisition of 100% of the outstanding common stock of IMS.

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

Results of Operations - Three Months Ended September 30, 2020

Net Sales

The Company’s net sales for the three months ended September 30, 2020 were $113.6 million compared to $108.6 million during the same period in 2019. Sales into the municipal water market were $93.6 million, an increase of 11.0% from the prior year’s $84.3 million.  The increase was attributable to the relatively equal contributions of improving order rates across the broad base of utility customers served, and the conversion of order backlog built in the prior quarter which resulted from modest manufacturing interruptions incurred during the initial COVID-19 lock-downs.  Existing project installation schedules remained largely on track, and demand for ultrasonic meter technology and ORION Cellular radios continued to grow.  Sales of products into the global flow instrumentation end markets were $20.0 million, 17.9% lower than the prior year’s $24.3 million as a result of significantly reduced activity across the array of end markets and applications served.

Earnings

Total operating earnings for the three months ended September 30, 2020 were $19.5 million, or 17.2% of sales, compared to $16.4 million, or 15.1% of sales, in the comparable prior year quarter.  Gross margin dollars increased $3.4 million, and gross margin as a percent of sales increased from 38.4% to 39.6%.  The impact of higher volumes and manufacturing absorption as well as the benefit of improved sales mix benefitted margins.  In addition, the prior year included a discrete, non-recurring warranty provision for a previously installed product solution sold outside North America.  Selling, engineering and administration (“SEA”) expenses were $25.5 million or 22.5% of sales compared to $25.2 million or 23.2% of sales in the comparable prior year quarter.  The modest increase in spend was primarily due to higher personnel costs which were partially offset by lower travel and other pandemic-impacted expenses.

The provision for income taxes as a percentage of earnings before income taxes for the third quarter of 2020 was 23.9% compared to 22.1% in the third quarter of 2019.  Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the three months ended September 30, 2020 were $14.9 million, or $0.51 per diluted share, compared to $12.7 million, or $0.44 per diluted share, for the same period in 2019.

Results of Operations - Nine Months Ended September 30, 2020

Net Sales

The Company’s net sales for the nine months ended September 30, 2020 were $313.2 million compared to $317.1 million during the same period in 2019. Sales into the municipal water market were $251.7 million, an increase of 2.7% from the prior year’s $245.0 million.  The increase was attributable to higher sales of advanced technology products including ORION Cellular LTE-M endpoints, E-Series® Ultrasonic water meters as well as increased SaaS revenue associated with data collection and software analytics.  These trends more than offset the short term decline in orders that occurred in April and May 2020 from the stay-at-home orders throughout much of the United States in response to COVID-19.  Sales of products into the global flow instrumentation end markets were $61.5 million, 14.6% lower than the prior year’s $72.0 million due to significantly reduced activity across the array of industrial end markets served and also the result of widespread COVID-19 shelter-in-place and lockdown restrictions.

Earnings

Total operating earnings for the nine months ended September 30, 2020 were $48.2 million, or 15.4% of sales, compared to $45.8 million, or 14.4% of sales, in the comparable prior year period.  Gross margin dollars increased $1.8 million and gross margin percent improved to 39.7% from 38.6% due to cost reduction actions, improved sales mix, and the prior year’s non-recurring discrete warranty charge. SEA expenses were $76.0 million or 24.3% of sales compared to $76.6 million or 24.2% of sales in the comparable prior year period.  The decrease was primarily due to the net benefit of cost reduction actions and lower pandemic-impacted expenses such as travel, offset by higher personnel, research and development and business optimization investments.

The provision for income taxes as a percentage of earnings before income taxes for the first nine months of 2020 was 24.6% compared to 23.1% in the comparable prior year period.  Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the nine months ended September 30, 2020 were $36.2 million, or $1.24 per diluted share, compared to $34.9 million, or $1.19 per diluted share, for the comparable prior year period.

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

Primary Working Capital

The Company uses primary working capital (“PWC”) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve month Net sales. The following table shows the components of our PWC (in millions):

	September 30, 2020		December 31, 2019
	$	PWC%	$	PWC%
Receivables	$57,706	13.7%	$61,365	14.5%
Inventories	76,987	18.3%	81,948	19.3%
Payables	(37,791)	-9.0%	(31,523)	-7.4%
Primary Working Capital	$96,902	23.0%	$111,790	26.4%

Overall, PWC declined $14.9 million compared to the previous year-end.  Receivables at September 30, 2020 declined $3.7 million due to improved collection efforts.  Inventories declined $5.0 million, the result of inventory planning initiatives Payables at September 30, 2020 were $6.3 million higher than year-end due to the timing of payments and previously negotiated payment terms extensions.

Cash Provided by Operations

Cash provided by operations in the first nine months of 2020 was $73.7 million compared to $61.1 million in the same period of 2019.  The increase was due primarily to higher earnings and lower working capital balances associated with active working capital management initiatives as described above.

Capital expenditures for the first nine months of 2020 were $5.9 million compared to $5.6 million in the comparable prior year period.

Cash and cash equivalents increased $45.0 million, to $93.9 million at September 30, 2020 due to the strong cash flow from operations, partially offset by the payment of the quarterly dividends, and repayment of the short term line of credit.

The Company’s financial condition remains strong.  In June 2018, the Company amended its May 2012 credit agreement with its primary lender and extended its term until September 2021. The credit agreement includes a $125.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit.  While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of September 30, 2020. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products, including, in light of COVID-19.  As future borrowing requirements would likely be fulfilled via the local commercial paper market, the Company routinely monitors the current borrowing market.  The Company had $133.1 million of unused credit lines available at September 30, 2020.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2019 and the first three quarters of 2020 were not material.

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

Item 4  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2020.  Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President – Chief Financial Officer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2Unregistered Sales of Equity Securities and Use of Proceeds

In February 2020, the Board of Directors authorized the repurchase of up to an additional 400,000 shares of the Company’s Common Stock through February 2023.  The following table provides information about the Company's purchases under this repurchase program during the quarter ended September 30, 2020 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
July 1, 2020 - July 31, 2020	-	-	46,500	353,500
August 1, 2020 - August 31, 2020	-	-	46,500	353,500
September 1, 2020 - September 30, 2020	953	$64.00	47,453	352,547
Total as of September 30, 2020	953		47,453	352,547

Item 6  Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10	Amended and Restated Badger Meter, Inc. Executive Supplemental Plan.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) the Consolidated Condensed Statements of Shareholders’ Equity and (vi) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: October 28, 2020	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

	By	/s/ Robert A. Wrocklage
Robert A. Wrocklage
Senior Vice President – Chief Financial Officer

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President – Controller