Form 10-K
period 2020-12-31
BADGER METER INC
filed 2021-02-24
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit   report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity:  As of June 30, 2020, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $1.82 billion.  For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $62.92 per share, the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 2020, and (ii) each of the Company's executive officers and directors is deemed to be an affiliate of the Company.

As of February 3, 2021, there were 29,145,410 shares of Common Stock outstanding with a par value of $1 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year, are incorporated by reference from the definitive Proxy Statement into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements.  The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements.  All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties.  Some risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements include those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2020.

PART I

ITEM 1.	BUSINESS

Badger Meter, Inc. (the “Company”) is a leading innovator, manufacturer and marketer of products incorporating flow measurement, quality, control and other system solutions serving markets worldwide.  The Company was incorporated in 1905.

Throughout this 2020 Annual Report on Form 10-K, the words “we,” “us” and “our” refer to the Company.

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

Market Overview, Products, Systems and Solutions

With more than a century of water technology innovation, Badger Meter is a global provider of industry leading water solutions encompassing flow measurement, quality and other system parameters.  These offerings provide customers with the data and analytics essential to optimize their operations and contribute to the sustainable use and protection of the world’s most precious resource.  The Company’s flow measurement products measure water and other fluids and are known for accuracy, long-lasting durability and for providing valuable and timely measurement data through various methods.  The Company’s water quality monitoring solutions include optical sensing and electrochemical instruments that provide real-time, on-demand data parameters. The Company’s product lines fall into two categories: sales of water meters, radios and related technologies, and water quality monitoring solutions to water utilities (utility water) and sales of meters and other sensing instruments, valves and other products for industrial applications in water, wastewater, and other industries (flow instrumentation).  The Company estimates that approximately 90% of its products are used in water related applications.

Utility water, the largest sales category, is comprised of either mechanical or static (ultrasonic) water meters along with the related radio and software technologies and services used by water utilities as the basis for generating their water and wastewater revenues.  It further comprises other sensor technology used in the water distribution system to ensure the safe and efficient delivery of clean water.  These sensors are used to detect leaks in the distribution piping system and to monitor various water quality parameters throughout the distribution system.  The largest geographic market for the Company’s utility water products is North America, primarily the United States, because most of the Company's meters are designed and manufactured to conform to standards promulgated by the American Water Works Association.  The majority of water meters sold by the Company continue to be mechanical in nature; however, ultrasonic meters are an increasing percentage of the water meters sold by the Company and in the industry, due to a variety of factors, including their ability to maintain measurement accuracy over their useful life.  Providing ultrasonic water meter technology, combined with advanced radio technology, provides the Company with the opportunity to sell into other geographical markets, for example the Middle East, Europe and Southeast Asia.

The flow instrumentation product line primarily serves water applications throughout the broader industrial markets. This product line includes meters, valves and other sensing instruments sold worldwide to measure and control the quantity of fluids going through a pipe or pipeline including water, air, steam, oil, and other liquids and gases.  These products are used in a variety of industries and applications, with the Company’s primary market focus being water/wastewater; heating, ventilating and air conditioning (HVAC) and corporate sustainability.  Flow instrumentation products are generally sold to original equipment manufacturers as the primary flow measurement device within a product or system, as well as through manufacturers’ representatives.

Utility water meters (both residential and commercial) are generally classified as either manually read meters or remotely read meters via radio technology.  A manually read meter consists of a water meter and a register that provides a visual totalized meter reading.  Meters equipped with radio technology (endpoints) receive flow measurement data from battery-powered encoder registers attached to the water meter, which is encrypted and transmitted via radio frequency to a receiver that collects and formats the data appropriately for water utility usage and billing systems.  These remotely read systems are classified as either automatic meter reading (AMR) systems, where a vehicle equipped for meter reading purposes, including a radio receiver, computer and reading software, collects the data from the utilities’ meters; or advanced metering infrastructure (AMI) systems, where data is gathered utilizing a network (either fixed or cellular) of data collectors or gateway receivers that are able to receive radio data transmission from the utilities’ meters. AMI systems eliminate the need for utility personnel to drive through service territories to collect data from the meters.  These systems provide utilities with more frequent and diverse data from their meters at specified intervals.

The ORION® branded family of radio endpoints provides water utilities with a range of industry-leading options for meter reading.  These include ORION (ME) for migratable AMR meter reading, ORION (SE) for traditional fixed network applications, and ORION Cellular for an infrastructure-free meter reading solution.  ORION Migratable makes the migration to fixed network easier for utilities that prefer to start with mobile reading and later adopt fixed network communications, allowing utilities to choose a solution for their current needs and be positioned for their future operational changes.  ORION Cellular eliminates the need for utility-owned fixed network infrastructure, allows for gradual or full deployment, and decreases ongoing maintenance.

Information and analytics are critical to the water metering ecosystem.  The Company’s BEACON® Advanced Metering Analytics (AMA) software suite improves utility visibility to their water and water usage.  BEACON AMA is a secure, cloud-hosted software suite that includes a customizable dashboard, and has the ability to establish alerts for specific conditions.  It also allows for consumer engagement tools that permit end water users (such as homeowners) to view and manage their water usage activity.  Benefits to the utility include improved customer service, increased visibility through faster leak detection, the ability to promote and quantify the effects of its water conservation efforts, and easier compliance reporting.

Water meter replacement and the adoption and deployment of new technology comprise the majority of water meter product sales, including radio products.  To a much lesser extent, housing starts also contribute to the new product sales base.  Over the last decade, there has been a growing trend in the conversion from manually read water meters to meters with radio technology.  This conversion rate is accelerating, with the Company estimating that approximately 65% of water meters installed in the United States have been converted to a radio solution technology.

In addition to our water utility flow measurement solutions, the Company provides various water quality monitoring solutions utilizing optical sensors and electrochemical instruments that measure a variety of parameters including turbidity, pH, chlorine, nitrates and approximately 40 others.   Utilizing these solutions, water quality can be monitored continually or periodically throughout the network from its original source to the point in which it is recycled and returned.  The addition of real-time water quality parameters to core flow measurement, pressure and temperature sensing capabilities enhances the scope of actionable data for water utilities to improve operational security, awareness and efficiency.

The Company’s net sales and corresponding net earnings depend on unit volume and product mix, with the Company generally earning higher average selling prices and margins on meters equipped with radio technology, and higher margins on ultrasonic compared to mechanical meters.  The Company’s proprietary radio products generally result in higher margins than remarketed, non-proprietary technology products.  The Company also sells registers and endpoints separately to customers who wish to upgrade their existing meters in the field.

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

In addition, the Company provides various water quality monitoring solutions utilizing optical sensors and electrochemical instruments that measure a variety of parameters providing industrial customers with both process and discharge water quality monitoring capabilities.

The Company's products are sold throughout the world through employees, resellers and representatives.  Depending on the customer mix, there can be a moderate seasonal impact on sales, primarily relating to higher sales of certain utility water products during the spring and summer months.  No single customer accounts for more than 10% of the Company's sales.

Competition

The Company faces competition for both its utility water and flow instrumentation product lines.  The competition varies from moderate to strong depending upon the products involved and the markets served.  Major competitors for utility water meters include Xylem, Inc. (“Sensus”), Roper Technologies, Inc. (“Neptune”), Master Meter, Inc. and Mueller Water Products, Inc.  Together with Badger Meter, it is estimated that these companies sell in excess of 90% of the water meters in the North American market, which has historically been somewhat insulated from penetration by other competitors due to the historic nature of the mechanical metering technology used.  As static metering technology continues to gain traction in the North American market, additional competitors include firms such as Kamstrup A/S, Diehl Metering GmbH and Itron, Inc., although these competitors lack brand recognition and product breadth and do not have extensive water utility channel distribution to effectively reach the more than 50,000 water utilities in the United States, which impedes their ability to compete.  In addition, as previously noted, the broader technology acceptance of static metering worldwide also provides competitive opportunities for Badger Meter outside North America.

The Company's primary competitors for utility water radio products in North America are Itron, Inc., Hubbel, Inc. (Aclara Technologies), Neptune and Sensus.  The vast majority of the Company’s radio sales are of its own proprietary radio systems; however, the Company may also resell other third party radio products as part of an overall smart meter solution (e.g. Aclara, Itron®).

The Company’s primary competitors for water quality monitoring solutions vary depending on the products and offerings.   Traditional water quality monitoring relies on reagents or test kits, along with lab samples with waiting time for results and the number and scale of competition can be extensive.  The Company’s online, real-time water quality monitoring capabilities generally compete with smaller, specialized firms.

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

There are many competitors in the flow instrumentation markets due to the various end markets and applications served.  They include, among others, Emerson Electric Company, Krohne Messtechnik GmbH, Endress+Hauser AG, Yokogawa Electric Corporation and Cameron International.  With a broad portfolio consisting of products utilizing eight of the ten major flow meter technologies, the Company is well positioned to compete in niche, specialized applications within these markets, primarily focused on the water/wastewater and HVAC.

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

Research and Development

Expenditures for research and development activities related to the development of new products, the improvement of existing products and manufacturing process improvements were $11.6 million in 2020, $11.9 million in 2019 and $11.1 million in 2018.  Research and development activities are primarily sponsored by the Company.  The Company also engages from time to time in joint research and development with other companies and organizations.

Intangible Assets

The Company owns or controls several trade secrets and many patents, trademarks and trade names in the United States and other countries that relate to its products and technologies.  No single patent, trademark, trade name or trade secret is material to the Company's business as a whole.

Environmental Protection

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance control provisions and regulations during 2020, 2019 and 2018 were not material.

Government Regulations

The Company’s operations worldwide are subject to various federal, state, local and foreign laws and regulations. Whether at the federal, state, or local level, the intent of these laws and regulations is to protect product safety, public health and the environment. Similar laws and regulations have been adopted by government authorities in other countries in which we manufacture, distribute, and sell our products.

The Company believes that its operations, including its manufacturing locations, are in substantial compliance with all applicable government laws and regulations, including those related to environmental, consumer protection, international trade, labor and employment, human rights, tax, anti-bribery and competition matters. Any additional measures to maintain compliance are not expected to materially affect the Company's capital expenditures, competitive position, financial position or results of operations.

There are currently no legislative or administrative regulations pending which we anticipate will have a substantial adverse impact on the Company's revenues, earnings or cash flows. However, if new or amended laws or regulations impose significant operational restrictions and compliance requirements upon the Company or its products, the Company's business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted. Refer to Part I, Item 1A. “Risk Factors” of this 2020 Annual Report on Form 10-K for further information.

Human Capital Resources

Our employees are our greatest strength and are critical to the achievement of our vision and successful execution of our strategies. We are committed to recruiting and retaining top talent, in addition to fostering an inclusive environment where all employees can thrive.

The Company and its subsidiaries employed 1,602 persons at December 31, 2020.  Approximately 102 of these employees are covered by a collective bargaining agreement with District 10 of the International Association of Machinists.  The Company is currently operating under a three-year contract with the union, which expires on October 31, 2022.  The Company believes it has good relations with the union and all of its employees.

Some examples of key programs and initiatives that are focused on attracting, developing and retaining a diverse workforce include:

Core Values.  Living our core values is at the heart of Badger Meter’s culture.  In 2020, we refreshed and contemporized our company values to define shifts in mindsets and behaviors needed to win in a competitive marketplace and strengthen the employee experience. Significant enhancements included a focus on diversity, continuous improvement and environmental responsibility.

Recruitment and Retention.  In addition to market competitive compensation and benefits, we focus on open, two-way communication, training and development and early talent programs, among other activities to attract and retain key talent.  Our regrettable turnover was 4.3% in 2020, down from 7.6% in 2019 and 9.9% in 2018.

Diversity, Equity and Inclusion. We believe that developing a diverse and inclusive business makes us and society stronger, energizes our growth through customer engagement and helps us attract and retain talent.

•	40% of our executive officer group is diverse (three women, one Latino).
•	Implemented and completed a pay equity study, taking action to make adjustments where warranted, and continue to actively monitor pay equity.
•	Badger Meter is a signatory to the Equality Act, supporting LGBTQ rights.
•	Signed Metropolitan Milwaukee Association of Commerce (MMAC) Diversity Pledge, a commitment to increasing diversity representation in the workforce.

Employee Rights, Health and Safety.  In addition to on-the-job safety, Badger Meter takes a holistic view of employee health and well-being, including our multifaceted wellness program, B|Well which aims to provide information, activities and support for smart and healthy choices.

•	Safety as measured by our Total Case Incident Rate (TCIR) was 0.65 in 2020, down from 0.98 in 2019 and 1.30 in 2018.
•

Implemented COVID-19 health and safety measures including remote work, robust on-site safety protocols (temperature screening, face coverings, manufacturing modifications to accommodate social distancing, among others) and enhanced sick leave benefits.

•	Badger Meter’s Human Rights Policy outlines our commitment to respecting and supporting internationally recognized human rights and freedoms.
•	We provide an Employee Assistance Program (EAP) and mental health coverage.

Community and Social Activities. Through both financial contributions and volunteer efforts of our employees, Badger Meter supports programs and organizations that address water conservation and quality, education and community concerns which are all vital to community sustainability.

Information about the Company’s Executive Officers

The following table sets forth certain information regarding the Executive Officers of the Registrant.

Name	Position	Age at 2/28/2021
Kenneth C. Bockhorst	Chairman, President and Chief Executive Officer	48
Robert A. Wrocklage	Senior Vice President — Chief Financial Officer	42
Karen M. Bauer	Vice President — Investor Relations, Corporate Strategy and Treasurer	53
Fred J. Begale	Vice President — Engineering	56
William R. A. Bergum	Vice President — General Counsel and Secretary	56
Gregory M. Gomez	Vice President — Global Flow Instrumentation and International Utility	56
Sheryl L. Hopkins	Vice President — Human Resources	53
William J. Parisen	Vice President — Global Operations	54
Kimberly K. Stoll	Vice President — Sales and Marketing	54
Daniel R. Weltzien	Vice President — Controller	42

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

Mr. Gomez was elected Vice President – Flow Instrumentation and International Utility in March 2019. Mr. Gomez served as Vice President - Business Development and Flow Instrumentation from April 2017 to March 2019, Vice President - Flow Instrumentation from September 2014 to April 2017.

Ms. Hopkins was elected Vice President - Human Resources in October 2020.  Prior to joining the Company, Ms. Hopkins served as Vice President of Human Resources for ADVENT from April 2019 to October 2020 and Senior Vice President of Human Resources for Runzheimer International from July 2010 to March 2018.  Previously, she held roles of increasing responsibility at Eaton Corporation and other multinational public companies.

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

Foreign Operations and Export Sales

The Company sells its products through employees, resellers and representatives throughout the world. Additionally, the Company has sales, distribution and manufacturing facilities in Neuffen, Germany and Vienna, Austria; sales and customer service offices in Mexico, Singapore, China, United Arab Emirates and other similar locations throughout the world; manufacturing facilities in Nogales, Mexico, Brno, Czech Republic and Bern, Switzerland; and a development facility in Luleå, Sweden.  The Company exports products from the United States that are manufactured in Milwaukee, Wisconsin; Racine, Wisconsin and Tulsa, Oklahoma.

Information about the Company's foreign operations and export sales is included in Note 9 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2020 Annual Report on Form 10-K.

Financial Information about Industry Segments

The Company operates in one industry segment as an innovator, manufacturer and marketer of products incorporating flow measurement, control and communication solutions.  Information about the Company's sales, operating earnings and assets is included in the Consolidated Financial Statements and in Note 9 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2020 Annual Report on Form 10-K.

ITEM 1A	RISK FACTORS

Shareholders, potential investors and other readers are urged to consider the significant business risks described below in addition to the other information set forth or incorporated by reference in this 2020 Annual Report on Form 10-K, including the “Special Note Regarding Forward Looking Statements” at the front of this 2020 Annual Report on Form 10-K.  If any of the events contemplated by the following risks actually occur, our financial condition or results of operations could be materially adversely affected.  The following list of risk factors may not be exhaustive.  We operate in a continually changing business, economic and geopolitical environment, and new risk factors may emerge from time to time.  We can neither predict these new risk factors with certainty nor assess the precise impact, if any, on our business, or the extent to which any factor, or combination of factors, may adversely impact our results of operations.  While there is much uncertainty, we do analyze the risks we face, perform a probability assessment of their impacts and attempt to soften their potential impact when and if possible.

PRODUCTS, TECHNOLOGY AND SERVICES

The inability to develop technologically advanced products could harm our future success.

We believe that our future success depends, in part, on our ability to develop technologically advanced products that meet or exceed appropriate industry standards.  Although we believe that we currently have a competitive advantage in this area, maintaining such advantage will require continued investment in research and development, sales, marketing and manufacturing capabilities.  There can be no assurance that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to maintain such competitive advantage.  If we are unable to maintain our competitive advantage, our future financial performance may be adversely affected.  We are not currently aware of any emerging standards, technologies or new products that could render our existing products obsolete in the near term.  Our radios operate on networks which are changing as part of the natural evolution of technology. The pace of that change is largely outside of the Company’s control and the sun-setting of a network may have an adverse impact on the Company.  The municipal water industry is continuing to see the adoption of static water meters.  Static water metering has lower barriers to entry that could affect the competitive landscape in North America.  We believe we have a competitive product. If the adoption rate for static meters were to accelerate, we believe competitors lack brand recognition and product breadth and do not have extensive water utility channel distribution to effectively reach the more than 50,000 water utilities in the United States.

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

The Company periodically assumes the role of prime contractor for providing complete technology systems, installation and other services and project management to governmental entities, which brings with it added risks, including but not limited to, our responsibility for managing subcontractor performance and project timelines and the potential for expanded warranty and performance obligations.  While we have managed a number of these types of arrangements, it is possible to encounter a situation where we may not be able to perform to the expectations of the governmental entity, and thus incur additional costs that could affect our profitability or harm our reputation.

If we are not able to protect our proprietary rights to our software and related products, our ability to market our software products could be hindered and our results of operations, financial position and cash flows could be materially and adversely affected.

We rely on our agreements with customers, confidentiality agreements with employees, and our trademarks, trade secrets, copyrights and patents to protect our proprietary rights.  These legal protections and precautions may not prevent misappropriation of our proprietary information.  In addition, substantial litigation regarding intellectual property rights exists in the software industry, and software products and other components may increasingly be subject to third-party infringement claims.  Such litigation and misappropriation of our proprietary information could hinder our ability to market and sell products and services and our results of operations, financial position and cash flows could be materially and adversely affected.

BUSINESS CONDITIONS

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

We are affected by the availability and prices for raw materials and component parts, including purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel and cast iron), plastic resins, microprocessors and other electronic subassemblies, and components that are used in the manufacturing process.  The inability to obtain adequate supplies of raw materials and component parts for our products at favorable prices could have a material adverse effect on our business, financial condition or results of operations by decreasing profit margins and by negatively impacting timely deliveries to customers.  In the past, we have been able to offset price increases in raw materials and component parts by increased sales prices, active materials management, product engineering programs and the diversity of materials used in the production processes.  However, we cannot be certain that we will be able to accomplish this in the future.  Since we do not control the actual production of these raw materials and component parts, there may be delays caused by an interruption in the production or transportation of these materials for reasons that are beyond our control.  World commodity markets and inflation may also affect raw material and component part prices. In addition, we rely on single suppliers for microprocessors, castings and components in several of our product lines and the loss of such suppliers could temporarily disrupt operations in the short term.

Economic conditions could cause a material adverse impact on our sales and operating results.

As a supplier of products and software, the majority of which are to water utilities, we may be adversely affected by global economic conditions, delays in governmental programs created to stimulate the economy, and the impact of government budget cuts or partial shutdowns of governmental operations that affect our customers, including independent distributors, large city utilities, public and private water companies and numerous smaller water utilities.  These customers may delay capital projects, including non-critical maintenance and upgrades, or may not have the ability to authorize and finance purchases during economic downturns or instability in world markets.  We also sell products for other applications to reduce our dependency on the municipal water market.  A significant downturn in this market could cause a material adverse impact on sales and operating results.  Therefore, a downturn in general economic conditions, as well as in the municipal water market, and delays in the timing or amounts of possible annual federal funding and periodic stimulus fund programs, government budget cuts or partial shutdowns of governmental operations, or the availability of funds to municipalities could result in a reduction in demand for our products and services and could harm the business.

Geopolitical crisis, including terrorism or pandemics, could adversely affect our business.

Our operations are susceptible to global events, including acts or threats of war or terrorism, international conflicts, political instability, and widespread outbreak of an illness or other health issue. The occurrence of any of these events could have an adverse effect on our business results and financial condition.  See the separate risk factor specific to the global coronavirus (COVID-19) pandemic.

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

Competitive pressures in the marketplace for our products could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits.  We operate in an environment where competition varies from moderate to strong and a number of our competitors have greater financial resources.  Our competitors also include alliance partners that sell products that do or may compete with our products.  The principal elements of competition for our most significant product applications, residential and commercial water meters for the municipal water utility market (with various radio technology systems), are price, product technology, quality and service.  The competitive environment is also affected by the movement toward radio technologies and away from manually read meters, the demand for replacement units and, to some extent, such things as global economic conditions, the timing and size of governmental programs such as stimulus programs, the ability of municipal water utility customers to authorize and finance purchases of our products, our ability to obtain financing, housing starts in the United States, and overall economic activity.  For our flow instrumentation products, the competitive environment is affected by the general economic health of various industrial sectors particularly in the United States and Europe.

GOVERNMENT REGULATION

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

We are subject to a variety of laws in various countries and markets, such as those regulating lead or other material content in certain of our products, the handling, recycling and disposal of certain electronic and other materials, the use and/or licensing of radio frequencies necessary for radio products, data privacy and protection, as well as customs and trade practices.  We cannot predict the nature, scope or effect of future environmental or regulatory requirements to which our operations might be subject or the manner in which existing or future laws will be administered or interpreted.  Currently, the cost of complying with existing laws is included as part of our on-going expenses and does not have a material effect on our business or financial position, but a change in the future could adversely affect our profitability.

GENERAL

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

In June 2016, voters in the United Kingdom approved the United Kingdom’s exit from the European Union (“Brexit”), and the United Kingdom officially withdrew from the European Union on January 31, 2020. On December 30, 2020, the European Union and the United Kingdom entered into an agreement regarding their future relationship (EU-UK Trade and Cooperation Agreement), which provisionally applies until February 28, 2021, by which date it is expected to be fully ratified by all the parties. Despite this development, Brexit continues to be the source of significant economic uncertainty in the United Kingdom and in Europe, the Middle East, and Asia, which may negatively impact our business results in those regions. In addition, changes related to Brexit could result in disruptions to trade and free movement of goods, services and people to and from the United Kingdom, increased foreign exchange volatility with respect to the British pound and additional legal, political and economic uncertainty, all of which could potentially disrupt the markets we serve, the tax jurisdictions in which we operate, adversely change tax benefits or liabilities in these or other jurisdictions and may cause us to lose customers, suppliers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.  Any of these effects could adversely affect our business and results of operations.

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

As part of our business strategy, we continue to evaluate and may pursue selected business or product acquisition opportunities that we believe may provide us with certain operating and financial benefits.  There can be no assurance that we will identify or complete transactions with suitable acquisition candidates in the future.  If we complete any such acquisitions, they may require integration into our existing business with respect to administrative, financial, legal, sales, marketing, manufacturing and other functions to realize these anticipated benefits.  If we are unable to successfully integrate a business or product acquisition, we may not realize the benefits identified in our due diligence process, and our financial results may be negatively impacted.  Additionally, significant unexpected liabilities may arise during or after completion of an acquisition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company has sales, development, distribution and manufacturing facilities and customer service offices as noted in Part I, Item 1 of this 2020 Annual Report on Form 10-K under the heading “Foreign Operations and Export Sales.”  The principal facilities utilized by the Company at December 31, 2020 are listed below.  The Company owns all such facilities except as noted.  The Company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

		Approximate area
Location	Principal use	(square feet)
Milwaukee, Wisconsin, USA	Manufacturing and offices	324,200
Racine, Wisconsin, USA	Manufacturing and offices	134,300	(1)
Nogales, Mexico	Manufacturing	181,300

(1)	Leased facility. Lease term expires December 31, 2025.
ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, the Company is named in legal proceedings from time to time.  There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations.  Information about the Company's compliance with environmental regulations is included in Part I, Item 1 of this 2020 Annual Report on Form 10-K under the heading “Environmental Protection.”

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the New York Stock Exchange (NYSE Trading Symbol: BMI).  At February 3, 2021, there were approximately 652 holders of the Company’s Common Stock. Other information required by this Item is set forth in Note 2 “Common Stock” and Note 10 “Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this  Annual Report on Form 10-K.

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

The following graph compares on a cumulative basis the yearly percentage change since January 1, 2016 in (a) the total shareholder return on the Company’s Common Stock with (b) the total return on the Russell 2000® Index, and (c) the total return of the peer group made up of 14 companies, including the Company, in similar industries and with similar market capitalization.  The Russell 2000® Index is a trademark of the Frank Russell Company, and is used herein for comparative purposes in accordance with Securities and Exchange Commission regulations.

The graph assumes $100 invested on December 31, 2015.  It further assumes the reinvestment of dividends.  The returns of each component company in the peer groups have been weighted based on such company's relative market capitalization.

December 31		2015	2016	2017	2018	2019	2020
Badger Meter, Inc.	Return %		27.71%	30.94%	4.10%	33.45%	46.39%
	Cumulative $	$100.00	$127.71	$167.22	$174.08	$232.31	$340.07
Russell 2000 Index	Return %		21.31%	14.65%	-11.01%	25.52%	19.96%
	Cumulative $	$100.00	$121.31	$139.08	$123.76	$155.35	$186.36
Peer Group	Return %		33.10%	20.10%	-20.18%	34.49%	17.56%
	Cumulative $	$100.00	$133.10	$159.85	$127.59	$171.59	$201.73

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

In February 2020, the Board of Directors authorized the repurchase of up to an additional 400,000 shares of the Company’s Common Stock through February 2023.  The following table provides information about the Company's purchases under this repurchase program during the quarter ended December 31, 2020 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
October 1, 2020 - October 31, 2020	2,500	$72.97	49,953	350,047
November 1, 2020 - November 30, 2020	—	—	49,953	350,047
December 1, 2020 - December 31, 2020	—	—	49,953	350,047
Total as of December 31, 2020	2,500		49,953	350,047

ITEM 6. SELECTED FINANCIAL DATA

Omitted per the amendments to Regulation S-K.

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

It remains difficult to estimate the severity and duration of the impact of the COVID-19 pandemic on the Company’s business, financial position or results of operations. The magnitude of the impact will be determined by the duration and span of the pandemic, operational disruptions including those resulting from government actions, delivery interruptions due to component supply availability or logistical challenges, the timeline of an effective and broadly available vaccine and the overall impact on the economy.  The Company has contingency plans in place to adequately respond to a wide range of potential economic scenarios and our Board of Directors continues to monitor and evaluate the ongoing situation.

Long Term Business Trends

Across the globe, increasing regulations and a focus on sustainability are driving companies and utilities to better manage critical resources like water, monitor their use of hazardous materials and reduce exhaust gases.  Some customers measure fluids to identify leaks and/or misappropriation for cost control or add measurement points to help automate manufacturing.  Other customers employ measurement to comply with government mandates and laws including those associated with process and discharge water quality monitoring.  The Company provides flow measurement technology to measure water, oil, chemicals and other fluids, gases and steams.  This technology is critical to provide baseline usage data and to quantify reductions as customers attempt to reduce consumption.  For example, once water usage metrics are better understood, a strategy for water-use reduction can be developed with specific water-reduction initiatives targeted to those areas where it is most viable.  With the Company’s technology, customers have found costly leaks, pinpointed equipment in need of repair, and identified areas for process improvements.

Increasingly, customers in the utility water market are interested in more frequent and diverse data collection and the use of water metering and quality analytics to evaluate water distribution activity.  Specifically, AMI technology enables water utilities to capture readings from each meter at more frequent and variable intervals.  There are more than 50,000 water utilities in the United States and the Company estimates that approximately 65% of them have converted to a radio solution.  The Company believes it is well positioned to meet this continuing conversion trend with its comprehensive radio and software solutions.

In addition, certain water utilities are converting from mechanical to static meters.  Ultrasonic water metering maintains a high level of measurement accuracy over the life of the meter, reducing a utility’s non-revenue water.  The Company has over a decade of proven reliability in the market with its ultrasonic meters and has recently launched its next generation of ultrasonic metering with its D-Flow technology, which the Company believes increases its competitive differentiation.  While the introduction of ultrasonic technology into North America may increase competition, it also opens up further geographic penetration opportunities for the Company as previously described.

For over 115 years, the Company has offered innovative flow metering and control solutions for smart water management, smart buildings and smart industrial processes. The acquisition of s::can GmbH and subsidiaries (“s::can”), a leading provider of online water quality monitoring solutions, adds real-time water quality parameters to our capabilities and enhances the scope of actionable data for our customers to help measure and protect resources for a smarter world. The combined solutions from Badger Meter and s::can offer technology that measures both the quantity and quality of liquids.

Finally, the concept of “Smart Cities” is one avenue to affect efficient city operations, conserve resources and improve service and delivery.  Smart water solutions (“Smart Water”) are those that provide actionable information through data analytics from an interconnected and interoperable network of sensors and devices that help people and organizations efficiently use and conserve one of the world’s most precious resources.  Badger Meter is well positioned to benefit from the advancement of Smart Water applications within the Smart Cities framework.  Cities have a keen interest in Smart Water as it provides both a revenue base, quality monitoring and conservation outcome.  Badger Meter is one of approximately a dozen firms, and the only smart water company, that participates in the AT&T Smart City Alliance.  By leveraging this alliance, the Company has been able to gain access and sell its broad smart water solutions to higher level decision makers within a city such as the mayor’s office.  In addition, it allows Badger Meter to keep abreast of emerging cellular technology changes which the Company believes is the premier infrastructure-free AMI solution.

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

In addition, the Company has expanded its smart water offering with the addition of online water quality monitoring solutions, adding real-time water quality parameters to augment the scope of actionable data for water utility and industrial customers to optimize their operations.

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

Acquisitions

On November 2, 2020, the Company acquired 100% of the outstanding stock of s::can headquartered in Vienna, Austria.  s::can specializes in optical water quality sensing solutions that provide real-time measurement of a variety of parameters in water and wastewater utilizing in-line monitoring systems.

The total purchase consideration for s::can was $30.6 million, which included $29.1 million in cash and $1.5 million in payments that are anticipated to be made in the first quarter of 2021, which are recorded in payables on the Consolidated Balance Sheet at December 31, 2020. The Company's preliminary allocation of the purchase price at December 31, 2020 included $3.1 million of receivables, $4.3 million of inventory, $1.2 million of other assets, $12.7 million of intangibles and $17.4 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily customer relationships and developed technology with an estimated average useful life of 12 years. The Company also assumed $3.6 million of accounts payable, $3.2 million of deferred tax liabilities and $1.3 million of other liabilities as part of the acquisition.  The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of December 31, 2020, the Company had not completed its analysis for estimating the fair value of the assets acquired.  This acquisition is further described in Note 3 “Acquisitions” in the Notes to Consolidated Financial Statements.

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

In the first quarter of 2019 and the fourth quarter of 2020, the Company made separate payments of contingent acquisition consideration of $1.0 million related to the May 1, 2017 acquisition of 100% of the outstanding common stock of D-Flow Technology AB (“D-Flow”) of Lulea, Sweden.  These were the final payments associated with the acquisition.

RESULTS OF OPERATIONS

Net Sales

Net sales in 2020 increased $0.9 million, or less than 1%, to $425.5 million from $424.6 million in 2019.  Sales into the utility water market were $344.3 million, an increase of 4% over the prior year’s $330.7 million. The increase was attributable to higher sales of advanced technology products including ORION Cellular LTE-M endpoints, E-Series Ultrasonic water meters as well as increased BEACON SaaS revenue associated with data collection and software analytics. It also included approximately $2.5 million of sales related to s::can, acquired on November 2, 2020. These favorable trends more than offset the short term decline in orders that occurred in April and May 2020 from the stay-at-home orders throughout much of the United States in response to COVID-19.  Sales of products into the global flow instrumentation end markets were $81.2 million, 13.6% lower than the prior year’s $94.0 million due to significantly reduced activity across the array of industrial end markets served and also the result of widespread COVID-19 shelter-in-place and lockdown restrictions.

Net sales in 2019 decreased $9.1 million, or 2%, to $424.6 million from $433.7 million in 2018. Sales into the utility water market were $330.7 million, a decrease of 1% compared to the prior year’s $334.7 million, while sales into the flow instrumentation end markets were $93.9 million, a 5% decrease from 2018 sales of $99.0 million. Utility water sales benefitted from higher sales of smart water solutions in North America where sales increased 1% year-over-year, however, sales into international markets, primarily the Middle East, declined significantly as a $5.5 million sale from 2018 did not repeat. While the Company continued to benefit from favorable market demand, it experienced a mid-year pause in certain order activity as a result of new product launches, most notably commercial ultrasonic meters and next generation cellular radio offerings. Sales of products into the global flow instrumentation end markets declined due to sluggish global industrial activity across multiple end markets served.

Operating Earnings

Operating earnings in 2020 were $65.2 million, or 15.3% of sales, compared to $62.1 million, or 14.6% of sales, in 2019.  Gross margin increased $4.7 million, and as a percent of sales increased from 38.5% in 2019 to 39.5% in 2020.  The improvement was due to higher volumes and improved sales mix as noted above, along with favorable pricing actions.  These benefits were modestly offset by a net increase in warranty provisions year-over-year, including a $3.5 million cellular network sunset provision recorded in the fourth quarter of 2020. Selling, engineering and administration (“SEA”) expenses were $103.1 million or 24.2% of sales compared to $101.4 million or 23.9% of sales in the comparable prior year period.  The increase was primarily due to higher personnel, research and development and business optimization investments, as well as the inclusion of s::can.  These increases were partially offset by the net benefit of COVID-19 cost reduction actions and lower pandemic-impacted expenses such as travel and convention costs.

Operating earnings in 2019 were $62.1 million or 14.6% of sales, compared to $56.9 million, or 13.1% of sales, in 2018.  Gross margin increased $1.2 million, despite lower sales volumes, and increased as a percent of sales from 37.4% in 2018 to 38.5% in 2019.  This was largely the result of improved utility sales mix attributed to selling more meters with radios, SaaS revenues, and favorable regional sales mix.  In addition, gross margins benefitted from positive price/cost dynamics due primarily to lower commodity costs in 2019, particularly brass.  SEA expenses declined $4.1 million year-over-year, which included $2.6 million of executive retirement charges incurred in the prior year which did not repeat.  The remaining decrease in SEA was associated with tighter discretionary spending controls that more than offset normal inflation for employee salaries and benefits as well as higher engineering expenses to support product innovation and development.

Interest Expense, Net

Net interest expense was less than $0.1 million in 2020 compared to $0.3 million in 2019 and $1.2 million in 2018.   The decreases were due to the repayment of borrowings using cash from operations.

Income Taxes

There were no significant variations in income taxes as a percentage of earnings before income taxes which were 24.1%, 23.4% and 22.5% for 2020, 2019 and 2018, respectively.

Earnings and Diluted Earnings per Share

For 2020, the increase in operating earnings and lower interest expense resulted in net earnings of $49.3 million compared to $47.2 million in 2019.  On a diluted basis, earnings per share were $1.69 in 2020 compared to $1.61 in 2019.

For 2019, the increase in operating earnings and lower interest expense, along with the non-recurring pension termination charges in 2018, resulted in net earnings of $47.2 million compared to $27.8 million in 2018.  On a diluted basis, earnings per share were $1.61 in 2019 compared to $0.95 in 2018.

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

Primary Working Capital

We use primary working capital (PWC) as a percentage of sales as a key metric for working capital efficiency. We define this metric as the sum of receivables and inventories less payables, divided by annual net sales. The following table shows the components of our PWC (in millions):

	12/31/2020		12/31/2019
	$	PWC%	$	PWC%
Receivables	$61,689	14.5%	$61,365	14.5%
Inventories	81,586	19.2%	81,948	19.3%
Payables	(34,923)	-8.2%	(31,523)	-7.4%
Primary Working Capital	$108,352	25.5%	$111,790	26.4%

Overall PWC decreased $3.4 million as the Company undertook several working capital improvement actions during the year, reducing PWC by $8.8 million, which was partially offset by the acquisition of s::can which added $5.4 million of PWC.  Receivables at December 31, 2020 were $61.7 million compared to $61.4 million at the end of 2019.  Excluding s::can, a decrease of $3.0 million was due to robust collection efforts and active monitoring processes instituted during the year.  The Company believes its receivables balance is fully collectible.  Inventories at December 31, 2020 were $81.6 million, a modest decrease from $81.9 million at December 31, 2019, with the acquisition of s::can offsetting a core inventory reduction of $4.6 million resulting from improved inventory planning actions. Payables at December 31, 2020 were $34.9 million, up from $31.5 million at the end of 2019 with the majority of the increase due to the acquisition of s::can.

Cash Provided by Operations

Cash provided by operations in 2020 was $89.6 million compared to $80.7 million in 2019.  The increase from 2019 was driven primarily by improved working capital management as well as higher operating earnings.  Operating cash flow was more than adequate to fund the acquisition of s::can ($29.1 million, net of cash acquired), capital expenditures of $9.1 million along with dividends of $20.3 million and $3.1 million in share repurchases to partially offset equity compensation dilution.  The remaining cash flow was used to reduce short term borrowings and add to cash balances.

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

Capital expenditures were $9.1 million, $7.5 million and $8.6 million in fiscal 2020, 2019 and 2018, respectively.  Capital expenditures for fiscal 2021 are expected to be in the $10-12 million range, but could vary depending on timing of R&D projects, growth opportunities and the amount of assets purchased.

Short-term debt decreased to $0 from $4.5 million at December 31, 2019 due to the strong cash flow from operations. At the end of 2020, the Company was in a net cash position of $72.3 million.

The Company’s financial condition remains strong. In June 2018, the Company amended its May 2012 credit agreement with its primary lender and extended its term until September 2021. The credit agreement includes a $125.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit.  While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of December 31, 2020. The Company intends to enter into a new credit facility in 2021, prior to the expiration of existing agreement. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products.  The Company had $133.5 million of unused credit lines available at December 31, 2020.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements at December 31, 2020.

CONTRACTUAL OBLIGATIONS

The following table includes the Company's significant contractual obligations as of December 31, 2020.  There are no material undisclosed guarantees.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases (undiscounted)	$8,448	$2,526	$2,753	$2,348	$821
Total contractual obligations	$8,448	$2,526	$2,753	$2,348	$821

Other than items included in the preceding table, as of December 31, 2020, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days.  The Company also has long-term obligations related to its postretirement plans which are discussed in detail in Note 7 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2020 Annual Report on Form 10-K.  Postretirement medical claims are paid by the Company as they are submitted, and they are anticipated to be $0.4 million in 2021 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's accounting policies are more fully described in Note 1 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2020 Annual Report on Form 10-K.  As discussed in Note 1, the preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company's more significant estimates relate primarily to the following judgmental reserves:  allowance for doubtful accounts, reserve for obsolete inventories, and warranty and after-sale costs reserve.  Each of these reserves is evaluated quarterly and is reviewed with the Company's internal Disclosure Committee and the Audit and Compliance Committee of the Board of Directors.  The basis for these reserve amounts is determined by analyzing the anticipated exposure for each account, and then selecting the most likely amount based upon historical experience and various other considerations that are believed to be reasonable under the circumstances.  These methods have been used for all years in the presented financials and have been used consistently throughout each year.  Actual results may differ from these estimates if actual experiences vary from the Company's assumptions.

The criteria used for calculating each of the reserve amounts vary by type of reserve.  For the allowance for doubtful accounts reserve, significant past due balances are individually reviewed for collectability, while the balance of accounts is reviewed in conjunction with applying historical write-off ratios.  The calculation for the obsolete and excess inventories reserve is determined by analyzing the relationship between the age and quantity of items on hand versus estimated usage to determine if excess quantities exist.  The calculation for warranty and after-sale costs reserve uses criteria that include known potential warranty issues on past sales as well as historical claim experience and current warranty trends.  The changes in the balances of these reserves at December 31, 2020 compared to the prior year were due to normal business conditions and developments.  While the Company continually strives to improve its estimates, no significant changes in the underlying processes are expected for 2021.

The Company also uses estimates in four other significant areas: (i) stock-based compensation, (ii) acquisitions, (iii) income taxes, and (iv) evaluating goodwill, at least annually, for impairment.

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

The Company records assets and liabilities acquired in a business combination at fair value. The excess of the purchase price over the estimated fair value is recorded as goodwill.  Acquired intangible assets, excluding goodwill, are valued using a discounted cash flow methodology which is based on future cash flows that are specific to the type of intangible asset purchased.

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

OTHER MATTERS

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2020, 2019 and 2018 were not material.

See the “Special Note Regarding Forward Looking Statements” at the front of this Annual Report on Form 10-K and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of risks and uncertainties that could impact the Company's financial performance and results of operations.

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

The Company's ability to generate operating income and to increase profitability depends somewhat on the general conditions of the United States and foreign economies, including to some extent such things as the length and severity of global economic downturns; the timing and size of governmental programs such as annual federal funding and periodic stimulus fund programs, as well as the impact of government budget cuts or partial shutdowns of governmental operations; international or civil conflicts that affect international trade; the ability of municipal water utility customers to authorize and finance purchases of the Company's products; the Company's ability to obtain financing; housing starts in the United States; and overall industrial activity.  In addition, changes in governmental laws and regulations, particularly laws dealing with the content or handling of materials, customs or trade practices, may impact the results of operations.  These factors are largely beyond the Company's control and depend on the economic condition and regulatory environment of the geographic region of the Company's operations.

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

The Company's foreign currency risk relates to the sales of products to foreign customers and purchases of material from foreign vendors.  The Company uses lines of credit with U.S. and European banks to offset currency exposure related to European receivables and other monetary assets.  As of December 31, 2020 and 2019, the Company's foreign currency net monetary assets were partially offset by comparable debt resulting in no material exposure to the results of operations.  The Company believes the effect of a change in foreign currency rates will not have a material adverse effect on the Company's financial position or results of operations, either from a cash flow perspective or on the financial statements as a whole.

The Company typically does not hold or issue derivative instruments and has a policy specifically prohibiting the use of such instruments for trading purposes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is set forth in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in this 2020 Annual Report on Form 10-K.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on this assessment, the Company's management believes that, as of December 31, 2020, the Company's internal control over financial reporting was effective based on those criteria.

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

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Badger Meter, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Badger Meter, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Badger Meter, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021, expressed an unqualified opinion thereon.

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

February 24, 2021

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Badger Meter, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Badger Meter, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters do not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Warranty and After-Sale Costs Reserve
Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company estimates and records provisions for warranties and other after-sale costs.  Warranty provisions are recorded in the period of sale, using historical claims data revised for recent trending and expectations to estimate future warranty costs.  After-sale costs represent costs expected to be incurred related to specifically identified product issues as well as activities outside the written warranty policy and are estimated by the Company based on the individual facts and circumstances. The Company’s accrued liability was $11.6 million as of December 31, 2020, representing its best estimate of the expected warranty and after-sale costs.

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

           Accounting for Acquisitions – Valuation of s::can Messtechnik GmbH Intangible Assets

Description of the Matter

As discussed in Note 3 to the financial statements, during 2020, the Company completed its acquisition of s::can Messtechnik GmbH (“s::can”) for consideration of $30.6 million, net of cash acquired. The transaction was accounted for using the guidance under ASC 805 Business Combinations.

Auditing the Company's accounting for its acquisition of s::can was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of identified intangible assets of $12.7 million, which principally consisted of developed technology, customer relationships, and trademarks. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business.  The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (including revenue growth rates, attrition rates and royalty rates).  These assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company's controls over its accounting for acquisitions. For example, we tested controls over the estimation process supporting the measurement of developed technology, customer relationships, and trademark intangible assets, including management’s review of the significant assumptions used in the valuation models.

To test the estimated fair value of the developed technology, customer relationships, and trademark intangible assets, our audit procedures included, among others, evaluating the Company's valuation methodology, and testing the significant assumptions discussed above including the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We compared the revenue growth rates to third-party industry projections and to the historical performance of the acquired business. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. For example, we evaluated the discount rates by comparing them to discount rate ranges that were independently developed using publicly available market data for comparable peers. We also compared the customer attrition rates to historical customer retention rates and the royalty rate to relevant comparable licensing agreements.

/s/ Ernst & Young LLP

We have served as Badger Meter, Inc.’s auditor since 1927.

Milwaukee, Wisconsin

February 24, 2021

BADGER METER, INC.

Consolidated Balance Sheets

	December 31,
	2020	2019
	(Dollars in thousands)
Assets
Current assets:
Cash	$72,273	$48,871
Receivables	61,689	61,365
Inventories:
Finished goods	24,881	22,946
Work in process	16,841	17,728
Raw materials	39,864	41,274
Total inventories	81,586	81,948
Prepaid expenses and other current assets	5,303	7,910
Total current assets	220,851	200,094
Property, plant and equipment, at cost:
Land and improvements	9,156	9,056
Buildings and improvements	69,700	68,443
Machinery and equipment	138,548	132,326
	217,404	209,825
Less accumulated depreciation	(134,699)	(124,064)
Net property, plant and equipment	82,705	85,761
Intangible assets, at cost less accumulated amortization	53,598	48,163
Other assets	17,428	15,875
Deferred income taxes	5,090	742
Goodwill	88,708	71,258
Total assets	$468,380	$421,893
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$-	$4,480
Payables	34,923	31,523
Accrued compensation and employee benefits	14,617	12,754
Warranty and after-sale costs	11,617	5,583
Other current liabilities	4,042	2,907
Total current liabilities	65,199	57,247
Other long-term liabilities	25,283	22,980
Deferred income taxes	5,696	876
Accrued non-pension postretirement benefits	5,789	5,711
Other accrued employee benefits	5,154	4,011
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common Stock, $1 par; authorized 40,000,000 shares; issued 37,221,098 shares in 2020 and 37,200,698 shares in 2019	37,221	37,200
Capital in excess of par value	44,964	41,956
Reinvested earnings	314,850	285,879
Accumulated other comprehensive income	1,313	425
Less: Employee benefit stock	-	(154)
Treasury stock, at cost; 8,073,307 shares in 2020 and 8,082,166 shares in 2019	(37,089)	(34,238)
Total shareholders’ equity	361,259	331,068
Total liabilities and shareholders’ equity	$468,380	$421,893

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2020	2019	2018
	(In thousands except per share amounts)
Net sales	$425,544	$424,625	$433,732
Cost of sales	257,295	261,097	271,383
Gross margin	168,249	163,528	162,349
Selling, engineering and administration	103,093	101,380	105,480
Operating earnings	65,156	62,148	56,869
Interest expense, net	30	253	1,157
Other pension and postretirement costs	145	288	19,860
Earnings before income taxes	64,981	61,607	35,852
Provision for income taxes	15,638	14,430	8,062
Net earnings	$49,343	$47,177	$27,790
Earnings per share:
Basic	$1.70	$1.63	$0.96
Diluted	$1.69	$1.61	$0.95
Shares used in computation of earnings per share:
Basic	29,052	29,028	28,993
Impact of dilutive securities	178	192	196
Diluted	29,230	29,220	29,189

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Net earnings	$49,343	$47,177	$27,790
Other comprehensive income :
Foreign currency translation adjustment	1,096	(58)	(484)
Pension and postretirement benefits, net of tax	(208)	(97)	13,657
Comprehensive income	$50,231	$47,022	$40,963

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Operating activities:
Net earnings	$49,343	$47,177	$27,790
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	12,253	11,569	11,354
Amortization	12,963	12,577	12,961
Deferred income taxes	(3,082)	(1,524)	(5,269)
Pension termination settlement charges	—	—	19,900
Contributions to pension plan	—	—	(2,860)
Noncurrent employee benefits	206	(40)	464
Stock-based compensation expense	1,415	1,214	4,174
Changes in:
Receivables	3,036	5,451	(7,999)
Inventories	5,129	(1,220)	4,859
Payables	(391)	11,642	(9,868)
Prepaid expenses and other current assets	(3,522)	(7,732)	(5,062)
Other liabilities	12,228	1,600	9,906
Total adjustments	40,235	33,537	32,560
Net cash provided by operations	89,578	80,714	60,350
Investing activities:
Property, plant and equipment additions	(9,059)	(7,496)	(8,643)
Acquisitions, net of cash acquired	(29,134)	—	(8,048)
Net cash used for investing activities	(38,193)	(7,496)	(16,691)
Financing activities:
Net decrease in short-term debt	(4,600)	(13,500)	(21,012)
Payment of contingent acquisition consideration	(1,001)	(2,555)	(2,034)
Dividends paid	(20,340)	(18,595)	(16,265)
Proceeds from exercise of stock options	1,058	1,961	1,443
Purchase of common stock for treasury stock	(3,116)	(5,207)	(4,795)
Issuance of treasury stock	180	187	523
Net cash used for financing activities	(27,819)	(37,709)	(42,140)
Effect of foreign exchange rates on cash	(164)	276	403
Increase in cash	23,402	35,785	1,922
Cash and cash equivalents — beginning of year	48,871	13,086	11,164
Cash and cash equivalents — end of year	$72,273	$48,871	$13,086
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$17,995	$13,066	$12,503
Interest	$91	$268	$1,175
Non cash transactions:
Settlement of Innovative Metering Systems payables prior to the acquisition	$—	$—	$3,246

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Shareholders’ Equity

	Years ended December 31,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Employee benefit stock	Treasury stock	Total
	(In thousands except per share amounts)
Balance, December 31, 2017	$37,165	$32,182	$244,224	$(10,893)	$(460)	$(24,766)	$277,452
Net earnings	—	—	27,790	—	—	—	27,790
Pension and postretirement benefits (net of $5,127 tax effect)	—	—	—	13,657	—	—	13,657
Foreign currency translation	—	—	—	(484)	—	—	(484)
Cash dividends of $0.56 per share	—	—	(16,273)	—	—	—	(16,273)
ASU 2014-09 adoption impact	—	—	(128)	—	—	—	(128)
ASU 2018-02 adoption impact	—	—	1,700	(1,700)	—	—	—
Stock options exercised	33	1,410	—	—	—	68	1,511
ESSOP transactions	—	(78)	—	—	154	—	76
Stock-based compensation	—	4,174	—	—	—	—	4,174
Purchase of common stock for treasury stock	—	—	—	—	—	(4,795)	(4,795)
Issuance of treasury stock (40 shares)	—	394	—	—	—	129	523
Balance, December 31, 2018	37,198	38,082	257,313	580	(306)	(29,364)	303,503
Net earnings	—	—	47,177	—	—	—	47,177
Pension and postretirement benefits (net of $16 tax effect)	—	—	—	(97)	—	—	(97)
Foreign currency translation	—	—	—	(58)	—	—	(58)
Cash dividends of $0.64 per share	—	—	(18,611)	—	—	—	(18,611)
Stock options exercised	2	1,708	—	—	—	251	1,961
ESSOP transactions	—	401	—	—	152	—	553
Stock-based compensation	—	1,214	—	—	—	—	1,214
Purchase of common stock for treasury stock	—	—	—	—	—	(5,207)	(5,207)
Issuance of treasury stock (72 shares)	—	551	—	—	—	82	633
Balance, December 31, 2019	37,200	41,956	285,879	425	(154)	(34,238)	331,068
Net earnings	—	—	49,343	—	—	—	49,343
Pension and postretirement benefits (net of $69 tax effect)	—	—	—	(208)	—	—	(208)
Foreign currency translation	—	—	—	1,096	—	—	1,096
Cash dividends of $0.70 per share	—	—	(20,372)	—	—	—	(20,372)
Stock options exercised	21	877	—	—	—	160	1,058
ESSOP transactions	—	280	—	—	154	—	434
Stock-based compensation	—	1,415	—	—	—	—	1,415
Purchase of common stock for treasury stock	—	—	—	—	—	(3,116)	(3,116)
Issuance of treasury stock (22 shares)	—	436	—	—	—	105	541
Balance, December 31, 2020	$37,221	$44,964	$314,850	$1,313	$—	$(37,089)	$361,259

*	Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes.

BADGER METER, INC.

Notes to Consolidated Financial Statements

Note 1    Summary of Significant Accounting Policies

Profile

 With more than a century of water technology innovation, Badger Meter is a global provider of industry leading water solutions encompassing flow measurement, quality and other system parameters.  These offerings provide customers with the data and analytics essential to optimize their operations and contribute to the sustainable use and protection of the world’s most precious resource.  The Company’s flow measurement products measure water and other fluids and are known for accuracy, long-lasting durability and for providing valuable and timely measurement data through various methods.  The Company’s water quality monitoring solutions include optical sensing and electrochemical instruments that provide real-time, on-demand data parameters. The Company’s product lines fall into two categories: sales of water meters, radios and related technologies, and water quality monitoring solutions to water utilities (utility water) and sales of meters and other sensing instruments, valves and other products for industrial applications in water, wastewater, and other industries (flow instrumentation).  The Company estimates that approximately 90% of its products are used in water related applications.

Utility water, the largest sales category, is comprised of either mechanical or static (ultrasonic) water meters along with the related radio and software technologies and services used by water utilities as the basis for generating their water and wastewater revenues.  It further comprises other sensor technology used in the water distribution system to ensure the safe and efficient delivery of clean water.  These sensors are used to detect leaks in the distribution piping system and to monitor various water quality parameters throughout the distribution system.  The largest geographic market for the Company’s utility water products is North America, primarily the United States, because most of the Company's meters are designed and manufactured to conform to standards promulgated by the American Water Works Association.  The majority of water meters sold by the Company continue to be mechanical in nature; however, ultrasonic meters are an increasing percentage of the water meters sold by the Company and in the industry, due to a variety of factors, including their ability to maintain measurement accuracy over their useful life.  Providing ultrasonic water meter technology, combined with advanced radio technology, provides the Company with the opportunity to sell into other geographical markets, for example the Middle East, Europe and Southeast Asia.

The flow instrumentation product line primarily serves water applications throughout the broader industrial markets.  This product line includes meters, valves and other sensing instruments sold worldwide to measure and control the quantity of fluids going through a pipe or pipeline including water, air, steam, oil, and other liquids and gases.  These products are used in a variety of industries and applications, with the Company’s primary market focus being water/wastewater; heating, ventilating and air conditioning (HVAC) and corporate sustainability.  Flow instrumentation products are generally sold to original equipment manufacturers as the primary flow measurement device within a product or system, as well as through manufacturers’ representatives.

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

	Balance at beginning of year	Provision and reserve adjustments	Write-offs less recoveries	Balance at end of year
	(In thousands)
2020	$224	$356	$(28)	$552
2019	$360	$(132)	$(4)	$224
2018	$387	$—	$(27)	$360

Inventories

Inventories are valued at the lower of cost or net realizable value.  Cost is determined using the first-in, first-out method.  The Company estimates and records provisions for obsolete and excess inventories.  Changes to the Company's obsolete and excess inventories reserve are as follows:

	Balance at beginning of year	Net additions charged to earnings	Disposals	Balance at end of year
	(In thousands)
2020	$5,440	$2,964	$(2,004)	$6,400
2019	$4,131	$2,663	$(1,354)	$5,440
2018	$3,881	$2,195	$(1,945)	$4,131

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is provided over the estimated useful lives of the respective assets by the straight-line method.  The estimated useful lives of assets are: for land improvements, 15 years; for buildings and improvements, 10 to 39 years; and for machinery and equipment, 3 to 20 years.

Capitalized Software and Hardware

Capitalized internal use software and hardware included in other assets in the Consolidated Balance Sheets were $6.0 million and $5.7 million at December 31, 2020 and 2019, respectively.  These amounts are amortized on a straight-line basis over the estimated useful lives of the software and/or hardware, ranging from 1 to 5 years.  Amortization expense recognized for the years ending December 31, 2020, 2019 and 2018 was $3.7 million, $3.1 million and $3.2 million, respectively.

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

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 20 years.  The Company does not have any intangible assets deemed to have indefinite lives.  Amortization expense recognized for 2020 and 2019 was $7.2 million and $7.5 million in 2018.  Amortization expense expected to be recognized is $8.2 million in 2021 and $7.1 in 2022, $6.4 million in 2023, $6.3 million in 2024, $6.0 million in 2025 and $19.6 million thereafter.  The carrying value and accumulated amortization by major class of intangible assets are as follows:

	December 31, 2020		December 31, 2019
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(In thousands)
Technologies	$52,536	$30,598	$47,608	$27,650
Intellectual property	10,000	1,833	10,000	1,333
Non-compete agreements	931	413	572	431
Licenses	650	526	650	509
Customer lists	8,023	3,846	8,023	3,234
Customer relationships	28,630	16,146	25,220	14,730
Trade names	12,136	5,946	9,203	5,226
Total intangibles	$112,906	$59,308	$101,276	$53,113

Goodwill

Goodwill is tested for impairment annually during the fourth quarter or more frequently if an event indicates that the goodwill might be impaired.  Potential impairment is identified by comparing the fair value of a reporting unit with its carrying value.  No adjustments were recorded to goodwill as a result of these tests during 2020, 2019 and 2018. Goodwill was $88.7  and $71.3 million at December 31, 2020 and 2019, respectively.  The increase resulted from the acquisition of s::can, headquartered in Vienna, Austria in 2020. This acquisition is further described in Note 3 “Acquisitions”.

Warranty and After-Sale Costs

The Company estimates and records provisions for warranties and other after-sale costs in the period in which the sale is recorded, based on a lag factor and historical warranty claim experience.  After-sale costs represent a variety of activities outside of the written warranty policy, such as investigation of unanticipated issues after the customer has installed the product or analysis of water quality issues.  Changes in the Company's warranty and after-sale costs reserve are as follows:

	Balance at beginning of year	Provision of acquired business	Net additions charged to earnings	Costs incurred	Balance at end of year
	(In thousands)
2020	$5,583	$500	$7,855	$(2,321)	$11,617
2019	$4,206	$—	$6,616	$(5,239)	$5,583
2018	$3,367	$—	$3,274	$(2,435)	$4,206

Research and Development

Research and development costs are charged to expense as incurred and amounted to $11.6 million in 2020, $11.9 million in 2019 and $11.1 million in 2018.

Healthcare

The Company estimates and records provisions for healthcare claims incurred but not reported, based on medical cost trend analysis, reviews of subsequent payments made and estimates of unbilled amounts.

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income at December 31, 2020 are as follows:

	Pension and postretirement benefits	Foreign currency	Total
	(In thousands)
Balance at beginning of period	$263	$162	$425
Other comprehensive income before reclassifications	—	1,096	1,096
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $69	(208)	—	(208)
Net current period other comprehensive (loss) income, net	(208)	1,096	888
Accumulated other comprehensive income	$55	$1,258	$1,313

Reclassifications out of accumulated other comprehensive income during 2020 are immaterial.

Components of accumulated other comprehensive income at December 31, 2019 are as follows:

	Pension and postretirement benefits	Foreign currency	Total
	(In thousands)
Balance at beginning of period	$360	$220	$580
Other comprehensive income (loss) before reclassifications	—	(58)	(58)
Amounts reclassified from accumulated other comprehensive income, net of tax of $16	(97)	—	(97)
Net current period other comprehensive income (loss), net	(97)	(58)	(155)
Accumulated other comprehensive income	$263	$162	$425

Reclassifications out of accumulated other comprehensive income during 2019 are as follows:

Amount reclassified from accumulated other comprehensive income
(In thousands)
Amortization of employee benefit plan items:
Actuarial gains and losses (1)	$(639)
Plan settlement (2)	526
Total before tax	(113)
Income tax impact	16
Amount reclassified out of accumulated other comprehensive income	$(97)

(1)These accumulated other comprehensive loss components are included in the computation of benefit plan costs in Note 7 “Employee Benefit Plans.”                                                                                                                                                  (2)   This accumulated other comprehensive income component results from an international pension plan settlement.

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

Effective January 1, 2021, the Company acquired 100% of the outstanding stock of Analytical Technology, LLC (“ATi”), headquartered in Collegeville, Pennsylvania, a provider of water quality monitoring systems. The purchase consideration, net of cash acquired, was approximately $44 million. The ATi acquisition will be accounted for under the purchase method, and accordingly, the results of operations will be included in the Company’s financial statements from the date of acquisition. The acquisition is not expected to have a material impact on the Company’s consolidated financial statements and notes thereto.

New Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Simplifying the Accounting for Income Taxes” under ASC 740, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and modifies the existing guidance to enable more consistent application. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year with early adoption being permitted. The Company adopted ASU No. 2019-12 on January 1, 2021 and noted no significant changes to the Company’s financial position or results of operations.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326),” which amends the accounting for credit losses on purchased financial assets and available-for-sale debt securities with credit deterioration. This ASU requires the measurement of all expected credit losses for financial assets, including accounts receivables, held at the reporting date based upon current conditions, historical experience and reasonable forecasts. This ASU is effective for annual reporting periods beginning after December 15, 2019. The Company adopted ASU No. 2016-13 on January 1, 2020 and noted no significant changes to the Company’s financial position or results of operations.

Note 2    Common Stock

Common Stock

The authorized common stock of the Company as of December 31, 2020 consisted of 40,000,000 shares of common stock, $1 par value, of which 37,221,098 and 37,200,698 were issued and outstanding as of December 31, 2020 and 2019, respectively.

Stock Options

There were no anti-dilutive options in 2020.  Stock options to purchase 54,139 shares in 2019 and 21,887 shares in 2018 were not included in the computation of dilutive securities because their inclusion would have been anti-dilutive.

Note 3    Acquisitions

Acquisitions are accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition.  The acquisitions did not have a material impact on the Company's consolidated financial statements or the notes thereto.

On November 2, 2020, the Company acquired 100% of the outstanding stock of s::can, headquartered in Vienna, Austria.  s::can specializes in optical water quality sensing solutions that provide real-time measurement of a variety of parameters in water and wastewater utilizing in-line monitoring systems.

The total purchase consideration for s::can was $30.6 million, which included $29.1 million in cash and $1.5 million in payments that are anticipated to be made in the first quarter of 2021, which are recorded in payables on the Consolidated Balance Sheet at December 31, 2020. The Company's preliminary allocation of the purchase price at December 31, 2020 included $3.1 million of receivables, $4.3 million of inventory, $1.2 million of other assets, $12.7 million of intangibles and $17.4 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily customer relationships and developed technology with an estimated average useful life of 12 years. The Company also assumed $3.6 million of accounts payable, $3.2 million of deferred tax liabilities and $1.3 million of other liabilities as part of the acquisition.  The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of December 31, 2020, the Company had not completed its analysis for estimating the fair value of the assets acquired.

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

In the first quarter of 2019 and the fourth quarter of 2020, the Company made separate payments of contingent acquisition consideration of $1.0 million each related to the May 1, 2017 acquisition of 100% of the outstanding common stock of D-Flow Technology AB (“D-Flow”) of Lulea, Sweden.  These were the final payments associated with the acquisition.

Note 4    Short-term Debt and Credit Lines

  The Company did not have short-term debt at December 31, 2020. Short-term debt at December 31, 2019 consisted of notes payable to banks of $4.5 million outstanding under a 4.0 million Euro-based revolving loan facility that does not expire, and which bore interest at 1.50%.

In June 2018, the Company amended its May 2012 credit agreement with its primary lender and extended its term until September 2021. The credit agreement includes a $125.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit.  Under the principal line of credit, the Company had $125.0 million of unused credit lines available out of the total of $133.5 million available short-term credit lines at December 31, 2020.  While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of December 31, 2020.

Note 5    Stock Compensation

As of December 31, 2020, the Company has an Omnibus Incentive Plan under which 1,400,000 shares are reserved for restricted stock and stock options grants for employees, as well as stock grants for directors.  The plan was originally approved in 2011 and replaced all prior stock-based plans except for shares and options previously issued under those plans.  As of December 31, 2020 and 2019, there were 443,370 shares and 502,839 shares, respectively, of the Company’s Common Stock available for grant under the 2011 Omnibus Incentive Plan.  The Company recognizes the cost of stock-based awards in net earnings for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. The following sections describe the three types of grants in more detail.

Stock Options

The Company estimates the fair value of its option awards using the Black-Scholes option-pricing formula, and records compensation expense for stock options ratably over the stock option grant’s vesting period.  Stock option compensation expense recognized by the Company for the year ended December 31, 2020 was $0.4 million compared to $0.3 million in 2019 and $2.1 million in 2018.

The following table summarizes the transactions of the Company’s stock option plans for the three-year period ended December 31, 2020:

	Number of shares	Weighted- average exercise price
Options outstanding - December 31, 2017	386,283	$25.74
Options granted	43,778	$48.20
Options modified	80,642	$52.44
Options exercised	(53,161)	$21.47
Options canceled	(80,642)	$37.04
Options forfeited	—	n/a
Options outstanding - December 31, 2018	376,900	$28.95
Options granted	34,926	$59.44
Options exercised	(66,969)	$29.29
Options forfeited	(7,525)	$38.81
Options outstanding - December 31, 2019	337,332	$31.82
Options granted	41,807	$62.76
Options exercised	(55,716)	$18.99
Options forfeited	(7,229)	$50.19
Options outstanding - December 31, 2020	316,194	$37.75
Price range $ 18.08 — $ 27.18
(weighted-average contractual life of 2.1 years)	106,390	$22.53
Price range $ 28.33 — $ 42.50
(weighted-average contractual life of 5 years)	102,484	$33.30
Price range $ 48.20 — $ 72.30	.
(weighted-average contractual life of 8.2 years)	107,320	$57.09
Options outstanding - December 31, 2020	316,194
Exercisable options —
December 31, 2018	321,122	$27.16
December 31, 2019	271,252	$27.17
December 31, 2020	235,829	$30.82

The following assumptions were used for valuing options granted in the years ended December 31:

	2020	2019
Per share fair value of options granted during the period	$17.49	$18.20
Risk-free interest rate	0.64%	2.52%
Dividend yield	1.05%	0.97%
Volatility factor	30.0%	32.4%
Weighted-average expected life in years	7.0	5.3

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

The following table summarizes the aggregate intrinsic value related to options exercised, outstanding and exercisable as of and for the years ended December 31:

	2020	2019
	(In thousands)
Exercised	$3,054	$1,870
Outstanding	$17,805	$11,170
Exercisable	$14,913	$10,243

As of December 31, 2020, the unrecognized compensation cost related to stock options was approximately $1.0 million, which will be recognized over a weighted average period of 3.4 years.

Director Stock Grant

Non-employee directors receive an annual award of $58,000 worth of restricted shares of the Company’s Common Stock under the shareholder-approved 2011 Omnibus Incentive Plan.  The Company values stock grants for directors at the closing price of the Company’s stock on the day the grant was awarded.  The Company records compensation expense for this plan ratably over the annual service period beginning May 1.  Director stock compensation expense recognized by the Company for the years ended December 31, 2020 was $0.4 million compared to $0.3 million in 2019 and $0.5 million in 2018.  As of December 31, 2020, the unrecognized compensation cost related to the director stock award that is expected to be recognized over the remaining three months is estimated to be approximately $0.1 million.

Restricted Stock

The Company periodically issues nonvested shares of the Company's Common Stock to certain eligible employees.  The Company values restricted stock on the closing price of the Company's stock on the day the grant was awarded.  The Company records compensation expense for this plan ratably over the vesting periods.  Restricted stock compensation expense recognized by the Company for the year ended December 31, 2020 was $1.0 million compared to $0.9 million in 2019 and $2.1 million in 2018.

The fair value of nonvested shares is determined based on the market price of the shares on the grant date.

	Shares	Fair value per share
Nonvested at December 31, 2017	111,473	$35.21
Granted	32,268	$49.10
Modified	30,488	$52.47
Vested	(68,289)	$40.16
Canceled	(30,488)	$38.62
Forfeited	(2,650)	$36.83
Nonvested at December 31, 2018	72,802	$42.58
Granted	16,034	$59.42
Vested	(19,227)	$30.08
Forfeited	(5,129)	$41.31
Nonvested at December 31, 2019	64,480	$48.21
Granted	20,758	$64.19
Vested	(25,044)	$39.87
Forfeited	(2,645)	$54.35
Nonvested at December 31, 2020	57,549	$57.33

As of December 31, 2020, there was $1.8 million of unrecognized compensation cost related to nonvested restricted stock that is expected to be recognized over a weighted average period of 2.1 years.

Note 6    Commitments and Contingencies

Commitments

The Company makes commitments in the normal course of business. The Company rents equipment, vehicles and facilities under operating leases, some of which contain renewal options.  Total rental expense charged to operations under all operating leases was $3.1 million, $3.4 million and $3.7 million in 2020, 2019 and 2018, respectively. The Company’s lease commitments and future minimum lease payments are discussed in Note 12 “Leases.”

Contingencies

In the normal course of business, the Company is named in legal proceedings.  There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2020, 2019 and 2018 were not material.

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

Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2020 that have not yet been recognized in net periodic benefit cost are as follows:

	Pension plans	Other postretirement benefits
	(In thousands)
Net actuarial loss (gain)	$68	$(123)

Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2020 expected to be recognized in net periodic benefit cost during the fiscal year ending December 31, 2021 are not expected to be material.

Qualified Pension Plan

The Company completed the termination of the non-contributory defined benefit pension plan in 2018 and therefore the tables below show no activity or actuarial assumptions for the years ended December 31, 2020 and 2019.

The following table sets forth the components of net periodic pension cost for the year ended December 31, 2018 based on a December 31 measurement date:

2018
(In thousands)
Service cost - benefits earned during the year	$—
Interest cost on projected benefit obligations	305
Expected return on plan assets	(835)
Amortization of net loss	262
Settlement expense	19,900
Net periodic pension cost	$19,632

Actuarial assumptions used in the determination of the net periodic pension cost are:

2018
Discount rate	2.00%
Expected long-term return on plan assets	3.00%
Rate of compensation increase	n/a

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

The fair value of the qualified pension plan assets was $0 at December 31, 2020 and 2019. As there were no benefit obligations, plan assets or pension liabilities at December 31, 2020, 2019 & 2018, no reconciliation as of those measurement dates are provided.

Supplemental Non-qualified Unfunded Plans

The Company also maintains supplemental non-qualified unfunded plans for certain officers and other key employees.  The expense for these plans was not material for 2020, 2019 or 2018.  The discount rate used to measure the net periodic pension cost was 2.87% for 2020, 2.86% for 2019 and 2.16% for 2018. The amount accrued was $0.4 million and $0.5 million as of December 31, 2020 and 2019, respectively.

Other Postretirement Benefits

The Company has a postretirement plan that provides medical benefits for certain U.S. retirees and eligible dependents hired prior to November 1, 2004.  The following table sets forth the components of net periodic postretirement benefit cost for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(In thousands)
Service cost, benefits attributed for service of active employees for the period	$103	$103	$124
Interest cost on the accumulated postretirement benefit obligation	154	210	189
Amortization of actuarial gain	(22)	(117)	(30)
Amortization of prior service credit	—	—	(13)
Net periodic postretirement benefit cost	$235	$196	$270

The discount rate used to measure the net periodic postretirement benefit cost was 3.19% for 2020, 4.33% for 2019 and 3.65% for 2018.  It is the Company's policy to fund healthcare benefits on a cash basis.  Because the plan is unfunded, there are no plan assets.  The following table provides a reconciliation of the projected benefit obligation at the Company's December 31 measurement date:

	2020	2019
	(In thousands)
Benefit obligation at beginning of year	$6,075	$5,551
Service cost	103	103
Interest cost	154	210
Actuarial gain	202	657
Plan participants' contributions	474	532
Benefits paid	(863)	(978)
Benefit obligation and funded status at end of year	$6,145	$6,075

The amounts recognized in the Consolidated Balance Sheets at December 31 are:

	2020	2019
	(In thousands)
Accrued compensation and employee benefits	$356	$364
Accrued non-pension postretirement benefits	5,789	5,711
Amounts recognized at December 31	$6,145	$6,075

The discount rate used to measure the accumulated postretirement benefit obligation was 2.45% for 2020 and 3.19% for 2019.  The Company's discount rate assumptions for its postretirement benefit plan are based on the average yield of a hypothetical high quality bond portfolio with maturities that approximately match the estimated cash flow needs of the plan.  Because the plan requires the Company to establish fixed Company contribution amounts for retiree healthcare benefits, future healthcare cost trends do not generally impact the Company's accruals or provisions.

Estimated future benefit payments of postretirement benefits, assuming increased cost sharing, expected to be paid in each of the next five years beginning with 2021 are $0.4 million through 2025, with an aggregate of $2.0 million for the five years thereafter.  These amounts can vary significantly from year to year because the cost sharing estimates can vary from actual expenses as the Company is self-insured.

Badger Meter Employee Savings and Stock Ownership Plan (ESSOP)

The ESSOP includes a voluntary 401(k) savings plan that allows certain employees to defer up to 20% of their income on a pretax basis subject to limits on maximum amounts.  The Company matches 25% of each employee’s contribution, with the match percentage applying to a maximum of 7% of each employee's salary.  The match was paid using the Company's Common Stock released through the ESSOP loan payments.  For ESSOP shares purchased prior to 1993, compensation expense is recognized based on the original purchase price of the shares released and dividends on unreleased shares are charged to compensation expense.  For shares purchased in or after 1993, expense is based on the market value of the shares on the date released and dividends on unreleased shares are charged to compensation expense.  Compensation expense of $ 0.5 million in 2020 compared to $0.6 million in 2019 and $0.5 million in 2018. As the last ESSOP loan payment was made during 2020, the Company will make future ESSOP match payments in cash.

On December 31, 2010, the Company froze the qualified pension plan for its non-union participants and formed a new defined contribution feature within the ESSOP plan in which each employee received a similar benefit.  On December 31, 2011, the Company froze the qualified pension plan for its union participants and included them in the same defined contribution feature within the ESSOP.  Compensation expense under the defined contribution feature was $2.0 million in 2020 $3.1 million in 2019 and $3.0 in 2018.

Note 8    Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions.  Significant judgment is required in determining the worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

Details of earnings before income taxes are as follows:

	2020	2019	2018
	(In thousands)
Domestic	$65,908	$62,639	$31,584
Foreign	(927)	(1,032)	4,268
Total	$64,981	$61,607	$35,852

The provision (benefit) for income taxes is as follows:

	2020	2019	2018
	(In thousands)
Current:
Federal	$14,482	$12,113	$9,223
State	3,419	2,591	2,640
Foreign	819	1,250	1,468
Deferred:
Federal	(2,495)	(1,066)	(2,890)
State	(644)	417	(1,765)
Foreign	57	(875)	(614)
Total	$15,638	$14,430	$8,062

The provision for income tax differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate in each year due to the following items:

	2020	2019	2018
	(In thousands)
Provision at statutory rate	$13,646	$12,938	$7,529
State income taxes, net of federal tax benefit	2,196	2,080	717
Valuation allowance	1,302	515	—
Foreign - tax rate differential and other	(267)	70	159
Federal tax credits	(517)	(609)	(742)
Compensation subject to section 162(m)	110	66	562
Stock based compensation	(682)	(253)	(384)
Tax rate difference on temporary adjustments	—	—	(460)
Other	(150)	(377)	681
Actual provision	$15,638	$14,430	$8,062

The components of deferred income taxes as of December 31 are as follows:

	2020	2019
	(In thousands)
Deferred tax assets:
Reserve for receivables and inventories	$2,618	$2,108
Accrued compensation	1,874	888
Reserves & payables	2,741	1,410
Non-pension postretirement benefits	1,535	1,505
Net operating loss and credit carryforwards	2,106	1,401
Accrued pension benefits	982	933
Accrued employee benefits	1,574	1,747
Deferred revenue	2,596	2,219
Operating lease liabilities	1,708	1,861
Other	713	497
Total gross deferred tax assets	18,447	14,569
Less: valuation allowance	(2,140)	(863)
Total net deferred tax assets	16,307	13,706
Deferred tax liabilities:
Depreciation	5,204	4,673
Amortization	8,795	6,158
Prepaids	552	529
Operating lease assets	1,699	1,850
Other	663	630
Total deferred tax liabilities	16,913	13,840
Net deferred tax liabilities	$(606)	$(134)

As of December 31, 2020, the Company has foreign net operating loss carryforwards of approximately $6 million with an unlimited carryforward period.  The Company’s tax credit carryforward of $0.4 million relates to state specific tax credits that the Company expects to fully utilize in future tax periods. The Company has recorded a full valuation allowance against certain deferred tax assets which are not likely to be realized. The valuation allowance relates primarily to a foreign net operating loss carryforward.

No provision for federal income taxes was made on the earnings of foreign subsidiaries that are considered indefinitely invested or that would be offset by foreign tax credits upon distribution. Such undistributed earnings at December 31, 2020 were $20.6 million, all of which was previously taxed in the U.S. under the transition tax provisions and other provisions of the Internal Revenue Code.

Changes in the Company's gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	2020	2019
	(In thousands)
Balance at beginning of year	$1,165	$1,121
Increases in unrecognized tax benefits as a result of positions taken during the prior year	—	88
Increases in unrecognized tax benefits as a result of positions taken during the current year	209	235
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(251)	(279)
Balance at end of year	$1,123	$1,165

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits during the fiscal year ending December 31, 2021. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate.

  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2017, and, with few exceptions, state and local income tax examinations by tax authorities for years prior to 2016. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  Accrued interest was approximately $0.1 million at both December 31, 2020 and 2019 and there were no penalties accrued in either year.

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

Information regarding revenues by geographic area is as follows:

	2020	2019	2018
	(In thousands)
Revenues:
United States	$376,426	$369,163	$374,650
Foreign:
Asia	6,437	9,111	9,081
Canada	10,406	13,568	11,893
Europe	18,255	15,784	20,147
Mexico	4,886	5,791	3,603
Middle East	6,114	7,868	11,318
Other	3,020	3,340	3,040
Total	$425,544	$424,625	$433,732

Information regarding assets by geographic area is as follows:

	2020	2019
	(In thousands)
Long-lived assets:
United States	$48,805	$51,539
Foreign:
Europe	15,142	14,768
Mexico	18,758	19,454
Total	$82,705	$85,761

	2020	2019
	(In thousands)
Total assets:
United States	$365,748	$326,248
Foreign:
Europe	80,337	72,296
Mexico	22,295	23,349
Total	$468,380	$421,893

Note 10    Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2020
Net sales	$108,508	$91,119	$113,587	$112,329
Gross margin	$43,322	$35,850	$45,023	$44,055
Net earnings	$11,854	$9,534	$14,861	$13,094
Earnings per share:
Basic	$0.41	$0.33	$0.51	$0.45
Diluted	$0.41	$0.33	$0.51	$0.45
Dividends declared	$0.17	$0.17	$0.18	$0.18
Stock price:
High	$70.83	$68.01	$68.25	$96.00
Low	$41.50	$47.00	$59.53	$64.96
Quarter-end close	$53.60	$62.92	$65.37	$94.06

2019
Net sales	$104,881	$103,542	$108,646	$107,556
Gross margin	$40,457	$40,276	$41,670	$41,125
Net earnings	$10,824	$11,358	$12,721	$12,274
Earnings per share:
Basic	$0.37	$0.39	$0.44	$0.42
Diluted	$0.37	$0.39	$0.44	$0.42
Dividends declared	$0.15	$0.15	$0.17	$0.17
Stock price:
High	$61.57	$60.28	$60.52	$66.64
Low	$47.59	$51.56	$49.66	$50.67
Quarter-end close	$55.64	$59.69	$53.70	$64.93

The Company's Common Stock is listed on the New York Stock Exchange under the symbol BMI.  Earnings per share are computed independently for each quarter.  As such, the annual per share amount may not equal the sum of the quarterly amounts due to rounding.  The Company currently anticipates continuing to pay cash dividends.  Shareholders of record as of December 31, 2020 and 2019 totaled 656 and 790, respectively.  Voting trusts and street name shareholders are counted as single shareholders for this purpose.

Note 11    Revenue Recognition

Revenue for sales of products and services is derived from contracts with customers.  The products and services promised in contracts include the sale of utility water and flow instrumentation products, such as flow meters and radios, software access and other ancillary services.  Contracts generally state the terms of sale, including the description, quantity and price of each product or service.  Since the customer typically agrees to a stated rate and price in the contract that does not vary over the life of the contract, the majority of the Company's contracts do not contain variable consideration.  The Company establishes a provision for estimated warranty and returns as well as certain after sale costs as discussed in Note 1 “Summary of Significant Accounting Policies.”

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

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	December 31,
(In thousands)	2020		2019
Revenue recognized over time	$21,479	5.0%	$16,146	3.8%
Revenue recognized at a point in time	404,065	95.0%	408,479	96.2%
Total	$425,544	100.0%	$424,625	100.0%

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

The Company's receivables and contract liabilities are as follows:

	December 31,
(In thousands)	2020	2019
Receivables	$61,689	$61,365
Contract liabilities	24,761	20,143

Contract liabilities are included in payables and other-long term liabilities on the Company’s Consolidated Balance Sheet. The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at December 31, 2020 and 2019.

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

The Company's performance obligations are satisfied at a point in time or over time as work progresses.  The majority of the Company's revenue recognized at a point in time is for the sale of utility and flow instrumentation products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.  The majority of the Company's revenue that is recognized over time relates to the BEACON AMA software as a service.

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

As of December 31, 2020, the Company had certain contracts with unsatisfied performance obligations. For contracts recorded as long-term liabilities, $24.8 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $5.8 million in 2021 and $2.5 million in each year from 2022 through 2025 and $9.0 million thereafter.

The Company also has contracts that include both the sale and installation of flow meters as performance obligations. In those cases, the Company records revenue for installed flow meters at the point in time when the flow meters have been accepted by the customer. The customer cannot control the use of and obtain substantially all of the benefits from the equipment until the customer has accepted the installed product. Therefore, for both the flow meter and the related installation, the Company has concluded that control is transferred to the customer upon customer acceptance of the installed flow meter. In addition, the Company has a variety of ancillary revenue streams which are minor. The types and composition of the Company's revenue streams did not materially change during the year ended December 31, 2020.

Certain customers may receive cash-based incentives or credits, which are accounted for as variable consideration.  Variable consideration in contracts for the year ended December 31, 2020 was insignificant.

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

For the year ended December 31, 2020, the Company elected the following practical expedients:

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

Note 12    Leases

The Company rents facilities, equipment and vehicles under operating leases, some of which contain renewal options.  Upon inception of a rent agreement, the Company determines whether the arrangement contains a lease based on the unique conditions present. Leases that have a term over a year are recognized on the balance sheet as right-of-use assets and lease liabilities. Right-of-use assets are included in other assets on the Company’s Consolidated Balance Sheet. Lease liabilities are included in other current liabilities and other long-term liabilities on the Company’s Consolidated Balance Sheet.  Information regarding the Company's right-of-use assets and the corresponding lease liabilities are as follows:

	2020	2019
(In thousands)
Right-of-use assets	$6,865	$8,411
Lease liabilities	7,218	8,792

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

	December 31,
	2020	2019
(In thousands)
Operating lease expense	$2,858	$3,095
Variable and short-term lease expense	203	270
Rent expense	$3,061	$3,365

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company’s lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of December 31, 2020 and 2019, the remaining lease term on the Company’s leases was 6.0 years and 4.5 years, respectively.  As of December 31, 2020 and 2019, the discount rate was 5.0%.  The future minimum lease payments to be paid under operating leases are as follows:

December 31, 2020
(In thousands)
2021	$2,526
2022	1,435
2023	1,318
2024	1,264
2025	1,084
Thereafter	821
Total future lease payments	8,448
(Present value adjustment)	(1,230)
Present value of future lease payments	$7,218

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2020.  Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Chief Financial Officer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this 2020 Annual Report on         Form 10-K under the heading “Management's Annual Report on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The attestation report required under this Item 9A is contained in Item 8 of this 2020 Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to directors is included under the headings “Nomination and Election of Directors” and in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 2021 and is incorporated herein by reference.

Information concerning the executive officers of the Company is included in Part I, Item 1 of this 2020 Annual Report on Form 10-K under the heading “Business - Employees.”

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

The Company is not including the information contained on its website as part of, or incorporating it by reference into, this 2020 Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is included under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “CEO Pay Ratio” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 2021, and is incorporated herein by reference; provided, however, that the information under the subsection “Executive Compensation - Compensation Committee Report” is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Exchange Act or to be the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent it is specifically incorporated by reference into such a filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is included under the headings “Stock Ownership of Beneficial Owners,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 2021 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is included under the headings “Related Person Transactions” and “Nomination and Election of Directors - Independence, Committees, Meetings and Attendance” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 2021, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included under the heading “Principal Accounting Firm Fees” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 2021, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.

Financial Statements.  See the financial statements included in Part II, Item 8 “Financial Statements and Data” in this 2020 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Shareholders' Equity.”

2.	Financial Statement Schedules. Financial statement schedules are omitted because the information required in these schedules is included in the Notes to Consolidated Financial Statements.
3.	Exhibits. The exhibits listed in the following Exhibit Index are filed as part of this 2020 Annual Report on Form 10-K that is incorporated herein by reference.
ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

(3)	Restated Articles of Incorporation (as in effect as of August 8, 2008).

[Incorporated by reference to Exhibit (3.2) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (Commission File No. 001-06706)].

(3.1)	Restated By-Laws (as amended and restated as of March 30, 2020).

[Incorporated by reference from Exhibit (3) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q filed for the period ended March 31, 2020 (Commission File No. 001-06706)].

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

[Incorporated by reference from Exhibit (10) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2019 (Commission File No. 001-06706)].

(10)*

Badger Meter, Inc. Employee Savings and Stock Ownership Plan.

[Incorporated by reference from Exhibit (10) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2019 (Commission File No. 001-06706)].

(10.1)*	Key Executive Employment and Severance Agreement between Badger Meter, Inc. and Kenneth C. Bockhorst.

(10.2)*	Amended and Restated Badger Meter, Inc. Executive Supplemental Plan.
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

(10.4)*	Amended and Restated Deferred Compensation Plan for Certain Directors.
[Incorporated by reference from Exhibit (10.15) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008 (Commission File No. 001-06706)].

(10.5)*	Amended and Restated Executive Supplemental Plan II.
[Incorporated by reference from Exhibit (10) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 (Commission File No. 001-06706)].

EXHIBIT NO.	EXHIBIT DESCRIPTION

(10.6)*	Badger Meter, Inc. 2011 Omnibus Incentive Plan.
[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc.’s Form S-8 Registration Statement (Registration No. 333-173966)].

(10.7)*	Form of Nonqualified Stock Option Agreement under Badger Meter, Inc. 2011 Omnibus Incentive Plan.
[Incorporated by reference from Badger Meter, Inc.’s Form 8-K, dated April 29, 2011 (Commission File No. 001-06760)].

(10.8)*	Form of Restricted Stock Award Agreement under Badger Meter, Inc. 2011 Omnibus Incentive Plan.
[Incorporated by reference from Badger Meter, Inc.’s Form 8-K, dated April 29, 2011 (Commission File No. 001-06760)].

(10.9)*	Form of the Key Executive Employment and Severance Agreements between Badger Meter, Inc. and certain other executive officers.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young LLP.

(31)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.1)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2021.  To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year.  With the exception of the information incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report.

(101)

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and (vii) document and entity information.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	A management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2021.

BADGER METER, INC.

By:	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2021.

Name	Title

/s/ Kenneth C. Bockhorst	Chairman, President and Chief Executive Officer and Director (Principal executive officer)
Kenneth C. Bockhorst

/s/ Robert A. Wrocklage	Senior Vice President — Chief Financial Officer (Principal financial officer)
Robert A. Wrocklage

/s/ Daniel R. Weltzien	Vice President — Controller (Principal accounting officer)
Daniel R. Weltzien

/s/ Todd A. Adams	Director
Todd A. Adams

/s/ Gale E. Klappa	Director
Gale E. Klappa

/s/ Gale A. Lione	Director
Gale A. Lione

/s/ James W. McGill	Director
James W. McGill

/s/ Tessa M. Myers	Director
Tessa M. Myers

/s/ James F. Stern	Director
James F. Stern

/s/ Glen E. Tellock	Director
Glen E. Tellock