Form 10-Q
period 2021-03-31
BADGER METER INC
filed 2021-04-28
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 12, 2021 there were 29,175,515 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended March 31, 2021

Special Note Regarding Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, as well as other information provided from time to time by Badger Meter, Inc. (the “Company” or “Badger Meter”) or its employees, may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the company’s then current views and assumptions and involve risks and uncertainties. Potential factors that could affect such forward-looking statements include the duration, severity and geographic spread of the COVID-19 pandemic, the company’s ability to develop and manufacture technologically advanced products that are accepted by the market, supply chain risk, legal and regulatory risks, political and general economic risks, risks related to doing business in several countries, including foreign currency risk, competition for skilled employees, material and labor cost increases, competitive pricing and operating efficiencies, the effects of climate change, cybersecurity attacks and disruptions to our information technology and the successful integration of acquisitions. See Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for further information regarding risk factors, which are incorporated herein by reference. The Company disclaims any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	March 31,	December 31,
	(Unaudited)
	(In thousands)
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$51,402	$72,273
Receivables	61,642	61,689
Inventories:
Finished goods	27,967	24,881
Work in process	14,094	16,841
Raw materials	42,190	39,864
Total inventories	84,251	81,586
Prepaid expenses and other current assets	6,817	5,303
Total current assets	204,112	220,851
Property, plant and equipment, at cost	217,193	217,404
Less accumulated depreciation	(135,109)	(134,699)
Net property, plant and equipment	82,084	82,705
Intangible assets, at cost less accumulated amortization	72,119	53,598
Other assets	18,063	17,428
Deferred income taxes	5,081	5,090
Goodwill	104,836	88,708
Total assets	$486,295	$468,380
Liabilities and shareholders’ equity
Current liabilities:
Payables	$40,014	$34,923
Accrued compensation and employee benefits	11,505	14,617
Warranty and after-sale costs	12,458	11,617
Other current liabilities	7,789	4,042
Total current liabilities	71,766	65,199
Other long-term liabilities	26,324	25,283
Deferred income taxes	6,057	5,696
Accrued non-pension postretirement benefits	5,786	5,789
Other accrued employee benefits	6,513	5,154
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock	37,221	37,221
Capital in excess of par value	45,599	44,964
Reinvested earnings	323,383	314,850
Accumulated other comprehensive income	602	1,313
Less: Treasury stock, at cost	(36,956)	(37,089)
Total shareholders’ equity	369,849	361,259
Total liabilities and shareholders’ equity	$486,295	$468,380

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended March 31,
	(Unaudited)
	(In thousands except share and per share amounts)
	2021	2020
Net sales	$117,842	$108,508
Cost of sales	68,480	65,186
Gross margin	49,362	43,322
Selling, engineering and administration	31,615	27,307
Operating earnings	17,747	16,015
Interest expense, net	7	31
Other pension and postretirement costs	31	44
Earnings before income taxes	17,709	15,940
Provision for income taxes	3,928	4,086
Net earnings	$13,781	$11,854

Earnings per share:
Basic	$0.47	$0.41
Diluted	$0.47	$0.41

Dividends declared per common share	$0.18	$0.17

Shares used in computation of earnings per share:
Basic	29,098,490	29,042,158
Impact of dilutive securities	218,098	181,757
Diluted	29,316,588	29,223,915

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended March 31,
	(Unaudited)
	(In thousands)
	2021	2020
Net earnings	$13,781	$11,854
Other comprehensive (loss) income:
Foreign currency translation adjustments	(714)	(627)
Pension and postretirement benefits, net of tax	3	1
Comprehensive income	$13,070	$11,228

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Three Months Ended March 31,
	(Unaudited) (In thousands)
	2021	2020
Operating activities:
Net earnings	$13,781	$11,854
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	2,873	2,975
Amortization	4,066	3,256
Deferred income taxes	38	392
Noncurrent employee benefits	81	88
Stock-based compensation expense	374	307
Changes in:
Receivables	3,864	1,385
Inventories	1,284	7,437
Payables	4,291	4,517
Prepaid expenses and other assets	(428)	(609)
Other current liabilities	332	(1,064)
Total adjustments	16,775	18,684
Net cash provided by operations	30,556	30,538
Investing activities:
Property, plant and equipment expenditures	(1,759)	(1,942)
Acquisitions, net of cash acquired	(44,561)	-
Net cash used for investing activities	(46,320)	(1,942)
Financing activities:
Dividends paid	(5,239)	(4,938)
Proceeds from exercise of stock options	352	478
Repurchase of treasury stock	-	(2,467)
Issuance of treasury stock	42	55
Net cash used for financing activities	(4,845)	(6,872)
Effect of foreign exchange rates on cash	(262)	(219)
(Decrease) Increase in cash and cash equivalents	(20,871)	21,505
Cash and cash equivalents – beginning of period	72,273	48,871
Cash and cash equivalents – end of period	$51,402	$70,376

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter and year-to-date ended March 31,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Employee benefit stock	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, December 31, 2019	$37,200	$41,956	$285,879	$425	$(154)	$(34,238)	$331,068
Net earnings	-	-	11,854	-	-	-	11,854
Pension and postretirement benefits (net of ($1) tax effect)	-	-	-	1	-	-	1
Foreign currency translation	-	-	-	(627)	-	-	(627)
Cash dividends of $0.17 per share	-	-	(4,948)	-	-	-	(4,948)
Stock options exercised	20	438	-	-	-	20	478
Stock-based compensation	-	307	-	-	-	-	307
Purchase of common stock for treasury stock	-	-	-	-	-	(2,467)	(2,467)
Issuance of treasury stock (15 shares)	-	(11)	-	-	-	66	55
Balance, March 31, 2020	$37,220	$42,690	$292,785	$(201)	$(154)	$(36,619)	$335,721

Balance, December 31, 2020	$37,221	$44,964	$314,850	$1,313	$-	$(37,089)	$361,259
Net earnings	-	-	13,781	-	-	-	13,781
Pension and postretirement benefits (net of ($1) tax effect)	-	-	-	3	-	-	3
Foreign currency translation	-	-	-	(714)	-	-	(714)
Cash dividends of $0.18 per share	-	-	(5,248)	-	-	-	(5,248)
Stock options exercised	-	281	-	-	-	71	352
Stock-based compensation	-	374	-	-	-	-	374
Issuance of treasury stock (23 shares)	-	(20)	-	-	-	62	42
Balance, March 31, 2021	$37,221	$45,599	$323,383	$602	$-	$(36,956)	$369,849

*	Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1   Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at March 31, 2021 and December 31, 2020, results of operations, comprehensive income, cash flows and statements of shareholders’ equity for the three-month periods ended March 31, 2021 and 2020.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note 2   Additional Financial Information Disclosures

The consolidated condensed balance sheet at December 31, 2020 was derived from amounts included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  Refer to the notes to consolidated financial statements included in that report for a description of the Company’s accounting policies and for additional details of the Company’s financial condition.  The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.

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

	Three months ended March 31,
(In thousands)	2021	2020
Balance at beginning of period	$11,617	$5,583
Net additions charged to earnings	1,420	1,161
Costs incurred	(579)	(763)
Balance at end of period	$12,458	$5,981

Note 3   Accumulated Other Comprehensive Income (Loss)

Components of and changes in accumulated other comprehensive income at March 31, 2021 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$55	$1,258	$1,313
Other comprehensive (loss) before reclassifications	-	(714)	(714)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($1)	3	-	3
Net current period other comprehensive income (loss), net of tax	3	(714)	(711)
Accumulated other comprehensive income	$58	$544	$602

Details of reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2021 are immaterial.

Components of and changes in accumulated other comprehensive income (loss) at March 31, 2020 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$263	$162	$425
Other comprehensive (loss) before reclassifications	-	(627)	(627)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($1)	1	-	1
Net current period other comprehensive income (loss), net of tax	1	(627)	(626)
Accumulated other comprehensive income (loss)	$264	$(465)	$(201)

Details of reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2020 are immaterial.

Note 4   Acquisitions

Acquisitions are accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition.  The acquisitions did not have a material impact on the Company's consolidated financial statements or the notes thereto.

On January 1, 2021, the Company acquired 100% of the outstanding stock of Analytical Technology, LLC (“ATi”), headquartered in Collegeville, Pennsylvania, a provider of water quality monitoring systems.

The total purchase consideration, net of cash acquired, was $44 million. The Company's preliminary allocation of the purchase price at March 31, 2021 included $3.9 million of receivables, $4.0 million of inventory, $2.5 million of other assets, $21.0 million of intangibles and $16.1 million of goodwill that is deductible for tax purposes. The intangible assets acquired are primarily customer relationships and developed technology with estimated average useful lives of 12 to 15 years.  The Company also assumed $1.2 million of accounts payable, $0.6 million of deferred tax liabilities and $1.7 million of other liabilities as part of the acquisition.

The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of March 31, 2021, the Company had not completed its analysis for estimating the fair value of the assets acquired.

On November 2, 2020, the Company acquired 100% of the outstanding stock of s::can GmbH and subsidiaries (“s::can”) headquartered in Vienna, Austria.  s::can specializes in optical water quality sensing solutions that provide real-time measurement of a variety of parameters in water and wastewater utilizing in-line monitoring systems.

The total purchase consideration for s::can was $30.6 million, which included $29.1 million in cash, $0.6 million of payments made in the first quarter of 2021 and $0.9 million in payments that are anticipated to be made in the second quarter of 2021, which are recorded in payables on the Consolidated Balance Sheet at March 31, 2021. The Company's preliminary allocation of the purchase price at March 31, 2021 included $3.1 million of receivables, $4.3 million of inventory, $1.2 million of other assets, $12.7 million of intangibles and $17.4 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily customer relationships and developed technology with an estimated average useful life of 12 years.  The Company also assumed $3.6 million of accounts payable, $3.2 million of deferred tax liabilities and $1.3 million of other liabilities as part of the acquisition.

The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of March 31, 2021, the Company had not completed its analysis for estimating the fair value of the assets acquired.

Note 5   Contingencies, Litigation and Commitments

In the normal course of business, the Company is named in legal proceedings.  There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2020 and the first quarter of 2021 were not material.

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

Note 6   Income Taxes

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

The Company’s earnings before incomes taxes, income tax expense and effective income tax rate are as follows:

	Three months ended March 31,
(In thousands)	2021	2020
Earnings before income taxes	$17,709	$15,940
Provision for income taxes	3,928	4,086
Effective income tax rate	22.2%	25.6%

Note 7   Fair Value Measurements of Financial Instruments

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

Note 8   Subsequent Events

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

Note 9   New Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Simplifying the Accounting for Income Taxes” under ASC 740, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and modifies the existing guidance to enable more consistent application. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year with early adoption being permitted. The Company adopted ASU No. 2019-12 on January 1, 2021, the impact of which was not significant to the Company.

Note 10   Revenue Recognition

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

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended March 31,
(In thousands)	2021	2020
Revenues:
United States	$94,266	$94,492
Foreign:
Asia	4,789	1,548
Canada	2,613	3,136
Europe	11,747	4,775
Mexico	1,885	1,970
Middle East	2,176	1,537
Other	366	1,050
Total	$117,842	$108,508

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended March 31,
(In thousands)	2021		2020
Revenue recognized over time	$6,461	5.5%	$4,804	4.4%
Revenue recognized at a point in time	111,381	94.5%	103,704	95.6%
Total	$117,842	100.0%	$108,508	100.0%

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

The closing balances of the Company's receivables and contract liabilities are as follows:

	March 31, 2021	December 31, 2020
(In thousands)
Receivables	$61,642	$61,689
Contract liabilities	25,891	24,761

Contract liabilities are included in Payables and Other long-term liabilities on the Company’s Consolidated Condensed Balance Sheets.  The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables in the three-month period ended March 31, 2021 and twelve-month period ended December 31, 2020.

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

          As of March 31, 2021, the Company had certain contracts with unsatisfied performance obligations.  For contracts recorded as contract liabilities, $25.9 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period.  The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $5.5 million in 2021, $2.6 million in each year from 2022 through 2026 and $7.4 million thereafter.

Note 11   Leases

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

	March 31, 2021	December 31, 2020
(In thousands)
Right-of-use assets	$7,781	$6,865
Lease liabilities	8,122	7,218

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

	March 31, 2021
	2021	2020
(In thousands)
Operating lease expense	$884	$765
Variable and short-term lease expense	40	57
Rent expense	$924	$822

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company’s lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of March 31, 2021 and December 31, 2020, the remaining lease term on the Company’s leases was 5.7 years and 6.0 years, respectively.  As of March 31, 2021 and December 31, 2020, the discount rate was 5.0%.  The future minimum lease payments to be paid under operating leases are as follows:

March 31, 2021
(In thousands)
2021 (remaining nine months)	$2,212
2022	1,923
2023	1,741
2024	1,357
2025	1,182
Thereafter	994
Total future lease payments	9,409
Present value adjustment	(1,287)
Present value of future lease payments	$8,122

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

The flow instrumentation product line primarily serves water applications throughout the broader industrial markets. This product line includes meters, valves and other sensing instruments sold worldwide to measure and control the quantity of fluids going through a pipe or pipeline including water, air, steam, oil, and other liquids and gases.  These products are used in a variety of industries and applications, with the Company’s primary market focus being water/wastewater, heating, ventilating and air conditioning (HVAC) and corporate sustainability.  Flow instrumentation products are generally sold to original equipment manufacturers as the primary flow measurement device within a product or system, as well as through manufacturers’ representatives.

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

For over 115 years, the Company has offered innovative flow metering and control solutions for smart water management, smart buildings and smart industrial processes. The acquisition of s::can, a leading provider of online water quality monitoring solutions, adds real-time water quality parameters to our capabilities and enhances the scope of actionable data for our customers to help measure and protect resources for a smarter world. The combined solutions from Badger Meter and s::can offer technology that measures both the quantity and quality of liquids.

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

During the first quarter of 2021, the Company continued to operate with various return-to-work protocols for non-production personnel and our manufacturing operations continued to follow safety and COVID-19 protocols. Utility water and flow instrumentation customer orders have been resilient and have returned to pre-COVID-19 levels or higher in some cases. While customer order rates have been strong, a global electronics shortage has caused logistical challenges and manufacturing interruptions which limited the Company’s output in the first quarter of 2021.  The electronic component availability issues continue to inhibit the Company’s ability to fully satisfy the increase in demand for some products.  While the Company is navigating a fluid environment with operational agility to support customers, these intermittent supply disruptions are likely to increase the unevenness of sales patterns for the remainder of 2021.

It remains difficult to estimate the severity and duration of the impact of the COVID-19 pandemic on the Company’s business, financial position or results of operations. The magnitude of the impact will be determined by the duration and span of the pandemic, operational disruptions including those resulting from government actions, delivery interruptions due to component supply availability or logistical challenges, the timeline for broadly available vaccines and the overall impact on the economy.  The Company has contingency plans in place to adequately respond to a wide range of potential economic scenarios and our Board of Directors continues to monitor and evaluate the ongoing situation.

Acquisitions

On January 1, 2021, the Company acquired 100% of the outstanding stock of ATi, headquartered in Collegeville, Pennsylvania, a provider of water quality monitoring systems.

The total purchase consideration, net of cash acquired, was $44 million. The Company's preliminary allocation of the purchase price at March 31, 2021 included $3.9 million of receivables, $4.0 million of inventory, $2.5 million of other assets, $21.0 million of intangibles and $16.1 million of goodwill that is deductible for tax purposes. The intangible assets acquired are primarily customer relationships and developed technology with estimated average useful lives of 12 to 15 years.  The Company also assumed $1.2 million of accounts payable, $0.6 million of deferred tax liabilities and $1.7 million of other liabilities as part of the acquisition.  The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition.

As of March 31, 2021, the Company had not completed its analysis for estimating the fair value of the assets acquired.  This acquisition is further described in Note 4 “Acquisitions” in the Notes to Consolidated Financial Statements.

On November 2, 2020, the Company acquired 100% of the outstanding stock of s::can headquartered in Vienna, Austria.  s::can specializes in optical water quality sensing solutions that provide real-time measurement of a variety of parameters in water and wastewater utilizing in-line monitoring systems.

The total purchase consideration for s::can was $30.6 million, which included $29.1 million in cash, $0.6 million of payments made in the first quarter of 2021 and $0.9 million in payments that are anticipated to be made in the second quarter of 2021, which are recorded in payables on the Consolidated Balance Sheet at March 31, 2021. The Company's preliminary allocation of the purchase price at March 31, 2021 included $3.1 million of receivables, $4.3 million of inventory, $1.2 million of other assets, $12.7 million of intangibles and $17.4 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily customer relationships and developed technology with an estimated average useful life of 12 years. The Company also assumed $3.6 million of accounts payable, $3.2 million of deferred tax liabilities and $1.3 million of other liabilities as part of the acquisition.  The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition.

As of March 31, 2021, the Company had not completed its analysis for estimating the fair value of the assets acquired.  This acquisition is further described in Note 4 “Acquisitions” in the Notes to Consolidated Financial Statements.

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

The Company also seeks opportunities for additional revenue enhancement.  For instance, the Company has made inroads into the Middle East market with its ultrasonic meter technology and is pursuing other geographic expansion opportunities.  Additionally, the Company is periodically asked to oversee and perform field installation of its products for certain customers.  In these cases, the Company assumes the role of general contractor and either engages installation subcontractors and supervises their work or performs the installation.

Results of Operations - Three Months Ended March 31, 2021

Net Sales

The Company’s net sales for the three months ended March 31, 2021 were $117.8 million compared to $108.5 million during the same period in 2020. Sales into the utility water market were $95.8 million, an increase of 11.8% from the prior year’s $85.7 million.  The increase was attributable to the acquisitions of s::can and ATi which added approximately $10.0 million of revenue in the quarter.  Excluding these acquisitions, utility sales were essentially flat. Orders exceeded sales in the quarter, the result of manufacturing interruptions from the widespread global electronics shortages and logistics challenges which limited output.  Sales of products into the global flow instrumentation end markets were $22.0 million, 3.4% lower than the prior year’s $22.8 million due to improving, yet continued sluggish activity across the array of end markets and applications served.

Earnings

Total operating earnings for the three months ended March 31, 2021 were $17.7 million, or 15.1% of sales, compared to $16.0 million, or 14.8% of sales, in the comparable prior year quarter.  Gross margin dollars increased $6.0 million, and gross margin as a percent of sales increased from 39.9% to 41.9%.  Positive acquisition and product sales mix, including higher SaaS revenues, contributed to the margin improvement.  In addition, gross margins benefitted from pricing actions which more than offset inflation in brass input costs.  Selling, engineering and administration (“SEA”) expenses were $31.6 million or 26.8% of sales compared to $27.3 million or 25.2% of sales in the comparable prior year quarter.  The increase was due to the inclusion of the s::can and ATi acquisitions, along with the resultant intangible asset amortization.

The provision for income taxes as a percentage of earnings before income taxes for the first quarter of 2021 was 22.2% compared to 25.6% in the first quarter of 2020.  Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the three months ended March 31, 2021 were $13.8 million, or $0.47 per diluted share, compared to $11.9 million, or $0.41 per diluted share, for the same period in 2020.

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

Primary Working Capital

The Company uses primary working capital (“PWC”) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve month net sales. The following table shows the components of our PWC (in millions):

	March 31, 2021		December 31, 2020
	$	PWC%	$	PWC%
Receivables	$61,642	14.2%	$61,689	14.5%
Inventories	84,251	19.4%	81,586	19.2%
Payables	(40,014)	-9.2%	(34,923)	-8.2%
Primary Working Capital	$105,879	24.3%	$108,352	25.5%

Overall, PWC declined $2.5 million compared to the previous year-end, despite the addition of $6.7 million of ATi PWC balances.  Receivables at March 31, 2021 were essentially flat with year-end due to strong collection efforts.  Inventories increased $2.7 million due to the addition of ATi, Payables at March 31, 2021 were $5.1 million higher than year-end due to the addition of ATi as well as timing of payments and previously negotiated payment terms extensions.

Cash Provided by Operations

Cash provided by operations in the first three months of 2021 was $30.6 million compared to $30.5 million in the same period of 2020 as strong earnings and working capital management activities drove solid cash conversion in both years.

Capital expenditures for the first three months of 2021 were $1.8 million compared to $1.9 million in the comparable prior year period.

Cash and cash equivalents declined to $51.4 million from $72.3 million at December 31, 2020 due to the deployment of $44 million to acquire ATi and payment of the quarterly dividend, partially offset by strong cash flow generation.

The Company’s financial condition remains strong.  In June 2018, the Company amended its May 2012 credit agreement with its primary lender and extended its term until September 2021. The credit agreement includes a $125.0 million line of credit that supports commercial paper (up to $70.0 million) and includes $5.0 million of a Euro line of credit.  While the facility is unsecured, there are a number of financial covenants with which the Company must comply, and the Company was in compliance as of March 31, 2021. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products.  As future borrowing requirements would likely be fulfilled via the local commercial paper market, the Company routinely monitors the current borrowing market.  The Company had $133.1 million of unused credit lines available at March 31, 2021.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2020 and the first quarter of 2021 were not material.

See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of risks and uncertainties that could impact the Company’s financial performance and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and have not materially changed since that report was filed unless otherwise indicated in this Quarterly Report on Form 10-Q.

Item 3  Quantitative and Qualitative Disclosures about Market Risk

The Company’s quantitative and qualitative disclosures about market risk are included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and have not materially changed since that report was filed.

Item 4  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2021.  Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President – Chief Financial Officer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1A  Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2Unregistered Sales of Equity Securities and Use of Proceeds

In February 2020, the Board of Directors authorized the repurchase of up to an additional 400,000 shares of the Company’s Common Stock through February 2023.  The Company did not make any purchases of equity securities under the repurchase program during the quarter ended March 31, 2021.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
January 1, 2021 - January 31, 2021	-	-	49,953	350,047
February 1, 2021 - February 28, 2021	-	-	49,953	350,047
March 1, 2021 - March 31, 2021	-	-	49,953	350,047
Total as of March 31, 2021	-		49,953	350,047

Item 6  Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) the Consolidated Condensed Statements of Shareholders’ Equity and (vi) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: April 28, 2021	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

	By	/s/ Robert A. Wrocklage
Robert A. Wrocklage
Senior Vice President – Chief Financial Officer

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President – Controller