Form 10-Q
period 2021-06-30
BADGER METER INC
filed 2021-07-27
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 13, 2021 there were 29,176,396 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended June 30, 2021

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	(Unaudited)
	(In thousands)
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$57,359	$72,273
Receivables	63,951	61,689
Inventories:
Finished goods	26,116	24,881
Work in process	15,618	16,841
Raw materials	49,059	39,864
Total inventories	90,793	81,586
Prepaid expenses and other current assets	7,210	5,303
Total current assets	219,313	220,851
Property, plant and equipment, at cost	216,727	217,404
Less accumulated depreciation	(135,145)	(134,699)
Net property, plant and equipment	81,582	82,705
Intangible assets, at cost less accumulated amortization	70,178	53,598
Other assets	17,235	17,428
Deferred income taxes	5,077	5,090
Goodwill	105,631	88,708
Total assets	$499,016	$468,380
Liabilities and shareholders’ equity
Current liabilities:
Payables	$41,252	$34,923
Accrued compensation and employee benefits	15,686	14,617
Warranty and after-sale costs	12,965	11,617
Other current liabilities	2,406	4,042
Total current liabilities	72,309	65,199
Other long-term liabilities	26,588	25,283
Deferred income taxes	6,160	5,696
Accrued non-pension postretirement benefits	5,762	5,789
Other accrued employee benefits	6,350	5,154
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock	37,221	37,221
Capital in excess of par value	46,500	44,964
Reinvested earnings	332,104	314,850
Accumulated other comprehensive income	3,411	1,313
Less: Treasury stock, at cost	(37,389)	(37,089)
Total shareholders’ equity	381,847	361,259
Total liabilities and shareholders’ equity	$499,016	$468,380

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2021	2020	2021	2020
Net sales	$122,869	$91,119	$240,711	$199,627
Cost of sales	72,767	55,269	141,247	120,455
Gross margin	50,102	35,850	99,464	79,172
Selling, engineering and administration	31,427	23,186	63,042	50,493
Operating earnings	18,675	12,664	36,422	28,679
Interest expense, net	7	32	14	63
Other pension and postretirement costs	29	44	60	88
Earnings before income taxes	18,639	12,588	36,348	28,528
Provision for income taxes	4,667	3,054	8,595	7,140
Net earnings	$13,972	$9,534	$27,753	$21,388

Earnings per share:
Basic	$0.48	$0.33	$0.95	$0.74
Diluted	$0.48	$0.33	$0.95	$0.73

Dividends declared per common share	$0.18	$0.17	$0.36	$0.34

Shares used in computation of earnings per share:
Basic	29,114,346	29,047,297	29,105,429	29,046,277
Impact of dilutive securities	197,828	218,422	207,963	200,090
Diluted	29,312,174	29,265,719	29,313,392	29,246,367

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2021	2020	2021	2020
Net earnings	$13,972	$9,534	$27,753	$21,388
Other comprehensive income:
Foreign currency translation adjustments	2,806	445	2,093	(182)
Pension and postretirement benefits, net of tax	3	1	5	2
Comprehensive income	$16,781	$9,980	$29,851	$21,208

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Six Months Ended June 30,
	(Unaudited) (In thousands)
	2021	2020
Operating activities:
Net earnings	$27,753	$21,388
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	5,863	5,978
Amortization	8,088	6,483
Deferred income taxes	45	392
Noncurrent employee benefits	160	457
Stock-based compensation expense	947	705
Changes in:
Receivables	1,622	6,638
Inventories	(4,812)	5,070
Payables	5,366	3,886
Prepaid expenses and other assets	(1,259)	(1,600)
Other liabilities	1,296	2,889
Total adjustments	17,316	30,898
Net cash provided by operations	45,069	52,286
Investing activities:
Property, plant and equipment expenditures	(4,378)	(3,579)
Acquisitions, net of cash acquired	(44,506)	-
Net cash used for investing activities	(48,884)	(3,579)
Financing activities:
Dividends paid	(10,479)	(9,878)
Proceeds from exercise of stock options	352	478
Repurchase of treasury stock	(460)	(2,873)
Issuance of treasury stock	72	93
Net cash used for financing activities	(10,515)	(12,180)
Effect of foreign exchange rates on cash	(584)	(197)
(Decrease) Increase in cash and cash equivalents	(14,914)	36,330
Cash and cash equivalents – beginning of period	72,273	48,871
Cash and cash equivalents – end of period	$57,359	$85,201

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter and year-to-date ended June 30,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Employee benefit stock	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, March 31, 2020	$37,220	$42,690	$292,785	$(201)	$(154)	$(36,619)	$335,721
Net earnings	-	-	9,534	-	-	-	9,534
Pension and postretirement benefits (net of ($1) tax effect)	-	-	-	1	-	-	1
Foreign currency translation	-	-	-	445	-	-	445
Cash dividends of $0.17 per share	-	-	(4,949)	-	-	-	(4,949)
Stock-based compensation	-	398	-	-	-	-	398
Purchase of common stock for treasury stock	-	-	-	-	-	(406)	(406)
Issuance of treasury stock (6 shares)	-	368	-	-	-	31	399
Balance, June 30, 2020	$37,220	$43,456	$297,370	$245	$(154)	$(36,994)	$341,143

Balance, December 31, 2019	$37,200	$41,956	$285,879	$425	$(154)	$(34,238)	$331,068
Net earnings	-	-	21,388	-	-	-	21,388
Pension and postretirement benefits (net of ($1) tax effect)	-	-	-	2	-	-	2
Foreign currency translation	-	-	-	(182)	-	-	(182)
Cash dividends of $0.34 per share	-	-	(9,897)	-	-	-	(9,897)
Stock options exercised	20	438	-	-	-	20	478
Stock-based compensation	-	705	-	-	-	-	705
Purchase of common stock for treasury stock	-	-	-	-	-	(2,873)	(2,873)
Issuance of treasury stock (15 shares)	-	357	-	-	-	97	454
Balance, June 30, 2020	$37,220	$43,456	$297,370	$245	$(154)	$(36,994)	$341,143

Balance, March 31, 2021	$37,221	$45,599	$323,383	$602	$-	$(36,956)	$369,849
Net earnings	-	-	13,972	-	-	-	13,972
Pension and postretirement benefits (net of ($1) tax effect)	-	-	-	3	-	-	3
Foreign currency translation	-	-	-	2,806	-	-	2,806
Cash dividends of $0.18 per share	-	-	(5,251)	-	-	-	(5,251)
Stock-based compensation	-	573	-	-	-	-	573
Purchase of common stock for treasury stock	-	-	-	-	-	(460)	(460)
Issuance of treasury stock (23 shares)	-	328	-	-	-	27	355
Balance, June 30, 2021	$37,221	$46,500	$332,104	$3,411	$-	$(37,389)	$381,847

Balance, December 31, 2020	$37,221	$44,964	$314,850	$1,313	$-	$(37,089)	$361,259
Net earnings	-	-	27,753	-	-	-	27,753
Pension and postretirement benefits (net of ($2) tax effect)	-	-	-	5	-	-	5
Foreign currency translation	-	-	-	2,093	-	-	2,093
Cash dividends of $0.36 per share	-	-	(10,499)	-	-	-	(10,499)
Stock options exercised	-	281	-	-	-	71	352
Stock-based compensation	-	947	-	-	-	-	947
Purchase of common stock for treasury stock	-	-	-	-	-	(460)	(460)
Issuance of treasury stock (46 shares)	-	308	-	-	-	89	397
Balance, June 30, 2021	$37,221	$46,500	$332,104	$3,411	$-	$(37,389)	$381,847

*	Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1   Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at June 30, 2021 and December 31, 2020, results of operations, comprehensive income, cash flows and statements of shareholders’ equity for the three and six-month periods ended June 30, 2021 and 2020.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Balance at beginning of period	$12,458	$5,981	$11,617	$5,583
Net additions charged to earnings	1,312	1,232	2,732	2,393
Costs incurred	(805)	(792)	(1,384)	(1,555)
Balance at end of period	$12,965	$6,421	$12,965	$6,421

Note 3   Accumulated Other Comprehensive Income

Components of and changes in accumulated other comprehensive income at June 30, 2021 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$55	$1,258	$1,313
Other comprehensive income before reclassifications	-	2,093	2,093
Amounts reclassified from accumulated other comprehensive income, net of tax of ($2)	5	-	5
Net current period other comprehensive income, net of tax	5	2,093	2,098
Accumulated other comprehensive income	$60	$3,351	$3,411

Components of and changes in accumulated other comprehensive income at June 30, 2020 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$263	$162	$425
Other comprehensive (loss) before reclassifications	-	(182)	(182)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($1)	2	-	2
Net current period other comprehensive income (loss), net of tax	2	(182)	(180)
Accumulated other comprehensive income	$265	$(20)	$245

Details of reclassifications out of accumulated other comprehensive income during the six months ended June 30, 2021 and 2020 are immaterial.

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

The total purchase consideration, net of cash acquired, was $44 million. The Company's preliminary allocation of the purchase price at June 30, 2021 included $3.9 million of receivables, $3.9 million of inventory, $2.5 million of other assets, $21.0 million of intangibles and $16.2 million of goodwill that is deductible for tax purposes. The intangible assets acquired are primarily customer relationships and developed technology with estimated average useful lives of 12 to 15 years.  The Company also assumed $1.2 million of accounts payable, $0.6 million of deferred tax liabilities and $1.7 million of other liabilities as part of the acquisition.

The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of June 30, 2021, the Company had not completed its analysis for estimating the fair value of the assets acquired.

Effective November 2, 2020, the Company acquired 100% of the outstanding stock of s::can GmbH and subsidiaries (“s::can”) headquartered in Vienna, Austria.  s::can specializes in optical water quality sensing solutions that provide real-time measurement of a variety of parameters in water and wastewater utilizing in-line monitoring systems and other applications.

The total purchase consideration for s::can was $30.6 million, which was inclusive of $29.7 million in cash and a primary working capital settlement along with $0.9 million in payments that are anticipated to be made in the third quarter of 2021, which are recorded in payables on the Consolidated Balance Sheet at June 30, 2021. The Company's preliminary allocation of the purchase price at June 30, 2021 included $3.1 million of receivables, $4.3 million of inventory, $1.2 million of other assets, $12.7 million of intangibles and $17.4 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily customer relationships and developed technology with an estimated average useful life of 12 years.  The Company also assumed $3.6 million of accounts payable, $3.2 million of deferred tax liabilities and $1.3 million of other liabilities as part of the acquisition.

The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of June 30, 2021, the Company had not completed its analysis for estimating the fair value of the assets acquired.

Note 5   Contingencies, Litigation and Commitments

In the normal course of business, the Company is named in legal proceedings.  There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2020 and the first half of 2021 were not material.

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

The Company’s earnings before incomes taxes, income tax expense and effective income tax rate are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Earnings before income taxes	$18,639	$12,588	$36,348	$28,528
Provision for income taxes	4,667	3,054	8,595	7,140
Effective income tax rate	25.0%	24.3%	23.6%	25.0%

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

Note 8   Subsequent Events

The Company evaluates subsequent events at the date of the balance sheet as well as conditions that arise after the balance sheet date but before the financial statements are issued.  The effects of conditions that existed at the balance sheet date are recognized in the financial statements.  Events and conditions arising after the balance sheet date but before the financial statements are issued are evaluated to determine if disclosure is required to keep the financial statements from being misleading.  To the extent such events and conditions exist, if any, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions.  For purposes of preparing the accompanying consolidated financial statements and the notes to these financial statements, the Company evaluated subsequent events through the date that the accompanying financial statements were issued.

On July 8, 2021, the Company entered into a new credit agreement, replacing its existing facility which was set to expire in September 2021.  The credit agreement includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance its financial flexibility including an increase feature, acquisition holiday, and favorable financial covenants.

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

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Revenues:
United States	$107,779	$80,754	$202,045	$175,246
Foreign:
Asia	3,686	1,437	8,475	2,985
Canada	3,452	2,125	6,065	5,261
Europe	4,605	3,293	16,352	8,068
Mexico	1,192	1,025	3,077	2,995
Middle East	1,585	2,218	3,761	3,755
Other	570	267	936	1,317
Total	$122,869	$91,119	$240,711	$199,627

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended June 30,				Six months ended June 30,
(In thousands)	2021		2020		2021		2020
Revenue recognized over time	$7,118	5.8%	$5,177	5.7%	$13,579	5.6%	$9,981	5.0%
Revenue recognized at a point in time	115,751	94.2%	85,942	94.3%	227,132	94.4%	189,646	95.0%
Total	$122,869	100.0%	$91,119	100.0%	$240,711	100.0%	$199,627	100.0%

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

The closing balances of the Company's receivables and contract liabilities are as follows:

	June 30, 2021	December 31, 2020
(In thousands)
Receivables	$63,951	$61,689
Contract liabilities	26,700	24,761

Contract liabilities are included in Payables and Other long-term liabilities on the Company’s Consolidated Condensed Balance Sheets.  The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables in the three and six-month periods ended June 30, 2021 and twelve-month period ended December 31, 2020.

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

          As of June 30, 2021, the Company had certain contracts with unsatisfied performance obligations.  For contracts recorded as contract liabilities, $26.7 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period.  The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $5.8 million in 2021, $2.7 million in each year from 2022 through 2026 and $7.4 million thereafter.

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

	June 30, 2021	December 31, 2020
(In thousands)
Right-of-use assets	$7,114	$6,865
Lease liabilities	7,442	7,218

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
(In thousands)
Operating lease expense	$768	$754	$1,652	$1,519
Variable and short-term lease expense	36	39	76	96
Rent expense	$804	$793	$1,728	$1,615

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company’s lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of June 30, 2021 and December 31, 2020, the remaining lease term on the Company’s leases was 5.8 years and 6.0 years, respectively.  As of June 30, 2021 and December 31, 2020, the discount rate was 5.0%.  The future minimum lease payments to be paid under operating leases are as follows:

June 30, 2021
(In thousands)
2021 (remaining six months)	$1,428
2022	1,919
2023	1,744
2024	1,361
2025	1,184
Thereafter	1,009
Total future lease payments	8,645
Present value adjustment	(1,203)
Present value of future lease payments	$7,442

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

For over 115 years, the Company has offered innovative flow metering and control solutions for smart water management, smart buildings and smart industrial processes. The acquisition of s::can and ATi, leading providers of water quality monitoring solutions, adds real-time water quality parameters to our capabilities and enhances the scope of actionable data for our customers to help measure and protect natural resources. The combined solutions from Badger Meter, s::can and ATi offer technology that measures both the quantity and quality of water.

Finally, the concept of “Smart Cities” is one avenue to affect efficient city operations, conserve resources and improve service and delivery.  Smart water solutions (“Smart Water”) are those that provide actionable information through data analytics from an interconnected and interoperable network of sensors and devices that help people and organizations efficiently use and conserve water.  Badger Meter is well positioned to benefit from the advancement of Smart Water applications within the Smart Cities framework.  Cities have a keen interest in Smart Water as it provides both a revenue base, quality monitoring and conservation outcome.  Badger Meter is one of approximately a dozen firms that are part of AT&T’s Smart City Alliance.  By leveraging this alliance, the Company has been able complement its ability to gain access and sell its broad smart water solutions to higher level decision makers within a city such as the mayor’s office.  In addition, it allows Badger Meter to keep abreast of emerging cellular technology changes which the Company believes is the premier infrastructure-free AMI solution.

Current Business Trends

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On March 11, 2020, the WHO characterized COVID-19 as a pandemic.

Beginning in the second quarter of 2020, the Company implemented remote work arrangements for non-production personnel, adopted robust safety, social distancing and temperature screening protocols throughout its manufacturing sites and enacted other measures to be able to deliver products to meet customer orders on a timely basis.  While the pandemic has had varying levels of impact to demand trends since its inception, to date it has not materially affected our ability to maintain business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

During the first half of 2021, the Company continued to operate under various return-to-work protocols for non-production personnel and our manufacturing operations continued to follow safety and COVID-19 protocols. The introduction of vaccines in the Company’s primary geographic markets have aided its utility water and flow instrumentation customers in returning to more normal operations. On July 6, 2021, all US based non-production employees returned to the office following robust vaccination rollouts across the US. Customer order rates have improved; however, global electronics and other component shortages, along with logistics constraints, have resulted in manufacturing interruptions which limited the Company’s output in the first half of 2021.  These varied and wide-spread component availability and supply chain issues continue to inhibit the Company’s ability to fully satisfy the increase in demand for certain products. The Company’s primary competitors are experiencing similar lead time extensions, and therefore the Company does not believe its competitive position has been negatively impacted.  While the Company is navigating this dynamic and fluid environment with supply chain and operational agility to support customers, these intermittent disruptions increased the Company’s backlog to record levels and are likely to increase the unevenness of sales patterns for the remainder of 2021 and potentially beyond.

It remains difficult to estimate the severity and duration of the impact of the COVID-19 pandemic on the Company’s business, financial position or results of operations. The magnitude of the impact will be determined by the duration and span of the pandemic, operational disruptions including those resulting from government actions, delivery interruptions due to component supply availability or global logistics constraints, the timeline for broadly available vaccines and the overall impact on the economy.  The Company is monitoring the ongoing situation and keeps the Board of Directors informed of developments.

Acquisitions

Effective January 1, 2021, the Company acquired 100% of the outstanding stock of ATi, headquartered in Collegeville, Pennsylvania, a provider of water quality monitoring systems.

The total purchase consideration, net of cash acquired, was $44 million. The Company's preliminary allocation of the purchase price at June 30, 2021 included $3.9 million of receivables, $3.9 million of inventory, $2.5 million of other assets, $21.0 million of intangibles and $16.2 million of goodwill that is deductible for tax purposes. The intangible assets acquired are primarily customer relationships and developed technology with estimated average useful lives of 12 to 15 years.  The Company also assumed $1.2 million of accounts payable, $0.6 million of deferred tax liabilities and $1.7 million of other liabilities as part of the acquisition.  The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition.

As of June 30, 2021, the Company had not completed its analysis for estimating the fair value of the assets acquired.  This acquisition is further described in Note 4 “Acquisitions” in the Notes to Consolidated Financial Statements.

Effective November 2, 2020, the Company acquired 100% of the outstanding stock of s::can headquartered in Vienna, Austria.  s::can specializes in optical water quality sensing solutions that provide real-time measurement of a variety of parameters in water and wastewater utilizing in-line monitoring systems and other applications.

The total purchase consideration for s::can was $30.6 million, which was inclusive of $29.7 million in cash and a primary working capital settlement along with $0.9 million in payments that are anticipated to be made in the third quarter of 2021, which are recorded in payables on the Consolidated Balance Sheet at June 30, 2021. The Company's preliminary allocation of the purchase price at June 30, 2021 included $3.1 million of receivables, $4.3 million of inventory, $1.2 million of other assets, $12.7 million of intangibles and $17.4 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily customer relationships and developed technology with an estimated average useful life of 12 years. The Company also assumed $3.6 million of accounts payable, $3.2 million of deferred tax liabilities and $1.3 million of other liabilities as part of the acquisition.  The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition.

As of June 30, 2021, the Company had not completed its analysis for estimating the fair value of the assets acquired.  This acquisition is further described in Note 4 “Acquisitions” in the Notes to Consolidated Financial Statements.

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

Results of Operations - Three Months Ended June 30, 2021

Net Sales

The Company’s net sales for the three months ended June 30, 2021 were $122.9 million compared to $91.1 million during the same period in 2020. Sales into the utility water market were $100.1 million, an increase of 38.3% from the prior year’s $72.4 million.  The increase was partially attributable to the acquisitions of s::can and ATi which added approximately $12.2 million of revenue to the three months ended June 30, 2021.  Excluding these acquisitions, utility sales increased 21.5% year-over-year due to favorable comparisons because of COVID-19 and growth in BEACON® SaaS revenue, strong AMR and ORION® cellular-based AMI demand and favorable value-based pricing realization. Orders exceeded sales in the quarter, the result of manufacturing interruptions from the widespread global electronics and other component shortages, and logistics challenges which limited output. Sales of products into the global flow instrumentation end markets were $22.8 million, 21.5% higher than the prior year’s $18.7 million due to recovering global activity levels across the array of end markets and applications served as well as favorable coronavirus-impacted comparisons.

Earnings

Total operating earnings for the three months ended June 30, 2021 were $18.7 million, or 15.2% of sales, compared to $12.7 million, or 13.9% of sales, in the comparable prior year quarter.  Gross margin dollars increased $14.3 million, and gross margin as a percent of sales increased from 39.3% to 40.8%.  The second quarter of 2021 benefitted from favorable acquisition and product sales mix, including higher SaaS revenues, as well as the benefit of value-based pricing initiatives. These benefits were offset by the impact of higher brass and other costs.  Selling, engineering and administration (“SEA”) expenses were $31.4 million or 25.6% of sales compared to $23.2 million or 25.4% of sales in the comparable prior year quarter which included employee furlough and other temporary expense reduction actions taken in response to COVID-19 lockdowns.  The addition of s::can and ATi, including the resultant intangible asset amortization, further contributed to the year-over-year increase.

The provision for income taxes as a percentage of earnings before income taxes for the second quarter ended June 30, 2021 was 25.0% compared to 24.3% for the comparable prior year period. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the three months ended June 30, 2021 were $14.0 million, or $0.48 per diluted share, compared to $9.5 million, or $0.33 per diluted share, for the same period in 2020.

Results of Operations - Six Months Ended June 30, 2021

Net Sales

The Company’s net sales for the six months ended June 30, 2021 were $240.7 million compared to $199.6 million during the same period in 2020. Sales into the utility water market were $195.9 million, an increase of 23.9% from the prior year’s $158.1 million.  The increase was partially attributable to the acquisitions of s::can and ATi which added approximately $22.2 million of revenue in the first six months of 2021.  Excluding these acquisitions, utility sales increased 9.9% due to favorable comparisons because of COVID-19, value based pricing realization and growth in SaaS revenue. Orders exceeded sales in the first half of 2021, the result of manufacturing interruptions from the widespread global electronics and other component shortages, and logistics challenges which limited output.  Sales of products into the global flow instrumentation end markets were $44.8 million, 7.9% higher than the prior year’s $41.5 million due to improving order activity across the varied end markets, along with favorable prior year comparisons.

Earnings

Total operating earnings for the six months ended June 30, 2021 were $36.4 million, or 15.1% of sales, compared to $28.7 million, or 14.4% of sales, in the comparable prior year quarter.  Gross margin dollars increased $20.3 million, and gross margin as a percent of sales increased from 39.7% to 41.3%.  Positive acquisition and product sales mix, including higher SaaS revenues, contributed to the margin improvement.  In addition, gross margins benefitted from pricing actions which more than offset inflation in brass and other component input costs during the six months ended June 30, 2021.  Selling, engineering and administration (“SEA”) expenses were $63.0 million or 26.2% of sales compared to $50.5 million or 25.3% of sales in the comparable prior year period.  The increase was due to the inclusion of the s::can and ATi acquisitions, along with the resultant intangible asset amortization.

The provision for income taxes as a percentage of earnings before income taxes for the six months ended June 30, 2021 was 23.6% compared to 25.0% for the comparable prior year period.  Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the six months ended June 30, 2021 were $27.8 million, or $0.95 per diluted share, compared to $21.4 million, or $0.73 per diluted share, for the same period in 2020.

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

Primary Working Capital

The Company uses primary working capital (“PWC”) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve month net sales. The following table shows the components of our PWC (in millions):

	June 30, 2021		December 31, 2020
	$	PWC%	$	PWC%
Receivables	$63,951	13.7%	$61,689	13.2%
Inventories	90,793	19.5%	81,586	17.5%
Payables	(41,252)	-8.8%	(34,923)	-7.5%
Primary Working Capital	$113,492	24.3%	$108,352	25.5%

Overall, PWC increased $5.1 million compared to the previous year-end and includes the PWC acquired in connection with the ATi acquisition.  Receivables at June 30, 2021 were $2.2 million higher with the addition of ATi and higher sales activity was offset by strong collection efforts.  Inventories increased $9.2 million due to the addition of ATi along with component cost inflation and higher safety stock and work in process levels associated with varied component shortages.  Payables at June 30, 2021 were $6.3 million higher than year-end due to the addition of ATi as well as timing of payments relative to quarter and year-ends.

Cash Provided by Operations

Cash provided by operations in the first six months of 2021 was $45.1 million compared to $52.3 million in the same period of 2020.  Strong earnings and working capital management activities drove solid cash conversion in both years.  The decline in operating cash flow year-over-year was due primarily to increased working capital to support increased order activity as well as the timing of income tax payments between years.

Capital expenditures for the first six months of 2021 were $4.4 million compared to $3.6 million in the comparable prior year period.

Cash and cash equivalents declined to $57.4 million from $72.3 million at December 31, 2020 due to the deployment of $44 million to acquire ATi and payment of quarterly dividends, partially offset by strong cash flow generation.

On July 8, 2021, the Company entered into a new credit agreement, replacing its existing facility which was set to expire in September 2021. The credit agreement includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million).  The facility includes several features that enhance its financial flexibility including an increase feature, acquisition holiday, and favorable financial covenants.  The Company was in compliance with all covenants as of June 30, 2021. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products.  The Company had $133.3 million of unused credit lines available at June 30, 2021, prior to the execution of the new facility.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2020 and the first two quarters of 2021 were not material.

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

Item 4  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2021.  Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President – Chief Financial Officer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1A  Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2Unregistered Sales of Equity Securities and Use of Proceeds

In February 2020, the Board of Directors authorized the repurchase of up to an additional 400,000 shares of the Company’s Common Stock through February 2023.  The Company did not make any purchases of equity securities under the repurchase program during the quarter ended June 30, 2021.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
April 1, 2021 - April 30, 2021	-	-	49,953	350,047
May 1, 2021 - May 31, 2021	5,000	$91.96	54,953	345,047
June 1, 2021 - June 30, 2021	-	-	54,953	345,047
Total as of June 30, 2021	5,000		54,953	345,047

Item 6  Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10.1

Credit Agreement dated July 8, 2021 among Badger Meter, Inc. and each lender and agent listed on the signature pages thereof.

[Incorporated by reference from Exhibit (10.1) to Badger Meter, Inc.'s Current Report on Form 8-K, filed on July 9, 2021 (Commission File No. 001-06706)].

10.2

Badger Meter, Inc. 2021 Omnibus Incentive Plan.

[Incorporated by reference from Exhibit (10.1) to Badger Meter, Inc.'s Current Report on Form 8-K, filed on April 30, 2021 (Commission File No. 001-06706)].

10.3

Badger Meter, Inc. 2021 Omnibus Incentive Plan form of Performance Share Award Agreement.

[Incorporated by reference from Exhibit (10.2) to Badger Meter, Inc.'s Current Report on Form 8-K, filed on April 30, 2021 (Commission File No. 001-06706)].

10.4

Badger Meter, Inc. 2021 Omnibus Incentive Plan form of Restricted Stock Award Agreement.

[Incorporated by reference from Exhibit (10.3) to Badger Meter, Inc.'s Current Report on Form 8-K, filed on April 30, 2021 (Commission File No. 001-06706)].

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) the Consolidated Condensed Statements of Shareholders’ Equity and (vi) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: July 27, 2021	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

	By	/s/ Robert A. Wrocklage
Robert A. Wrocklage
Senior Vice President – Chief Financial Officer

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President – Controller