Form 10-Q
period 2021-09-30
BADGER METER INC
filed 2021-10-28
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 12, 2021 there were 29,249,848 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended September 30, 2021

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

Part I – Financial Information

Item 1  Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	(Unaudited)
	(In thousands)
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$67,038	$72,273
Receivables	73,747	61,689
Inventories:
Finished goods	25,122	24,881
Work in process	14,584	16,841
Raw materials	52,118	39,864
Total inventories	91,824	81,586
Prepaid expenses and other current assets	13,083	5,303
Total current assets	245,692	220,851
Property, plant and equipment, at cost	216,531	217,404
Less accumulated depreciation	(136,590)	(134,699)
Net property, plant and equipment	79,941	82,705
Intangible assets, at cost less accumulated amortization	67,076	53,598
Other assets	16,508	17,428
Deferred income taxes	5,084	5,090
Goodwill	104,726	88,708
Total assets	$519,027	$468,380
Liabilities and shareholders’ equity
Current liabilities:
Payables	$42,408	$34,923
Accrued compensation and employee benefits	18,874	14,617
Warranty and after-sale costs	12,886	11,617
Other current liabilities	5,667	4,042
Total current liabilities	79,835	65,199
Other long-term liabilities	30,742	25,283
Deferred income taxes	5,998	5,696
Accrued non-pension postretirement benefits	5,763	5,789
Other accrued employee benefits	4,865	5,154
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock	37,221	37,221
Capital in excess of par value	48,432	44,964
Reinvested earnings	342,050	314,850
Accumulated other comprehensive income	1,167	1,313
Less: Treasury stock, at cost	(37,046)	(37,089)
Total shareholders’ equity	391,824	361,259
Total liabilities and shareholders’ equity	$519,027	$468,380

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2021	2020	2021	2020
Net sales	$128,738	$113,587	$369,449	$313,214
Cost of sales	77,554	68,564	218,801	189,019
Gross margin	51,184	45,023	150,648	124,195
Selling, engineering and administration	31,744	25,509	94,786	76,001
Operating earnings	19,440	19,514	55,862	48,194
Interest expense (income), net	14	(46)	28	18
Other pension and postretirement costs	30	21	90	109
Earnings before income taxes	19,396	19,539	55,744	48,067
Provision for income taxes	3,541	4,678	12,136	11,818
Net earnings	$15,855	$14,861	$43,608	$36,249

Earnings per share:
Basic	$0.54	$0.51	$1.50	$1.25
Diluted	$0.54	$0.51	$1.49	$1.24

Dividends declared per common share	$0.20	$0.18	$0.56	$0.52

Shares used in computation of earnings per share:
Basic	29,157,628	29,048,683	29,124,491	29,049,675
Impact of dilutive securities	184,204	171,814	200,043	169,862
Diluted	29,341,832	29,220,497	29,324,534	29,219,537

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2021	2020	2021	2020
Net earnings	$15,855	$14,861	$43,608	$36,249
Other comprehensive loss:
Foreign currency translation adjustments	(2,248)	450	(155)	268
Pension and postretirement benefits, net of tax	4	(11)	9	(9)
Comprehensive income	$13,611	$15,300	$43,462	$36,508

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	(Unaudited) (In thousands)
	2021	2020
Operating activities:
Net earnings	$43,608	$36,249
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	8,619	9,132
Amortization	12,358	9,803
Deferred income taxes	42	401
Noncurrent employee benefits	232	571
Stock-based compensation expense	1,537	1,041
Changes in:
Receivables	(8,985)	3,184
Inventories	(5,685)	5,188
Payables	7,420	(2,175)
Prepaid expenses and other assets	(9,321)	6,485
Other liabilities	12,935	3,799
Total adjustments	19,152	37,429
Net cash provided by operations	62,760	73,678
Investing activities:
Property, plant and equipment expenditures	(8,169)	(5,855)
Proceeds from company owned life insurance plans	596	-
Acquisitions, net of cash acquired	(45,273)	-
Net cash used for investing activities	(52,846)	(5,855)
Financing activities:
Net decrease short-term debt	-	(4,600)
Dividends paid	(16,318)	(15,108)
Proceeds from exercise of stock options	2,037	505
Repurchase of treasury stock	(460)	(2,934)
Issuance of treasury stock	72	126
Net cash used for financing activities	(14,669)	(22,011)
Effect of foreign exchange rates on cash	(480)	(782)
(Decrease) Increase in cash and cash equivalents	(5,235)	45,030
Cash and cash equivalents – beginning of period	72,273	48,871
Cash and cash equivalents – end of period	$67,038	$93,901

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter and year-to-date ended September 30,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Employee benefit stock	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, June 30, 2020	$37,220	$43,456	$297,370	$245	$(154)	$(36,994)	$341,143
Net earnings	-	-	14,861	-	-	-	14,861
Pension and postretirement benefits (net of ($4) tax effect)	-	-	-	(11)	-	-	(11)
Foreign currency translation	-	-	-	450	-	-	450
Cash dividends of $0.18 per share	-	-	(5,235)	-	-	-	(5,235)
Stock options exercised		20	-	-	-	7	27
Stock-based compensation	-	336	-	-	-	-	336
Purchase of common stock for treasury stock	-	-	-	-	-	(61)	(61)
Issuance of treasury stock (21 shares)	-	38	-	-	-	(5)	33
Balance, September 30, 2020	$37,220	$43,850	$306,996	$684	$(154)	$(37,053)	$351,543

Balance, December 31, 2019	$37,200	$41,956	$285,879	$425	$(154)	$(34,238)	$331,068
Net earnings	-	-	36,249	-	-	-	36,249
Pension and postretirement benefits (net of ($3) tax effect)	-	-	-	(9)	-	-	(9)
Foreign currency translation	-	-	-	268	-	-	268
Cash dividends of $0.52 per share	-	-	(15,132)	-	-	-	(15,132)
Stock options exercised	20	458	-	-	-	27	505
Stock-based compensation	-	1,041	-	-	-	-	1,041
Purchase of common stock for treasury stock	-	-	-	-	-	(2,934)	(2,934)
Issuance of treasury stock (42 shares)	-	395	-	-	-	92	487
Balance, September 30, 2020	$37,220	$43,850	$306,996	$684	$(154)	$(37,053)	$351,543

Balance, June 30, 2021	$37,221	$46,500	$332,104	$3,411	$-	$(37,389)	$381,847
Net earnings	-	-	15,855	-	-	-	15,855
Pension and postretirement benefits (net of $0 tax effect)	-	-	-	4	-	-	4
Foreign currency translation	-	-	-	(2,248)	-	-	(2,248)
Cash dividends of $0.20 per share	-	-	(5,909)	-	-	-	(5,909)
Stock options exercised	-	1,342	-	-	-	343	1,685
Stock-based compensation	-	590	-	-	-	-	590
Balance, September 30, 2021	$37,221	$48,432	$342,050	$1,167	$-	$(37,046)	$391,824

Balance, December 31, 2020	$37,221	$44,964	$314,850	$1,313	$-	$(37,089)	$361,259
Net earnings	-	-	43,608	-	-	-	43,608
Pension and postretirement benefits (net of ($2) tax effect)	-	-	-	9	-	-	9
Foreign currency translation	-	-	-	(155)	-	-	(155)
Cash dividends of $0.56 per share	-	-	(16,408)	-	-	-	(16,408)
Stock options exercised	-	1,623	-	-	-	414	2,037
Stock-based compensation	-	1,537	-	-	-	-	1,537
Purchase of common stock for treasury stock	-	-	-	-	-	(460)	(460)
Issuance of treasury stock (46 shares)	-	308	-	-	-	89	397
Balance, September 30, 2021	$37,221	$48,432	$342,050	$1,167	$-	$(37,046)	$391,824

*	Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1   Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at September 30, 2021 and December 31, 2020, results of operations, comprehensive income, cash flows and statements of shareholders’ equity for the three and nine-month periods ended September 30, 2021 and 2020.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Balance at beginning of period	$12,965	$6,421	$11,617	$5,583
Net additions charged to earnings	935	2,077	3,667	4,470
Costs incurred	(1,014)	(941)	(2,398)	(2,496)
Balance at end of period	$12,886	$7,557	$12,886	$7,557

Note 3   Accumulated Other Comprehensive Income

Components of and changes in accumulated other comprehensive income at September 30, 2021 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$55	$1,258	$1,313
Other comprehensive loss before reclassifications	-	(155)	(155)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($2)	9	-	9
Net current period other comprehensive loss, net of tax	9	(155)	(146)
Accumulated other comprehensive income	$64	$1,103	$1,167

Components of and changes in accumulated other comprehensive income at September 30, 2020 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$263	$162	$425
Other comprehensive income before reclassifications	-	268	268
Amounts reclassified from accumulated other comprehensive income, net of tax of ($3)	(9)	-	(9)
Net current period other comprehensive income, net of tax	(9)	268	259
Accumulated other comprehensive income	$254	$430	$684

Details of reclassifications out of accumulated other comprehensive income during the nine months ended September 30, 2021 and 2020 are immaterial.

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

The total purchase consideration, net of cash acquired, was $44 million. The Company's preliminary allocation of the purchase price at September 30, 2021 included $3.9 million of receivables, $3.9 million of inventory, $2.5 million of other assets, $21.0 million of intangibles and $16.2 million of goodwill that is deductible for tax purposes. The intangible assets acquired are primarily customer relationships and developed technology with estimated average useful lives of 12 to 15 years.  The Company also assumed $1.2 million of accounts payable, $0.6 million of deferred tax liabilities and $1.7 million of other liabilities as part of the acquisition.

The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of September 30, 2021, the Company had not completed its analysis for estimating the fair value of the assets acquired.

Effective November 2, 2020, the Company acquired 100% of the outstanding stock of s::can GmbH and subsidiaries (“s::can”) headquartered in Vienna, Austria.  s::can specializes in optical water quality sensing solutions that provide real-time measurement of a variety of parameters in water and wastewater utilizing in-line monitoring systems and other applications.

The total purchase consideration for s::can was $30.5 million, which was inclusive of $29.7 million in net cash and a final primary working capital settlement of $0.8 million that was made in the third quarter of 2021. The Company's preliminary allocation of the purchase price at September 30, 2021 included $3.1 million of receivables, $4.3 million of inventory, $1.2 million of other assets, $12.7 million of intangibles and $17.4 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily customer relationships and developed technology with an estimated average useful life of 12 years.  The Company also assumed $3.6 million of accounts payable, $3.2 million of deferred tax liabilities and $1.3 million of other liabilities as part of the acquisition.

The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of September 30, 2021, the Company had not completed its analysis for estimating the fair value of the assets acquired.

Note 5   Contingencies, Litigation and Commitments

In the normal course of business, the Company is named in legal proceedings.  There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2020 and the first three quarters of 2021 were not material.

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

The Company’s earnings before incomes taxes, income tax expense and effective income tax rate are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Earnings before income taxes	$19,396	$19,539	$55,744	$48,067
Provision for income taxes	3,541	4,678	12,136	11,818
Effective income tax rate	18.3%	23.9%	21.8%	24.6%

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

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Revenues:
United States	$111,281	$102,945	$313,326	$278,191
Foreign:
Asia	3,927	1,634	12,402	4,619
Canada	3,021	2,615	9,086	7,876
Europe	7,044	3,728	23,396	11,796
Mexico	948	1,226	4,025	4,221
Middle East	1,996	904	5,757	4,659
Other	521	535	1,457	1,852
Total	$128,738	$113,587	$369,449	$313,214

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended September 30,				Nine months ended September 30,
(In thousands)	2021		2020		2021		2020
Revenue recognized over time	$7,427	5.8%	$5,542	4.9%	$21,006	5.7%	$15,523	5.0%
Revenue recognized at a point in time	121,311	94.2%	108,045	95.1%	348,443	94.3%	297,691	95.0%
Total	$128,738	100.0%	$113,587	100.0%	$369,449	100.0%	$313,214	100.0%

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

The closing balances of the Company's receivables and contract liabilities are as follows:

	September 30, 2021	December 31, 2020
(In thousands)
Receivables	$73,747	$61,689
Contract liabilities	29,008	24,761

Contract liabilities are included in Payables and Other long-term liabilities on the Company’s Consolidated Condensed Balance Sheets.  The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables in the three and nine-month periods ended September 30, 2021 and twelve-month period ended December 31, 2020.

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

          As of September 30, 2021, the Company had certain contracts with unsatisfied performance obligations.  For contracts recorded as contract liabilities, $29.0 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period.  The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $5.5 million in 2021, $3.0 million in each year from 2022 through 2026 and $8.5 million thereafter.

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

	September 30, 2021	December 31, 2020
(In thousands)
Right-of-use assets	$6,481	$6,865
Lease liabilities	6,797	7,218

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
(In thousands)
Operating lease expense	$768	$675	$2,420	$2,194
Variable and short-term lease expense	38	35	115	131
Rent expense	$806	$710	$2,535	$2,325

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company’s lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of September 30, 2021 and December 31, 2020, the remaining lease term on the Company’s leases was 5.9 years and 6.0 years, respectively.  As of September 30, 2021 and December 31, 2020, the discount rate was 5.0%.  The future minimum lease payments to be paid under operating leases are as follows:

September 30, 2021
(In thousands)
2021 (remaining three months)	$699
2022	1,922
2023	1,744
2024	1,361
2025	1,184
Thereafter	998
Total future lease payments	7,908
Present value adjustment	(1,111)
Present value of future lease payments	$6,797

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

Water meter replacement and the adoption and deployment of new technology comprise the majority of water meter product sales, including radio products.  To a much lesser extent, housing starts also contribute to the new product sales base.  Over the last decade, there has been a growing trend in the conversion from manually read water meters to meters with radio technology.  This conversion rate is accelerating, with the Company estimating that approximately 70% of water meters installed in the United States have been converted to a radio solution technology.

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

Long-Term Business Trends

Across the globe, increasing regulations and a focus on sustainability are driving companies and utilities to better manage critical resources like water, monitor their use of hazardous materials and reduce exhaust gases.  Some customers measure fluids to identify leaks and/or misappropriation for cost control or add measurement points to help automate manufacturing.  Other customers employ measurement to comply with government mandates and laws including those associated with process and discharge water quality monitoring.  The Company provides flow measurement technology to primarily measure water, but also oil, chemicals and other fluids, gases and steams.  This technology is critical to provide baseline usage data and to quantify reductions as customers attempt to reduce consumption.  For example, once water usage metrics are better understood, a strategy for water-use reduction can be developed with specific water-reduction initiatives targeted to those areas where it is most viable.  With the Company’s technology, customers have found costly leaks, pinpointed equipment in need of repair, and identified areas for process improvements.

Increasingly, customers in the utility water market are interested in more frequent and diverse data collection and the use of water metering and quality analytics to evaluate water distribution activity.  Specifically, AMI technology enables water utilities to capture readings from each meter at more frequent and variable intervals.  There are more than 50,000 water utilities in the United States and the Company estimates that approximately 70% of their respective connections have converted to a radio solution.  The Company believes it is well positioned to meet this continuing conversion trend with its comprehensive radio and software solutions.

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

For over 116 years, the Company has offered innovative flow metering and control solutions for smart water management, smart buildings and smart industrial processes. The acquisition of s::can and ATi, leading providers of water quality monitoring solutions, adds real-time water quality parameters to our capabilities and enhances the scope of actionable data for our customers to help measure and protect natural resources. The combined solutions from Badger Meter, s::can and ATi offer technology that measures both the quantity and quality of water.

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

Thus far in 2021, the Company continued to operate under various return-to-work protocols for non-production personnel and our manufacturing operations continued to follow safety and COVID-19 protocols. The introduction of vaccines in the Company’s primary geographic markets have aided its utility water and flow instrumentation customers in returning to more normal operations. On July 6, 2021, all US based non-production employees returned to the office on a hybrid basis following vaccination rollouts across the US. Customer order rates have improved; however, global electronics and other component shortages, along with logistics constraints, have resulted in manufacturing interruptions which limited the Company’s output throughout the first nine months of 2021.  These varied and wide-spread component availability and supply chain issues continue to inhibit the Company’s ability to fully satisfy the increase in demand for certain products. In addition, cost inflation of materials and other expenses is becoming more pervasive. The Company continues to pursue pricing initiatives to offset inflationary cost pressures where possible.  The Company’s primary competitors are also experiencing lead time extensions, inflation, and pricing dynamics, and therefore the Company does not believe its competitive position has been negatively impacted.  While the Company is navigating this dynamic and fluid environment with supply chain, inflation and logistics challenges through operational agility to support customers, these disruptions increased the Company’s backlog to record levels and are likely to increase the unevenness of sales patterns for the remainder of 2021 and into 2022.

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

The total purchase consideration, net of cash acquired, was $44 million. The Company's preliminary allocation of the purchase price at September 30, 2021 included $3.9 million of receivables, $3.9 million of inventory, $2.5 million of other assets, $21.0 million of intangibles and $16.2 million of goodwill that is deductible for tax purposes. The intangible assets acquired are primarily customer relationships and developed technology with estimated average useful lives of 12 to 15 years.  The Company also assumed $1.2 million of accounts payable, $0.6 million of deferred tax liabilities and $1.7 million of other liabilities as part of the acquisition.  The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition.

As of September 30, 2021, the Company had not completed its analysis for estimating the fair value of the assets acquired.  This acquisition is further described in Note 4 “Acquisitions” in the Notes to Consolidated Financial Statements.

Effective November 2, 2020, the Company acquired 100% of the outstanding stock of s::can headquartered in Vienna, Austria.  s::can specializes in optical water quality sensing solutions that provide real-time measurement of a variety of parameters in water and wastewater utilizing in-line monitoring systems and other applications.

The total purchase consideration for s::can was $30.5 million, which was inclusive of $29.7 million in net cash and a final primary working capital settlement of $0.8 million that was made in the third quarter of 2021. The Company's preliminary allocation of the purchase price at September 30, 2021 included $3.1 million of receivables, $4.3 million of inventory, $1.2 million of other assets, $12.7 million of intangibles and $17.4 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily customer relationships and developed technology with an estimated average useful life of 12 years. The Company also assumed $3.6 million of accounts payable, $3.2 million of deferred tax liabilities and $1.3 million of other liabilities as part of the acquisition.  The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition.

As of September 30, 2021, the Company had not completed its analysis for estimating the fair value of the assets acquired.  This acquisition is further described in Note 4 “Acquisitions” in the Notes to Consolidated Financial Statements.

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

Results of Operations - Three Months Ended September 30, 2021

Net Sales

The Company’s net sales for the three months ended September 30, 2021 were $128.7 million compared to $113.6 million during the same period in 2020. Sales into the utility water market were $105.1 million, an increase of 12.2% from the prior year’s $93.6 million.  The increase was partially attributable to the acquisitions of s::can and ATi which added approximately $9.9 million in net sales to the three months ended September 30, 2021.  Excluding these acquisitions, utility water sales increased 1.7% over the strong prior year quarter which benefitted from post-COVID lockdown backlog recovery.  The Company’s net sales grew as a result of increased mechanical meter and ORION® Cellular endpoint sales as well as increased BEACON® SaaS revenue. This growth came despite the impact of insufficient supply of electronic and other components on the conversion of utility water orders to net sales in the current year.  Sales of products into the global flow instrumentation end markets were $23.6 million, 18.5% higher than the prior year’s $20.0 million due to improved demand and easier comparisons which benefitted orders across the varied water and industrial end markets and applications served.

Earnings

Total operating earnings for the three months ended September 30, 2021 were $19.4 million, or 15.1% of sales, compared to $19.5 million, or 17.2% of sales, in the comparable prior year quarter.  Gross margin dollars increased $6.2 million, and gross margin as a percent of sales increased from 39.6% to 39.8%.  The third quarter of 2021 benefitted from pricing realization, which partially offset inflationary cost pressures across the supply chain including raw materials, logistics and freight as well as production volatility caused by restricted component availability.  Gross margins also benefitted from favorable product and acquisition mix, including higher SaaS revenues.  Selling, engineering and administration (“SEA”) expenses were $31.7 million or 24.7% of sales compared to $25.5 million or 22.5% of sales in the comparable prior year quarter which included pandemic-impacted expense reductions such as lower travel costs.  The addition of s::can and ATi, including the resultant intangible asset amortization, further contributed to the year-over-year increase.

The provision for income taxes as a percentage of earnings before income taxes for the third quarter ended September 30, 2021 was 18.3% compared to 23.9% for the comparable prior year period.  The current quarter effective tax rate included a discrete income tax benefit related to stock options exercises and restricted stock vesting transactions. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the three months ended September 30, 2021 were $15.9 million, or $0.54 per diluted share, compared to $14.9 million, or $0.51 per diluted share, for the same period in 2020.

Results of Operations - Nine Months Ended September 30, 2021

Net Sales

The Company’s net sales for the nine months ended September 30, 2021 were $369.4 million compared to $313.2 million during the same period in 2020. Sales into the utility water market were $301.0 million, an increase of 19.6% from the prior year’s $251.7 million.  The increase was partially attributable to the acquisitions of s::can and ATi which added approximately $32.0 million in net sales in the first nine months of 2021.  Excluding these acquisitions, utility water sales increased 6.9% due to strong order demand, favorable comparisons because of COVID-19, value based pricing realization and growth in SaaS revenue. Orders exceeded sales during the first nine months of 2021, the result of manufacturing interruptions from the widespread global electronics and other component shortages, and logistics challenges which limited output.  Sales of products into the global flow instrumentation end markets were $68.4 million, 11.3% higher than the prior year’s $61.5 million due to improving order activity across the varied applications, along with favorable prior year comparisons.

Earnings

Total operating earnings for the nine months ended September 30, 2021 were $55.9 million, or 15.1% of sales, compared to $48.2 million, or 15.4% of sales, in the comparable prior year period.  Gross margin dollars increased $26.5 million, and gross margin as a percent of sales increased from 39.7% to 40.8%.  Positive acquisition and product sales mix, including higher SaaS revenues, contributed to the margin improvement. In addition, gross margins benefitted from pricing actions which offset inflation in brass and other component input costs during the nine months ended September 30, 2021.  SEA expenses were $94.8 million or 25.7% of sales compared to $76.0 million or 24.3% of sales in the comparable prior year period which included pandemic-related expense reductions such as lower salaries (temporary furlough), travel and trade show spending.  The increase was also due to the inclusion of the s::can and ATi acquisitions, along with the resultant intangible asset amortization.

The provision for income taxes as a percentage of earnings before income taxes for the nine months ended September 30, 2021 was 21.8% compared to 24.6% for the comparable prior year period.  Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the nine months ended September 30, 2021 were $43.6 million, or $1.49 per diluted share, compared to $36.2 million, or $1.24 per diluted share, for the same period in 2020.

LIQUIDITY AND CAPITAL RESOURCES

The main sources of liquidity for the Company are cash from operations and borrowing capacity.  In addition, depending on market conditions, the Company may access the capital markets to strengthen its capital position and to provide additional liquidity for general corporate purposes.

Primary Working Capital

The Company uses primary working capital (“PWC”) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve month net sales. The following table shows the components of our PWC:

	September 30, 2021		December 31, 2020
(In thousands)	$	PWC%	$	PWC%
Receivables	$73,747	15.3%	$61,689	14.5%
Inventories	91,824	19.1%	81,586	19.2%
Payables	(42,408)	-8.8%	(34,923)	-8.2%
Primary Working Capital	$123,163	25.6%	$108,352	25.5%

Overall, PWC increased $14.8 million compared to the previous year-end and includes the PWC acquired in connection with the ATi acquisition.  Receivables at September 30, 2021 increased $12.1 million due to the acquisition of ATi and higher sales activity, as well as the modest impact of delayed customer payments, a consequence of the supply chain disruptions on manufacturing output.  Inventories increased $10.2 million due to the acquisition of ATi along with component cost inflation and higher safety stock levels associated with varied component shortages.  Payables at September 30, 2021 were $7.5 million higher than year-end due to the acquisition of ATi as well as timing of payments relative to quarter and year-ends.

Cash Provided by Operations

Cash provided by operations in the first nine months of 2021 was $62.8 million compared to $73.7 million in the same period of 2020.  Strong earnings drove solid cash generation in both years.  The year-over-year decline in operating cash flow was due primarily to higher working capital to support increased order activity, as well as temporary increases in receivables and inventories resulting from supply chain challenges and shipment timing.

Capital expenditures for the first nine months of 2021 were $8.2 million compared to $5.9 million in the comparable prior year period.

Cash and cash equivalents declined to $67.1 million from $72.3 million at December 31, 2020, the result of strong cash flow generation offset by the deployment of $45.3 million for acquisitions and payment of quarterly dividends.

On July 8, 2021, the Company entered into a new credit agreement, replacing its prior facility which was set to expire in September 2021. The credit agreement includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million).  The facility includes several features that enhance the Company’s financial flexibility including an increase feature, acquisition holiday, and favorable financial covenants.  The Company was in compliance with all covenants as of September 30, 2021. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products.  The Company had $158.1 million of unused credit lines available at September 30, 2021.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2020 and the first three quarters of 2021 were not material.

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

Item 4  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2021.  Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President – Chief Financial Officer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1A  Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2Unregistered Sales of Equity Securities and Use of Proceeds

In February 2020, the Board of Directors authorized the repurchase of up to an additional 400,000 shares of the Company’s Common Stock through February 2023.  The Company did not make any purchases of equity securities under the repurchase program during the quarter ended September 30, 2021.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
July 1, 2021 - July 31, 2021	-	-	54,953	345,047
August 1, 2021 - August 31, 2021	-	-	54,953	345,047
September 1, 2021 - September 30, 2021	-	-	54,953	345,047
Total as of September 30, 2021	-		54,953	345,047

Item 6  Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) the Consolidated Condensed Statements of Shareholders’ Equity and (vi) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: October 28, 2021	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

	By	/s/ Robert A. Wrocklage
Robert A. Wrocklage
Senior Vice President – Chief Financial Officer

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President – Controller