Form 10-K
period 2021-12-31
BADGER METER INC
filed 2022-02-23
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  As of June 30, 2021, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $2.85 billion.  For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $98.12 per share, the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 2021, and (ii) each of the Company's executive officers and directors is deemed to be an affiliate of the Company.

As of February 2, 2022, there were 29,249,448 shares of Common Stock outstanding with a par value of $1 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year, are incorporated by reference from the definitive Proxy Statement into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements.  The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements.  All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties.  Some risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements include those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2021.

PART I

ITEM 1.	BUSINESS

Badger Meter, Inc. (the “Company”) is a leading innovator, manufacturer and marketer of products incorporating flow measurement, quality, control and other system solutions serving markets worldwide.  The Company was incorporated in 1905.

Throughout this 2021 Annual Report on Form 10-K, the words “we,” “us” and “our” refer to the Company.

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

Market Overview, Products, Systems and Solutions

With more than a century of water technology innovation, Badger Meter is a global provider of industry leading water solutions encompassing flow measurement, quality and other system parameters.  These offerings provide customers with the data and analytics essential to optimize their operations and contribute to the sustainable use and protection of the world’s most precious resource.  The Company’s flow measurement products measure water and other fluids and are known for accuracy, long-lasting durability and for providing valuable and timely measurement data through various methods.  The Company’s water quality monitoring solutions include optical sensing and electrochemical instruments that provide real-time, on-demand data parameters. The Company’s product lines fall into two categories: sales of water meters, radios, software and related technologies, and water quality monitoring solutions to water utilities (utility water) and sales of meters and other sensing instruments, valves, software and other solutions for industrial applications in water, wastewater, and other industries (flow instrumentation).  The Company estimates that over 90% of its products are used in water related applications.

Utility water, the largest sales category, is comprised of either mechanical or static (ultrasonic) water meters along with the related radio and software technologies and services used by water utilities as the basis for generating their water and wastewater revenues, enabling operating efficiencies and engaging with their end consumers.  It further comprises other sensor technology used in the water distribution system to ensure the safe and efficient delivery of clean water.  These sensors are used to detect leaks in the distribution piping system and to monitor various water quality parameters throughout the distribution system.  The largest geographic market for the Company’s utility water products is North America, primarily the United States, because most of the Company's meters are designed and manufactured to conform to standards promulgated by the American Water Works Association.  The majority of water meters sold by the Company continue to be mechanical in nature; however, static meters are an increasing percentage of the water meters sold by the Company and in the industry, due to a variety of factors, including their ability to maintain measurement accuracy over their useful life.  Providing ultrasonic water meter technology, combined with advanced radio technology, provides the Company with the opportunity to sell into other geographical markets, for example the Middle East, Europe and Southeast Asia.

The flow instrumentation product line primarily serves water applications throughout the broader industrial markets. This product line includes meters, valves and other sensing instruments sold worldwide to measure and control the quantity of fluids going through a pipe or pipeline including water, air, steam, and other liquids and gases.  These products are used in a variety of industries and applications, with the Company’s primary market focus being water/wastewater, heating, ventilating and air conditioning (HVAC) and corporate sustainability.  Flow instrumentation products are generally sold to original equipment manufacturers as the primary flow measurement device within a product or system, as well as through manufacturers’ representatives.

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

Information and analytics are critical to the water metering ecosystem.  The Company’s BEACON® software suite improves utility visibility to their water and water usage.  BEACON is a secure, cloud-hosted software suite that includes a customizable dashboard, and has the ability to establish alerts for specific conditions.  It also allows for consumer engagement tools that permit end water users (such as homeowners) to view and manage their water usage activity.  Benefits to the utility include improved customer service, increased visibility through faster leak detection, the ability to promote and quantify the effects of its water conservation efforts, and easier compliance reporting.

Water meter replacement and the adoption and deployment of new technology comprise the majority of water meter product sales, including radio products.  To a much lesser extent, housing starts also contribute to the new product sales base.  There continues to be a growing trend in the conversion from manually read water meters to meters with radio technology, and for AMR systems to be upgraded to AMI.  The Company estimates that approximately 70% of water meters installed in the United States have been converted to some form of radio solution technology.

In addition to our water utility flow measurement solutions, the Company provides various water quality monitoring solutions utilizing optical sensors and electrochemical instruments that measure a variety of parameters including turbidity, pH, chlorine, nitrates and approximately 40 others.   Utilizing these solutions, water quality can be monitored continually or periodically throughout the network from its original source to the point in which it is recycled and returned.  Real-time water quality parameters enhance the scope of actionable data for water utilities to improve operational security, awareness and efficiency.

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

A leader in both mechanical and static flow metering technologies for industrial markets, the Company offers one of the broadest flow measurement, control and communication portfolios in the market.  This portfolio carries respected brand names including Recordall®, Hedland®, Dynasonics®, Blancett®, ModMag®, and Research Control®, and includes eight of the ten major flow meter technologies.  Customers rely on the Company for application-specific solutions that deliver accurate, timely and dependable flow data and control essential for product quality, cost control, safer operations, regulatory compliance and more sustainable operations.

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

Competition

The Company faces competition for both its utility water and flow instrumentation product lines.  The competition varies from moderate to strong depending upon the products involved and the markets served.  Major competitors for utility water meters include Xylem, Inc. (“Sensus”) and Roper Technologies, Inc. (“Neptune”).  Together with Badger Meter, it is estimated that these companies sell in excess of 85% of the water meters in the North American market. The remaining market share is comprised of competitors such as Master Meter, Inc., Mueller Water Products, Inc., Kamstrup A/S and Diehl Metering GmbH depending on the metering technology.

The Company's primary competitors for utility water radio products in North America are Itron, Inc., Hubbel, Inc. (Aclara Technologies), Neptune and Sensus.

The Company’s primary competitors for water quality monitoring solutions vary depending on the products and offerings.   Traditional water quality monitoring relies on reagents or test kits, along with lab samples with waiting time for results.  The number and scale of competition can be extensive.  The Company’s online, real-time water quality monitoring capabilities generally compete with smaller, specialized firms.

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

Research and Development

Expenditures for research and development activities related to the development of new products, the improvement of existing products and manufacturing process improvements were $14.7 million in 2021, $11.6 million in 2020 and $11.9 million in 2019.  Research and development activities are primarily sponsored by the Company.  The Company also engages from time to time in joint research and development with other companies and organizations.

Intangible Assets

The Company owns or controls several trade secrets and many patents, trademarks and trade names in the United States and other countries that relate to its products and technologies.  No single patent, trademark, trade name or trade secret is material to the Company's business as a whole.

Environmental Protection

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the

Company and such amounts could be material.  Expenditures for compliance control provisions and regulations during 2021, 2020 and 2019 were not material.

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

There are currently no legislative or administrative regulations pending which we anticipate will have a substantial adverse impact on the Company's revenues, earnings or cash flows. However, if new or amended laws or regulations impose significant operational restrictions and compliance requirements upon the Company or its products, the Company's business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted. Refer to Part I, Item 1A. “Risk Factors” of this 2021 Annual Report on Form 10-K for further information.

Human Capital Resources

Our employees are our greatest strength and are critical to the achievement of our vision and successful execution of our strategies. We are committed to recruiting, developing and retaining top talent, in addition to fostering an inclusive environment where all employees can thrive.

The Company and its subsidiaries employed 1,837 persons at December 31, 2021.  Approximately 100 of those employees are covered by a collective bargaining agreement with District 10 of the International Association of Machinists.  The Company is currently operating under a three-year contract with the union, which expires on October 31, 2022.  The Company believes it has good relations with the union and all of its employees.

The below information strives to provide further details on our core values, key programs and initiatives that we utilize to attract develop and retain a diverse and engaged workforce:

Core Values.  Living our core values is at the heart of Badger Meter’s culture. Our culture prioritizes trust, responsibility, collaboration, excellence and a customer focus. The first of these, trust, calls for us to act honestly, ethically and with integrity.  We maintain a formal ethics and compliance program that encourages doing the right thing.  As part of this program, all ethical and legal concerns brought forth by employees are fully investigated and resolved. Employee training is used to reinforce our values companywide, with participation in trainings related to ethics at nearly 100%.  In addition to trust, our values include a focus on diversity, continuous improvement and environmental responsibility.

Recruitment, Development and Retention. In addition to market competitive compensation and benefits, we focus on open, two-way communication, training and development and early talent programs, among other activities to attract and retain key talent:

•

We offer employee assistance and work life benefits to all global employees. Our comprehensive benefits include healthcare, disability and life insurance, paid time off, and leave programs, as well as retirement savings plans.

•	We offer flexible, remote work and part-time arrangements, as business roles permit.
•

Consistent with the broader labor market, our regrettable turnover increased to 9.6% in 2021, compared to 4.3% in 2020, and 7.6% in 2019.  Increased labor competition in the US was the primary driver of the increase.

•

We implemented a baseline global engagement survey in 2021 as part of our continuous improvement process to enable positive change and increase employee engagement. We will utilize feedback received from the survey to identify meaningful actions targeted at fostering improvement in employee engagement, including pulse surveys to monitor effectiveness of action plans.

Diversity, Equity and Inclusion.  We believe that developing a diverse and inclusive business makes us and society stronger, energizes our growth through customer engagement and helps us attract and retain talent:

•	We maintain a Human Rights policy, Equal Employment Opportunity policy and partner with a variety of recruiting and hiring agencies focused on diverse candidates.
•	In 2021, 36% of our executive officer group was diverse (three women, one Latino).
•	We monitor pay equity on an ongoing basis, taking action to make adjustments where warranted.

•	Badger Meter is a signatory to the Equality Act, supporting LGBTQ rights.
•	We actively participate as part of the Metropolitan Milwaukee Association of Commerce (MMAC) Diversity Pledge, a commitment to increasing diversity representation in the workforce.

The following provides certain employee demographic details aligned with the Sustainability Accounting Standards Board (SASB) and the Global Reporting Initiative (GRI) reporting frameworks:

•

Employee Rights, Health and Safety.  The safety and health of our employees is a top priority. In addition to on-the-job safety, we take a holistic view of employee health and well-being, including our multifaceted wellness program, B|Well, which aims to provide information, activities and support for smart and healthy choices.

•

Safety, as measured by our global Total Case Incident Rate (TCIR), was 0.75 in 2021, compared to 0.65 in 2020, and 0.98 in 2019. Our goal is zero. Lost time incidents declined in 2021, with an increase in ergonomic events, which will be a focus area for education and improvement going forward.

•	We maintain robust COVID-19 health and safety measures including flexible/hybrid work schedules, robust on-site safety protocols, manufacturing modifications to accommodate social distancing.
•	Badger Meter’s Human Rights Policy outlines our commitment to respecting and supporting internationally recognized human rights and freedoms.
•	We provide an Employee Assistance Program (EAP) and mental health coverage.

Community and Social Activities. Through both financial contributions and volunteer efforts of our employees, Badger Meter supports programs and organizations that address water conservation and quality, education and community concerns which are all vital to community sustainability.

Information about the Company’s Executive Officers

The following table sets forth certain information regarding the Executive Officers of the Registrant.

Name	Position	Age at 2/28/2022
Kenneth C. Bockhorst	Chairman, President and Chief Executive Officer	49
Robert A. Wrocklage	Senior Vice President — Chief Financial Officer	43
Karen M. Bauer	Vice President — Investor Relations, Corporate Strategy and Treasurer	54
Fred J. Begale	Vice President — Engineering	57
William R. A. Bergum	Vice President — General Counsel and Secretary	57
Gregory M. Gomez	Vice President — Global Flow Instrumentation and International Utility	57
Sheryl L. Hopkins	Vice President — Human Resources	54
William J. Parisen	Vice President — Global Operations	55
Kimberly K. Stoll	Vice President — Sales and Marketing	55
Matthew L. Stuyvenberg	Vice President — Water Quality	39
Daniel R. Weltzien	Vice President — Controller	43

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

Mr. Gomez was elected Vice President – Flow Instrumentation and International Utility in March 2019. Mr. Gomez served as Vice President - Business Development and Flow Instrumentation from April 2017 to March 2019, Vice President - Flow Instrumentation from September 2014 to April 2017. Mr. Gomez has given notice of his plans to retire effective September 30, 2022.

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

Mr. Stuyvenberg was elected Vice President – Water Quality in January 2022. Mr. Stuyvenberg joined Badger Meter in April 2007 as Mechanical Engineer of Applied Research and has since held roles of increasing responsibility, including Manager of Mechanical Engineering and Director of Utility Engineering.

Mr. Weltzien was elected Vice President – Controller in March 2019.  Prior to joining the Company, Mr. Weltzien spent eight years with Actuant Corporation (now Enerpac Tool Group), holding various corporate and business unit financial leadership roles, most recently as Senior Director of Finance for its Hydratight business unit.

Foreign Operations and Export Sales

The Company sells its products through employees, resellers and representatives throughout the world. Additionally, the Company has sales, distribution and manufacturing facilities in Neuffen, Germany and Vienna, Austria; sales and customer service offices in Mexico, United Kingdom, Singapore, China, United Arab Emirates and other similar locations throughout the world; manufacturing facilities in Nogales, Mexico, Brno, Czech Republic and Bern, Switzerland; and a development facility in Luleå, Sweden.  The Company exports products from the United States that are manufactured in Milwaukee, Wisconsin, Racine, Wisconsin, Tulsa, Oklahoma and Collegeville, Pennsylvania.

Information about the Company's foreign operations and export sales is included in Note 9 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2021 Annual Report on Form 10-K.

Financial Information about Industry Segments

The Company operates in one industry segment as an innovator, manufacturer and marketer of products incorporating flow measurement, control and communication solutions.  Information about the Company's sales, operating earnings and assets is included in the Consolidated Financial Statements and in Note 9 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2021 Annual Report on Form 10-K.

Risk Management

The Company’s Enterprise Risk Management (ERM) process aims to identify and address significant and material risks. The ERM process assesses, manages, and monitors risks consistent with the integrated risk framework in the Enterprise Risk Management-Integrated Framework (2017) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We believe that risk-taking is an inherent aspect of the execution of our strategy. Our goal is to manage risks pragmatically as opposed to avoiding risks altogether. We can mitigate risks and their impact on our Company only to a limited extent.

A group of executives prioritizes identified risks and assigns an executive to address each major identified risk area and lead action plans to manage each risk. Our Board of Directors provides oversight of the ERM process and reviews the significant identified risks. The Audit Committee of the Board of Directors also reviews significant financial risk exposures and the steps management has taken to monitor, manage and mitigate them wherever possible. Our other Board committees also play a role in risk management, as detailed in their respective charters.

Our goal is to proactively manage risks using a structured approach in combination with strategic planning, with the intent to preserve and enhance shareholder value. However, the risks set forth Item 1A. Risk Factors and elsewhere in this Annual Report on

Form 10-K and other risks and uncertainties could unfavorably affect us and cause our results to vary materially from recent results or from our anticipated future results.

ITEM 1A.	RISK FACTORS

Shareholders, potential investors and other readers are urged to consider the significant business risks described below in addition to the other information set forth or incorporated by reference in this 2021 Annual Report on Form 10-K, including the “Special Note Regarding Forward Looking Statements” at the front of this 2021 Annual Report on Form 10-K.  If any of the events contemplated by the following risks actually occur, our financial condition or results of operations could be materially adversely affected.  The following list of risk factors may not be exhaustive.  We operate in a continually changing business, economic and geopolitical environment, and new risk factors may emerge from time to time.  We can neither predict these new risk factors with certainty nor assess the precise impact, if any, on our business, or the extent to which any factor, or combination of factors, may adversely impact our results of operations.  While there is much uncertainty, we do analyze the risks we face, perform a probability assessment of their impacts and attempt to soften their potential impact when and if possible.

PRODUCTS, TECHNOLOGY AND SERVICES

The inability to develop technologically advanced products could harm our future success.

We believe our future success depends, in part, on our ability to develop technologically advanced products that meet or exceed appropriate industry standards.  Although we believe that we currently have a competitive advantage in this area, maintaining such advantage will require continued investment in research and development, sales, marketing and manufacturing capabilities.  There can be no assurance that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to maintain such competitive advantage.  If we are unable to maintain our competitive advantage, our future financial performance may be adversely affected.  We are not currently aware of any emerging standards, technologies or new products that could render our existing products obsolete in the near term.  Our radios operate on networks which are changing as part of the natural evolution of technology. The pace of that change is largely outside of the Company’s control and the sun-setting of a network may have an adverse impact on the Company.  The municipal water industry is continuing to see the adoption of static water meters.  Static water metering has lower barriers to entry that could affect the competitive landscape in North America.  We believe we have a competitive product. If the adoption rate for static meters were to accelerate, we believe competitors lack brand recognition and product breadth and do not have extensive water utility channel distribution to effectively reach the more than 50,000 water utilities in the United States.

Failure to manufacture quality products could have a material adverse effect on our business.

If we fail to maintain and enforce quality control and testing procedures, our products will not meet required performance standards.  Our products have an extended expected life and we offer long warranty coverages.  Product quality and performance are a priority for us since our products are used in various applications where precise control of fluids is essential.  Although we believe our products are perceived as high quality, any future production and/or sale of substandard products could seriously harm our reputation, resulting in both a loss of current customers to competitors and damage to our ability to attract new customers.  In addition, if any of our products prove to be defective, we may be required to participate in a recall involving such products or incur warranty related expenses.  A successful claim brought against us with respect to a defective product in excess of available insurance coverage, if any, or a requirement to participate in a major product recall, could have a material adverse effect on our business, results of operations or financial condition.

If our software products do not operate as intended, our business could be materially and adversely affected.

We sell software products, including some that are provided in “the cloud,” that may contain unexpected design defects or may encounter unexpected complications when used with other technologies utilized by the customer.  A failure of our software products to operate as intended and in a seamless fashion with other products or a failure or breach of a cloud network could materially and adversely affect our results of operations, financial position and cash flows.

Our expanded role as a prime contractor brings certain risks that could have a material adverse effect to our business.

The Company periodically assumes the role of prime contractor for providing complete technology systems, installation and other services and project management to governmental entities, which brings with it added risks, including but not limited to, our responsibility for managing subcontractor performance and project timelines and the potential for expanded warranty and performance obligations.  While we routinely manage these types of arrangements, it is possible to encounter a situation where we may not be able to perform to the expectations of the governmental entity, and thus incur additional costs that could affect our profitability or harm our reputation.

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

BUSINESS CONDITIONS

The inability to obtain adequate supplies of raw materials and component parts at favorable prices could decrease our profit margins and negatively impact timely delivery to customers and could have a material adverse effect on our business, results of operations and financial condition.

We are affected by the availability and prices for raw materials and component parts, including purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel and cast iron), plastic resins, microprocessors and other electronic subassemblies, and components that are used in the manufacturing process, and we are experiencing supply chain disruptions and related challenges throughout the supply chain.

The inability to obtain adequate supplies of raw materials and component parts for our products at favorable prices could have a material adverse effect on our business, financial condition or results of operations by decreasing profit margins and by negatively impacting timely deliveries to customers.  In the past, we have been able to offset price increases in raw materials and component parts by increased sales prices, active materials management, product engineering programs and the diversity of materials used in the production processes.  However, we cannot be certain that we will be able to accomplish this in the future.  Since we do not control the actual production of these raw materials and component parts, there may be continued delays in the production or transportation of these materials for reasons that are beyond our control.  World commodity markets and the ongoing inflationary environment are affecting, and may continue to affect, raw material and component part prices. In addition, we rely on single suppliers for microprocessors, castings and components in several of our product lines and the loss of such suppliers could temporarily disrupt operations in the short term.

The global coronavirus (COVID-19) pandemic, or other global public health pandemics, could have a material adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic, or other global health pandemics, and virus containment measures taken by federal and state governments have resulted in, and could in the future, result in, business slowdowns or shutdowns, weakened economic conditions, economic uncertainty, and volatility in the financial markets and could interfere with the ability of our employees, suppliers, and customers to perform our and their respective responsibilities and obligations relative to the conduct of our business and operations.

The extent to which the COVID-19 or any future pandemic impacts our business operations in future periods will depend on multiple factors that cannot be accurately predicated at this time, such as the duration and scope of any pandemic, future spikes of infections (including the spread of variants or mutant strains, and the degree of transmissibility and severity thereof), the extent and effectiveness of containment actions, the disruption caused by such actions, and the impact of these and other factors on our employees, suppliers and customers. If we are not able to respond to and manage the impact of such events effectively, we could experience a material adverse effect on our business, results of operations and overall financial performance.

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

Our operations are susceptible to global events, including acts or threats of war or terrorism, international conflicts, political instability, and widespread outbreak of an illness or other health issue. The occurrence of any of these events could have an adverse effect on our business results and financial condition.  See the separate risk factor specific to the global COVID-19 pandemic.

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

Our success depends on our continued ability to identify, attract, develop and retain skilled personnel throughout our organization.  Current and future compensation arrangements, including benefits, may not be sufficient to attract new employees or retain existing employees, which may hinder our growth. Increased labor competition from accelerated retirements, wage inflation and scarcity of labor may negatively impact costs and negatively impact employee engagement, productivity and efficiency.

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

The Company has sales, development, distribution and manufacturing facilities and customer service offices as noted in Part I, Item 1 of this 2021 Annual Report on Form 10-K under the heading “Foreign Operations and Export Sales.”  The principal facilities utilized by the Company at December 31, 2021 are listed below.  The Company owns all such facilities except as noted.  The Company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

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

The Company is subject to contingencies related to environmental laws and regulations.  Information about the Company's compliance with environmental regulations is included in Part I, Item 1 of this 2021 Annual Report on Form 10-K under the heading “Environmental Protection.”

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the New York Stock Exchange (NYSE Trading Symbol: BMI).  At February 2, 2022, there were approximately 553 holders of the Company’s Common Stock. Other information required by this Item is set forth in Note 2 “Common Stock” and Note 10 “Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

The following graph compares on a cumulative basis the yearly percentage change since January 1, 2017 in (a) the total shareholder return on the Company’s Common Stock with (b) the total return on the Russell 2000® Index, and (c) the total return of the peer group made up of 19 companies, including the Company, in similar industries, employment markets and with similar market capitalization.  The Russell 2000® Index is a trademark of the Frank Russell Company, and is used herein for comparative purposes in accordance with Securities and Exchange Commission regulations.

The graph assumes $100 invested on December 31, 2016.  It further assumes the reinvestment of dividends.  The returns of each component company in the peer groups have been weighted based on such company's relative market capitalization.

December 31		2016	2017	2018	2019	2020	2021
Badger Meter, Inc.	Return %		30.94%	4.10%	33.45%	46.39%	14.12%
	Cumulative $	$100.00	$130.94	$136.31	$181.90	$266.28	$303.90
Russell 2000 Index	Return %		14.65%	-11.01%	25.52%	19.96%	14.82%
	Cumulative $	$100.00	$114.65	$102.02	$128.06	$153.63	$176.39
Peer Group	Return %		16.06%	-19.75%	43.65%	14.76%	27.05%
	Cumulative $	$100.00	$116.06	$93.15	$133.80	$153.55	$195.09

The peer group consists of Evoqua Water Technologies Corp. (AQUA), Badger Meter, Inc. (BMI), Brady Corporation (BRC), CIRCOR International, Inc. (CIR), CTS Corporation (CTS), Enerpac Tool Group Corp. (EPAC), ESCO Technologies Inc. (ESE),  The Gorman-Rupp Company (GRC), Helios Technologies, Inc. (HLIO), Itron, Inc. (ITRI), Kadant Inc. (KAI), Lindsay Corporation (LNN), Mueller Water Products, Inc. (MWA), Douglas Dynamics, Inc. (PLOW), Strattec Security Corporation (STRT), SPX Flow, Inc. (FLOW), Standex International Corporation (SXI), Watts Water Technologies, Inc. (WTS) and Zurn Water Solutions Corporation (ZWS).

In February 2020, the Board of Directors authorized the repurchase of up to an additional 400,000 shares of the Company’s Common Stock through February 2023.  The following table provides information about the Company's purchases under this repurchase program during the quarter ended December 31, 2021 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
October 1, 2021 - October 31, 2021	—	$—	54,953	345,047
November 1, 2021 - November 30, 2021	—	—	54,953	345,047
December 1, 2021 - December 31, 2021	—	—	54,953	345,047
Total as of December 31, 2021	—		54,953	345,047

ITEM 6. RESERVED

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

Throughout 2021, the Company continued to operate under various return-to-work protocols for non-production personnel and our manufacturing operations continued to follow safety and COVID-19 protocols. The introduction of vaccines in the Company’s primary geographic markets have aided its utility water and flow instrumentation customers in returning to more normal operations. On July 6, 2021, all US based non-production employees returned to the office on a hybrid basis following vaccination rollouts across the United States. Customer order rates have improved; however, global electronics and other component shortages, along with logistics constraints, have resulted in manufacturing interruptions which limited the Company’s output throughout 2021.  These varied and wide-spread component availability and supply chain issues continue to inhibit the Company’s ability to fully satisfy the increase in demand for certain products. In addition, cost inflation of materials and other expenses has become more pervasive.  The Company continues to pursue pricing initiatives to offset inflationary cost pressures where possible.  The Company’s primary competitors are also experiencing lead time extensions, inflation, and pricing dynamics, and therefore the Company does not believe its competitive position has been negatively impacted.  While the Company is navigating this dynamic and fluid environment through operational agility to support customers, these disruptions increased the Company’s backlog to record levels in 2021 and are likely to increase the unevenness of sales patterns in 2022.

It remains difficult to estimate the severity and duration of the impact of the COVID-19 pandemic on the Company’s business, financial position or results of operations. The magnitude of the impact will be determined by the duration and span of the pandemic, subsequent COVID-19 variants and their severity along with operational disruptions including those resulting from government actions, delivery interruptions due to component supply availability or global logistics constraints and the overall impact on the economy.  The Company is monitoring the ongoing situation and keeps the Board of Directors informed of developments.

Long Term Business Trends

Across the globe, increasing regulations and a focus on sustainability are driving companies and utilities to better manage critical resources like water.  Some customers measure fluids to identify leaks and/or misappropriation for cost control or add measurement points to help automate manufacturing.  Other customers employ measurement to comply with government mandates and laws including those associated with process and discharge water quality monitoring.  The Company provides flow measurement technology to primarily measure water, but also other fluids, gases and steams.  This technology is critical to provide baseline usage data and to quantify reductions as customers attempt to reduce consumption.  For example, once water usage metrics are better understood, a strategy for water-use reduction can be developed with specific water-reduction initiatives targeted to those areas where it is most viable.  With the Company’s technology, customers have found costly leaks, pinpointed equipment in need of repair, and identified areas for process improvements.

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

For over 117 years, the Company has offered innovative flow metering and control solutions for smart water management, smart buildings and smart industrial processes. The acquisitions of s::can and ATi, leading providers of water quality monitoring solutions, add real-time water quality parameters to the Company’s capabilities and enhances the scope of actionable data for its customers to help measure, conserve and protect water. The combined solutions from Badger Meter, s::can and ATi offer technology that measures both the quantity and quality of water.

Finally, the concept of “Smart Cities” is one avenue to affect efficient city operations, conserve resources and improve service and delivery.  Smart water solutions (“Smart Water”) are those that provide actionable information through data analytics from an interconnected and interoperable network of sensors and devices that help people and organizations efficiently use and conserve water.  Badger Meter is well positioned to benefit from the advancement of Smart Water applications.  With its strong relationship with AT&T, among others, Badger Meter stays abreast of emerging cellular technology changes which the Company believes is the premier infrastructure-free AMI solution.

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

The total purchase consideration for ATi, net of cash acquired, was $44.0 million. The Company's allocation of the purchase price at December 31, 2021 included $3.9 million of receivables, $3.9 million of inventory, $2.5 million of other assets, $21.0 million of intangibles and $16.4 million of goodwill that is deductible for tax purposes. The intangible assets acquired are primarily customer relationships, developed technology and trademarks with estimated average useful lives of 12 to 15 years.  The Company also assumed $1.4 million of accounts payable, $0.6 million of deferred tax liabilities and $1.7 million of other liabilities as part of the acquisition.  The allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition.

As of December 31, 2021, the Company had completed its analysis for estimating the fair value of the assets acquired with no additional adjustments.  This acquisition is further described in Note 3 “Acquisitions” in the Notes to Consolidated Financial Statements.

Effective November 2, 2020, the Company acquired 100% of the outstanding stock of s::can headquartered in Vienna, Austria.  s::can specializes in optical water quality sensing solutions that provide real-time measurement of a variety of parameters in water and wastewater utilizing in-line monitoring systems and other applications.

The total purchase consideration for s::can, net of cash acquired, was $30.5 million, inclusive of $1.3 million of working capital adjustments. The Company's allocation of the purchase price at December 31, 2021 included $2.6 million of receivables, $4.3 million of inventory, $1.2 million of other assets, $12.7 million of intangibles and $17.7 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily customer relationships and developed technology with an estimated average useful life of 12 years. The Company also assumed $3.5 million of accounts payable, $3.2 million of deferred tax liabilities and $1.3 million of other liabilities as part of the acquisition.  The allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition.

As of December 31, 2021, the Company had completed its analysis for estimating the fair value of the assets acquired with no additional adjustments.  This acquisition is further described in Note 3 “Acquisitions” in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Sales

Net sales in 2021 increased $79.7 million, or 18.7%, to $505.2 million from $425.5 million in 2020.  Sales into the utility water market were $415.3 million, an increase of 20.6% over the prior year’s $344.3 million. The acquisitions of s::can and ATi increased sales $40.7 million compared to 2020. The remaining increase of $39.0 million was attributable to higher sales of the Company’s water meter, radio and software products including ORION Cellular endpoints as well as increased BEACON SaaS revenue associated with data collection and software analytics.  These favorable trends more than offset the supply chain shortages of certain components which limited sales of certain products throughout 2021 and contributed to the record backlog level throughout 2021.  Sales of products into the global flow instrumentation end markets were $89.9 million, 10.7% higher than the prior year’s $81.2 million due to the stabilization of industrial demand globally and across the array of end markets served.

Net sales in 2020 increased $0.9 million, or less than 1%, to $425.5 million from $424.6 million in 2019.  Sales into the utility water market were $344.3 million, an increase of 4% over the prior year’s $330.7 million. The increase was attributable to higher sales of advanced technology products including ORION Cellular endpoints, E-Series Ultrasonic water meters as well as increased BEACON SaaS revenue associated with data collection and software analytics.  It also included approximately $2.5 million of sales related to s::can, acquired on November 2, 2020.  These favorable trends more than offset the short term decline in orders that occurred in April and May 2020 from the stay-at-home orders throughout much of the United States in response to COVID-19.  Sales of products into the global flow instrumentation end markets were $81.2 million, 13.6% lower than the prior year’s $94.0 million due to significantly reduced activity across the array of industrial end markets served and also the result of widespread COVID-19 shelter-in-place and lockdown restrictions.

Operating Earnings

Operating earnings in 2021 were $78.7 million, or 15.6% of sales, compared to $65.2 million, or 15.3% of sales, in 2020.  Gross margin increased $37.2 million, and as a percent of sales increased from 39.5% in 2020 to 40.7% in 2021.  The gross margin improvement was due to higher volumes, improved sales mix as noted above, acquisition mix and strategic pricing actions that offset inflationary cost pressures from material input costs.  Selling, engineering and administration (“SEA”) expenses were $126.8 million or 25.1% of sales compared to $103.1 million or 24.2% of sales in the prior year.  The acquired businesses added $16.9 million of SEA expenses. The remaining $6.8 million increase was primarily due to higher personnel costs including increased headcount and higher incentive compensation and benefits.

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

Interest (Income) Expense, Net

Net interest income was less than $0.1 million in 2021, net interest expense was less than $0.1 million in 2020 and was $0.3 million in 2019. Changes in net interest (income) expense over these periods were due to the repayment of borrowings using cash from operations.

Income Taxes

There were no significant variations in income taxes as a percentage of earnings before income taxes which were 22.6%, 24.1% and 23.4% for 2021, 2020 and 2019, respectively.

Earnings and Diluted Earnings per Share

For 2021, the increase in operating earnings resulted in net earnings of $60.9 million compared to $49.3 million in 2020.  On a diluted basis, earnings per share were $2.08 in 2021 compared to $1.69 in 2020.

For 2020, the increase in operating earnings and lower interest expense, resulted in net earnings of $49.3 million compared to $47.2 million in 2019.  On a diluted basis, earnings per share were $1.69 in 2020 compared to $1.61 in 2019.

LIQUIDITY AND CAPITAL RESOURCES

The main sources of liquidity for the Company are cash from operations and borrowing capacity.  In addition, depending on market conditions, the Company may access the capital markets to strengthen its capital position and to provide additional liquidity for general corporate purposes.

Primary Working Capital

We use primary working capital (PWC) as a percentage of sales as a key metric for working capital efficiency. We define this metric as the sum of receivables and inventories less payables, divided by annual net sales. The following table shows the components of our PWC (in thousands):

	12/31/2021		12/31/2020
	$	PWC%	$	PWC%
Receivables	$65,866	13.1%	$61,689	14.5%
Inventories	99,611	19.7%	81,586	19.2%
Payables	(41,859)	-8.3%	(34,923)	-8.2%
Primary Working Capital	$123,618	24.5%	$108,352	25.5%

Overall, PWC increased $15.3 million compared to the previous year-end and includes the PWC acquired in connection with the ATi acquisition.  Receivables at December 31, 2021 were $65.9 million compared to $61.7 million at the end of 2020.  Excluding $3.9 million of ATi receivables, an increase of $0.3 million was due to robust collection efforts while growing sales.  The Company believes its receivables balance is fully collectible.  Inventories at December 31, 2021 were $99.6 million compared to $81.6 million at the end of 2020. Excluding $3.9 million of ATi inventory, inventory increased $14.1 million, due to component cost inflation and higher safety stock levels associated with varied component shortages. Payables at December 31, 2021 were $41.9 million compared to $34.9 million at the end of 2020. Excluding the impact of ATi payables, the remaining increase is attributed to payments timing and the increased inventory levels at year end.

Cash Provided by Operations

Cash provided by operations in 2021 was $87.5 million compared to $89.6 million in 2020.  The decrease from 2020 was driven primarily by increased operating earnings offset by increased working capital requirements as described above.  Operating cash flow was more than adequate to fund acquisitions ($45.3 million, net of cash acquired), capital expenditures of $6.7 million and dividends of $22.2 million.

Cash provided by operations in 2020 was $89.6 million compared to $80.7 million in 2019.  The increase from 2019 was driven primarily by improved working capital management as well as higher operating earnings.  Operating cash flow was more than adequate to fund the acquisition of s::can ($29.1 million, net of cash acquired), capital expenditures of $9.1 million and dividends of $20.3 million and $3.1 million in share repurchases to partially offset equity compensation dilution.  The remaining cash flow was used to reduce short term borrowings and add to cash balances.

Capital expenditures were $6.7 million, $9.1 million and $7.5 million in fiscal 2021, 2020 and 2019, respectively.  Capital expenditures for fiscal 2022 are expected to be in the $9.0-11.0 million range, but could vary depending on timing of R&D projects, growth opportunities and the amount of assets purchased.

The Company had no short-term borrowings as of the end of 2021 or 2020. At the end of 2021, the Company was in a net cash position of $87.2 million.

The Company’s financial condition remains strong.  On July 8, 2021, the Company entered into a new credit agreement, replacing its prior facility which was set to expire in September 2021. The credit agreement includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million).  The facility includes several features that enhance the Company’s financial flexibility including an increase feature, acquisition holiday and favorable financial covenants.  The Company was in compliance with all covenants as of December 31, 2021. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products.  The Company had $157.1 million of unused credit lines available at December 31, 2021.

CONTRACTUAL OBLIGATIONS

The Company's significant contractual obligations as of December 31, 2021 are discussed in Note 12 “Leases” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2021 Annual Report on Form 10-K.  There are no material undisclosed guarantees.  As of December 31, 2021 the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days.  The Company also has long-term obligations related to its postretirement plans which are discussed in detail in Note 7 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2021 Annual Report on Form 10-K.  Postretirement medical claims are paid by the Company as they are submitted, and they are anticipated to be $0.3 million in 2022 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

We believe the following accounting estimates are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management. Accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Refer to Note 1 in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2021 Annual Report on Form 10-K for information regarding our significant accounting policies.

Acquisition – Analytical Technology, Inc. (“ATi”)

The accounting for a business combination requires the purchase price for the acquisition to be allocated to the identifiable assets of the acquired entity at fair value. Any unallocated portion is recognized as goodwill. We engaged an independent third-party valuation specialist to assist with the fair value calculation of the intangible assets acquired, including trade names, customer relationships and technologies. This required the use of several assumptions and estimates including the projected financial and cash flow results of ATi, customer attrition rate, forecasted cash flows attributable to existing customers and the discount rate for intangible assets. Although we believe the assumptions and estimates made were reasonable and appropriate, these estimates require judgment and are based in part on historical experience and information obtained from management.  More information regarding this business combination is contained in Note 3 in the Consolidated Financial Statements.

Warranty and After-Sale Costs

Our products carry warranties that generally range from one to twenty years and are based on terms that are generally accepted in the market. We provide for the estimated cost of product warranty at the time of sale. The product warranty provision is estimated based upon warranty loss experience using actual historical failure rates and estimated costs of product replacement. The variables used in the calculation of the provision are reviewed at least annually. At times, warranty issues may arise which are beyond the scope of our historical experience. We provide for any such warranty issues as they become known and estimable. The introduction of additional technology, such as our ORION cellular radios, electronic meters and registration, have generally caused our annual warranty claims rates to increase over time.  While our warranty costs have historically been within calculated estimates, it is possible that future warranty costs could differ significantly from those estimates. At December 31, 2021 and 2020, our reserve for product warranties was $12.9 million and $11.6 million, respectively.

OTHER MATTERS

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2021, 2020 and 2019 were not material.

See the “Special Note Regarding Forward Looking Statements” at the front of this Annual Report on Form 10-K and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of risks and uncertainties that could impact the Company's financial performance and results of operations.

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

Information required by this Item is set forth in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in this 2021 Annual Report on Form 10-K.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on this assessment, the Company's management believes that, as of December 31, 2021, the Company's internal control over financial reporting was effective based on those criteria.

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

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Badger Meter, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Badger Meter, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Badger Meter, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 23, 2022, expressed an unqualified opinion thereon.

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

February 23, 2022

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Badger Meter, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Badger Meter, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

Warranty and After-Sale Costs Reserve
Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company estimates and records provisions for warranties and other after-sale costs.  Warranty provisions are recorded in the period of sale, using historical claims data revised for recent trending and expectations to estimate future warranty costs.  After-sale costs represent costs expected to be incurred related to specifically identified product issues as well as activities outside the written warranty policy and are estimated by the Company based on the individual facts and circumstances. The Company’s accrued liability was $12.9 million as of December 31, 2021, representing its best estimate of the expected warranty and after-sale costs.

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

Our substantive audit procedures included, among others, evaluating the significant assumptions discussed above and the accuracy and completeness of the underlying data used in management's warranty and after-sales costs reserve calculation. We evaluated the historical activity used to develop the lag calculation, including reviewing the data for any developing trends in the claims data, considered the impact of product developments on the calculation, and evaluated the cost build up for any specific reserve items, including procedures to support the completeness of the number and type of products impacted and the estimated future cost to repair or replace the products.  We assessed the historical accuracy of management's estimates by comparing the warranty and after-sale costs reserve in prior years to the actual claims paid in the subsequent years. We assessed management’s methodology and tested the valuation of the warranty and after-sale costs reserve by developing an independent expectation for the reserve based on the historical amounts recorded as a percentage of sales and compared our expectation to the amount recorded by management. We evaluated the completeness of the reserve estimate for known warranty claims or product issues based on our review of after-sales costs and through inquiries of operational and executive management and evaluated whether specific product issues were appropriately considered in the determination of the warranty and after-sale costs reserve.

Accounting for Acquisitions – Valuation of Analytical Technology, Inc. Intangible Assets

Description of the Matter

As discussed in Note 3 to the financial statements, during 2021, the Company completed its acquisition of Analytical Technology, Inc. (“ATi”) for consideration of $44 million, net of cash acquired. The transaction was accounted for using the guidance under ASC 805, Business Combinations.

Auditing the Company's accounting for its acquisition of ATi was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of identified intangible assets of $21.0 million, which principally consisted of developed technology, customer relationships, and trademarks. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (including revenue growth rates, attrition rates and royalty rates). These assumptions are forward looking and could be affected by future economic and market conditions.

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

Milwaukee, Wisconsin

February 23, 2022

BADGER METER, INC.

Consolidated Balance Sheets

	December 31,
	2021	2020
	(In thousands)
Assets
Current assets:
Cash	$87,174	$72,273
Receivables	65,866	61,689
Inventories:
Finished goods	25,991	24,881
Work in process	24,747	16,841
Raw materials	48,873	39,864
Total inventories	99,611	81,586
Prepaid expenses and other current assets	8,709	8,140
Total current assets	261,360	223,688
Property, plant and equipment, at cost:
Land and improvements	9,183	9,156
Buildings and improvements	71,103	69,700
Machinery and equipment	136,510	138,548
	216,796	217,404
Less accumulated depreciation	(138,746)	(134,699)
Net property, plant and equipment	78,050	82,705
Intangible assets, at cost less accumulated amortization	64,176	53,598
Other assets	15,390	17,428
Deferred income taxes	7,529	5,090
Goodwill	104,313	88,708
Total assets	$530,818	$471,217
Liabilities and Shareholders’ Equity
Current liabilities:
Payables	$41,859	$34,923
Accrued compensation and employee benefits	20,644	14,617
Warranty and after-sale costs	12,868	11,617
Other current liabilities	6,775	6,879
Total current liabilities	82,146	68,036
Other long-term liabilities	29,804	26,381
Deferred income taxes	5,385	5,696
Accrued non-pension postretirement benefits	5,214	5,789
Other accrued employee benefits	5,199	4,056
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common Stock, $1 par; authorized 40,000,000 shares; issued 37,221,098 shares in 2021 and 2020	37,221	37,221
Capital in excess of par value	49,224	44,964
Reinvested earnings	353,535	314,850
Accumulated other comprehensive income	136	1,313
Less: Treasury stock, at cost; 7,971,367 shares in 2021 and 8,075,280 shares in 2020	(37,046)	(37,089)
Total shareholders’ equity	403,070	361,259
Total liabilities and shareholders’ equity	$530,818	$471,217

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2021	2020	2019
	(In thousands except per share amounts)
Net sales	$505,198	$425,544	$424,625
Cost of sales	299,714	257,295	261,097
Gross margin	205,484	168,249	163,528
Selling, engineering and administration	126,761	103,093	101,380
Operating earnings	78,723	65,156	62,148
Interest (income) expense, net	(20)	30	253
Other pension and postretirement costs	120	145	288
Earnings before income taxes	78,623	64,981	61,607
Provision for income taxes	17,739	15,638	14,430
Net earnings	$60,884	$49,343	$47,177
Earnings per share:
Basic	$2.09	$1.70	$1.63
Diluted	$2.08	$1.69	$1.61
Shares used in computation of earnings per share:
Basic	29,144	29,052	29,028
Impact of dilutive securities	194	178	192
Diluted	29,338	29,230	29,220

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Net earnings	$60,884	$49,343	$47,177
Other comprehensive income :
Foreign currency translation adjustment	(1,516)	1,096	(58)
Pension and postretirement benefits, net of tax	339	(208)	(97)
Comprehensive income	$59,707	$50,231	$47,022

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Operating activities:
Net earnings	$60,884	$49,343	$47,177
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	11,291	12,253	11,569
Amortization	16,571	12,963	12,577
Deferred income taxes	(3,055)	(3,082)	(1,524)
Noncurrent employee benefits	(234)	206	(40)
Stock-based compensation expense	2,330	1,415	1,214
Changes in:
Receivables	(1,240)	3,036	5,451
Inventories	(13,633)	5,129	(1,220)
Payables	7,005	(391)	11,642
Prepaid expenses and other current assets	(8,281)	(3,522)	(7,732)
Other liabilities	15,872	12,228	1,600
Total adjustments	26,626	40,235	33,537
Net cash provided by operations	87,510	89,578	80,714
Investing activities:
Property, plant and equipment additions	(6,746)	(9,059)	(7,496)
Proceeds from company owned life insurance plans	596	—	—
Acquisitions, net of cash acquired	(45,273)	(29,134)	—
Net cash used for investing activities	(51,423)	(38,193)	(7,496)
Financing activities:
Net decrease in short-term debt	—	(4,600)	(13,500)
Payment of contingent acquisition consideration	—	(1,001)	(2,555)
Dividends paid	(22,155)	(20,340)	(18,595)
Proceeds from exercise of stock options	2,036	1,058	1,961
Purchase of common stock for treasury stock	(460)	(3,116)	(5,207)
Issuance of treasury stock	72	180	187
Net cash used for financing activities	(20,507)	(27,819)	(37,709)
Effect of foreign exchange rates on cash	(679)	(164)	276
Increase in cash	14,901	23,402	35,785
Cash and cash equivalents — beginning of year	72,273	48,871	13,086
Cash and cash equivalents — end of year	$87,174	$72,273	$48,871
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$19,981	$17,995	$13,066
Interest	$118	$91	$268

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Shareholders’ Equity

	Years ended December 31,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Employee benefit stock	Treasury stock	Total
	(In thousands except per share amounts)
Balance, December 31, 2018	$37,198	$38,082	$257,313	$580	$(306)	$(29,364)	$303,503
Net earnings	—	—	47,177	—	—	—	47,177
Pension and postretirement benefits (net of $16 tax effect)	—	—	—	(97)	—	—	(97)
Foreign currency translation	—	—	—	(58)	—	—	(58)
Cash dividends of $0.64 per share	—	—	(18,611)	—	—	—	(18,611)
Stock options exercised	2	1,708	—	—	—	251	1,961
ESSOP transactions	—	401	—	—	152	—	553
Stock-based compensation	—	1,214	—	—	—	—	1,214
Purchase of common stock for treasury stock	—	—	—	—	—	(5,207)	(5,207)
Issuance of treasury stock (72 shares)	—	551	—	—	—	82	633
Balance, December 31, 2019	37,200	41,956	285,879	425	(154)	(34,238)	331,068
Net earnings	—	—	49,343	—	—	—	49,343
Pension and postretirement benefits (net of $69 tax effect)	—	—	—	(208)	—	—	(208)
Foreign currency translation	—	—	—	1,096	—	—	1,096
Cash dividends of $0.70 per share	—	—	(20,372)	—	—	—	(20,372)
Stock options exercised	21	877	—	—	—	160	1,058
ESSOP transactions	—	280	—	—	154	—	434
Stock-based compensation	—	1,415	—	—		—	1,415
Purchase of common stock for treasury stock	—	—	—	—	—	(3,116)	(3,116)
Issuance of treasury stock (22 shares)	—	436	—	—	—	105	541
Balance, December 31, 2020	37,221	44,964	314,850	1,313	—	(37,089)	361,259
Net earnings	—	—	60,884	—	—	—	60,884
Pension and postretirement benefits (net of ($112) tax effect)	—	—	—	339	—	—	339
Foreign currency translation	—	—	—	(1,516)	—	—	(1,516)
Cash dividends of $0.76 per share	—	—	(22,199)	—	—	—	(22,199)
Stock options exercised	—	1,622	—	—	—	414	2,036
Stock-based compensation	—	2,330	—	—	—	—	2,330
Purchase of common stock for treasury stock	—	—	—	—	—	(460)	(460)
Issuance of treasury stock (19 shares)	—	308	—	—	—	89	397
Balance, December 31, 2021	$37,221	$49,224	$353,535	$136	$—	$(37,046)	$403,070

*	Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes.

BADGER METER, INC.

Notes to Consolidated Financial Statements

Note 1    Basis of Presentation and Accounting Policies

Profile

With more than a century of water technology innovation, Badger Meter is a global provider of industry leading water solutions encompassing flow measurement, quality and other system parameters.  These offerings provide customers with the data and analytics essential to optimize their operations and contribute to the sustainable use and protection of the world’s most precious resource.  The Company’s flow measurement products measure water and other fluids and are known for accuracy, long-lasting durability and for providing valuable and timely measurement data through various methods.  The Company’s water quality monitoring solutions include optical sensing and electrochemical instruments that provide real-time, on-demand data parameters. The Company’s product lines fall into two categories: sales of water meters, radios, software and related technologies, and water quality monitoring solutions to water utilities (utility water) and sales of meters and other sensing instruments, valves, software and other solutions for industrial applications in water, wastewater, and other industries (flow instrumentation).  The Company estimates that over 90% of its products are used in water related applications.

Utility water, the largest sales category, is comprised of either mechanical or static (ultrasonic) water meters along with the related radio and software technologies and services used by water utilities as the basis for generating their water and wastewater revenues, enabling operating efficiencies and engaging with their end consumers.  It further comprises other sensor technology used in the water distribution system to ensure the safe and efficient delivery of clean water.  These sensors are used to detect leaks in the distribution piping system and to monitor various water quality parameters throughout the distribution system.  The largest geographic market for the Company’s utility water products is North America, primarily the United States, because most of the Company's meters are designed and manufactured to conform to standards promulgated by the American Water Works Association.  The majority of water meters sold by the Company continue to be mechanical in nature; however, static meters are an increasing percentage of the water meters sold by the Company and in the industry, due to a variety of factors, including their ability to maintain measurement accuracy over their useful life.  Providing ultrasonic water meter technology, combined with advanced radio technology, provides the Company with the opportunity to sell into other geographical markets, for example the Middle East, Europe and Southeast Asia.

The flow instrumentation product line primarily serves water applications throughout the broader industrial markets. This product line includes meters, valves and other sensing instruments sold worldwide to measure and control the quantity of fluids going through a pipe or pipeline including water, air, steam, and other liquids and gases.  These products are used in a variety of industries and applications, with the Company’s primary market focus being water/wastewater, heating, ventilating and air conditioning (HVAC) and corporate sustainability.  Flow instrumentation products are generally sold to original equipment manufacturers as the primary flow measurement device within a product or system, as well as through manufacturers’ representatives.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to current year presentation.

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

	Balance at beginning of year	Provision and reserve adjustments	Write-offs less recoveries	Balance at end of year
	(In thousands)
2021	$552	$191	$(46)	$697
2020	224	356	(28)	552
2019	360	(132)	(4)	224

Inventories

Inventories are valued at the lower of cost or net realizable value.  Cost is determined using the first-in, first-out method.  The Company estimates and records provisions for obsolete and excess inventories.  Changes to the Company's obsolete and excess inventories reserve are as follows:

	Balance at beginning of year	Net additions charged to earnings	Disposals	Balance at end of year
	(In thousands)
2021	$6,400	$1,329	$(1,651)	$6,078
2020	5,440	2,964	(2,004)	6,400
2019	4,131	2,663	(1,354)	5,440

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is provided over the estimated useful lives of the respective assets by the straight-line method.  The estimated useful lives of assets are: for land improvements, 15 years; for buildings and improvements, 10 to 39 years; and for machinery and equipment, 3 to 20 years.

Capitalized Software and Hardware

Capitalized internal use software and hardware included in other assets in the Consolidated Balance Sheets were $5.6 million and $6.0 million at December 31, 2021 and 2020, respectively.  These amounts are amortized on a straight-line basis over the estimated useful lives of the software and/or hardware, ranging from 1 to 5 years.  Amortization expense recognized for the years ending December 31, 2021, 2020 and 2019 was $4.5 million, $3.7 million and $3.1 million, respectively.

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

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 20 years.  The Company does not have any intangible assets deemed to have indefinite lives.  Amortization expense was $10.0 million in 2021 and $7.2 million in 2020 and 2019.  Amortization expense expected to be recognized is $8.7 million in 2022 and $8.1 in 2023, $8.0 million in 2024, $7.7 million in 2025, $6.6 million in 2026 and $25.1 million thereafter.  The carrying value and accumulated amortization by major class of intangible assets are as follows:

	December 31, 2021		December 31, 2020
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(In thousands)
Technologies	$58,789	$34,254	$52,536	$30,598
Intellectual property	10,169	2,744	10,000	1,833
Non-compete agreements	748	506	931	413
Licenses	650	543	650	526
Customer lists	8,083	4,501	8,023	3,846
Customer relationships	39,202	19,663	28,630	16,146
Trade names	16,050	7,304	12,136	5,946
Total intangibles	$133,691	$69,515	$112,906	$59,308

Goodwill

Goodwill is tested for impairment annually during the fourth quarter or more frequently if an event indicates that the goodwill might be impaired.  Potential impairment is identified by comparing the fair value of a reporting unit with its carrying value.  No adjustments were recorded to goodwill as a result of these tests during 2021, 2020 and 2019. Goodwill was $104.3 million at December 31, 2021, $88.7 million in 2020 and $71.3 million in 2019.  The increase from 2020 to 2021 resulted from the acquisition of ATi, headquartered in Collegeville, Pennsylvania in 2021.  The increase from 2019 to 2020 resulted from the acquisition of s::can, headquartered in Vienna, Austria in 2020. These acquisitions are further described in Note 3 “Acquisitions”.

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

	Balance at beginning of year	Provision of acquired business	Net additions charged to earnings	Costs incurred	Balance at end of year
	(In thousands)
2021	$11,617	$—	$5,856	$(4,605)	$12,868
2020	5,583	500	7,855	(2,321)	11,617
2019	4,206	—	6,616	(5,239)	5,583

Research and Development

Research and development costs are charged to expense as incurred and amounted to $14.7 million in 2021, $11.6 million in 2020 and $11.9 million in 2019.

Healthcare

The Company estimates and records provisions for healthcare claims incurred but not reported, based on medical cost trend analysis, reviews of subsequent payments made and estimates of unbilled amounts.

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income at December 31, 2021 are as follows:

	Pension and postretirement benefits	Foreign currency	Total
	(In thousands)
Balance at beginning of period	$55	$1,258	$1,313
Other comprehensive income before reclassifications	—	(1,516)	(1,516)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($112)	339	—	339
Net current period other comprehensive income (loss), net	339	(1,516)	(1,177)
Accumulated other comprehensive income	$394	$(258)	$136

Reclassifications out of accumulated other comprehensive income during 2021 are immaterial.

Components of accumulated other comprehensive income at December 31, 2020 are as follows:

	Pension and postretirement benefits	Foreign currency	Total
	(In thousands)
Balance at beginning of period	$263	$162	$425
Other comprehensive income before reclassifications	—	1,096	1,096
Amounts reclassified from accumulated other comprehensive income, net of tax of $69	(208)	—	(208)
Net current period other comprehensive (loss) income, net	(208)	1,096	888
Accumulated other comprehensive income	$55	$1,258	$1,313

Reclassifications out of accumulated other comprehensive income during 2020 were immaterial.

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

Recently Adopted Accounting Pronouncements

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

Note 2    Common Stock

Common Stock

The authorized common stock of the Company as of December 31, 2021 consisted of 40,000,000 shares of common stock, $1 par value, of which 37,221,098 were issued and outstanding as of December 31, 2021 and 2020, respectively.

Stock Options

There were no anti-dilutive options in 2021 and 2020.  Stock options to purchase 54,139 shares in 2019 were not included in the computation of dilutive securities because their inclusion would have been anti-dilutive.

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

The total purchase consideration for ATi, net of cash acquired, was $44.0 million. The Company's allocation of the purchase price at December 31, 2021 included $3.9 million of receivables, $3.9 million of inventory, $2.5 million of other assets, $21.0 million of intangibles and $16.4 million of goodwill that is deductible for tax purposes. The intangible assets acquired are primarily customer relationships, developed technology and trademarks with estimated average useful lives of 12 to 15 years.  The Company also assumed $1.4 million of accounts payable, $0.6 million of deferred tax liabilities and $1.7 million of other liabilities as part of the acquisition.  The allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition.  As of December 31, 2021, the Company had completed its analysis for estimating the fair value of the assets acquired with no additional adjustments.

Effective November 2, 2020, the Company acquired 100% of the outstanding stock of s::can headquartered in Vienna, Austria.  s::can specializes in optical water quality sensing solutions that provide real-time measurement of a variety of parameters in water and wastewater utilizing in-line monitoring systems and other applications.

The total purchase consideration for s::can, net of cash acquired, was $30.5 million, inclusive of $1.3 million of working capital adjustments.  The Company's allocation of the purchase price at December 31, 2021 included $2.6 million of receivables, $4.3 million of inventory, $1.2 million of other assets, $12.7 million of intangibles and $17.7 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily customer relationships and developed technology with an estimated average useful life of 12 years. The Company also assumed $3.5 million of accounts payable, $3.2 million of deferred tax liabilities and $1.3 million of other liabilities as part of the acquisition.  The allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition.  As of December 31, 2021, the Company had completed its analysis for estimating the fair value of the assets acquired with no additional adjustments.

Note 4    Short-term Debt and Credit Lines

The Company did not have short-term debt at December 31, 2021 and 2020. On July 8, 2021, the Company entered into a new credit agreement, replacing its prior facility which was set to expire in September 2021. The credit agreement includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million).  The facility includes several features that enhance the Company’s financial flexibility including an increase feature, acquisition holiday and favorable financial covenants.  The Company was in compliance with all covenants as of December 31, 2021. The Company had $157.1 million of unused credit lines available at December 31, 2021.

Note 5    Stock Compensation

As of December 31, 2021, the Company has an Omnibus Incentive Plan under which 1,000,000 shares are reserved for restricted stock, performance shares and stock options grants for employees, as well as stock grants for directors.  The plan was approved in 2021 and replaced all prior stock-based plans except for shares and options previously issued under those plans.  As of December 31, 2021 there were 994,119 shares of the Company’s Common Stock available for grant under the 2021 Omnibus Incentive Plan. The Company recognizes the cost of stock-based awards in net earnings for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. The following sections describe the four types of grants in more detail.

Stock Options

The Company estimates the fair value of its option awards using the Black-Scholes option-pricing formula, and records compensation expense for stock options ratably over the stock option grant’s vesting period.  Stock option compensation expense recognized by the Company for the year ended December 31, 2021 and 2020 was $0.4 million and $0.3 million in 2019.  No new stock options were granted in 2021.

The following table summarizes the transactions of the Company’s stock option plans for the three-year period ended December 31, 2021:

	Number of shares	Weighted- average exercise price
Options outstanding - December 31, 2018	376,900	$28.95
Options granted	34,926	59.44
Options exercised	(66,969)	29.29
Options forfeited	(7,525)	38.81
Options outstanding - December 31, 2019	337,332	$31.82
Options granted	41,807	$62.76
Options exercised	(55,716)	18.99
Options forfeited	(7,229)	50.19
Options outstanding - December 31, 2020	316,194	$37.75
Options exercised	(88,932)	$22.89
Options outstanding - December 31, 2021	227,262	$43.56
Exercisable options —
December 31, 2019	271,252	$27.17
December 31, 2020	235,829	30.82
December 31, 2021	170,484	38.31

The following assumptions were used for valuing options granted in the year ended December 31, 2020:

Per share fair value of options granted during the period	$17.49
Risk-free interest rate	0.64%
Dividend yield	1.05%
Volatility factor	30.0%
Weighted-average expected life in years	7.0

The weighted-average contractual life remaining for options outstanding as of December 31, 2021 was 4.7 years. The expected life is based on historical exercise behavior and the projected exercise of unexercised stock options.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected life of the option.  The expected dividend yield is based on the expected annual dividends divided by the grant date market value of the Company’s Common Stock.  The expected volatility is based on the historical volatility of the Company’s Common Stock.

The following table summarizes the aggregate intrinsic value related to options exercised, outstanding and exercisable as of and for the years ended December 31:

	2021	2020	2019
	(In thousands)
Exercised	$7,085	$3,054	$1,870
Outstanding	14,316	17,805	11,170
Exercisable	11,635	14,913	10,243

As of December 31, 2021, the unrecognized compensation cost related to stock options was approximately $0.7 million, which will be recognized over a weighted average period of 2.6 years.

Director Stock Grant

Non-employee directors receive an annual award of $60,000 worth of restricted shares of the Company’s Common Stock under the shareholder-approved 2021 Omnibus Incentive Plan.  The Company values stock grants for directors at the closing price of the Company’s stock on the day the grant was awarded.  The Company records compensation expense for this plan ratably over the annual service period beginning May 1.  Director stock compensation expense recognized by the Company for the years ended December 31, 2021 was $0.3 million compared to $0.4 million in 2020 and $0.3 million in 2019.  As of December 31, 2021, the unrecognized compensation cost related to the director stock award that is expected to be recognized over the remaining four months is estimated to be approximately $0.1 million.

Restricted Stock

The Company periodically issues nonvested shares of the Company's Common Stock to certain eligible employees.  The Company values restricted stock on the closing price of the Company's stock on the day the grant was awarded.  The Company records compensation expense for this plan ratably over the vesting periods.  Restricted stock compensation expense recognized by the Company for the year ended December 31, 2021 was $1.4 million compared to $1.0 million in 2020 and $0.9 million in 2019.

The fair value of nonvested shares is determined based on the market price of the shares on the grant date.

	Shares	Fair value per share
Nonvested at December 31, 2018	72,802	$42.58
Granted	16,034	59.42
Vested	(19,227)	30.08
Forfeited	(5,129)	41.31
Nonvested at December 31, 2019	64,480	$48.21
Granted	20,758	64.19
Vested	(25,044)	39.87
Forfeited	(2,645)	54.35
Nonvested at December 31, 2020	57,549	$57.33
Granted	17,430	99.90
Vested	(16,528)	49.31
Forfeited	(1,384)	58.68
Nonvested at December 31, 2021	57,067	$72.62

As of December 31, 2021, there was $2.0 million of unrecognized compensation cost related to nonvested restricted stock that is expected to be recognized over a weighted average period of 1.8 years.

Performance Share Units

Beginning in 2021, the Company periodically issues performance share units to certain eligible employees. Recipients of performance share grants are eligible to receive shares of our common stock depending upon the level of our total adjusted free cash flow conversion and adjusted return on invested capital (ROIC) as measured over a three-year performance period. The number of shares earned for awards granted in fiscal 2021 will range from 50% to 200% of the targeted number of performance shares for the three-year performance period ending December 31, 2023 and will vest, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period.  Performance share compensation expense recognized by the Company for the year ended December 31, 2021 was $0.6 million.

A summary of performance share activity for the year ended December 31, 2021 is as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	—	$—
Granted	14,748	100.37
Adjustment for expected performance results	7,374	100.37
Nonvested at December 31, 2021	22,122	$100.37

As of December 31, 2021 there was $1.6 million of unrecognized compensation cost related to nonvested performance share units that is expected to be realized over a weighted average period of 2.2 years.

Note 6    Commitments and Contingencies

Commitments

The Company makes commitments in the normal course of business. The Company rents equipment, vehicles and facilities under operating leases, some of which contain renewal options.  Total rental expense charged to operations under all operating leases was $3.1 million in 2021 and 2020 and $3.4 million in 2019. The Company’s lease commitments and future minimum lease payments are discussed in Note 12 “Leases.”

Contingencies

In the normal course of business, the Company is named in legal proceedings.  There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations.  A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material.  Expenditures for compliance with environmental control provisions and regulations during 2021, 2020 and 2019 were not material.

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

Note 7    Employee Benefit Plans

The Company maintains supplemental non-qualified plans for certain officers and other key employees. The expense for these plans was not material for 2021, 2020 or 2019.  The discount rate used to measure the net periodic pension cost was 2.08% for 2021, 2.87% for 2020 and 2.86% for 2019.  The amount accrued was $0.6 million and $0.4 million as of December 31, 2021 and 2020, respectively.

The Company also maintains an Employee Savings and Stock Ownership Plan (“ESSOP”) for the majority of the U.S. employees.  The ESSOP includes a voluntary 401(k) savings plan that allows certain employees to defer up to 50% of their income on a pretax basis subject to limits on maximum amounts.  The Company matches 25% of each employee’s contribution, with the match percentage applying to a maximum of 7% of each employee's salary.  Compensation expense was $0.9 million in 2021 compared to $0.5 million in 2020 and $0.6 million in 2019.

The Company also contributes to a defined contribution feature within the ESSOP plan. Contributions are discretionary and are calculated as a percentage of eligible wages of the employee.  Compensation expense under the defined contribution feature was $3.1 million in 2021, $2.0 million in 2020 and $3.1 million in 2019.

Other Postretirement Benefits

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

The following table sets forth the components of net periodic postretirement benefit cost for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(In thousands)
Service cost, benefits attributed for service of active employees for the period	$104	$103	$103
Interest cost on the accumulated postretirement benefit obligation	99	154	210
Amortization of actuarial gain	—	(22)	(117)
Net periodic postretirement benefit cost	$203	$235	$196

The discount rate used to measure the net periodic postretirement benefit cost was 2.45% for 2021, 3.19% for 2020 and 4.33% for 2019.  It is the Company's policy to fund healthcare benefits on a cash basis.  Because the plan is unfunded, there are no plan assets.  The following table provides a reconciliation of the projected benefit obligation at the Company's December 31 measurement date:

	2021	2020
	(In thousands)
Benefit obligation at beginning of year	$6,145	$6,075
Service cost	104	103
Interest cost	99	154
Actuarial (gain) loss	(504)	202
Plan participants' contributions	603	474
Benefits paid	(903)	(863)
Benefit obligation, end of year	$5,544	$6,145

The amounts recognized in the Consolidated Balance Sheets at December 31 are:

	2021	2020
	(In thousands)
Accrued compensation and employee benefits	$331	$356
Accrued non-pension postretirement benefits	5,213	5,789
Amounts recognized at December 31	$5,544	$6,145

The discount rate used to measure the accumulated postretirement benefit obligation was 2.82% for 2021 and 2.45% for 2020.  The Company's discount rate assumptions for its postretirement benefit plan are based on the average yield of a hypothetical high quality bond portfolio with maturities that approximately match the estimated cash flow needs of the plan.  Because the plan requires the Company to establish fixed Company contribution amounts for retiree healthcare benefits, future healthcare cost trends do not generally impact the Company's accruals or provisions.

Estimated future benefit payments of postretirement benefits, assuming increased cost sharing, expected to be paid in each of the next five years beginning with 2022 are $0.4 million through 2026, with an aggregate of $1.9 million for the five years thereafter.  These amounts can vary significantly from year to year because the cost sharing estimates can vary from actual expenses as the Company is self-insured.

Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2021 that have not yet been recognized in net periodic benefit cost are as follows:

	Pension plans	Other postretirement benefits
	(In thousands)
Net actuarial loss (gain)	$110	$(504)

Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2021 expected to be recognized in net periodic benefit cost during the fiscal year ending December 31, 2022 are not expected to be material.

Note 8    Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions.  Significant judgment is required in determining the worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

Details of earnings before income taxes are as follows:

	2021	2020	2019
	(In thousands)
Domestic	$74,509	$65,908	$62,639
Foreign	4,114	(927)	(1,032)
Total	$78,623	$64,981	$61,607

The provision (benefit) for income taxes is as follows:

	2021	2020	2019
	(In thousands)
Current:
Federal	$15,299	$14,482	$12,113
State	3,556	3,419	2,591
Foreign	1,939	819	1,250
Deferred:
Federal	(1,774)	(2,495)	(1,066)
State	(600)	(644)	417
Foreign	(681)	57	(875)
Total	$17,739	$15,638	$14,430

The provision for income tax differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate in each year due to the following items:

	2021	2020	2019
	(In thousands)
Provision at statutory rate	$16,511	$13,646	$12,938
State income taxes, net of federal tax benefit	2,288	2,196	2,080
Valuation allowance	168	1,302	515
Foreign - tax rate differential and other	606	(267)	70
Federal tax credits	(770)	(517)	(609)
Compensation subject to section 162(m)	685	110	66
Stock based compensation	(1,510)	(682)	(253)
Other	(239)	(150)	(377)
Actual provision	$17,739	$15,638	$14,430

The components of deferred income taxes as of December 31 are as follows:

	2021	2020
	(In thousands)
Deferred tax assets:
Reserve for receivables and inventory	$2,532	$2,618
Accrued compensation	2,641	1,874
Reserves and payables	3,101	2,741
Accrued post-retirement medical benefits	1,381	1,535
Net operating loss and credit carryforwards	2,260	2,106
Deferred compensation	1,041	829
Accrued qualified plan benefits	1,034	511
Accrued stock-based compensation	1,212	1,216
Deferred revenue	2,530	2,596
Operating lease liabilities	959	1,708
Other	967	713
Total gross deferred tax assets	19,658	18,447
Less: valuation allowance	(2,169)	(2,140)
Total net deferred tax assets	17,489	16,307
Deferred tax liabilities:
Property, plant and equipment	5,056	5,204
Intangible assets	8,475	8,795
Prepaids	413	552
Operating lease assets	949	1,699
Other	452	663
Total deferred tax liabilities	15,345	16,913
Net deferred tax assets (liabilities)	$2,144	$(606)

As of December 31, 2021, the Company had foreign net operating loss carryforwards of approximately $6.0 million with an unlimited carryforward period.  The Company’s tax credit carryforward of $0.5 million relates to state specific tax credits that the Company expects to fully utilize in future tax periods. The Company has recorded a full valuation allowance against certain deferred tax assets which are not likely to be realized. The valuation allowance relates primarily to a foreign net operating loss carryforward.

  In general, it is the Company's practice and intention to reinvest earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2021, the Company has not made a provision for incremental U.S. income taxes or additional foreign withholding taxes on approximately $15.0 million of such undistributed earnings, $13.4 million of which was previously subject to U.S. tax that is deemed indefinitely reinvested.

Changes in the Company's gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	2021	2020
	(In thousands)
Balance at beginning of year	$1,123	$1,165
Increases in unrecognized tax benefits as a result of positions taken during the prior year	52	—
Increases in unrecognized tax benefits as a result of positions taken during the current year	230	209
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(233)	(251)
Balance at end of year	$1,172	$1,123

The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits during the fiscal year ending December 31, 2021. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2018, and, with few exceptions, state and local income tax examinations by tax authorities for years prior to 2017. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  Accrued interest was approximately $0.1 million at both December 31, 2021 and 2020 and there were no penalties accrued in either year.

Note 9    Industry Segment and Geographic Areas

The Company is an innovator, manufacturer, marketer and distributor of products incorporating flow measurement, control, quality and communication solutions, which comprise one reportable segment.  The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes, customers and methods of distribution.

Information regarding revenues by geographic area is as follows:

	2021	2020	2019
	(In thousands)
Revenues:
United States	$432,188	$376,426	$369,163
Foreign:
Asia	16,736	6,437	9,111
Canada	11,867	10,406	13,568
Europe	30,359	18,255	15,784
Mexico	5,110	4,886	5,791
Middle East	7,176	6,114	7,868
Other	1,762	3,020	3,340
Total	$505,198	$425,544	$424,625

Information regarding assets by geographic area is as follows:

	2021	2020
	(In thousands)
Long-lived assets:
United States	$46,092	$48,805
Foreign:
Europe	13,991	15,142
Mexico	17,967	18,758
Total	$78,050	$82,705

	2021	2020
	(In thousands)
Total assets:
United States	$391,328	$365,748
Foreign:
Europe	118,359	83,174
Mexico	21,131	22,295
Total	$530,818	$471,217

Note 10    Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends

The Company's Common Stock is listed on the New York Stock Exchange under the symbol BMI.  Earnings per share are computed independently for each quarter.  As such, the annual per share amount may not equal the sum of the quarterly amounts due to rounding.  The Company currently anticipates continuing to pay cash dividends.  Shareholders of record as of December 31, 2021 and 2020 totaled 557 and 656, respectively.  Voting trusts and street name shareholders are counted as single shareholders for this purpose.

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2021
Net sales	$117,842	$122,869	$128,738	$135,748
Gross margin	49,362	50,102	51,184	54,835
Net earnings	13,781	13,972	15,855	17,276
Earnings per share:
Basic	$0.47	$0.48	$0.54	$0.59
Diluted	0.47	0.48	0.54	0.59
Dividends declared	0.18	0.18	0.20	0.20
Stock price:
High	$111.77	$100.01	$108.25	$112.36
Low	88.98	89.29	93.88	99.13
Quarter-end close	93.07	98.12	101.14	105.64

2020
Net sales	$108,508	$91,119	$113,587	$112,329
Gross margin	43,322	35,850	45,023	44,055
Net earnings	11,854	9,534	14,861	13,094
Earnings per share:
Basic	$0.41	$0.33	$0.51	$0.45
Diluted	0.41	0.33	0.51	0.45
Dividends declared	0.17	0.17	0.18	0.18
Stock price:
High	$70.83	$68.01	$68.25	$96.00
Low	41.50	47.00	59.53	64.96
Quarter-end close	53.60	62.92	65.37	94.06

Note 11    Revenue Recognition

Revenue for sales of products and services is derived from contracts with customers.  The products and services promised in contracts include the sale of utility water and flow instrumentation products, such as flow meters and radios, quality sensing equipment, software access and other ancillary services.  Contracts generally state the terms of sale, including the description, quantity and price of each product or service.  Since the customer typically agrees to a stated rate and price in the contract that does not vary over the life of the contract, the majority of the Company's contracts do not contain variable consideration.  The Company establishes a provision for estimated warranty and returns as well as certain after sale costs as discussed in Note 1 “Summary of Significant Accounting Policies.”

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.  Information regarding revenues disaggregated by geographic area is disclosed in Note 9 “Industry Segment and Geographic Areas.”

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows for the years ended December 31:

	2021		2020
	(In thousands)
Revenue recognized over time	$28,524	5.6%	$21,479	5.0%
Revenue recognized at a point in time	476,674	94.4%	404,065	95.0%
Total	$505,198	100.0%	$425,544	100.0%

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

The Company's receivables and contract liabilities are as follows at the years ended December 31 are as follows:

	2021	2020
	(In thousands)
Receivables	$65,866	$61,689
Contract liabilities	30,194	24,761

Contract liabilities are included in payables and other-long term liabilities on the Company’s Consolidated Balance Sheet. The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at December 31, 2021 and 2020.

A performance obligation in a contract is a promise to transfer a distinct good or service to the customer. At contract inception, the Company assesses the products and services promised in its contracts with customers. The Company then identifies performance obligations to transfer distinct products or services to the customer. In order to identify performance obligations, the Company considers all of the products or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

The Company's performance obligations are satisfied at a point in time or over time as work progresses.  The majority of the Company's revenue recognized at a point in time is for the sale of utility and flow instrumentation products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.  The majority of the Company's revenue that is recognized over time relates to the BEACON software as a service (“SaaS”).

The Company records revenue for BEACON SaaS revenue over time as the customer benefits from the use of the Company's software.  Control of an asset is therefore transferred to the customer over time and the Company will recognize revenue for BEACON SaaS as service units are used by the customer.

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

As of December 31, 2021, the Company had certain contracts with unsatisfied performance obligations. For contracts recorded as long-term liabilities, $30.2 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $5.6 million in 2022 and $3.3 million in each year from 2023 through 2026 and $11.4 million thereafter.

The Company also has contracts that include both the sale and installation of flow meters as performance obligations. In those cases, the Company records revenue for installed flow meters at the point in time when the flow meters have been accepted by the customer. The customer cannot control the use of and obtain substantially all of the benefits from the equipment until the customer has accepted the installed product. Therefore, for both the flow meter and the related installation, the Company has concluded that control is transferred to the customer upon customer acceptance of the installed flow meter. In addition, the Company has a variety of ancillary revenue streams which are minor. The types and composition of the Company's revenue streams did not materially change during the year ended December 31, 2021.

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

The recording of assets recognized from the costs to obtain and fulfill customer contracts primarily relate to the deferral of sales commissions on the Company's BEACON software arrangements. The Company's costs incurred to obtain or fulfill a contract with a customer are amortized over the period of benefit of the related revenue. The Company expenses any costs incurred immediately when the amortization period would be one year or less. These costs are recorded within selling, engineering and administration expenses.

For the year ended December 31, 2021, the Company elected the following practical expedients:

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

Note 12    Leases

The Company rents facilities, equipment and vehicles under operating leases, some of which contain renewal options.  Upon inception of a rent agreement, the Company determines whether the arrangement contains a lease based on the unique conditions present. Leases that have a term over a year are recognized on the balance sheet as right-of-use assets and lease liabilities. Right-of-use assets are included in other assets on the Company’s Consolidated Balance Sheet. Lease liabilities are included in other current liabilities and other long-term liabilities on the Company’s Consolidated Balance Sheet.  Information regarding the Company's right-of-use assets and the corresponding lease liabilities at the years ended December 31 is as follows:

	2021	2020
	(In thousands)
Right-of-use assets	$5,877	$6,865
Lease liabilities	6,177	7,218

The Company’s operating lease agreements have lease and non-lease components that require payments for common area maintenance, property taxes and insurance. The Company has elected to account for both lease and non-lease components as one lease component.  The fixed and in-substance fixed consideration in the Company’s rent agreements constitute operating lease expense that is included in the capitalized right-of-use assets and lease liabilities. The variable and short-term lease expense payments are not included in the present value of the right-of use-assets and lease liabilities on the Consolidated Balance Sheet.  The Company’s rent expense for the years ended December 31 is as follows:

	2021	2020	2019
	(In thousands)
Operating lease expense	$2,995	$2,858	$3,095
Variable and short-term lease expense	153	203	270
Rent expense	$3,148	$3,061	$3,365

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company’s lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of December 31, 2021 and 2020, the remaining lease term on the Company’s leases was 5.6 years and 6.0 years, respectively.  As of December 31, 2021 and 2020, the discount rate was 5.0%.  The future minimum lease payments to be paid under operating leases are as follows:

December 31, 2021
(In thousands)
2022	$1,922
2023	1,744
2024	1,362
2025	1,183
2026	130
Thereafter	868
Total future lease payments	7,209
(Present value adjustment)	(1,032)
Present value of future lease payments	$6,177

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2021.  Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Chief Financial Officer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this 2021 Annual Report on         Form 10-K under the heading “Management's Annual Report on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The attestation report required under this Item 9A is contained in Item 8 of this 2021 Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to directors is included under the headings “Nomination and Election of Directors” and in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2022 and is incorporated herein by reference.

Information concerning the executive officers of the Company is included in Part I, Item 1 of this 2021 Annual Report on Form 10-K under the heading “Information about the Company’s Executive Officers.”

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

The Company is not including the information contained on its website as part of, or incorporating it by reference into, this 2021 Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is included under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “CEO Pay Ratio” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2022, and is incorporated herein by reference; provided, however, that the information under the subsection “Executive Compensation - Compensation Committee Report” is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Exchange Act or to be the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent it is specifically incorporated by reference into such a filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is included under the headings “Stock Ownership of Beneficial Owners,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2022 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is included under the headings “Related Person Transactions” and “Nomination and Election of Directors - Independence, Committees, Meetings and Attendance” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2022, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included under the heading “Principal Accounting Firm Fees” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2022, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.

Financial Statements.  See the financial statements included in Part II, Item 8 “Financial Statements and Data” in this 2021 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Shareholders' Equity.”

2.	Financial Statement Schedules. Financial statement schedules are omitted because the information required in these schedules is included in the Notes to Consolidated Financial Statements.
3.	Exhibits. The exhibits listed in the following Exhibit Index are filed as part of this 2021 Annual Report on Form 10-K that is incorporated herein by reference.
ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

(3)	Restated Articles of Incorporation (as in effect as of August 8, 2008).

[Incorporated by reference to Exhibit (3.2) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (Commission File No. 001-06706)].

(3.1)	Restated By-Laws (as amended and restated as of March 30, 2020).

[Incorporated by reference to Exhibit (3) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q filed for the period ended March 31, 2020 (Commission File No. 001-06706)].

(4)

Credit Agreement dated July 8, 2021 among Badger Meter, Inc. and each lender and agent listed on the  signature pages thereof

[Incorporated by reference from Exhibit (10.1) to Badger Meter, Inc.’s Current Report on Form 8-K, filed on July 9, 2021 (Commission File No. 001-06706)].

(4.1)

Description of Securities of the Registrant.

[Incorporated by reference from Exhibit (4.5) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2019 (Commission File No. 001-06706)].

(10)*

Badger Meter, Inc. Employee Savings and Stock Ownership Plan.

[Incorporated by reference from Exhibit (10) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2019 (Commission File No. 001-06706)].

(10.1)*

Key Executive Employment and Severance Agreement between Badger Meter, Inc. and Kenneth C. Bockhorst.

[Incorporated by reference from Exhibit (10.1) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2020 (Commission File No. 001-06706)]..

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

EXHIBIT NO.	EXHIBIT DESCRIPTION

(10.6)*	Badger Meter, Inc. 2021 Omnibus Incentive Plan.
[Incorporated by reference to Exhibit (10.1) to Badger Meter, Inc.’s Form 8-K, filed on April 30, 2021 (Commission File No. 001-06706)].

(10.7)*	Badger Meter, Inc. 2021 Omnibus Incentive Plan form of Performance Share Award Agreement
[Incorporated by reference to Exhibit (10.2) to Badger Meter, Inc.’s Current Report on Form 8-K, filed on April 30, 2021 (Commission File No. 001-06760)].

(10.8)*	Badger Meter, Inc. 2021 Incentive Plan form of Restricted Stock Award Agreement
[Incorporated by reference to Exhibit (10.3) to Badger Meter, Inc.’s Form 8-K, dated April 30, 2021 (Commission File No. 001-06760)].

(10.9)*

Form of the Key Executive Employment and Severance Agreements between Badger Meter, Inc. and certain other executive officers.

[Incorporated by reference from Exhibit (10.9) to Badger Meter, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2020 (Commission File No. 001-06706)].

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

(99)

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2022.  To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year.  With the exception of the information incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report.

(101)

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and (vii) document and entity information.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	A management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2022.

BADGER METER, INC.

By:	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2022.

Name	Title

/s/ Kenneth C. Bockhorst	Chairman, President and Chief Executive Officer and Director (Principal executive officer)
Kenneth C. Bockhorst

/s/ Robert A. Wrocklage	Senior Vice President — Chief Financial Officer (Principal financial officer)
Robert A. Wrocklage

/s/ Daniel R. Weltzien	Vice President — Controller (Principal accounting officer)
Daniel R. Weltzien
/s/ Todd A. Adams	Director
Todd A. Adams
/s/ Henry F. Brooks	Director
Henry F. Brooks

/s/ Gale E. Klappa	Director
Gale E. Klappa

/s/ Gail A. Lione	Director
Gail A. Lione

/s/ James W. McGill	Director
James W. McGill

/s/ Tessa M. Myers	Director
Tessa M. Myers

/s/ James F. Stern	Director
James F. Stern

/s/ Glen E. Tellock	Director
Glen E. Tellock