Form 10-Q
period 2022-03-31
BADGER METER INC
filed 2022-04-28
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 13, 2022 there were 29,268,722 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended March 31, 2022

Special Note Regarding Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, as well as other information provided from time to time by Badger Meter, Inc. (the “Company” or "Badger Meter") or its employees, may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties. See Item 1A "Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for further information regarding risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements. The Company disclaims any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.

Part I – Financial Information

Item 1 Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	March 31,	December 31,
	(Unaudited)
	(In thousands)
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$89,219	$87,174
Receivables	78,147	65,866
Inventories:
Finished goods	25,755	25,991
Work in process	22,128	24,747
Raw materials	55,137	48,873
Total inventories	103,020	99,611
Prepaid expenses and other current assets	10,891	8,709
Total current assets	281,277	261,360
Property, plant and equipment, at cost	216,583	216,796
Less accumulated depreciation	(140,514)	(138,746)
Net property, plant and equipment	76,069	78,050
Intangible assets, at cost less accumulated amortization	61,252	64,176
Other assets	16,541	15,390
Deferred income taxes	7,512	7,529
Goodwill	103,287	104,313
Total assets	$545,938	$530,818
Liabilities and shareholders’ equity
Current liabilities:
Payables	$52,437	$41,859
Accrued compensation and employee benefits	12,104	20,644
Warranty and after-sale costs	12,409	12,868
Other current liabilities	11,559	6,775
Total current liabilities	88,509	82,146
Other long-term liabilities	33,033	29,804
Deferred income taxes	5,214	5,385
Accrued non-pension postretirement benefits	5,079	5,214
Other accrued employee benefits	4,222	5,199
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock	37,221	37,221
Capital in excess of par value	49,758	49,224
Reinvested earnings	362,046	353,535
Accumulated other comprehensive (loss) income	(2,179)	136
Less: Treasury stock, at cost	(36,965)	(37,046)
Total shareholders’ equity	409,881	403,070
Total liabilities and shareholders’ equity	$545,938	$530,818

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended March 31,
	(Unaudited)
	(In thousands except share and per share amounts)
	2022	2021

Net sales	$132,402	$117,842
Cost of sales	81,679	68,480
Gross margin	50,723	49,362
Selling, engineering and administration	31,861	31,615
Operating earnings	18,862	17,747
Interest expense, net	13	7
Other pension and postretirement costs	32	31
Earnings before income taxes	18,817	17,709
Provision for income taxes	4,457	3,928
Net earnings	$14,360	$13,781

Earnings per share:
Basic	$0.49	$0.47
Diluted	$0.49	$0.47

Dividends declared per common share	$0.20	$0.18

Shares used in computation of earnings per share:
Basic	29,198,888	29,098,490
Impact of dilutive securities	164,438	218,098
Diluted	29,363,326	29,316,588

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended March 31,
	(Unaudited)
	(In thousands)
	2022	2021
Net earnings	$14,360	$13,781
Other comprehensive loss:
Foreign currency translation adjustments	(2,315)	(714)
Pension and postretirement benefits, net of tax	-	3
Comprehensive income	$12,045	$13,070

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Three Months Ended March 31,
	(Unaudited) (In thousands)
	2022	2021
Operating activities:
Net earnings	$14,360	$13,781
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	2,760	2,873
Amortization	4,016	4,066
Deferred income taxes	(34)	38
Noncurrent employee benefits	(112)	81
Stock-based compensation expense	615	374
Changes in:
Receivables	(12,509)	3,864
Inventories	(3,763)	1,284
Payables	10,749	4,291
Prepaid expenses and other assets	(2,904)	(428)
Other liabilities	(3,928)	332
Total adjustments	(5,110)	16,775
Net cash provided by operations	9,250	30,556
Investing activities:
Property, plant and equipment expenditures	(1,141)	(1,759)
Acquisitions, net of cash acquired	-	(44,561)
Net cash used for investing activities	(1,141)	(46,320)
Financing activities:
Dividends paid	(5,869)	(5,239)
Proceeds from exercise of stock options	-	352
Issuance of treasury stock	-	42
Net cash used for financing activities	(5,869)	(4,845)
Effect of foreign exchange rates on cash	(195)	(262)
Increase (Decrease) in cash and cash equivalents	2,045	(20,871)
Cash and cash equivalents – beginning of period	87,174	72,273
Cash and cash equivalents – end of period	$89,219	$51,402

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter ended March 31,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, December 31, 2020	$37,221	$44,964	$314,850	$1,313	$(37,089)	$361,259
Net earnings	-	-	13,781	-	-	13,781
Pension and postretirement benefits (net of $(1) tax effect)	-	-	-	3	-	3
Foreign currency translation	-	-	-	(714)	-	(714)
Cash dividends of $0.18 per share	-	-	(5,248)	-	-	(5,248)
Stock options exercised	-	281	-	-	71	352
Stock-based compensation	-	374	-	-	-	374
Issuance of treasury stock (23 shares)	-	(20)	-	-	62	42
Balance, March 31, 2021	$37,221	$45,599	$323,383	$602	$(36,956)	$369,849

Balance, December 31, 2021	$37,221	$49,224	$353,535	$136	$(37,046)	$403,070
Net earnings	-	-	14,360	-	-	14,360
Foreign currency translation	-	-	-	(2,315)	-	(2,315)
Cash dividends of $0.20 per share	-	-	(5,849)	-	-	(5,849)
Stock-based compensation	-	615	-	-	-	615
Issuance of treasury stock (21 shares)	-	(81)	-	-	81	-
Balance, March 31, 2022	$37,221	$49,758	$362,046	$(2,179)	$(36,965)	$409,881

* Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at March 31, 2022 and December 31, 2021, results of operations, comprehensive income, cash flows and statements of shareholders’ equity for the three-month periods ended March 31, 2022 and 2021. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Note 2 Additional Financial Information Disclosures

The consolidated condensed balance sheet at December 31, 2021 was derived from amounts included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Refer to the notes to consolidated financial statements included in that report for a description of the Company’s accounting policies and for additional details of the Company’s financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.

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

	March 31,
(In thousands)	2022	2021
Balance at beginning of period	$12,868	$11,617
Net additions charged to earnings	1,100	1,420
Costs incurred	(1,559)	(579)
Balance at end of period	$12,409	$12,458

Note 3 Accumulated Other Comprehensive (Loss) Income

Components of and changes in accumulated other comprehensive loss at March 31, 2022 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$394	$(258)	$136
Other comprehensive loss before reclassifications	-	(2,315)	(2,315)
Accumulated other comprehensive loss	$394	$(2,573)	$(2,179)

Components of and changes in accumulated other comprehensive income at March 31, 2021 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$55	$1,258	$1,313
Other comprehensive income before reclassifications	-	(714)	(714)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($1)	3	-	3
Net current period other comprehensive income, net of tax	3	(714)	(711)
Accumulated other comprehensive income	$58	$544	$602

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

The total purchase consideration for s::can, net of cash acquired, was $30.5 million, which was inclusive of $1.3 million of working capital adjustments. The Company's allocation of the purchase price at December 31, 2021 included $2.6 million of receivables, $4.3 million of inventory, $1.2 million of other assets, $12.7 million of intangibles and $17.7 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily customer relationships and developed technology with an estimated average useful life of 12 years. The Company also assumed $3.5 million of accounts payable, $3.2 million of deferred tax liabilities and $1.3 million of other liabilities as part of the acquisition. The allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of December 31, 2021, the Company had completed its analysis for estimating the fair value of the assets acquired with no additional adjustments.

Note 5 Contingencies, Litigation and Commitments

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2021 and the first quarter of 2022 were not material.

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

The Company’s earnings before incomes taxes, provision for income taxes, and effective income tax rate are as follows:

	Three months ended March 31,
(In thousands)	2022	2021
Earnings before income taxes	$18,817	$17,709
Provision for income taxes	4,457	3,928
Effective income tax rate	23.7%	22.2%

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

Note 9 Revenue Recognition

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

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended March 31,
(In thousands)	2022	2021
Revenues:
United States	$112,755	$98,742
Foreign:
Asia	4,197	4,009
Canada	2,963	3,336
Europe	8,232	8,644
Mexico	576	1,105
Middle East	1,659	1,628
Other	2,020	378
Total	$132,402	$117,842

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended March 31,
(In thousands)	2022		2021
Revenue recognized over time	$7,708	5.8%	$6,461	5.5%
Revenue recognized at a point in time	124,694	94.2%	111,381	94.5%
Total	$132,402	100.0%	$117,842	100.0%

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

The closing balances of the Company's receivables and contract liabilities are as follows:

	March 31, 2022	December 31, 2021
(In thousands)
Receivables	$78,147	$65,866
Contract liabilities	30,339	30,194

Contract liabilities are included in Payables and Other long-term liabilities on the Company’s Consolidated Condensed Balance Sheets. The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables in the three-month period ended March 31, 2022 and twelve-month period ended December 31, 2021.

A performance obligation is a promise to transfer a distinct good or service to the customer. At contract inception, the Company assesses the products and services promised in its contracts with customers. The Company then identifies performance obligations to transfer distinct products or services to the customer. In order to identify performance obligations, the Company considers all of the products or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

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

As of March 31, 2022, the Company had certain contracts with unsatisfied performance obligations. For contracts recorded as contract liabilities, $30.3 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $6.8 million in 2022, $4.2 million in 2023, $3.7 million in 2024, $3.3 million in 2025, $2.9 million in 2026, $2.6 million in 2027 and $6.8 million thereafter.

Note 10 Leases

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

	March 31, 2022	December 31, 2021
(In thousands)
Right-of-use assets	$7,616	$5,877
Lease liabilities	7,886	6,177

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

	March 31,
	2022	2021
(In thousands)
Operating lease expense	$862	$884
Variable and short-term lease expense	46	40
Rent expense	$908	$924

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company’s lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of March 31, 2022 and December 31, 2021, the remaining lease term on the Company’s leases was 5.7 years and 5.6 years, respectively. As of March 31, 2022 and December 31, 2021, the discount rate was 5.0%. The future minimum lease payments to be paid under operating leases are as follows:

March 31, 2022
(In thousands)
2022 (remaining nine months)	$1,782
2023	2,246
2024	1,876
2025	1,713
2026	675
Thereafter	844
Total future lease payments	9,136
Present value adjustment	(1,250)
Present value of future lease payments	$7,886

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

A leader in both mechanical and static flow metering technologies for industrial markets, the Company offers one of the broadest flow measurement, control and communication portfolios in the market. This portfolio carries respected brand names including Recordall®, Hedland®, Dynasonics®, Blancett®, ModMag® and Research Control®, and includes eight of the ten major flow meter technologies. Customers rely on the Company for application-specific solutions that deliver accurate, timely and dependable flow data and control essential for product quality, cost control, safer operations, regulatory compliance and more sustainable operations.

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

For over 117 years, the Company has offered innovative flow metering and control solutions for smart water management, smart buildings and smart industrial processes. The acquisition of s::can and ATi, leading providers of water quality monitoring solutions, adds real-time water quality parameters to the Company's capabilities and enhances the scope of actionable data for our customers to help measure, conserve and protect water. The combined solutions from Badger Meter, s::can and ATi offer technology that measures both the quantity and quality of water.

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

Current Business Trends

During the first quarter of 2022, the Company continued to operate under various return-to-work protocols for non-production personnel and our manufacturing operations continued to follow safety and COVID-19 protocols. Global efforts to combat COVID-19 have assisted the Company's utility water and flow instrumentation customers in returning to more normal operations. Customer order rates remain strong; however, global electronics and other component shortages, along with logistics constraints, have resulted in manufacturing interruptions which have continued to limit the Company’s output throughout the first three months of 2022. These varied and wide-spread component availability and supply chain issues continue to inhibit the Company’s ability to fully satisfy the increase in demand for certain products. In addition, cost inflation of materials and other expenses is becoming more pervasive. The Company continued to pursue pricing initiatives to offset inflationary cost pressures where possible. The Company believes the broader market, including its primary competitors, experienced lead time extensions, inflation, and pricing dynamics, and therefore does not believe its competitive position has been negatively impacted. While the Company is navigating this dynamic and fluid environment through operational agility to support customers, these disruptions increased the Company’s backlog to record levels and are likely to increase the unevenness of sales patterns for the remainder of 2022.

It remains difficult to estimate the severity and duration of the impact of the COVID-19 pandemic and the current inflationary environment on the Company’s business, financial position or results of operations. The magnitude of the impact will be determined by the duration and span of the pandemic, subsequent COVID-19 variants and their severity, operational disruptions, including those resulting from government actions, delivery interruptions due to component supply availability or global logistics constraints and the overall impact on the economy. The Company is monitoring the ongoing situation and keeps the Board of Directors informed of developments.

Acquisitions

Effective January 1, 2021, the Company acquired 100% of the outstanding stock of ATi, headquartered in Collegeville, Pennsylvania, a provider of water quality monitoring systems.

The total purchase consideration, net of cash acquired, was $44.0 million. The Company's preliminary allocation of the purchase price at December 31, 2021 included $3.9 million of receivables, $3.9 million of inventory, $2.5 million of other assets, $21.0 million of intangibles and $16.4 million of goodwill that is deductible for tax purposes. The intangible assets acquired are primarily customer relationships, developed technology and trademarks with estimated average useful lives of 12 to 15 years. The Company also assumed $1.4 million of accounts payable, $0.6 million of deferred tax liabilities and $1.7 million of other liabilities as part of the acquisition. The allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition.

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

The total purchase consideration for s::can was $30.5 million, inclusive of $1.3 million of working capital adjustments. The Company's allocation of the purchase price at December 31, 2021 included $2.6 million of receivables, $4.3 million of inventory, $1.2 million of other assets, $12.7 million of intangibles and $17.4 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily customer relationships and developed technology with an estimated average useful life of 12 years. The Company also assumed $3.5 million of accounts payable, $3.2 million of deferred tax liabilities and $1.3 million of other liabilities as part of the acquisition. The allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition.

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

The Company also seeks opportunities for additional revenue enhancement. For instance, the Company has made inroads into the Middle East market with its ultrasonic meter technology and is pursuing other geographic expansion opportunities. Additionally, the Company is periodically asked to oversee and perform field installation of its products for certain customers. In these cases, the Company assumes the role of general contractor and either performs the installation or hires installation subcontractors and supervises their work or performs the installation.

Results of Operations - Three Months Ended March 31, 2022

Net Sales

The Company’s net sales for the three months ended March 31, 2022 were $132.4 million compared to $117.8 million during the same period in 2021. Sales into the utility water market were $110.3 million, an increase of 15.1% from the prior year’s $95.8 million. The Company’s net sales grew as a result of increased ultrasonic meter and ORION® Cellular endpoint sales as well as increased BEACON® SaaS revenue, despite ongoing supply chain challenges that limited the conversion of utility water orders to net sales in the current year. Sales of products into the global flow instrumentation end markets were $22.1 million compared to the prior year’s $22.0 million, an increase of 0.4%. Sales were flat year-over-year due to supply chain limitations that impacted manufacturing output, despite continued strong order trends across the majority of end market applications globally.

Earnings

Total operating earnings for the three months ended March 31, 2022 were $18.9 million, or 14.2% of sales, compared to $17.7 million, or 15.1% of sales, in the comparable prior year quarter. Gross margin dollars increased $1.4 million, with gross margin as a percent of sales at 38.3%, a decrease from the record 41.9% of sales in the prior year comparable quarter. The year-over-year increase in inflationary pressures, coupled with production volatility caused by intermittent component delays, tempered gross margins in the current year. Selling, engineering and administration (“SEA”) expenses were $31.9 million or 24.1% of sales compared to $31.6 million or 26.8% of sales in the comparable prior year quarter. The year-over-year improvement in SEA expense leverage is the result of effective spending controls and higher sales.

The provision for income taxes as a percentage of earnings before income taxes for the quarter ended March 31, 2022 was 23.7% compared to 22.2% for the comparable prior year period. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the three months ended March 31, 2022 were $14.4 million, or $0.49 per diluted share, compared to $13.8 million, or $0.47 per diluted share, for the same period in 2021.

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

Primary Working Capital

The Company uses primary working capital (“PWC”) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve month Net sales. The following table shows the components of our PWC:

	March 31, 2022		December 31, 2021
(In thousands)	$	PWC%	$	PWC%
Receivables	$78,147	15.0%	$65,866	13.1%
Inventories	103,020	19.8%	99,611	19.7%
Payables	(52,437)	-10.1%	(41,859)	-8.3%
Primary Working Capital	$128,730	24.8%	$123,618	24.5%

Overall, PWC increased $5.1 million compared to the previous year-end. Receivables at March 31, 2022 increased $12.3 million due to higher sales activity and shipment pacing in the quarter. Inventories increased $3.4 million due to component cost inflation and higher safety stock levels associated with varied component shortages. Payables at March 31, 2022 were $10.6 million higher than year-end due to inflationary increases and the timing of payments relative to quarter end.

Cash Provided by Operations

Cash provided by operations in the first three months of 2022 was $9.3 million compared to $30.6 million in the same period of 2021. Strong earnings drove solid cash generation in both years. The year-over-year decline in operating cash flow was due primarily to higher working capital to support increased order activity, and the impact of ongoing supply chain challenges to the timing of shipments between years. Additionally, management incentive payouts negatively impacted cash from operations between years.

Property, plant and equipment expenditures for the first three months of 2022 were $1.1 million compared to $1.8 million in the comparable prior year period.

Cash and cash equivalents increased to $89.2 million from $87.2 million at December 31, 2021, the result of cash provided by operations offset by the quarterly dividend payment.

In July 2021, the Company entered into a new credit agreement, replacing its prior facility. The credit agreement includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company’s financial flexibility including an increase feature, acquisition holiday, and favorable financial covenants. The Company was in compliance with all covenants as of March 31, 2022. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $156.9 million of unused credit lines available at March 31, 2022.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2021 and the first quarter of 2022 were not material.

See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of risks and uncertainties that could impact the Company’s financial performance and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and have not materially changed since that report was filed unless otherwise indicated in this Quarterly Report on Form 10-Q.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

The Company’s quantitative and qualitative disclosures about market risk are included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and have not materially changed since that report was filed.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2022. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President – Chief Financial Officer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1A Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In February 2020, the Board of Directors authorized the repurchase of up to an additional 400,000 shares of the Company’s Common Stock through February 2023. The Company did not make any purchases of equity securities under the repurchase program during the quarter ended March 31, 2022.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
January 1, 2022 - January 31, 2022	-	-	-	345,047
February 1, 2022 - February 28, 2022	-	-	-	345,047
March 1, 2022 - March 31, 2022	-	-	-	345,047
Total as of March 31, 2022	-		-	345,047

Item 6 Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) the Consolidated Condensed Statements of Shareholders’ Equity and (vi) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: April 28, 2022	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

	By	/s/ Robert A. Wrocklage
Robert A. Wrocklage
Senior Vice President – Chief Financial Officer

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President – Controller