Form 10-Q
period 2022-06-30
BADGER METER INC
filed 2022-07-26
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 11, 2022 there were 29,269,054 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended June 30, 2022

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

Part I – Financial Information

Item 1 Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	(Unaudited)
	(In thousands)
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$100,210	$87,174
Receivables	77,247	65,866
Inventories:
Finished goods	21,092	25,991
Work in process	24,272	24,747
Raw materials	66,073	48,873
Total inventories	111,437	99,611
Prepaid expenses and other current assets	15,027	8,709
Total current assets	303,921	261,360
Property, plant and equipment, at cost	216,547	216,796
Less accumulated depreciation	(142,507)	(138,746)
Net property, plant and equipment	74,040	78,050
Intangible assets, at cost less accumulated amortization	57,772	64,176
Other assets	15,580	15,390
Deferred income taxes	7,512	7,529
Goodwill	101,206	104,313
Total assets	$560,031	$530,818
Liabilities and shareholders’ equity
Current liabilities:
Payables	$61,597	$41,859
Accrued compensation and employee benefits	14,941	20,644
Warranty and after-sale costs	10,859	12,868
Other current liabilities	9,938	6,775
Total current liabilities	97,335	82,146
Other long-term liabilities	32,345	29,804
Deferred income taxes	4,937	5,385
Accrued non-pension postretirement benefits	5,089	5,214
Other accrued employee benefits	4,142	5,199
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock	37,221	37,221
Capital in excess of par value	51,015	49,224
Reinvested earnings	372,856	353,535
Accumulated other comprehensive (loss) income	(7,544)	136
Less: Treasury stock, at cost	(37,365)	(37,046)
Total shareholders’ equity	416,183	403,070
Total liabilities and shareholders’ equity	$560,031	$530,818

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2022	2021	2022	2021

Net sales	$137,833	$122,869	$270,235	$240,711
Cost of sales	83,073	72,767	164,752	141,247
Gross margin	54,760	50,102	105,483	99,464
Selling, engineering and administration	32,672	31,427	64,533	63,042
Operating earnings	22,088	18,675	40,950	36,422
Interest expense, net	9	7	22	14
Other pension and postretirement costs	33	29	65	60
Earnings before income taxes	22,046	18,639	40,863	36,348
Provision for income taxes	5,382	4,667	9,839	8,595
Net earnings	$16,664	$13,972	$31,024	$27,753

Earnings per share:
Basic	$0.57	$0.48	$1.06	$0.95
Diluted	$0.57	$0.48	$1.06	$0.95

Dividends declared per common share	$0.20	$0.18	$0.40	$0.36

Shares used in computation of earnings per share:
Basic	29,210,444	29,114,346	29,204,535	29,105,429
Impact of dilutive securities	133,907	197,828	149,173	207,963
Diluted	29,344,351	29,312,174	29,353,708	29,313,392

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2022	2021	2022	2021
Net earnings	$16,664	$13,972	$31,024	$27,753
Other comprehensive loss:
Foreign currency translation adjustments	(5,365)	2,806	(7,680)	2,093
Pension and postretirement benefits, net of tax	-	3	-	5
Comprehensive income	$11,299	$16,781	$23,344	$29,851

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Six Months Ended June 30,
	(Unaudited) (In thousands)
	2022	2021
Operating activities:
Net earnings	$31,024	$27,753
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	5,622	5,863
Amortization	7,833	8,088
Deferred income taxes	16	45
Noncurrent employee benefits	(64)	160
Stock-based compensation expense	1,466	947
Changes in:
Receivables	(12,028)	1,622
Inventories	(13,024)	(4,812)
Payables	20,128	5,366
Prepaid expenses and other assets	(8,153)	(1,259)
Other liabilities	(3,908)	1,296
Total adjustments	(2,112)	17,316
Net cash provided by operations	28,912	45,069
Investing activities:
Property, plant and equipment expenditures	(2,773)	(4,378)
Acquisitions, net of cash acquired	-	(44,506)
Net cash used for investing activities	(2,773)	(48,884)
Financing activities:
Dividends paid	(11,712)	(10,479)
Proceeds from exercise of stock options	-	352
Repurchase of treasury stock	(427)	(460)
Issuance of treasury stock	-	72
Net cash used for financing activities	(12,139)	(10,515)
Effect of foreign exchange rates on cash	(964)	(584)
Increase (Decrease) in cash and cash equivalents	13,036	(14,914)
Cash and cash equivalents – beginning of period	87,174	72,273
Cash and cash equivalents – end of period	$100,210	$57,359

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter and year-to-date ended June 30,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, March 31, 2021	$37,221	$45,599	$323,383	$602	$(36,956)	$369,849
Net earnings	-	-	13,972	-	-	13,972
Pension and postretirement benefits (net of $(1) tax effect)	-	-	-	3	-	3
Foreign currency translation	-	-	-	2,806	-	2,806
Cash dividends of $0.18 per share	-	-	(5,251)	-	-	(5,251)
Stock-based compensation	-	573	-	-	-	573
Purchase of common stock for treasury stock	-	-	-	-	(460)	(460)
Issuance of treasury stock (23 shares)	-	328	-	-	27	355
Balance, June 30, 2021	$37,221	$46,500	$332,104	$3,411	$(37,389)	$381,847

Balance, December 31, 2020	$37,221	$44,964	$314,850	$1,313	$(37,089)	$361,259
Net earnings	-	-	27,753	-	-	27,753
Pension and postretirement benefits (net of $(2) tax effect)	-	-	-	5	-	5
Foreign currency translation	-	-	-	2,093	-	2,093
Cash dividends of $0.36 per share	-	-	(10,499)	-	-	(10,499)
Stock options exercised	-	281	-	-	71	352
Stock-based compensation	-	947	-	-	-	947
Purchase of common stock for treasury stock	-	-	-	-	(460)	(460)
Issuance of treasury stock (46 shares)	-	308	-	-	89	397
Balance, June 30, 2021	$37,221	$46,500	$332,104	$3,411	$(37,389)	$381,847

Balance, March 31, 2022	$37,221	$49,758	$362,046	$(2,179)	$(36,965)	$409,881
Net earnings	-	-	16,664	-	-	16,664
Foreign currency translation	-	-	-	(5,365)	-	(5,365)
Cash dividends of $0.20 per share	-	-	(5,854)	-	-	(5,854)
Stock-based compensation	-	851	-	-	-	851
Purchase of common stock for treasury stock	-	-	-	-	(427)	(427)
Issuance of treasury stock (5 shares)	-	406	-	-	27	433
Balance, June 30, 2022	$37,221	$51,015	$372,856	$(7,544)	$(37,365)	$416,183

Balance, December 31, 2021	$37,221	$49,224	$353,535	$136	$(37,046)	$403,070
Net earnings	-	-	31,024	-	-	31,024
Foreign currency translation	-	-	-	(7,680)	-	(7,680)
Cash dividends of $0.40 per share	-	-	(11,703)	-	-	(11,703)
Stock-based compensation	-	1,466	-	-	-	1,466
Purchase of common stock for treasury stock	-	-	-	-	(427)	(427)
Issuance of treasury stock (26 shares)	-	325	-	-	108	433
Balance, June 30, 2022	$37,221	$51,015	$372,856	$(7,544)	$(37,365)	$416,183

* Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at June 30, 2022 and December 31, 2021, results of operations, comprehensive income, cash flows and statements of shareholders’ equity for the three and six-month periods ended June 30, 2022 and 2021. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Balance at beginning of period	$12,409	$12,458	$12,868	$11,617
Net additions charged to earnings	1,152	1,312	2,252	2,732
Costs incurred	(2,702)	(805)	(4,261)	(1,384)
Balance at end of period	$10,859	$12,965	$10,859	$12,965

Note 3 Accumulated Other Comprehensive (Loss) Income

Components of and changes in accumulated other comprehensive loss at June 30, 2022 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$394	$(258)	$136
Other comprehensive loss before reclassifications	-	(7,680)	(7,680)
Accumulated other comprehensive loss	$394	$(7,938)	$(7,544)

Components of and changes in accumulated other comprehensive income at June 30, 2021 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$55	$1,258	$1,313
Other comprehensive income before reclassifications	-	2,093	2,093
Amounts reclassified from accumulated other comprehensive income, net of tax of ($2)	5	-	5
Net current period other comprehensive income, net of tax	5	2,093	2,098
Accumulated other comprehensive income	$60	$3,351	$3,411

Details of reclassifications out of accumulated other comprehensive income during the six months ended June 30, 2022 and 2021 are immaterial.

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

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2021 and the first half of 2022 were not material.

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

The Company’s earnings before incomes taxes, provision for income taxes, and effective income tax rate are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Earnings before income taxes	$22,046	$18,639	$40,863	$36,348
Provision for income taxes	5,382	4,667	9,839	8,595
Effective income tax rate	24.4%	25.0%	24.1%	23.6%

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

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Revenues:
United States	$120,823	$103,402	$233,577	$202,144
Foreign:
Asia	2,930	4,466	7,128	8,475
Canada	2,945	2,729	5,908	6,065
Europe	7,121	7,709	15,353	16,353
Mexico	809	1,873	1,385	2,978
Middle East	2,124	2,132	3,783	3,760
Other	1,081	558	3,101	936
Total	$137,833	$122,869	$270,235	$240,711

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended				Six months ended
	June 30,				June 30,
(In thousands)	2022		2021		2022		2021
Revenue recognized over time	$8,522	6.2%	$7,118	5.8%	$16,230	6.0%	$13,579	5.6%
Revenue recognized at a point in time	129,311	93.8%	115,751	94.2%	254,005	94.0%	227,132	94.4%
Total	$137,833	100.0%	$122,869	100.0%	$270,235	100.0%	$240,711	100.0%

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

The closing balances of the Company's receivables and contract liabilities are as follows:

	June 30, 2022	December 31, 2021
(In thousands)
Receivables	$77,247	$65,866
Contract liabilities	32,776	30,194

Contract liabilities are included in Payables and Other long-term liabilities on the Company’s Consolidated Condensed Balance Sheets. The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables in the six-month period ended June 30, 2022 and twelve-month period ended December 31, 2021.

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

As of June 30, 2022, the Company had certain contracts with unsatisfied performance obligations. For contracts recorded as contract liabilities, $32.8 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $4.2 million in 2022, $4.8 million in 2023, $4.3 million in 2024, $4.0 million in 2025, $3.3 million in 2026, $2.6 million in 2027 and $9.6 million thereafter.

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

	June 30, 2022	December 31, 2021
(In thousands)
Right-of-use assets	$7,193	$5,877
Lease liabilities	7,576	6,177

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

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
(In thousands)
Operating lease expense	$836	$768	$1,698	$1,652
Variable and short-term lease expense	57	36	103	76
Rent expense	$893	$804	$1,801	$1,728

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company’s lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of June 30, 2022 and December 31, 2021, the remaining lease term on the Company’s leases was 5.6 years. As of June 30, 2022 and December 31, 2021, the discount rate was 5.0%. The future minimum lease payments to be paid under operating leases are as follows:

June 30, 2022
(In thousands)
2022 (remaining six months)	$1,196
2023	2,310
2024	1,940
2025	1,739
2026	675
Thereafter	885
Total future lease payments	8,745
Present value adjustment	(1,169)
Present value of future lease payments	$7,576

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

Current Business Trends

During the first half of 2022, the Company continued to operate under various safety and COVID-19 protocols. Customer order rates have remained strong and modestly improving logistics constraints and effective supply chain execution have led to sustained year-over-year sales growth. However, the Company’s ability to fully satisfy the increase in demand for certain products continues to be challenged due to varying component availability and supply chain issues. In addition, cost inflation of materials and other expenses are pervasive. In response, the Company has continued to pursue pricing initiatives to offset inflationary cost pressures where possible. The Company believes the broader market, including its primary competitors, experienced lead time extensions, inflation, and pricing dynamics, and therefore does not believe its competitive position has been negatively impacted. While the Company is navigating this dynamic and fluid environment through operational agility to support customers, these disruptions increased the Company’s backlog to record levels and are likely to increase the unevenness of sales patterns for the remainder of 2022.

It remains difficult to estimate the severity and duration of the impact of the ongoing effects of the COVID-19 pandemic and the current inflationary environment on the Company’s business, financial position or results of operations. The magnitude of the impact will be determined by the duration and span of the pandemic and any subsequent COVID-19 variants and their severity, operational disruptions, including those resulting from government actions, delivery interruptions due to component supply availability or global logistics constraints and the overall impact on the economy. The Company is monitoring the ongoing situation and keeps the Board of Directors informed of developments.

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

Results of Operations - Three Months Ended June 30, 2022

Net Sales

The Company’s net sales for the three months ended June 30, 2022 were $137.8 million, an increase of 12.2% compared to $122.9 million during the same period in 2021. Excluding the impact of a stronger US dollar, sales increased 13.7%. Sales into the utility water market were $114.2 million, an increase of 14.1% from the prior year’s $100.1 million. The Company’s net sales grew as a result of increased ultrasonic meter, ORION® Cellular endpoint and BEACON® SaaS revenues, as well as ongoing price realization. Sales of products into the global flow instrumentation end markets were $23.6 million compared to the prior year’s $22.8 million, an increase of 3.8%. Flow instrumentation sales increased as a result of strong order demand partially offset by supply chain constraints which limited production.

Earnings

Total operating earnings for the three months ended June 30, 2022 were $22.1 million, or 16.0% of sales, compared to $18.7 million, or 15.2% of sales, in the comparable prior year quarter. Gross margin dollars increased $4.6 million, with gross margin as a percent of sales of 39.7%, a decrease from 40.8% of sales in the prior year comparable quarter. The year-over-year increase in inflationary pressures, coupled with production volatility caused by intermittent component delays, tempered gross margins in the current year. Selling, engineering and administration (“SEA”) expenses were $32.7 million or 23.7% of sales compared to $31.4 million or 25.6% of sales in the comparable prior year quarter. The year-over-year improvement in SEA expense leverage is the result of effective spending controls and higher sales.

The provision for income taxes as a percentage of earnings before income taxes for the quarter ended June 30, 2022 was 24.4% compared to 25.0% for the comparable prior year period. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the three months ended June 30, 2022 were $16.7 million, or $0.57 per diluted share, compared to $14.0 million, or $0.48 per diluted share, for the same period in 2021.

Results of Operations - Six Months Ended June 30, 2022

Net Sales

The Company’s net sales for the six months ended June 30, 2022 were $270.2 million compared to $240.7 million during the same period in 2021. Sales into the utility water market were $224.5 million, an increase of 14.6% from the prior year’s $195.9 million. The Company’s net sales grew as a result of increased ultrasonic meter, ORION® Cellular endpoint and BEACON® SaaS revenues, as well as ongoing price realization. Sales of products into the global flow instrumentation end markets were $45.7 million compared to the prior year’s $44.8 million, an increase of 2.1%. Flow instrumentation sales increased due to strong demand across the majority of end-markets and applications, offset by supply chain constraints.

Earnings

Total operating earnings for the six months ended June 30, 2022 were $40.9 million, or 15.2% of sales, compared to $36.4 million, or 15.1% of sales, in the comparable prior year period. Gross margin dollars increased $6.0 million, with gross margin as a percent of sales of 39.0%, a decrease from 41.3% of sales in the prior year comparable period. As expected, inflationary pressures were seen across all elements of the cost structure, which was partially offset by successful pricing actions and increased production. SEA expenses were $64.5 million or 23.9% of sales compared to $63.0 million or 26.2% of sales in the comparable prior year period. The year-over-year improvement in SEA expense leverage is the result of effective spending controls and higher sales.

The provision for income taxes as a percentage of earnings before income taxes for the six months ended June 30, 2022 was 24.1% compared to 23.6% for the comparable prior year period. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the six months ended June 30, 2022 were $31.0 million, or $1.06 per diluted share, compared to $27.8 million, or $0.95 per diluted share, for the same period in 2021.

LIQUIDITY AND CAPITAL RESOURCES

The main sources of liquidity for the Company are cash from operations and borrowing capacity. In addition, depending on market conditions, the Company may access the capital markets to strengthen its capital position and to provide additional liquidity for general corporate purposes.

Primary Working Capital

The Company uses primary working capital (“PWC”) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve-month net sales. The following table shows the components of our PWC:

	June 30, 2022		December 31, 2021
(In thousands)	$	PWC%	$	PWC%
Receivables	$77,247	14.4%	$65,866	13.1%
Inventories	111,437	20.9%	99,611	19.7%
Payables	(61,597)	-11.5%	(41,859)	-8.3%
Primary Working Capital	$127,087	23.8%	$123,618	24.5%

Overall, PWC increased $3.5 million compared to the previous year-end. Receivables at June 30, 2022 increased $11.4 million due to higher sales activity and shipment pacing in the quarter. Inventories increased $11.8 million due to component cost inflation and higher safety stock levels associated with varied component shortages. Payables at June 30, 2022 were $19.7 million higher than year-end due to inflationary increases, increased inventory balance and the timing of payments relative to quarter end.

Cash Provided by Operations

Cash provided by operations in the first six months of 2022 was $28.9 million compared to $45.1 million in the same period of 2021. Strong earnings drove solid cash generation in both years. The year-over-year decline in operating cash flow was due primarily to higher working capital to support increased order activity, and the impact of ongoing supply chain challenges to the timing of shipments between years. Additionally, management incentive payouts negatively impacted cash from operations between years.

Property, plant and equipment expenditures for the first six months of 2022 were $2.8 million compared to $4.4 million in the comparable prior year period.

Cash and cash equivalents increased to $100.2 million from $87.2 million at December 31, 2021, the result of cash provided by operations offset by the quarterly dividend payments.

In July 2021, the Company entered into a new credit agreement, replacing its prior facility. The credit agreement includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company’s financial flexibility including an increase feature, acquisition holiday, and favorable financial covenants. The Company was in compliance with all covenants as of June 30, 2022. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $156.5 million of unused credit lines available at June 30, 2022.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2021 and the first two quarters of 2022 were not material.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2022. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President – Chief Financial Officer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1A Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In February 2020, the Board of Directors authorized the repurchase of up to an additional 400,000 shares of the Company’s Common Stock through February 2023. The following table provides information about the Company's purchases during the quarter ended June 30, 2022 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
April 1, 2022 - April 30, 2022	-	$-	-	345,047
May 1, 2022 - May 31, 2022	5,369	$79.54	5,369	339,678
June 1, 2022 - June 30, 2022	-	$-	-	339,678
Total as of June 30, 2022	5,369		5,369	339,678

Item 6 Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) the Consolidated Condensed Statements of Shareholders’ Equity and (vi) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: July 26, 2022	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

	By	/s/ Robert A. Wrocklage
Robert A. Wrocklage
Senior Vice President – Chief Financial Officer

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President – Controller