Form 10-Q
period 2022-09-30
BADGER METER INC
filed 2022-10-25
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 11, 2022 there were 29,269,149 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended September 30, 2022

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

Part I – Financial Information

Item 1 Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	(Unaudited)
	(In thousands)
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$114,787	$87,174
Receivables	83,491	65,866
Inventories:
Finished goods	23,783	25,991
Work in process	25,970	24,747
Raw materials	63,855	48,873
Total inventories	113,608	99,611
Prepaid expenses and other current assets	13,742	8,709
Total current assets	325,628	261,360
Property, plant and equipment, at cost	216,159	216,796
Less accumulated depreciation	(143,790)	(138,746)
Net property, plant and equipment	72,369	78,050
Intangible assets, at cost less accumulated amortization	54,314	64,176
Other assets	15,450	15,390
Deferred income taxes	7,512	7,529
Goodwill	99,100	104,313
Total assets	$574,373	$530,818
Liabilities and shareholders’ equity
Current liabilities:
Payables	$65,462	$41,859
Accrued compensation and employee benefits	17,734	20,644
Warranty and after-sale costs	10,369	12,868
Other current liabilities	8,220	6,775
Total current liabilities	101,785	82,146
Other long-term liabilities	36,540	29,804
Deferred income taxes	4,575	5,385
Accrued non-pension postretirement benefits	5,072	5,214
Other accrued employee benefits	3,542	5,199
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock	37,221	37,221
Capital in excess of par value	51,780	49,224
Reinvested earnings	384,207	353,535
Accumulated other comprehensive (loss) income	(12,984)	136
Less: Treasury stock, at cost	(37,365)	(37,046)
Total shareholders’ equity	422,859	403,070
Total liabilities and shareholders’ equity	$574,373	$530,818

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2022	2021	2022	2021

Net sales	$148,009	$128,738	$418,244	$369,449
Cost of sales	90,487	77,554	255,239	218,801
Gross margin	57,522	51,184	163,005	150,648
Selling, engineering and administration	33,651	31,744	98,184	94,786
Operating earnings	23,871	19,440	64,821	55,862
Interest (income) expense, net	(108)	14	(86)	28
Other pension and postretirement costs	32	30	97	90
Earnings before income taxes	23,947	19,396	64,810	55,744
Provision for income taxes	6,014	3,541	15,853	12,136
Net earnings	$17,933	$15,855	$48,957	$43,608

Earnings per share:
Basic	$0.61	$0.54	$1.68	$1.50
Diluted	$0.61	$0.54	$1.67	$1.49

Dividends declared per common share	$0.23	$0.20	$0.63	$0.56

Shares used in computation of earnings per share:
Basic	29,215,982	29,157,628	29,211,488	29,124,491
Impact of dilutive securities	156,482	184,204	151,609	200,043
Diluted	29,372,464	29,341,832	29,363,097	29,324,534

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2022	2021	2022	2021
Net earnings	$17,933	$15,855	$48,957	$43,608
Other comprehensive loss:
Foreign currency translation adjustments	(5,424)	(2,248)	(13,104)	(155)
Pension and postretirement benefits, net of tax	(16)	4	(16)	9
Comprehensive income	$12,493	$13,611	$35,837	$43,462

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	(Unaudited) (In thousands)
	2022	2021
Operating activities:
Net earnings	$48,957	$43,608
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	8,413	8,619
Amortization	11,748	12,358
Deferred income taxes	24	11
Noncurrent employee benefits	(138)	232
Stock-based compensation expense	2,170	1,537
Changes in:
Receivables	(18,860)	(8,985)
Inventories	(16,207)	(5,685)
Payables	23,870	7,420
Prepaid expenses and other assets	(9,405)	(11,648)
Other liabilities	2,171	12,967
Total adjustments	3,786	16,826
Net cash provided by operations	52,743	60,434
Investing activities:
Property, plant and equipment expenditures	(4,690)	(5,843)
Proceeds from company owned life insurance plans	-	596
Acquisitions, net of cash acquired	-	(45,273)
Net cash used for investing activities	(4,690)	(50,520)
Financing activities:
Dividends paid	(18,292)	(16,318)
Proceeds from exercise of stock options	61	2,037
Repurchase of treasury stock	(427)	(460)
Issuance of treasury stock	-	72
Net cash used for financing activities	(18,658)	(14,669)
Effect of foreign exchange rates on cash	(1,782)	(480)
Increase (Decrease) in cash and cash equivalents	27,613	(5,235)
Cash and cash equivalents – beginning of period	87,174	72,273
Cash and cash equivalents – end of period	$114,787	$67,038

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter and year-to-date ended September 30,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, June 30, 2021	$37,221	$46,500	$332,104	$3,411	$(37,389)	$381,847
Net earnings	-	-	15,855	-	-	15,855
Pension and postretirement benefits (net of $(0) tax effect)	-	-	-	4	-	4
Foreign currency translation	-	-	-	(2,248)	-	(2,248)
Cash dividends of $0.20 per share	-	-	(5,909)	-	-	(5,909)
Stock options exercised	-	1,342	-	-	343	1,685
Stock-based compensation	-	590	-	-	-	590
Balance, September 30, 2021	$37,221	$48,432	$342,050	$1,167	$(37,046)	$391,824

Balance, December 31, 2020	$37,221	$44,964	$314,850	$1,313	$(37,089)	$361,259
Net earnings	-	-	43,608	-	-	43,608
Pension and postretirement benefits (net of $(2) tax effect)	-	-	-	9	-	9
Foreign currency translation	-	-	-	(155)	-	(155)
Cash dividends of $0.56 per share	-	-	(16,408)	-	-	(16,408)
Stock options exercised	-	1,623	-	-	414	2,037
Stock-based compensation	-	1,537	-	-	-	1,537
Purchase of common stock for treasury stock	-	-	-	-	(460)	(460)
Issuance of treasury stock (46 shares)	-	308	-	-	89	397
Balance, September 30, 2021	$37,221	$48,432	$342,050	$1,167	$(37,046)	$391,824

Balance, June 30, 2022	$37,221	$51,015	$372,856	$(7,544)	$(37,365)	$416,183
Net earnings	-	-	17,933	-	-	17,933
Pension and postretirement benefits (net of $(5) tax effect)	-	-	-	(16)	-	(16)
Foreign currency translation	-	-	-	(5,424)	-	(5,424)
Cash dividends of $0.23 per share	-	-	(6,582)	-	-	(6,582)
Stock options exercised	-	50	-	-	11	61
Stock-based compensation	-	704	-	-	-	704
Issuance of treasury stock (2 shares)	-	11	-	-	(11)	-
Balance, September 30, 2022	$37,221	$51,780	$384,207	$(12,984)	$(37,365)	$422,859

Balance, December 31, 2021	$37,221	$49,224	$353,535	$136	$(37,046)	$403,070
Net earnings	-	-	48,957	-	-	48,957
Pension and postretirement benefits (net of $(5) tax effect)	-	-	-	(16)	-	(16)
Foreign currency translation	-	-	-	(13,104)	-	(13,104)
Cash dividends of $0.63 per share	-	-	(18,285)	-	-	(18,285)
Stock options exercised	-	50	-	-	11	61
Stock-based compensation	-	2,170	-	-	-	2,170
Purchase of common stock for treasury stock	-	-	-	-	(427)	(427)
Issuance of treasury stock (28 shares)	-	336	-	-	97	433
Balance, September 30, 2022	$37,221	$51,780	$384,207	$(12,984)	$(37,365)	$422,859

* Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company’s consolidated condensed financial position at September 30, 2022 and December 31, 2021, results of operations, comprehensive income, and statements of shareholders’ equity for the three and nine-month periods ended September 30, 2022 and 2021, and cash flows for the nine-month period ended September 30, 2022 and 2021. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Balance at beginning of period	$10,859	$12,965	$12,868	$11,617
Net additions charged to earnings	1,312	935	3,564	3,667
Costs incurred	(1,802)	(1,014)	(6,063)	(2,398)
Balance at end of period	$10,369	$12,886	$10,369	$12,886

Note 3 Accumulated Other Comprehensive (Loss) Income

Components of and changes in accumulated other comprehensive loss at September 30, 2022 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$394	$(258)	$136
Other comprehensive loss before reclassifications	-	(13,104)	(13,104)
Amounts reclassified from accumulated other comprehensive loss, net of tax of ($5)	(16)	-	(16)
Net current period other comprehensive loss, net of tax	(16)	(13,104)	(13,120)
Accumulated other comprehensive loss	$378	$(13,362)	$(12,984)

Components of and changes in accumulated other comprehensive income at September 30, 2021 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$55	$1,258	$1,313
Other comprehensive loss before reclassifications	-	(155)	(155)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($2)	9	-	9
Net current period other comprehensive loss, net of tax	9	(155)	(146)
Accumulated other comprehensive income	$64	$1,103	$1,167

Details of reclassifications out of accumulated other comprehensive income during the nine months ended September 30, 2022 and 2021 are immaterial.

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

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2021 and the first nine months of 2022 were not material.

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

The Company’s earnings before incomes taxes, provision for income taxes, and effective income tax rate are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Earnings before income taxes	$23,947	$19,396	$64,810	$55,744
Provision for income taxes	6,014	3,541	15,853	12,136
Effective income tax rate	25.1%	18.3%	24.5%	21.8%

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

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Revenues:
United States	$128,434	$111,281	$362,012	$313,326
Foreign:
Asia	4,257	3,927	11,384	12,402
Canada	3,761	3,021	9,669	9,086
Europe	7,489	7,044	22,842	23,396
Mexico	1,034	948	2,419	4,025
Middle East	2,475	1,996	6,258	5,757
Other	559	521	3,660	1,457
Total	$148,009	$128,738	$418,244	$369,449

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended				Nine months ended
	September 30,				September 30,
(In thousands)	2022		2021		2022		2021
Revenue recognized over time	$9,324	6.3%	$7,427	5.8%	$25,554	6.1%	$21,006	5.7%
Revenue recognized at a point in time	138,685	93.7%	121,311	94.2%	392,690	93.9%	348,443	94.3%
Total	$148,009	100.0%	$128,738	100.0%	$418,244	100.0%	$369,449	100.0%

The majority of the Company's revenue that is recognized over time relates to the BEACON® software as a service, but also includes training, certain installation and other revenues. The majority of the Company's revenue recognized at a point in time is for the sale of utility and flow instrumentation products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during shipping.

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

The closing balances of the Company's receivables and contract liabilities are as follows:

	September 30, 2022	December 31, 2021
(In thousands)
Receivables	$83,491	$65,866
Contract liabilities	37,205	30,194

Contract liabilities are included in Payables and Other long-term liabilities on the Company’s Consolidated Condensed Balance Sheets. The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables in the nine-month period ended September 30, 2022 and twelve-month period ended December 31, 2021.

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

The Company's performance obligations are satisfied at a point in time or over time as work progresses. The majority of the Company's revenue recognized at a point in time is for the sale of utility and flow instrumentation products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process. The majority of the Company's revenue that is recognized over time relates to the BEACON software as a service.

As of September 30, 2022, the Company had certain contracts with unsatisfied performance obligations. For contracts recorded as contract liabilities, $37.2 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $3.1 million in 2022, $6.3 million in 2023, $4.8 million in 2024, $4.0 million in 2025, $3.7 million in 2026, $3.3 million in 2027 and $12.0 million thereafter.

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

	September 30, 2022	December 31, 2021
(In thousands)
Right-of-use assets	$6,907	$5,877
Lease liabilities	7,163	6,177

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
(In thousands)
Operating lease expense	$819	$768	$2,517	$2,420
Variable and short-term lease expense	37	38	140	115
Rent expense	$856	$806	$2,657	$2,535

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company’s lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of September 30, 2022 and December 31, 2021, the remaining lease term on the Company’s leases was 5.3 years. As of September 30, 2022 and December 31, 2021, the discount rate was 5.0%. The future minimum lease payments to be paid under operating leases are as follows:

September 30, 2022
(In thousands)
2022 (remaining three months)	$592
2023	2,341
2024	1,978
2025	1,795
2026	714
Thereafter	801
Total future lease payments	8,221
Present value adjustment	(1,058)
Present value of future lease payments	$7,163

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

Current Business Trends

During the first nine months of 2022, customer order rates have remained strong and modestly improving logistics constraints and effective supply chain execution have led to sustained year-over-year sales growth. However, the Company’s ability to fully satisfy the increase in demand for certain products continues to be challenged due to varying component availability and supply chain issues. In addition, cost inflation of materials and other expenses are pervasive. In response, the Company has continued to pursue pricing initiatives to offset inflationary cost pressures where possible. The Company believes the broader market, including its primary competitors, also have experienced lead time extensions, inflation, and pricing dynamics, and therefore does not believe its competitive position has been negatively impacted. While the Company is navigating this dynamic and fluid environment through operational agility to support customers, these disruptions increased the Company’s backlog to record levels and have the potential to increase the unevenness of sales patterns for the remainder of 2022 and 2023.

It remains difficult to estimate the severity and duration of the impact of the ongoing effects of supply chain disruptions and the current inflationary environment on the Company’s business, financial position or results of operations. The magnitude of the impact will be determined by any operational disruptions, including those resulting from delivery interruptions due to component supply availability or global logistics constraints and the overall impact of the economic environment on the Company's business.

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

Revenue and Product Mix

As the industry continues to evolve, the Company has been at the forefront of innovation across metering, radio and software technologies in order to meet its customers’ increasing expectations for accurate and actionable data. As technologies such as ORION Cellular and BEACON digital solutions have become more readily adopted, the Company’s revenue from Software as a Service (SaaS) has increased significantly, albeit from a small base, and is margin accretive.

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

Results of Operations - Three Months Ended September 30, 2022

Net Sales

The Company’s net sales for the three months ended September 30, 2022 were $148.0 million, an increase of 15.0% compared to $128.7 million during the same period in 2021. Excluding the impact of a stronger US dollar, sales increased 16.6%. Sales into the utility water market were $123.1 million, an increase of 17.1% from the prior year’s $105.1 million. The Company’s net sales grew as a result of increased ultrasonic meter, ORION® Cellular endpoint and BEACON® SaaS revenues, as well as ongoing price realization. Sales of products into the global flow instrumentation end markets were $24.9 million compared to the prior year’s $23.6 million, an increase of 5.3%. Flow instrumentation sales increased as a result of strong order demand partially offset by supply chain constraints which limited production.

Earnings

Total operating earnings for the three months ended September 30, 2022 were $23.9 million, or 16.1% of sales, compared to $19.4 million, or 15.1% of sales, in the comparable prior year quarter. Gross margin dollars increased $6.3 million, with gross margin as a percent of sales of 38.9%, a decrease from 39.8% of sales in the prior year comparable quarter. The year-over-year increase in inflationary cost pressures, coupled with production volatility caused by intermittent component delays, tempered gross margins in the current year. Selling, engineering and administration (“SEA”) expenses were $33.7 million or 22.7% of sales compared to $31.7 million or 24.7% of sales in the comparable prior year quarter. The year-over-year improvement in SEA expense leverage is the result of effective spending controls and higher sales.

The provision for income taxes as a percentage of earnings before income taxes for the quarter ended September 30, 2022 was 25.1% compared to 18.3% for the comparable prior year period. The prior year quarter effective tax rate included a discrete income tax benefit related to stock option exercises and restricted stock vesting transactions. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the three months ended September 30, 2022 were $17.9 million, or $0.61 per diluted share, compared to $15.9 million, or $0.54 per diluted share, for the same period in 2021.

Results of Operations - Nine Months Ended September 30, 2022

Net Sales

The Company’s net sales for the nine months ended September 30, 2022 were $418.2 million, an increase of 13.2%, compared to $369.4 million during the same period in 2021. Excluding the impact of a strong US dollar, sales increased 14.5%. Sales into the utility water market were $347.6 million, an increase of 15.5% from the prior year’s $301.0 million. The Company’s net sales grew as a result of increased ultrasonic meter, ORION® Cellular endpoint and BEACON® SaaS revenues, as well as ongoing price realization. Sales of products into the global flow instrumentation end markets were $70.6 million compared to the prior year’s $68.4 million, an increase of 3.2%. Flow instrumentation sales increased due to strong demand across the majority of end-markets and applications, offset by supply chain constraints.

Earnings

Total operating earnings for the nine months ended September 30, 2022 were $64.8 million, or 15.5% of sales, compared to $55.9 million, or 15.1% of sales, in the comparable prior year period. Gross margin dollars increased $12.4 million, with gross margin as a percent of sales of 39.0%, a decrease from 40.8% of sales in the prior year comparable period. As expected, inflationary pressures were seen across nearly all elements of the cost structure, which was partially offset by successful pricing actions and increased production volumes. SEA expenses were $98.2 million or 23.5% of sales compared to $94.8 million or 25.7% of sales in the comparable prior year period. The year-over-year improvement in SEA expense leverage is the result of effective spending controls and higher sales.

The provision for income taxes as a percentage of earnings before income taxes for the nine months ended September 30, 2022 was 24.5% compared to 21.8% for the comparable prior year period. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the nine months ended September 30, 2022 were $49.0 million, or $1.67 per diluted share, compared to $43.6 million, or $1.49 per diluted share, for the same period in 2021.

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

Primary Working Capital

The Company uses primary working capital (“PWC”) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve-month net sales. The following table shows the components of our PWC:

	September 30, 2022		December 31, 2021
(In thousands)	$	PWC%	$	PWC%
Receivables	$83,491	15.1%	$65,866	13.1%
Inventories	113,608	20.5%	99,611	19.7%
Payables	(65,462)	-11.8%	(41,859)	-8.3%
Primary Working Capital	$131,637	23.8%	$123,618	24.5%

Overall, PWC increased $8.0 million compared to the previous year-end. Receivables at September 30, 2022 increased $17.6 million due to higher sales activity and shipment pacing in the quarter. Inventories increased $14.0 million due to component cost inflation and higher safety stock levels associated with varied component shortages. Payables at September 30, 2022 were $23.6 million higher than year-end due to inflationary increases, the increased inventory balance and the timing of payments relative to quarter end.

Cash Provided by Operations

Cash provided by operations in the first nine months of 2022 was $52.7 million compared to $62.8 million in the same period of 2021. Strong earnings drove solid cash generation in both years. The year-over-year decline in operating cash flow was due primarily to higher working capital to support increased order activity, and the impact of ongoing supply chain challenges to the timing of shipments between years. Additionally, management incentive payouts negatively impacted cash from operations between years.

Property, plant and equipment expenditures for the first nine months of 2022 were $4.7 million compared to $5.8 million in the comparable prior year period.

Cash and cash equivalents increased to $114.8 million from $87.2 million at December 31, 2021, the result of cash provided by operations offset by the quarterly dividend payments.

In July 2021, the Company entered into a new credit agreement, replacing its prior facility. The credit agreement includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company’s financial flexibility including an increase feature, acquisition holiday, and favorable financial covenants. The Company was in compliance with all covenants as of September 30, 2022. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $156.1 million of unused credit lines available at September 30, 2022.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2021 and the first three quarters of 2022 were not material.

See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of risks and uncertainties that could impact the Company’s financial performance and results of operations.

Contractual Obligations

The Company’s contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and have not materially changed since that report was filed unless otherwise indicated in this Quarterly Report on Form 10-Q.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2022. Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President – Chief Financial Officer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1A Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In February 2020, the Board of Directors authorized the repurchase of up to an additional 400,000 shares of the Company’s Common Stock through February 2023. The following table provides information about the Company's purchases during the quarter ended September 30, 2022 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
July 1, 2022 - July 31, 2022	-	$-	-	339,678
August 1, 2022 - August 31, 2022	-	$-	-	339,678
September 1, 2022 - September 30, 2022	-	$-	-	339,678
Total as of September 30, 2022	-		-	339,678

Item 6 Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) the Consolidated Condensed Statements of Shareholders’ Equity and (vi) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: October 25, 2022	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

	By	/s/ Robert A. Wrocklage
Robert A. Wrocklage
Senior Vice President – Chief Financial Officer

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President – Controller