Form 10-K
period 2022-12-31
BADGER METER INC
filed 2023-02-22
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to______

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of June 30, 2022, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $2.35 billion. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $80.89 per share, the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 2022, and (ii) each of the Company's executive officers and directors is deemed to be an affiliate of the Company.

As of February 3, 2023, there were 29,292,952 shares of Common Stock outstanding with a par value of $1 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year, are incorporated by reference from the definitive Proxy Statement into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties. Some risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements include those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2022.

PART I

ITEM 1. BUSINESS

Badger Meter, Inc. (the “Company”) is a leading innovator, manufacturer and marketer of products incorporating flow measurement, quality, control and other system solutions serving markets worldwide. The Company was incorporated in 1905.

Throughout this 2022 Annual Report on Form 10-K, the words “we,” “us” and “our” refer to the Company.

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

Market Overview, Products, Systems and Solutions

With more than a century of water technology innovation, Badger Meter is a global provider of industry leading water solutions encompassing flow measurement, quality and other system parameters. These offerings provide customers with the data and analytics essential to optimize their operations and contribute to the sustainable use and protection of the world’s most precious resource. The Company’s flow measurement products measure water and other fluids and are known for accuracy, long-lasting durability and for providing valuable and timely measurement data through various methods. The Company’s water quality monitoring solutions include optical sensing and electrochemical instruments that provide real-time, on-demand data parameters. The Company’s products fall into two product lines: sales of water meters, radios, software and related technologies, and water quality monitoring solutions to water utilities (utility water) and sales of meters and other sensing instruments, valves, software and other solutions for industrial applications in water, wastewater, and other industries (flow instrumentation). The Company estimates that over 90% of its products are used in water related applications.

Utility water, the largest sales product line, is comprised of either mechanical or static (ultrasonic) water meters along with the related radio and software technologies and services used by water utilities as the basis for generating their water and wastewater revenues, enabling operating efficiencies and engaging with their end consumers. It further comprises other sensor technology used in the water distribution system to ensure the safe and efficient delivery of clean water. These sensors are used to detect leaks in the distribution piping system and to monitor various water quality parameters throughout the distribution system. The largest geographic market for the Company’s utility water products is North America, primarily the United States, because most of the Company's meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The majority of water meters sold by the Company continue to be mechanical in nature; however, static meters are an increasing percentage of the water meters sold by the Company and in the industry, due to a variety of attributes, including their ability to maintain measurement accuracy over their useful life. Providing ultrasonic water meter technology, combined with advanced radio technology, provides the Company with the opportunity to sell into other geographical markets, for example the Middle East, Europe and Southeast Asia.

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

The ORION® branded family of radio endpoints provides water utilities with a range of industry-leading options for meter reading. These include ORION (ME) AMR meter reading, ORION (SE) for traditional fixed network applications, and ORION Cellular for an infrastructure-free AMI solution. ORION ME is the solution best suited for utilities that prefer mobile reading. ORION Cellular eliminates the need for utility-owned fixed network infrastructure, allows for gradual or full deployment, and decreases ongoing maintenance.

Information and analytics are critical to the smart water ecosystem. The Company’s BEACON® software suite improves utility visibility to their water and water usage. BEACON is a secure, cloud-hosted software suite that includes a customizable dashboard and has the ability to establish alerts for specific conditions. It also allows for consumer engagement tools that permit end water users (such as homeowners) to view and manage their water usage activity. Benefits to the utility include improved customer service, increased visibility through faster leak detection, the ability to promote and quantify the effects of its water conservation efforts, and easier compliance reporting.

Water meter replacement and the adoption and deployment of new technology comprise the majority of smart water product sales, including radio products. To a much lesser extent, housing starts also contribute to the new product sales base. The industry continues to undergo a conversion from manually read water meters to meters with radio technology, and for AMR systems to be upgraded to AMI. The Company estimates that approximately 70% of water meters installed in the United States have been converted to some form of radio solution technology.

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

The Company’s net sales and corresponding net earnings depend on unit volume and product mix, with the Company generally earning higher average selling prices and margins on meters coupled with radio technology, and on ultrasonic compared to mechanical meters. The Company also sells registers and endpoints separately to customers who wish to upgrade their existing meters in the field.

Flow instrumentation products are used in flow measurement and control applications across a broad industrial spectrum, occasionally leveraging the same technologies used in utility water. Specialized communication protocols that control the entire flow measurement process and mandatory certifications drive these markets. The Company provides both standard and customized flow instrumentation solutions.

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

A leader in both mechanical and static flow metering technologies for industrial markets, the Company offers one of the broadest flow measurement, control and communication portfolios in the market. This portfolio carries respected brand names including Recordall®, Hedland®, Dynasonics®, Blancett®, ModMag®, and Research Control®. Customers rely on the Company for application-specific solutions that deliver accurate, timely and dependable flow data and control essential for product quality, cost control, safer operations, regulatory compliance and more sustainable operations.

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

A number of the Company's competitors in certain markets have greater financial resources than the Company. The Company, however, believes it currently provides the leading technologies in water meters and water-dedicated radio and software solutions. As a result of significant research and development activities, the Company enjoys favorable patent positions and trade secret protections for several of its technologies, products and processes.

There are many competitors in the flow instrumentation markets due to the various end markets and applications served. They include, among others, Emerson Electric Company, Krohne Messtechnik GmbH, Endress+Hauser AG, Yokogawa Electric Corporation and Cameron International. With a broad portfolio consisting of products utilizing eight of the ten major flow meter technologies, the Company is well positioned to compete in niche, specialized applications within these markets, primarily focused on water/wastewater and HVAC.

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

Research and Development

Expenditures for research and development activities related to the development of new products, the improvement of existing products and manufacturing process improvements were $15.8 million in 2022, $14.7 million in 2021 and $11.6 million in 2020. Research and development activities are primarily sponsored by the Company. The Company also engages from time to time in joint research and development with other companies and organizations.

Intangible Assets

The Company owns or controls several trade secrets and many patents, trademarks and trade names in the United States and other countries that relate to its products and technologies. No single patent, trademark, trade name or trade secret is material to the Company's business as a whole.

Environmental Protection

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance control provisions and regulations during 2022, 2021 and 2020 were not material.

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

There are currently no legislative or administrative regulations pending which we anticipate will have a substantial adverse impact on the Company's revenues, earnings or cash flows. However, if new or amended laws or regulations impose significant operational restrictions and compliance requirements upon the Company or its products, the Company's business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted. Refer to Part I, Item 1A. “Risk Factors” of this 2022 Annual Report on Form 10-K for further information.

Human Capital Resources

Our employees are our greatest strength and are critical to the achievement of our vision and successful execution of our strategies. We are committed to recruiting, developing and retaining top talent, in addition to fostering an inclusive environment where all employees can thrive.

The Company and its subsidiaries employed 1,976 persons at December 31, 2022. Approximately 105 of those employees are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The Company currently operates under a three-year contract with the union, which expires on October 31, 2025. The Company believes it has good relations with the union and its employees.

The below information strives to provide further details on our core values and the key programs and initiatives we utilize to attract, develop and retain a diverse and engaged workforce:

Core Values. Living our core values is at the heart of Badger Meter’s culture. Our global employee engagement survey consistently measures this sentiment and our employees highly rate our company values. Our culture prioritizes trust, responsibility, collaboration, excellence and customer focus. The first of these, trust, calls for us to act honestly, ethically and with integrity. We maintain a formal ethics and compliance program that encourages doing the right thing. As part of this program, all ethical and legal concerns brought forth by employees are fully investigated and resolved. Employee training is used to reinforce our values companywide, with participation in trainings related to ethics at nearly 100%. In addition to trust, our values include a focus on diversity, equity, and inclusion, as well as continuous improvement and environmental responsibility.

Recruitment, Development and Retention. In addition to market competitive compensation and benefits, we focus on open, two-way communication, training and development and early talent pipeline programs, among other activities to attract and retain key talent:

•
We focus on the physical, mental and financial wellbeing of our employees and this is reflected in our employee benefit offerings. We offer employee assistance and work life benefits to all global employees. Our comprehensive benefits include healthcare, disability and life insurance, paid time off, and various leave programs, as well as retirement savings plans and financial advisory services.
•
We offer flexible, remote work and part-time arrangements, as business roles permit.
•
Consistent with the broader labor market, our regrettable turnover increased to 10.0% in 2022, compared to 9.6% in 2021, and 4.3% in 2020. Increased labor competition in the US was the primary driver of the increase.
•
We implemented our second global employee engagement survey in 2022. Over 93% of all global employees voluntarily participated. The 2022 survey showed improvement in many areas, as a result of our targeted engagement action plan and commitment to continuous improvement. We will continue to utilize feedback received from the survey to identify meaningful actions targeted at fostering improvement in employee engagement, including pulse surveys to monitor effectiveness of action plans.

Diversity, Equity and Inclusion. We believe that developing a diverse and inclusive business makes us and society stronger, energizes our growth through customer engagement and helps us attract and retain talent:

•
We maintain a Human Rights policy, Equal Employment Opportunity policy and partner with a variety of recruiting and hiring agencies focused on diverse candidates.

•
Currently, 36% of our executive officer group is diverse (three women, one Southeast Asian).
•
We conduct an external pay equity analysis on an annual basis, taking action to make adjustments where warranted.
•
We have a dedicated DEI team focused on fostering diversity, equity and inclusion across our global workforce.
•
We are a signatory to the Equality Act, supporting LGBTQ rights.
•
We actively participate as part of the Metropolitan Milwaukee Association of Commerce (MMAC) Diversity Pledge, a commitment to increasing diversity representation in the workforce.
•
The following provides the percentage of certain employee demographic details aligned with the Sustainability Accounting Standards Board (SASB) and the Global Reporting Initiative (GRI) reporting frameworks:

	2022	2021
Females in the workforce, globally	40%	39%
Female representation in management, globally	27%	29%
Female representation in manufacturing, globally	51%	48%
Female representation on the Board of Directors	30%	22%
Minorities in the U.S. workforce	30%	26%
Minority representation in U.S. management	12%	11%
Minority representation in U.S. manufacturing	54%	47%

Employee Rights, Health and Safety. The safety and health of our employees is a top priority. In addition to on-the-job safety, we take a holistic view of employee health and well-being, including our multifaceted wellness program, B|Well, which aims to provide information, activities, support and rewards for smart and healthy choices.

•
Safety, as measured by our global Total Case Incident Rate (TCIR), was 0.59 in 2022, compared to 0.75 in 2021, and 0.65 in 2020. Our goal is zero. While we are proud of our performance in 2022, most notably in relation to industry averages, we recognize there is more work to be done.
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

Information about the Company’s Executive Officers

The following table sets forth certain information regarding the Executive Officers of the Registrant.

Name	Position	Age at 2/28/2023
Kenneth C. Bockhorst	Chairman, President and Chief Executive Officer	50
Robert A. Wrocklage	Senior Vice President — Chief Financial Officer	44
Karen M. Bauer	Vice President — Investor Relations, Corporate Strategy and Treasurer	55
Fred J. Begale	Vice President — Engineering	58
William R. A. Bergum	Vice President — General Counsel and Secretary	58
Sheryl L. Hopkins	Vice President — Human Resources	55
Richard Htwe	Vice President — Global Operations	56
Lars Bo Kristensen	Vice President — Global Flow Instrumentation and International Utility	57
Kimberly K. Stoll	Vice President — Sales and Marketing	56
Matthew L. Stuyvenberg	Vice President — Software and Water Quality	40
Daniel R. Weltzien	Vice President — Controller	44

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

Mr. Htwe was elected Vice President - Global Operations in January 2023. Prior to joining the Company, Mr. Htwe served as Vice President of Global Operations for Emerson Commercial and Residential Solutions for its InSinkErator business unit from January 2022 to December 2022 and Vice President of Operations for Wahl Clipper Corporation from March 2013 to December 2021. Previously, he held roles of increasing responsibility at Oshkosh Corporation.

Mr. Kristensen was elected Vice President - Flow Instrumentation and International Utility in December 2022. Prior to joining the Company, Mr. Kristensen served as Group CEO for Agramkow Fluid Systems from October 2020 to November 2022. Additionally, Mr. Kristensen spent 20 years with Kamstrup, holding various international management roles, including General Manager for Kamstrup Water Metering, LLC and Senior Vice President of North America.

Ms. Stoll has served as Vice President - Sales and Marketing for more than five years.

Mr. Stuyvenberg was elected Vice President – Water Quality in January 2022 and Vice President - Software and Water Quality in January 2023. Mr. Stuyvenberg joined Badger Meter in April 2007 as Mechanical Engineer of Applied Research and has since held roles of increasing responsibility, including Manager of Mechanical Engineering and Director of Utility Engineering.

Mr. Weltzien was elected Vice President – Controller in March 2019. Prior to joining the Company, Mr. Weltzien spent eight years with Actuant Corporation (now Enerpac Tool Group), holding various corporate and business unit financial leadership roles, most recently as Senior Director of Finance for its Hydratight business unit.

Foreign Operations and Export Sales

The Company sells its products and software through employees, resellers and representatives throughout the world. Additionally, the Company has sales, distribution and manufacturing facilities in Neuffen, Germany and Vienna, Austria; sales and customer service offices in Mexico, United Kingdom, Singapore, China, United Arab Emirates and other similar locations throughout the world; manufacturing facilities in Nogales, Mexico, Brno, Czech Republic and Bern, Switzerland; and a development facility in Luleå, Sweden. The Company exports products from the United States that are manufactured in Milwaukee, Wisconsin, Racine, Wisconsin, Tulsa, Oklahoma and Collegeville, Pennsylvania.

Information about the Company's foreign operations and export sales is included in Note 9 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2022 Annual Report on Form 10-K.

Financial Information about Industry Segments

The Company operates in one industry segment as an innovator, manufacturer and marketer of products incorporating flow measurement, control and communication solutions. Information about the Company's sales, operating earnings and assets is included in the Consolidated Financial Statements and in Note 9 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2022 Annual Report on Form 10-K.

Risk Management

The Company’s Enterprise Risk Management (ERM) process aims to identify, manage and monitor significant and material risks. The ERM process assesses, manages, and monitors risks consistent with the integrated risk framework in the Enterprise Risk Management-Integrated Framework (2017) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We believe that risk-taking is an inherent aspect of the execution of our strategy. Our goal is to manage risks pragmatically as opposed to avoiding risks altogether. We can mitigate risks and their impact on our Company only to a limited extent.

A group of executives prioritizes identified risks and assigns an executive to address each major identified risk area and lead action plans to manage each risk. Our Board of Directors provides oversight of the ERM process and reviews the significant identified risks. The Audit and Compliance Committee of the Board of Directors also reviews significant financial risk exposures and the steps management has taken to monitor, manage and mitigate them wherever possible. Our other Board committees also play a role in risk management, as detailed in their respective charters.

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

ITEM 1A. RISK FACTORS

Shareholders, potential investors and other readers are urged to consider the significant business risks described below in addition to the other information set forth or incorporated by reference in this 2022 Annual Report on Form 10-K, including the “Special Note Regarding Forward Looking Statements” at the front of this 2022 Annual Report on Form 10-K. If any of the events contemplated by the following risks actually occur, our financial condition or results of operations could be materially adversely affected. The following list of risk factors may not be exhaustive. We operate in a continually changing business, economic and geopolitical environment, and new risk factors may emerge from time to time. We can neither predict these new risk factors with certainty nor assess the precise impact, if any, on our business, or the extent to which any factor, or combination of factors, may adversely impact our results of operations. While there is much uncertainty, we do analyze the risks we face, perform a probability assessment of their impacts and attempt to soften their potential impact when and if possible.

PRODUCTS, TECHNOLOGY AND SERVICES

The inability to develop technologically advanced products and solutions could harm our future success.

We believe our future success depends, in part, on our ability to develop technologically advanced products that meet or exceed appropriate industry standards. Although we believe that we currently have a competitive advantage in this area, maintaining such advantage will require continued investment in research and development, sales, marketing and manufacturing capabilities. There can be no assurance that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to maintain such competitive advantage. If we are unable to maintain our competitive advantage, our future financial performance may be adversely affected. We are not currently aware of any emerging standards, technologies or new products that could render our existing products obsolete in the near term. Our radios operate on networks which are changing as part of the natural evolution of technology. The pace of that change is largely outside of the Company’s control and the sun-setting of a network may have an adverse impact on the Company. The municipal water industry is continuing to see the adoption of static water meters. Static water metering has lower barriers to entry than mechanical metering that could affect the competitive landscape in North America. We believe we have a competitive product and market position. If the adoption rate for static meters were to accelerate, we believe competitors lack brand recognition and product breadth and do not have extensive water utility channel distribution to effectively reach the more than 50,000 water utilities in the United States.

Failure to manufacture quality products could have a material adverse effect on our business.

If we fail to maintain and enforce quality control and testing procedures, our products will not meet required performance standards. Our products have an extended expected life and we therefore offer extended duration warranty coverages. Product quality and performance are a priority for us since our products are used in various applications where precise control of fluids is essential. Although we believe our products are perceived as high quality, any future production and/or sale of substandard products could seriously harm our reputation, resulting in both a loss of current customers to competitors and damage to our ability to attract new customers. In addition, if any of our products prove to be defective, we may be required to participate in a recall involving such products or incur warranty related expenses. A successful claim brought against us with respect to a defective product in excess of available insurance coverage, if any, or a requirement to participate in a major product recall, could have a material adverse effect on our business, results of operations or financial condition.

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

Our role as a prime contractor brings certain risks that could have a material adverse effect to our business.

We periodically assume the role of prime contractor for providing complete technology systems, installation and other services and project management to customers and governmental entities, which brings with it added risks, including but not limited to, our responsibility for managing subcontractor performance and project timelines and the potential for expanded warranty and performance obligations. While we routinely manage these types of arrangements, it is possible to encounter a situation where we may not be able to perform to the expectations of the customer or governmental entity, and thus incur additional costs that could affect our profitability or harm our reputation.

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

BUSINESS CONDITIONS

The inability to obtain adequate supplies of raw materials and component parts at reasonable prices could decrease our profit margins and negatively impact timely delivery to customers and could have a material adverse effect on our business, results of operations and financial condition.

We are affected by the availability and prices for raw materials and component parts, including purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel and cast iron), plastic resins, microprocessors and other electronic subassemblies, and components that are used in the manufacturing process. Further supply chain disruptions and challenges may be caused by a number of factors affecting our suppliers, including, but not limited to, capacity constraints, port congestion, labor disputes or unrest, labor shortages and costs, economic downturns, availability of credit, a high interest rate environment, impaired financial condition, sanctions/tariffs, energy inflation/availability and geopolitical risks (such as the current conflict between Russia and Ukraine). The effects of climate change, including extreme weather events, may exacerbate these risks.

The inability to obtain adequate supplies of raw materials and component parts for our products at reasonable prices could have a material adverse effect on our business, financial condition or results of operations by decreasing profit margins and by negatively impacting timely deliveries to customers. In the past, we have been able to offset price increases in raw materials and component parts by increased sales prices, active materials management, product engineering programs and the diversity of materials used in the production processes. However, we cannot be certain that we will be able to accomplish this in the future. Since we do not control the actual production of these raw materials and component parts, there may be continued delays in the production or transportation of these materials for reasons that are beyond our control. World commodity markets and the ongoing inflationary environment are affecting, and may continue to affect, raw material and component part prices. In addition, we rely on single suppliers for microprocessors, castings and components in several of our product lines and the loss of such suppliers could temporarily disrupt operations in the short term.

Global public health pandemics could have a material adverse effect on our business, results of operations and financial condition.

Global health pandemics and related containment measures taken by federal and state governments could result in business slowdowns or shutdowns, weakened economic conditions, economic uncertainty, and volatility in the financial markets and could interfere with the ability of our employees, suppliers, and customers to perform our and their respective responsibilities and obligations relative to the conduct of our business and operations.

The extent to which future pandemics impact our business operations in future periods will depend on multiple factors that cannot be accurately predicated at this time, such as the duration and scope of any pandemic, the extent and effectiveness of containment actions, the disruption caused by such actions, and the impact of these and other factors on our employees, suppliers and customers. If we are not able to respond to and manage the impact of such events effectively, we could experience a material adverse effect on our business, results of operations and overall financial performance.

Economic conditions could cause a material adverse impact on our sales and operating results.

As a supplier of products and software, the majority of which are to water utilities, we may be adversely affected by global economic conditions, rising interest rates, delays in governmental programs created to stimulate the economy, and the impact of government budget cuts or partial shutdowns of governmental operations that affect our customers, including independent distributors, large city utilities, public and private water companies and numerous smaller water utilities. These customers may delay capital projects, including non-critical maintenance and upgrades, or may not have the ability to authorize and finance purchases during economic downturns, instability in world markets, and a higher interest rate environment. We also sell products for other applications to reduce our dependency on the municipal water market. A significant downturn in this market could cause a material adverse impact on sales and operating results. Therefore, a downturn in general economic conditions, as well as in the municipal water market, rising interest rates, delays in the timing or amounts of possible annual federal funding, government budget cuts or partial shutdowns of governmental operations, or the availability of funds to municipalities could result in a reduction in demand for our products and services and could have a material adverse effect on our business, results of operations and overall financial performance.

Geopolitical crisis, including terrorism or pandemics, could adversely affect our business.

Our operations are susceptible to global events, including acts or threats of war or terrorism, international conflicts, political instability, and a widespread outbreak of an illness or other health issue. The occurrence of any of these events could have an adverse effect on our business results and financial condition.

Risks related to foreign markets could decrease our profitability.

Since we sell products worldwide as well as manufacture products in several countries, we are subject to risks associated with doing business internationally. These risks include such things as changes in foreign currency exchange rates, including the effect of a strong U.S. dollar, changes in political or economic conditions of specific countries or regions, potentially negative consequences from changes in tax laws or regulatory requirements, differing labor regulations, and the difficulty of managing widespread operations.

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

We may also be subject to legal liability and reputational damage if we violate U.S. trade sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC), the European Union, the United Nations and trade sanction laws, such as the Iran Threat Reduction and Syria Human Rights Act of 2012 or Russian and Belarus Financial Sanctions Act of 2022. Our policies mandate strict compliance with such laws and we devote resources to ensure compliance.

Changes in environmental or regulatory requirements, including climate change legislation, could entail additional expenses that could decrease our profitability.

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

Concern over climate change has resulted in, and could continue to result in, new legal or regulatory requirements designed to reduce or mitigate the effects of greenhouse gas (GHG) emissions. We may become subject to additional legislation, regulations or accords regarding climate change, and compliance with any new rules could be difficult and costly, as a result of increased energy, environmental and other costs and capital expenditures. Our failure to successfully comply with any such legislation, regulation, or accord could have a material adverse effect on our business, results of operations and overall financial performance.

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

Climate change, extreme weather and other natural phenomena could adversely affect our business.

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

Failure to meet environmental, social and governance (ESG) expectations or standards, or to achieve our ESG goals, could adversely affect our business, results of operations and overall financial performance.

In recent years, there has been an increased focus from stakeholders on ESG matters, including GHG emissions and climate-related risks, renewable energy, water stewardship, waste management, diversity, equity and inclusion, responsible sourcing and supply chain, human rights and social responsibility. Given our commitment to certain ESG principles, we actively manage these issues and have established certain goals, commitments and targets. These goals, commitments and targets reflect our current plans and are not guarantees that we will be able to achieve them. Evolving stakeholder expectations and our efforts to manage these issues, report on them and accomplish our goals present numerous operational, regulatory, reputational, financial, legal and other risks, any of which could have a material adverse impact on our financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company has sales, development, distribution and manufacturing facilities and customer service offices as noted in Part I, Item 1 of this 2022 Annual Report on Form 10-K under the heading “Foreign Operations and Export Sales.” The principal facilities utilized by the Company at December 31, 2022 are listed below. The Company owns all such facilities except as noted. The Company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

Location	Principal Use	Approximate area (square feet)
Milwaukee, Wisconsin, USA	Manufacturing and offices	324,200
Racine, Wisconsin, USA	Manufacturing and offices	134,300	(1)
Nogales, Mexico	Manufacturing	181,300

(1)
Leased facility. Lease term expires December 31, 2025.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company is named in legal proceedings from time to time. There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations. Information about the Company's compliance with environmental regulations is included in Part I, Item 1 of this 2022 Annual Report on Form 10-K under the heading “Environmental Protection.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the New York Stock Exchange (NYSE Trading Symbol: BMI). At February 3, 2023, there were approximately 556 holders of the Company’s Common Stock. Other information required by this Item is set forth in Note 2 “Common Stock” and Note 10 “Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

The following graph compares on a cumulative basis the yearly percentage change since January 1, 2018 in (a) the total shareholder return on the Company’s Common Stock with (b) the total return on the Russell 2000® Index, and (c) the total return of the peer group made up of 18 companies, including the Company, in similar industries, employment markets and with similar market capitalization. The Russell 2000® Index is a trademark of the Frank Russell Company, and is used herein for comparative purposes in accordance with Securities and Exchange Commission regulations.

The graph assumes $100 invested on December 31, 2017. It further assumes the reinvestment of dividends. The returns of each component company in the peer groups have been weighted based on such company's relative market capitalization.

December 31		2017	2018	2019	2020	2021	2022
Badger Meter, Inc.	Return %		4.10%	33.45%	46.39%	14.12%	3.21%
	Cumulative $	$ 100.00	$ 104.10	$ 138.92	$ 203.36	$ 232.09	$ 239.54
Russell 2000 Index	Return %		-11.01%	25.52%	19.96%	14.82%	-20.44%
	Cumulative $	$ 100.00	$ 88.99	$ 111.70	$ 134.00	$ 153.85	$ 122.41
Peer Group	Return %		-18.68%	42.56%	14.50%	25.53%	-18.76%
	Cumulative $	$ 100.00	$ 81.32	$ 115.93	$ 132.74	$ 166.63	$ 135.37

The peer group consists of Evoqua Water Technologies Corp. (AQUA), Badger Meter, Inc. (BMI), Brady Corporation (BRC), CIRCOR International, Inc. (CIR), CTS Corporation (CTS), Enerpac Tool Group Corp. (EPAC), ESCO Technologies Inc. (ESE), The Gorman-Rupp Company (GRC), Helios Technologies, Inc. (HLIO), Itron, Inc. (ITRI), Kadant Inc. (KAI), Lindsay Corporation (LNN), Mueller Water Products, Inc. (MWA), Douglas Dynamics, Inc. (PLOW), Strattec Security Corporation (STRT), Standex International Corporation (SXI), Watts Water Technologies, Inc. (WTS) and Zurn Water Solutions Corporation (ZWS).

In February 2020, the Board of Directors authorized the repurchase of up to 400,000 shares of the Company’s Common Stock through February 2023. The following table provides information about the Company's purchases under this repurchase program during the quarter ended December 31, 2022 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
October 1, 2022 - October 31, 2022	-	$-	-	339,678
November 1, 2022 - November 30, 2022	-	$-	-	339,678
December 1, 2022 - December 31, 2022	-	$-	-	339,678
Total as of December 31, 2022	-		-	339,678

On February 10, 2023, the Board of Directors approved a new share repurchase authorization of up to 200,000 shares of the Company's Common Stock through February 10, 2026.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Long Term Business Trends

Across the globe, increasing regulations and a focus on climate-change and sustainability are driving companies and utilities to better manage critical resources like water. Some customers measure fluids to identify leaks and/or misappropriation for cost control or add measurement points to help automate manufacturing. Other customers employ measurement to comply with government mandates and laws including those associated with process and discharge water quality monitoring. The Company provides flow measurement technology to primarily measure water, but also other fluids, gases and steam. This technology is critical to provide baseline usage data and to quantify reductions as customers attempt to reduce consumption. For example, once water usage metrics are better understood, a strategy for water-use reduction can be developed with specific water-reduction initiatives targeted to those areas where it is most viable. With the Company’s technology, customers have found costly leaks, pinpointed equipment in need of repair, and identified areas for process improvements.

Increasingly, customers in the utility water market are interested in more frequent and diverse data collection and the use of water metering and quality analytics to evaluate water distribution activity. Specifically, AMI technology enables water utilities to capture readings from each meter at more frequent and variable intervals. There are more than 50,000 water utilities in the United States and the Company estimates that approximately 70% of their respective connections have converted to a radio solution, of which the Company estimates approximately half still utilize AMR technology. The Company believes it is well positioned to meet the continuing conversion trends to AMI with its comprehensive radio and software solutions.

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

For over 118 years, the Company has offered innovative flow metering and control solutions for smart water management, smart buildings and smart industrial processes. The acquisitions of s::can and ATi, leading providers of water quality monitoring solutions, have added real-time water quality parameters to the Company’s capabilities and has enhanced the scope of actionable data for its customers to help measure, conserve and protect water. The combined solutions from Badger Meter offer technology that measures both the quantity and quality of water.

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

The Company also seeks opportunities for additional revenue enhancement. For instance, the Company has made inroads into the Middle East market with its ultrasonic meter technology and is pursuing other geographic expansion opportunities. Additionally, the Company is periodically asked to oversee and perform field installation of its products for certain customers. In these cases, the Company assumes the role of general contractor and typically hires installation subcontractors and supervises their work.

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

RESULTS OF OPERATIONS

Net Sales

Net sales in 2022 increased $60.4 million, or 11.9%, to $565.6 million from $505.2 million in 2021. Excluding the unfavorable impact of the strong US dollar between years, sales increased 13.2%. Sales into the utility water market were $471.8 million, an increase of 13.6% over the prior year’s $415.3 million. The utility water sales growth reflected strong market demand and the continued adoption of cellular AMI solutions, specifically ORION Cellular endpoints and BEACON SaaS revenues, as well as increased meter volumes including E-Series Ultrasonic meters. Sales of products into the global flow instrumentation end markets were $93.8 million, 4.3% higher than the prior year’s $89.9 million due to strong order demand and modestly improving supply chain dynamics year-over-year. Excluding the unfavorable impact of the strong US dollar between years, flow instrumentation sales increased 7.1%.

Net sales in 2021 increased $79.7 million, or 18.7%, to $505.2 million from $425.5 million in 2020. Sales into the utility water market were $415.3 million, an increase of 20.6% over the prior year’s $344.3 million. The acquisitions of s::can and ATi increased sales $40.7 million compared to 2020. The remaining increase of $39.0 million was attributable to higher sales of the Company’s water meter, radio and software products including ORION Cellular endpoints as well as increased BEACON SaaS revenue associated with data collection and software analytics. These favorable trends more than offset the supply chain shortages of certain components which limited sales of certain products throughout 2021 and contributed to the record backlog level throughout 2021. Sales of products into the global flow instrumentation end markets were $89.9 million, 10.7% greater than the prior year’s $81.2 million due to the stabilization of industrial demand globally and across the array of end markets served.

Operating Earnings

Operating earnings in 2022 were $87.3 million, or 15.4% of sales, compared to $78.7 million, or 15.6% of sales, in 2021. Gross margin dollars increased $14.5 million due to higher net sales, with gross margin as a percent of sales decreasing from 40.7% in 2021 to 38.9% in 2022. The year-over-year increase in inflationary cost pressures, coupled with production volatility caused by intermittent component delays, tempered gross margin percent in the current year. Selling, engineering and administration (“SEA”) expenses were $132.7 million or 23.5% of sales compared to $126.8 million or 25.1% of sales in the prior year. The increase in SEA expenses year-over-year was due to higher personnel and incentive compensation costs, R&D investments, and travel.

Operating earnings in 2021 were $78.7 million, or 15.6% of sales, compared to $65.2 million, or 15.3% of sales, in 2020. Gross margin increased $37.2 million, and as a percent of sales increased from 39.5% in 2020 to 40.7% in 2021. The gross margin improvement was due to higher volumes, improved sales mix as noted above, acquisition mix and strategic pricing actions that offset inflationary cost pressures from material input costs. SEA expenses were $126.8 million or 25.1% of sales compared to $103.1 million or 24.2% of sales in the prior year. The acquired businesses added $16.9 million of SEA expenses. The remaining $6.8 million increase was primarily due to higher personnel costs including increased headcount and higher incentive compensation and benefits.

Interest (Income) Expense, Net

Net interest income was $0.6 million in 2022 and less than $0.1 million in 2021. Net interest expense was less than $0.1 million in 2020. The increase in interest income in 2022 was due to increased cash balances and an improved interest rate environment. Changes in net interest (income) expense in 2021 and 2020 were immaterial.

Income Taxes

There were no significant variations in the provision for income taxes as a percentage of earnings before income taxes which was 24.2%, 22.6% and 24.1% for 2022, 2021 and 2020, respectively.

Earnings and Diluted Earnings per Share

For 2022, the increase in operating earnings resulted in net earnings of $66.5 million compared to $60.9 million in 2021. On a diluted basis, earnings per share were $2.26 in 2022 compared to $2.08 in 2021.

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

Primary Working Capital

We use primary working capital ("PWC") as a percentage of sales as a key metric for working capital efficiency. We define this metric as the sum of receivables and inventories less payables, divided by annual net sales. The following table shows the components of our PWC (in thousands):

	December 31, 2022		December 31, 2021
	$	PWC%	$	PWC%
	(In thousands)
Receivables	$76,651	13.5%	$65,866	13.1%
Inventories	119,856	21.2%	99,611	19.7%
Payables	(71,440)	-12.6%	(41,859)	-8.3%
Primary Working Capital	$125,067	22.1%	$123,618	24.5%

Overall, PWC increased $1.4 million compared to the previous year-end. Receivables at December 31, 2022 were $76.7 million compared to $65.9 million at the end of 2021, an increase of $10.8 million due to increased sales. The Company believes its receivables balance is fully collectible. Inventories at December 31, 2022 were $119.9 million compared to $99.6 million at the end of 2021. Inventory increased $20.2 million, due to component cost inflation and higher safety stock levels associated with varied component shortages. Payables at December 31, 2022 were $71.4 million compared to $41.9 million at the end of 2021. The increase was due to timing of payments and increased inventory levels between years.

Cash Provided by Operations

Cash provided by operations in 2022 was $82.5 million compared to $87.5 million in 2021. The decrease from 2021 was driven primarily by increased operating earnings offset by increased working capital requirements as described above. Operating cash flow was more than adequate to fund capital expenditures of $5.9 million and dividends of $24.9 million.

Cash provided by operations in 2021 was $87.5 million compared to $89.6 million in 2020. The decrease from 2020 was driven primarily by increased operating earnings offset by increased working capital requirements. Operating cash flow was more than adequate to fund acquisitions ($45.3 million, net of cash acquired), capital expenditures of $6.7 million and dividends of $22.2 million.

Capital expenditures were $5.9 million, $6.7 million and $9.1 million in fiscal 2022, 2021 and 2020, respectively. Capital expenditures for fiscal 2023 are expected to be in the $10.0-12.0 million range, but could vary depending on timing of projects, growth opportunities and the amount of assets purchased.

The Company had no short-term borrowings as of the end of 2022 or 2021. At the end of 2022, the Company was in a net cash position of $138.1 million.

The Company’s financial condition remains strong. On July 8, 2021, the Company entered into a new credit agreement. The credit agreement includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company’s financial flexibility including an increase feature, acquisition holiday and favorable financial covenants. The Company was in compliance with all covenants as of December 31, 2022. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $156.6 million of unused credit lines available at December 31, 2022.

CONTRACTUAL OBLIGATIONS

The Company's significant contractual obligations as of December 31, 2022 are discussed in Note 12 “Leases” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2022 Annual Report on Form 10-K. There are no material undisclosed guarantees. As of December 31, 2022 the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its postretirement plans which are discussed in detail in Note 7 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2022 Annual Report on Form 10-K. Postretirement medical claims are paid by the Company as they are submitted, and they are anticipated to be $0.4 million in 2023 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

We believe the following accounting estimates are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management. Accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Refer to Note 1 in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2022 Annual Report on Form 10-K for information regarding our significant accounting policies.

Warranty and After-Sale Costs

Our products carry warranties that generally range from one to twenty years and are based on terms that are generally accepted in the market. We provide for the estimated cost of product warranty at the time of sale. The product warranty provision is estimated based upon warranty loss experience using actual historical failure rates and estimated costs of product replacement. The variables used in the calculation of the provision are reviewed at least annually. At times, warranty issues may arise which are beyond the scope of our historical experience. We provide for any such warranty issues as they become known and estimable. The introduction of additional technology, such as our ORION cellular radios, electronic meters and registration, have generally caused our annual warranty claims rates to increase over time. While our warranty costs have historically been within calculated estimates, it is possible that future warranty costs could differ significantly from those estimates. At December 31, 2022 and 2021, our reserve for product warranties was $9.6 million and $12.9 million, respectively.

Income Taxes

The Company operates in numerous taxing jurisdictions and is subject to regular examinations by U.S. federal, state and non-U.S. taxing authorities. Our income tax provision for income taxes is based on the interpretation of applicable taxing laws in the jurisdictions in which we conduct business. Due to the ambiguity of tax laws within each jurisdiction, the judgment involved in evaluating and estimating certain tax positions, and how these estimates impact other taxing considerations, it is possible that our income tax positions could differ from actual payments made or benefits received. The Company annually reviews all uncertain tax positions, which represent tax positions taken that are subject to varied interpretations of applicable tax law. Interest is accrued on all unrecognized tax benefits and recorded as interest expense and penalties are recorded as operating expenses in the Consolidated Statements of Operations. Accrued interest was approximately $0.1 million at both December 31, 2022 and 2021 and there were no penalties accrued in either year.

The Company recognizes deferred tax assets and liabilities for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company establishes valuation allowances against certain deferred tax assets that are not likely to be realized. The Company recorded valuation allowances of $2.7 million and $2.2 million as of December 31, 2022 and 2021, respectively. The valuation allowance relates primarily to foreign net operating loss carryforwards.

Goodwill and Intangible Assets

Goodwill and intangible assets arise through business acquisitions. The allocation of purchase price includes the use of estimates in determining future cash flows, the allocation of future cash flows to identifiable intangibles, and their estimated useful lives. If actual results differ from those estimates, it could result in future impairment. The Company assesses goodwill and intangible assets for impairment on an annual basis, or more frequently if an event indicates potential impairment. Potential impairment is first assessed using a qualitative assessment to determine if the fair value is more likely than not less than its carrying value. If it is estimated through the qualitative analysis that fair value is less than carrying value, a quantitative assessment is completed. This assessment uses estimates, including the estimate of future useful life, the amount and timing of future cash flows, and the fair value of future operations. Any impairment charges are recorded in the period the impairment is determined. Multiple factors can have an impact on future cash flows of a reporting unit, as such, it is possible that our estimates in evaluating impairment could differ from future results.

We completed our impairment analysis for goodwill and intangible assets in the fourth quarter for the year ended December 31, 2022. No impairment was noted and no adjustments were recorded to goodwill or intangible assets as a result of this analysis.

OTHER MATTERS

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2022, 2021 and 2020 were not material.

See the “Special Note Regarding Forward Looking Statements” at the front of this Annual Report on Form 10-K and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of risks and uncertainties that could impact the Company's financial performance and results of operations.

MARKET RISKS

In the ordinary course of business, the Company is exposed to various market risks. The Company operates in an environment where competition varies from moderate to strong. The Company believes it currently provides the leading technology in water meters and radio systems for water utilities. A number of the Company's competitors in certain markets have greater financial resources. As the global water metering market continues to adopt static metering technology, the number of competitors in the North American market may increase. We believe new static metering market entrants lack brand recognition and product breadth and do not have the appropriate utility sales channels to meaningfully compete in the North American market. In addition, the market's level of acceptance of the Company's newer product offerings, including real-time water quality monitoring and BEACON SaaS, may have a significant effect on the Company's results of operations. As a result of significant research and development activities, the Company enjoys favorable patent positions for several of its products.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is set forth in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in this 2022 Annual Report on Form 10-K.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, the Company's management believes that, as of December 31, 2022, the Company's internal control over financial reporting was effective based on those criteria.

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

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Badger Meter, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Badger Meter, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Badger Meter, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 22, 2023, expressed an unqualified opinion thereon.

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

February 22, 2023

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Badger Meter, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Badger Meter, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Warranty and After-Sale Costs Reserve
Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company estimates and records provisions for warranties and other after-sale costs. Warranty provisions are recorded in the period of sale, using historical claims data revised for recent trending and expectations to estimate future warranty costs. After-sale costs represent costs expected to be incurred related to specifically identified product issues as well as activities outside the written warranty policy and are estimated by the Company based on the individual facts and circumstances. The Company’s accrued liability was $9.6 million as of December 31, 2022, representing its best estimate of the expected warranty and after-sale costs.

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

Milwaukee, Wisconsin

February 22, 2023

BADGER METER, INC.

Consolidated Balance Sheets

	December 31,
	2022	2021
	(In thousands)
Assets
Current assets:
Cash	$138,052	$87,174
Receivables	76,651	65,866
Inventories:
Finished goods	31,350	25,991
Work in process	23,577	24,747
Raw materials	64,929	48,873
Total inventories	119,856	99,611
Prepaid expenses and other current assets	13,273	8,709
Total current assets	347,832	261,360
Property, plant and equipment, at cost
Land and improvements	8,947	9,183
Building and improvements	70,845	71,103
Machinery and equipment	141,153	136,510
	220,945	216,796
Less accumulated depreciation	(147,403)	(138,746)
Net property, plant and equipment	73,542	78,050
Intangible assets, at cost less accumulated amortization	53,607	64,176
Other assets	14,048	15,390
Deferred income taxes	12,757	7,529
Goodwill	101,261	104,313
Total assets	$603,047	$530,818
Liabilities and Shareholders’ equity
Current liabilities:
Payables	$71,440	$41,859
Accrued compensation and employee benefits	20,513	20,644
Warranty and after-sale costs	9,606	12,868
Other current liabilities	8,753	6,775
Total current liabilities	110,312	82,146
Other long-term liabilities	37,808	29,804
Deferred income taxes	4,648	5,385
Accrued non-pension postretirement benefits	3,917	5,214
Other accrued employee benefits	3,940	5,199
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $1 par, authorized 40,000,000 shares, issued
37,221,098 shares in 2022 and 2021	37,221	37,221
Capital in excess of par value	53,282	49,224
Reinvested earnings	395,155	353,535
Accumulated other comprehensive (loss) income	(5,983)	136
Less: Treasury stock, at cost, 7,928,071 shares in 2022 and
7,971,367 shares in 2021	(37,253)	(37,046)
Total shareholders’ equity	442,422	403,070
Total liabilities and shareholders’ equity	$603,047	$530,818

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2022	2021	2020
	(In thousands except per share amounts)
Net sales	$565,568	$505,198	$425,544
Cost of sales	345,598	299,714	257,295
Gross margin	219,970	205,484	168,249
Selling, engineering and administration	132,675	126,761	103,093
Operating earnings	87,295	78,723	65,156
Interest (income) expense, net	(552)	(20)	30
Other pension and postretirement costs	130	120	145
Earnings before income taxes	87,717	78,623	64,981
Provision for income taxes	21,221	17,739	15,638
Net earnings	$66,496	$60,884	$49,343
Earnings per share:
Basic	$2.28	$2.09	$1.70
Diluted	$2.26	$2.08	$1.69
Shares used in computation of earnings per share:
Basic	29,218	29,144	29,052
Impact of dilutive securities	158	194	178
Diluted	29,376	29,338	29,230

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2022	2021	2020
	(In thousands)
Net earnings	$66,496	$60,884	$49,343
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,719)	(1,516)	1,096
Pension and postretirement benefits, net of tax	600	339	(208)
Comprehensive income	$60,377	$59,707	$50,231

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2022	2021	2020
	(In thousands)
Operating activities:
Net earnings	$66,496	$60,884	$49,343
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	11,090	11,291	12,253
Amortization	15,151	16,571	12,963
Deferred income taxes	(5,619)	(3,055)	(3,082)
Noncurrent employee benefits	(648)	(234)	206
Stock-based compensation expense	3,148	2,330	1,415
Changes in:
Receivables	(11,328)	(1,240)	3,036
Inventories	(21,021)	(13,633)	5,129
Payables	28,007	7,005	(391)
Prepaid expenses and other assets	(10,557)	(8,281)	(3,522)
Other liabilities	7,732	15,872	12,228
Total adjustments	15,955	26,626	40,235
Net cash provided by operations	82,451	87,510	89,578
Investing activities:
Property, plant and equipment expenditures	(5,891)	(6,746)	(9,059)
Proceeds from company owned life insurance plans	-	596	-
Acquisitions, net of cash acquired	-	(45,273)	(29,134)
Net cash used for investing activities	(5,891)	(51,423)	(38,193)
Financing activities:
Net decrease in short-term debt	-	-	(4,600)
Payment of contingent acquisition consideration	-	-	(1,001)
Dividends paid	(24,881)	(22,155)	(20,340)
Proceeds from exercise of stock options	703	2,036	1,058
Repurchase of common stock for treasury stock	(427)	(460)	(3,116)
Issuance of treasury stock	-	72	180
Net cash used for financing activities	(24,605)	(20,507)	(27,819)
Effect of foreign exchange rates on cash	(1,077)	(679)	(164)
Increase in cash and cash equivalents	50,878	14,901	23,402
Cash and cash equivalents – beginning of period	87,174	72,273	48,871
Cash and cash equivalents – end of period	$138,052	$87,174	$72,273
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$24,038	$19,981	$17,995
Interest	$-	$118	$91
Property, plant and equipment acquired through operating lease	$2,283	$-	$-
Property, plant and equipment accrued and unpaid	$1,517	$-	$-

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Shareholders’ Equity

	Years ended December 31,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Employee benefit stock	Treasury stock (at cost)	Total
	(In thousands except share and per share amounts)
Balance, December 31, 2019	$37,200	$41,956	$285,879	$425	$(154)	$(34,238)	$331,068
Net earnings	-	-	49,343	-	-	-	49,343
Pension and postretirement benefits (net of $69 tax effect)	-	-	-	(208)	-	-	(208)
Foreign currency translation	-	-	-	1,096	-	-	1,096
Cash dividends of $0.70 per share	-	-	(20,372)	-	-	-	(20,372)
Stock options exercised	21	877	-	-	-	160	1,058
ESSOP transactions	-	280	-	-	154	-	434
Stock-based compensation	-	1,415	-	-	-	-	1,415
Purchase of common stock for treasury stock	-	-	-	-		(3,116)	(3,116)
Issuance of treasury stock (22 shares)	-	436	-	-	-	105	541
Balance, December 31, 2020	$37,221	$44,964	$314,850	$1,313	$-	$(37,089)	$361,259
Net earnings	-	-	60,884	-	-	-	60,884
Pension and postretirement benefits (net of ($112) tax effect)	-	-	-	339	-	-	339
Foreign currency translation	-	-	-	(1,516)	-	-	(1,516)
Cash dividends of $0.76 per share	-	-	(22,199)	-	-	-	(22,199)
Stock options exercised	-	1,622	-	-	-	414	2,036
Stock-based compensation	-	2,330	-	-	-	-	2,330
Purchase of common stock for treasury stock	-	-	-	-		(460)	(460)
Issuance of treasury stock (19 shares)	-	308	-	-	-	89	397
Balance, December 31, 2021	$37,221	$49,224	$353,535	$136	$-	$(37,046)	$403,070
Net earnings	-	-	66,496	-	-	-	66,496
Pension and postretirement benefits (net of ($197) tax effect)	-	-	-	600	-	-	600
Foreign currency translation	-	-	-	(6,719)	-	-	(6,719)
Cash dividends of $0.85 per share	-	-	(24,876)	-	-	-	(24,876)
Stock options exercised	-	581	-	-	-	122	703
Stock-based compensation	-	3,148	-	-	-	-	3,148
Purchase of common stock for treasury stock	-	-	-	-		(427)	(427)
Issuance of treasury stock (24 shares)	-	329	-	-	-	98	427
Balance, December 31, 2022	$37,221	$53,282	$395,155	$(5,983)	$-	$(37,253)	$442,422

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

Utility water, the largest sales product line, is comprised of either mechanical or static (ultrasonic) water meters along with the related radio and software technologies and services used by water utilities as the basis for generating their water and wastewater revenues, enabling operating efficiencies and engaging with their end consumers. It further comprises other sensor technology used in the water distribution system to ensure the safe and efficient delivery of clean water. These sensors are used to detect leaks in the distribution piping system and to monitor various water quality parameters throughout the distribution system. The largest geographic market for the Company’s utility water products is North America, primarily the United States, because most of the Company's meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The majority of water meters sold by the Company continue to be mechanical in nature; however, static meters are an increasing percentage of the water meters sold by the Company and in the industry, due to a variety of factors, including their ability to maintain measurement accuracy over their useful life. Providing ultrasonic water meter technology, combined with advanced radio technology, provides the Company with the opportunity to sell into other geographical markets, for example the Middle East, Europe and Southeast Asia.

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

	Balance at beginning of year	Provision and reserve adjustments	Write-offs less recoveries	Balance at end of year
	(In thousands)
2022	$697	$515	$(33)	$1,179
2021	552	191	(46)	697
2020	224	356	(28)	552

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The Company estimates and records provisions for obsolete and excess inventories. Changes to the Company's obsolete and excess inventories reserve are as follows:

	Balance at beginning of year	Net additions charged to earnings	Disposals	Balance at end of year
	(In thousands)
2022	$6,078	$1,498	$(895)	$6,681
2021	6,400	1,329	(1,651)	6,078
2020	5,440	2,964	(2,004)	6,400

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets by the straight-line method. The estimated useful lives of assets are: for land improvements, 15 years; for buildings and improvements, 10 to 39 years; and for machinery and equipment, 3 to 20 years.

Capitalized Software and Hardware

Capitalized internal use software and hardware included in other assets in the Consolidated Balance Sheets were $4.8 million and $5.6 million at December 31, 2022 and 2021, respectively. These amounts are amortized on a straight-line basis over the estimated useful lives of the software and/or hardware, ranging from 1 to 5 years. Amortization expense recognized for the years ending December 31, 2022, 2021 and 2020 was $3.8 million, $4.5 million and $3.7 million, respectively.

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

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 20 years. The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense was $8.6 million in 2022, $10.0 million in 2021 and $7.2 million in 2020. Amortization expense expected to be recognized is $8.0 million in 2023,

$7.9 in 2024, $7.5 million in 2025, $6.7 million in 2026, $6.1 million in 2027 and $17.4 million thereafter. The carrying value and accumulated amortization by major class of intangible assets are as follows:

	December 31, 2022		December 31, 2021
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(In thousands)
Technologies	$58,504	$37,857	$58,789	$34,254
Intellectual property	6,857	840	10,169	2,744
Non-compete agreements	691	661	748	506
Licenses	650	560	650	543
Customer lists	8,058	5,097	8,083	4,501
Customer relationships	38,602	22,023	39,202	19,663
Trade names	15,880	8,597	16,050	7,304
Total intangibles	$129,242	$75,635	$133,691	$69,515

Goodwill

Goodwill is tested for impairment annually during the fourth quarter or more frequently if an event indicates that the goodwill might be impaired. Potential impairment is identified by comparing the fair value of a reporting unit with its carrying value. No adjustments were recorded to goodwill as a result of these tests during 2022, 2021 and 2020. Goodwill was $101.3 million at December 31, 2022, $104.3 million at December 31, 2021, and $88.7 million at December 31, 2020. The increase from 2020 to 2021 resulted from the acquisition of ATi, headquartered in Collegeville, Pennsylvania in 2021. This acquisition is further described in Note 3 “Acquisitions”.

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

	Balance at beginning of year	Provision of acquired business	Net additions charged to earnings	Costs incurred	Balance at end of year
	(In thousands)
2022	$12,868	$-	$5,624	$(8,886)	$9,606
2021	11,617	-	5,856	(4,605)	12,868
2020	5,583	500	7,855	(2,321)	11,617

Research and Development

Research and development costs are charged to expense as incurred and amounted to $15.8 million in 2022, $14.7 million in 2021 and $11.6 million in 2020.

Healthcare

The Company estimates and records provisions for healthcare claims incurred but not reported, based on medical cost trend analysis, reviews of subsequent payments made and estimates of unbilled amounts.

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive loss at December 31, 2022 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$394	$(258)	$136
Other comprehensive loss before reclassifications	-	(6,719)	(6,719)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($197)	600	-	600
Net current period other comprehensive loss, net of tax	600	(6,719)	(6,119)
Accumulated other comprehensive loss	$994	$(6,977)	$(5,983)

Reclassifications out of accumulated other comprehensive income during 2022 are immaterial.

Components of accumulated other comprehensive income at December 31, 2021 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$55	$1,258	$1,313
Other comprehensive loss before reclassifications	-	(1,516)	(1,516)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($112)	339	-	339
Net current period other comprehensive loss, net of tax	339	(1,516)	(1,177)
Accumulated other comprehensive income	$394	$(258)	$136

Reclassifications out of accumulated other comprehensive income during 2021 were immaterial.

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

Effective January 1, 2023, the Company acquired 100% of the outstanding stock of Syrinix Ltd. ("Syrinix"), headquartered in the United Kingdom, a provider of high-frequency pressure monitoring and leak detection solutions. The purchase consideration, net of cash acquired, was approximately $18.0 million. The Syrinix acquisition will be accounted for under the purchase method, and accordingly, the results of operations will be included in the Company's financial statements from the date of acquisition. The acquisition is not expected to have a material impact on the Company's consolidated financial statements and notes thereto.

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

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities with Customers," which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers." The guidance is effective for fiscal years beginning after December 15, 2022. The Company does not currently expect a material impact to its consolidated financial statements or disclosures from the adoption of this standard.

Note 2 Common Stock

Common Stock

The authorized common stock of the Company as of December 31, 2022 consisted of 40,000,000 shares of common stock, $1 par value, of which 37,221,098 were issued and outstanding as of December 31, 2022 and 2021, respectively.

Stock Options

There were no anti-dilutive options in 2022 and 2021.

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

Note 4 Short-term Debt and Credit Lines

The Company did not have short-term debt at December 31, 2022 and 2021. On July 8, 2021, the Company entered into a new credit agreement. The Company amended its credit agreement to modify the benchmark interest rate on January 20, 2023. The credit agreement includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company’s financial flexibility including an increase feature, acquisition holiday and favorable financial covenants. The Company was in compliance with all covenants as of December 31, 2022. The Company had $156.6 million of unused credit lines available at December 31, 2022.

Note 5 Stock Compensation

As of December 31, 2022, the Company has an Omnibus Incentive Plan under which 1,000,000 shares are reserved for restricted stock, performance shares and stock options grants for employees, as well as stock grants for directors. The plan was approved in 2021 and replaced all prior stock-based plans except for shares and options previously issued under those plans. As of December 31, 2022 and 2021 there were 938,147 and 994,119 shares, respectively, of the Company’s Common Stock available for grant under the 2021 Omnibus Incentive Plan. The Company recognizes the cost of stock-based awards in net earnings for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. The following sections describe the four types of grants in more detail.

Stock Options

The Company estimates the fair value of its option awards using the Black-Scholes option-pricing formula, and records compensation expense for stock options ratably over the stock option grant’s vesting period. Stock option compensation expense recognized by the Company for the years ended December 31, 2022, 2021 and 2020 was $0.3 million, $0.4 million and $0.4 million, respectively. No new stock options were granted in 2022 and 2021.

The following table summarizes the transactions of the Company’s stock option plans for the three-year period ended December 31, 2022:

	Number of shares	Weighted- average exercise price
Options outstanding - December 31, 2019	337,332	$31.82
Options granted	41,807	62.76
Options exercised	(55,716)	18.99
Options forfeited	(7,229)	50.19
Options outstanding - December 31, 2020	316,194	$37.75
Options exercised	(88,932)	22.89
Options outstanding - December 31, 2021	227,262	$43.56
Options exercised	(25,986)	27.04
Options forfeited	(4,529)	60.82
Options outstanding - December 31, 2022	196,747	$45.35
Exercisable options —
December 31, 2020	235,829	$30.82
December 31, 2021	170,484	38.31
December 31, 2022	163,316	42.23

The following assumptions were used for valuing options granted in the year ended December 31, 2020:

Per share fair value of options granted during the period	$17.49
Risk-free interest rate	0.64%
Dividend yield	1.05%
Volatility factor	30.0%
Weighted-average expected life in years	7.0

The expected life was based on historical exercise behavior and the projected exercise of unexercised stock options. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected dividend yield was based on the expected annual dividends divided by the grant date market value of the Company’s Common Stock. The expected volatility was based on the historical volatility of the Company’s Common Stock.

The weighted-average contractual life remaining for options outstanding as of December 31, 2022 was 4.3 years.

The following table summarizes the aggregate intrinsic value related to options exercised, outstanding and exercisable as of and for the years ended December 31:

	2022	2021	2020
	(In thousands)
Exercised	$2,175	$7,085	$3,054
Outstanding	12,529	14,316	17,805
Exercisable	10,910	11,635	14,913

As of December 31, 2022, the unrecognized compensation cost related to stock options was approximately $0.4 million, which will be recognized over a weighted average period of 1.8 years.

Director Stock Grant

Non-employee directors receive an annual stock award of the Company’s Common Stock under the 2021 Omnibus Incentive Plan. The annual stock award for 2022 was $64,000. The Company values stock grants for directors at the closing price of the Company’s stock on the day the grant was awarded. The Company records compensation expense for this plan ratably over the annual service period beginning May 1. Director stock compensation expense recognized by the Company for the years ended December 31, 2022 was $0.5 million compared to $0.3 million in 2021 and $0.4 million in 2020. As of December 31, 2022, the unrecognized compensation cost related to the director stock award that is expected to be recognized over the remaining four months is estimated to be approximately $0.2 million.

Restricted Stock

The Company periodically issues nonvested shares of the Company's Common Stock to certain eligible employees. The Company values restricted stock on the closing price of the Company's stock on the day the grant was awarded. The Company records compensation expense for this plan ratably over the vesting periods. Restricted stock compensation expense recognized by the Company for the year ended December 31, 2022 was $1.6 million compared to $1.4 million in 2021 and $1.0 million in 2020.

The fair value of nonvested shares is determined based on the market price of the shares on the grant date.

	Shares	Fair value per share
Nonvested at December 31, 2019	64,480	$48.21
Granted	20,758	64.19
Vested	(25,044)	39.87
Forfeited	(2,645)	54.35
Nonvested at December 31, 2020	57,549	$57.33
Granted	17,430	99.90
Vested	(16,528)	49.31
Forfeited	(1,384)	58.68
Nonvested at December 31, 2021	57,067	$72.62
Granted	21,637	97.41
Vested	(23,302)	66.87
Forfeited	(4,327)	86.53
Nonvested at December 31, 2022	51,075	$84.85

As of December 31, 2022, there was $2.2 million of unrecognized compensation cost related to nonvested restricted stock that is expected to be recognized over a weighted average period of 1.8 years.

Performance Share Units

Beginning in 2021, the Company periodically issues performance share units to certain eligible employees. Recipients of performance share grants are eligible to receive shares of our common stock depending upon the level of our total adjusted return on invested capital (ROIC) and adjusted free cash flow conversion as measured over a three-year performance period. The number of shares earned for awards granted in 2021 and 2022 will range from 50% to 200% of the granted number of performance shares for the three-year performance period ending December 31, 2023 and December 31, 2024, respectively, and will vest, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period. Performance share compensation expense recognized by the Company for the year ended December 31, 2022 was $1.2 million compared to $0.6 million in 2021.

A summary of performance share activity for the two years ended December 31 is as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	—	$—
Granted	14,748	100.37
Adjustment for expected performance results	7,374	100.37
Nonvested at December 31, 2021	22,122	$100.37
Granted	16,870	97.62
Adjustment for expected performance results	6,746	97.62
Forfeited	(2,892)	99.43
Nonvested at December 31, 2022	42,846	$98.92

As of December 31, 2022, there was $2.4 million of unrecognized compensation cost related to nonvested performance share units that is expected to be realized over a weighted average period of 1.8 years.

Note 6 Commitments and Contingencies

Commitments

The Company makes commitments in the normal course of business. The Company rents equipment, vehicles and facilities under operating leases, some of which contain renewal options. Total rental expense charged to operations under all operating leases was $3.5 million in 2022, and $3.1 million in 2021 and 2020. The Company’s lease commitments and future minimum lease payments are discussed in Note 12 “Leases.”

Contingencies

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2022, 2021 and 2020 were not material.

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

Note 7 Employee Benefit Plans

The Company maintains supplemental non-qualified plans for certain officers and other key employees. The expense for these plans was not material for 2022, 2021 or 2020. The discount rate used to measure the net periodic pension cost was 2.61% for 2022, 2.08% for 2021 and 2.87% for 2020. The amount accrued was $0.7 million and $0.6 million as of December 31, 2022 and 2021, respectively.

The Company also maintains an Employee Savings and Stock Ownership Plan (“ESSOP”) for the majority of the U.S. employees. The ESSOP includes a voluntary 401(k) savings plan that allows certain employees to defer up to 50% of their income on a pretax basis subject to limits on maximum amounts. The Company matches 25% of each employee’s contribution, with the match percentage applying to a maximum of 7% of each employee's salary. Compensation expense was $1.1 million in 2022 compared to $0.9 million in 2021 and $0.5 million in 2020.

The Company also contributes to a defined contribution feature within the ESSOP plan. Contributions are discretionary and are calculated as a percentage of eligible wages of the employee. Compensation expense under the defined contribution feature was $3.7 million in 2022, $3.1 million in 2021 and $2.0 million in 2020.

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

The following table sets forth the components of net periodic postretirement benefit cost for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(In thousands)
Service cost, benefits attributed for service of active employees for the period	$91	$104	$103
Interest cost on the accumulated postretirement benefit obligation	119	99	154
Amortization of actuarial gain	(48)	—	(22)
Net periodic postretirement benefit cost	$162	$203	$235

The discount rate used to measure the net periodic postretirement benefit cost was 2.82% for 2022, 2.45% for 2021 and 3.19% for 2020. It is the Company's policy to fund healthcare benefits on a cash basis. Because the plan is unfunded, there are no plan assets. The following table provides a reconciliation of the projected benefit obligation at the Company's December 31 measurement date:

	2022	2021
	(In thousands)
Benefit obligation at beginning of year	$5,544	$6,145
Service cost	91	104
Interest cost	119	99
Actuarial gain	(833)	(504)
Plan participants' contributions	600	603
Benefits paid	(1,277)	(903)
Benefit obligation, end of year	$4,244	$5,544

The amounts recognized in the Consolidated Balance Sheets at December 31 are:

	2022	2021
	(In thousands)
Accrued compensation and employee benefits	$328	$331
Accrued non-pension postretirement benefits	3,916	5,213
Amounts recognized at December 31	$4,244	$5,544

The discount rate used to measure the accumulated postretirement benefit obligation was 5.16% for 2022 and 2.82% for 2021. The Company's discount rate assumptions for its postretirement benefit plan are based on the average yield of a hypothetical high quality bond portfolio with maturities that approximately match the estimated cash flow needs of the plan. Because the plan requires the Company to establish fixed Company contribution amounts for retiree healthcare benefits, future healthcare cost trends do not generally impact the Company's accruals or provisions.

Estimated future benefit payments of postretirement benefits, assuming increased cost sharing, expected to be paid in each of the next five years beginning with 2023 are $0.4 million through 2027, with an aggregate of $1.7 million for the five years thereafter. These amounts can vary significantly from year to year because the cost sharing estimates can vary from actual expenses as the Company is self-insured.

Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2022 that have not yet been recognized in net periodic benefit cost are as follows:

	Pension plans	Other postretirement benefits
	(In thousands)
Net actuarial loss (gain)	$101	$(1,095)

Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2022 expected to be recognized in net periodic benefit cost during the fiscal year ending December 31, 2023 are not expected to be material.

Note 8 Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

Details of earnings before income taxes are as follows:

	2022	2021	2020
	(In thousands)
Domestic	$83,680	$74,509	$65,908
Foreign	4,037	4,114	(927)
Total	$87,717	$78,623	$64,981

The provision (benefit) for income taxes is as follows:

	2022	2021	2020
	(In thousands)
Current:
Federal	$20,089	$15,299	$14,482
State	4,720	3,556	3,419
Foreign	2,031	1,939	819
Deferred:
Federal	(4,289)	(1,774)	(2,495)
State	(955)	(600)	(644)
Foreign	(375)	(681)	57
Total	$21,221	$17,739	$15,638

The provision for income tax differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate in each year due to the following items:

	2022	2021	2020
	(In thousands)
Provision at statutory rate	$18,421	$16,511	$13,646
State income taxes, net of federal tax benefit	2,938	2,288	2,196
Valuation allowance	571	168	1,302
Foreign - tax rate differential and other	388	606	(267)
Federal tax credits	(1,016)	(770)	(517)
Compensation subject to section 162(m)	693	685	110
Stock based compensation	(523)	(1,510)	(682)
Other	(251)	(239)	(150)
Actual provision	$21,221	$17,739	$15,638

The components of deferred income taxes as of December 31 are as follows:

	2022	2021
	(In thousands)
Deferred tax assets:
Reserve for receivables and inventory	$2,972	$2,532
Accrued compensation	2,209	2,641
Reserves and payables	2,340	3,101
Accrued post-retirement medical benefits	1,054	1,381
Net operating loss and credit carryforwards	2,827	2,260
Deferred compensation	1,139	1,041
Accrued qualified plan benefits	1,193	1,034
Accrued stock-based compensation	1,120	1,212
Deferred revenue	4,793	2,530
Operating lease liabilities	1,262	959
Research and development costs	2,625	—
Other	987	967
Total gross deferred tax assets	24,521	19,658
Less: valuation allowance	(2,690)	(2,169)
Total net deferred tax assets	21,831	17,489
Deferred tax liabilities:
Property, plant and equipment	4,454	5,056
Intangible assets	7,247	8,475
Prepaids	238	413
Operating lease assets	1,258	949
Other	525	452
Total deferred tax liabilities	13,722	15,345
Net deferred tax assets	$8,109	$2,144

As of December 31, 2022, the Company had foreign net operating loss carryforwards of approximately $7.5 million, of which $7.4 million have an unlimited carryforward period. The Company also has $0.6 million in domestic tax credit carryforwards primarily related to state specific tax credits that the Company expects to fully utilize in future tax periods. The Company has recorded a full valuation allowance against certain deferred tax assets which are not likely to be realized. The valuation allowance relates primarily to foreign net operating loss carryforwards.

As a result of a law change included in the Tax Cuts and Jobs Act of 2017, the Company has capitalized certain research and development costs for tax purposes starting in 2022. Such capitalized costs are amortized over 5 years for costs incurred in the U.S. and 15 years for costs incurred outside the U.S. This law change had an immaterial impact on the Company's 2022 provision for income taxes related to costs incurred outside the U.S.

In general, it is the Company's practice and intention to reinvest earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2022, the Company has not made a provision for incremental U.S. income taxes or additional foreign withholding taxes on approximately $15.6 million of such undistributed earnings, $13.8 million of which was previously subject to U.S. tax that is deemed indefinitely reinvested.

Changes in the Company's gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	2022	2021
	(In thousands)
Balance at beginning of year	$1,172	$1,123
(Reductions) Increases in unrecognized tax benefits as a result of positions taken during the prior year	(89)	52
Increases in unrecognized tax benefits as a result of positions taken during the current year	231	230
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(275)	(233)
Balance at end of year	$1,039	$1,172

The Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits during the fiscal year ending December 31, 2022. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2019, and, with few exceptions, state and local income tax examinations by tax authorities for years prior to 2018. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest was approximately $0.1 million at both December 31, 2022 and 2021 and there were no penalties accrued in either year.

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

Information regarding revenues by geographic area is as follows:

	2022	2021	2020
	(In thousands)
Revenues:
United States	$491,683	$432,188	$376,426
Foreign:
Asia	14,995	16,736	6,437
Canada	12,768	11,867	10,406
Europe	28,718	30,359	18,255
Mexico	3,931	5,110	4,886
Middle East	9,286	7,176	6,114
Other	4,187	1,762	3,020
Total	$565,568	$505,198	$425,544

Information regarding assets by geographic area is as follows:

	2022	2021
	(In thousands)
Long-lived assets:
United States	$43,182	$46,092
Foreign:
Europe	12,923	13,991
Mexico	17,437	17,967
Total	$73,542	$78,050

	2022	2021
	(In thousands)
Total assets:
United States	$466,697	$391,328
Foreign:
Europe	$113,945	118,359
Mexico	$22,405	21,131
Total	$603,047	$530,818

Note 10 Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends

The Company's Common Stock is listed on the New York Stock Exchange under the symbol BMI. Earnings per share are computed independently for each quarter. As such, the annual per share amount may not equal the sum of the quarterly amounts due to rounding. The Company currently anticipates continuing to pay cash dividends. Shareholders of record as of December 31, 2022 and 2021 totaled 560 and 557, respectively. Voting trusts and street name shareholders are counted as single shareholders for this purpose.

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2022
Net sales	$132,402	$137,833	$148,009	$147,324
Gross margin	50,723	54,760	57,522	56,965
Net earnings	14,360	16,664	17,933	17,539
Earnings per share:
Basic	$0.49	$0.57	$0.61	$0.60
Diluted	0.49	0.57	0.61	0.60
Dividends declared	0.20	0.20	0.23	0.23
Stock price:
High	$108.76	$102.67	$103.30	$120.54
Low	85.55	73.20	76.88	88.16
Quarter-end close	99.71	80.89	92.39	109.03

2021
Net sales	$117,842	$122,869	$128,738	$135,748
Gross margin	49,362	50,102	51,184	54,835
Net earnings	13,781	13,972	15,855	17,276
Earnings per share:
Basic	$0.47	$0.48	$0.54	$0.59
Diluted	0.47	0.48	0.54	0.59
Dividends declared	0.18	0.18	0.20	0.20
Stock price:
High	$111.77	$100.01	$108.25	$112.36
Low	88.98	89.29	93.88	99.13
Quarter-end close	93.07	98.12	101.14	105.64

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

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows for the years ended December 31:

	2022		2021
	(In thousands)
Revenue recognized over time	$35,695	6.3%	$28,524	5.6%
Revenue recognized at a point in time	529,873	93.7%	476,674	94.4%
Total	$565,568	100.0%	$505,198	100.0%

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

The Company's receivables and contract liabilities are as follows at the years ended December 31 are as follows:

	2022	2021
	(In thousands)
Receivables	$76,651	$65,866
Contract liabilities	40,700	30,194

Contract liabilities are included in payables and other-long term liabilities on the Company’s Consolidated Balance Sheet. The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at December 31, 2022 and 2021.

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

As of December 31, 2022, the Company had certain contracts with unsatisfied performance obligations. For contracts recorded as long-term liabilities, $40.7 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $9.3 million in 2023, $5.3 million in 2024, $4.7 million in 2025, $4.1 million in 2026, $3.6 million in 2027 and $13.7 million thereafter.

The Company also has contracts that include both the sale and installation of flow meters as performance obligations. In those cases, the Company records revenue for installed flow meters at the point in time when the flow meters have been accepted by the customer. The customer cannot control the use of and obtain substantially all of the benefits from the equipment until the customer has accepted the installed product. Therefore, for both the flow meter and the related installation, the Company has concluded that control is transferred to the customer upon customer acceptance of the installed flow meter. In addition, the Company has a variety of ancillary revenue streams which are minor. The types and composition of the Company's revenue streams did not materially change during the year ended December 31, 2022.

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

For the year ended December 31, 2022, the Company elected the following practical expedients:

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

	December 31, 2022	December 31, 2021
	(In thousands)
Right-of-use assets	$6,533	$5,877
Lease liabilities	6,792	6,177

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

	2022	2021
	(In thousands)
Operating lease expense	$3,447	$2,995
Variable and short-term lease expense	76	153
Rent expense	$3,523	$3,148

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company’s lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of December 31, 2022 and 2021, the remaining lease term on the

Company’s leases was 5.3 years and 5.6 years, respectively. As of December 31, 2022 and 2021, the discount rate was 5.0%. The future minimum lease payments to be paid under operating leases are as follows:

December 31, 2022
(In thousands)
2023	$2,399
2024	2,012
2025	1,810
2026	723
2027	112
Thereafter	747
Total future lease payments	7,803
Present value adjustment	(1,011)
Present value of future lease payments	$6,792

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2022. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Chief Financial Officer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this 2022 Annual Report on Form 10-K under the heading “Management's Annual Report on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The attestation report required under this Item 9A is contained in Item 8 of this 2022 Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to directors is included under the headings “Nomination and Election of Directors” and in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2023 and is incorporated herein by reference.

Information concerning the executive officers of the Company is included in Part I, Item 1 of this 2022 Annual Report on Form 10-K under the heading “Information about the Company’s Executive Officers.”

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

The Company is not including the information contained on its website as part of, or incorporating it by reference into, this 2022 Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is included under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation”, “CEO Pay Ratio” and "Pay Versus Performance" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2023, and is incorporated herein by reference; provided, however, that the information under the subsection “Executive Compensation - Compensation Committee Report” is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Exchange Act or to be the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent it is specifically incorporated by reference into such a filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is included under the headings “Stock Ownership of Beneficial Owners,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2023 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is included under the headings “Related Person Transactions” and “Nomination and Election of Directors - Independence, Committees, Meetings and Attendance” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2023, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included under the heading “Principal Accounting Firm Fees” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2023, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.
Financial Statements. See the financial statements included in Part II, Item 8 “Financial Statements and Data” in this 2022 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Shareholders' Equity.”
2.
Financial Statement Schedules. Financial statement schedules are omitted because the information required in these schedules is included in the Notes to Consolidated Financial Statements.
3.
Exhibits. The exhibits listed in the following Exhibit Index are filed as part of this 2022 Annual Report on Form 10-K that is incorporated herein by reference.

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

(4.1)	Amendment to Credit Agreement dated January 20, 2023 among Badger Meter, Inc. and the lender and agent listed on the signature pages thereof

(4.2)

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

(99)

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2023. To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report.

(101)

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and (vii) document and entity information.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* A management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2023.

BADGER METER, INC.

By:	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2023.

Name	Title

/s/ Kenneth C. Bockhorst	Chairman, President and Chief Executive Officer and Director (Principal executive officer)
Kenneth C. Bockhorst

/s/ Robert A. Wrocklage	Senior Vice President — Chief Financial Officer (Principal financial officer)
Robert A. Wrocklage

/s/ Daniel R. Weltzien	Vice President — Controller (Principal accounting officer)
Daniel R. Weltzien
/s/ Todd A. Adams	Director
Todd A. Adams

/s/ Henry F. Brooks	Director
Henry F. Brooks

/s/ Melanie K. Cook	Director
Melanie Cook

/s/ Gale E. Klappa	Director
Gale E. Klappa

/s/ Xia Liu	Director
Xia Liu

/s/ James W. McGill	Director
James W. McGill

/s/ Tessa M. Myers	Director
Tessa M. Myers

/s/ James F. Stern	Director
James F. Stern

/s/ Glen E. Tellock	Director
Glen E. Tellock