Form 10-Q
period 2023-03-31
BADGER METER INC
filed 2023-04-25
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 10, 2023 there were 29,314,828 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended March 31, 2023

Special Note Regarding Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, as well as other information provided from time to time by Badger Meter, Inc. (the “Company” or "Badger Meter") or its employees, may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company's then current views and assumptions and involve risks and uncertainties. See Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for further information regarding risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements. The Company disclaims any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.

Part I – Financial Information

Item 1 Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	March 31,	December 31,
	(Unaudited)
	(In thousands)
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$128,361	$138,052
Receivables	84,246	76,651
Inventories:
Finished goods	28,427	31,350
Work in process	27,920	23,577
Raw materials	75,997	64,929
Total inventories	132,344	119,856
Prepaid expenses and other current assets	15,892	13,273
Total current assets	360,843	347,832
Property, plant and equipment, at cost	224,916	220,945
Less accumulated depreciation	(150,391)	(147,403)
Net property, plant and equipment	74,525	73,542
Intangible assets, at cost less accumulated amortization	59,511	53,607
Other assets	11,927	14,048
Deferred income taxes	12,829	12,757
Goodwill	113,768	101,261
Total assets	$633,403	$603,047
Liabilities and shareholders’ equity
Current liabilities:
Payables	$79,549	$71,440
Accrued compensation and employee benefits	11,984	20,513
Warranty and after-sale costs	9,569	9,606
Other current liabilities	14,684	8,753
Total current liabilities	115,786	110,312
Other long-term liabilities	44,687	37,808
Deferred income taxes	6,744	4,648
Accrued non-pension postretirement benefits	3,859	3,917
Other accrued employee benefits	4,290	3,940
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock	37,221	37,221
Capital in excess of par value	54,245	53,282
Reinvested earnings	407,979	395,155
Accumulated other comprehensive loss	(4,258)	(5,983)
Less: Treasury stock, at cost	(37,150)	(37,253)
Total shareholders’ equity	458,037	442,422
Total liabilities and shareholders’ equity	$633,403	$603,047

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended March 31,
	(Unaudited)
	(In thousands except share and per share amounts)
	2023	2022

Net sales	$159,101	$132,402
Cost of sales	96,285	81,679
Gross margin	62,816	50,723
Selling, engineering and administration	37,770	31,861
Operating earnings	25,046	18,862
Interest (income) expense, net	(622)	13
Other pension and postretirement costs	32	32
Earnings before income taxes	25,636	18,817
Provision for income taxes	6,221	4,457
Net earnings	$19,415	$14,360

Earnings per share:
Basic	$0.66	$0.49
Diluted	$0.66	$0.49

Dividends declared per common share	$0.23	$0.20

Shares used in computation of earnings per share:
Basic	29,255,184	29,198,888
Impact of dilutive securities	165,770	164,438
Diluted	29,420,954	29,363,326

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands)
	2023	2022
Net earnings	$19,415	$14,360
Other comprehensive loss:
Foreign currency translation adjustments	1,758	(2,315)
Pension and postretirement benefits, net of tax	(33)	-
Comprehensive income	$21,140	$12,045

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Three Months Ended March 31,
	(Unaudited) (In thousands)
	2023	2022
Operating activities:
Net earnings	$19,415	$14,360
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	2,663	2,760
Amortization	4,284	4,016
Deferred income taxes	(10)	(34)
Noncurrent employee benefits	(37)	(112)
Stock-based compensation expense	1,006	615
Changes in:
Receivables	(6,843)	(12,509)
Inventories	(11,439)	(3,763)
Payables	6,959	10,749
Prepaid expenses and other assets	(2,133)	(2,904)
Other liabilities	4,105	(3,928)
Total adjustments	(1,445)	(5,110)
Net cash provided by operations	17,970	9,250
Investing activities:
Property, plant and equipment expenditures	(4,271)	(1,141)
Acquisitions, net of cash acquired	(17,052)	-
Net cash used for investing activities	(21,323)	(1,141)
Financing activities:
Dividends paid	(6,626)	(5,869)
Proceeds from exercise of stock options	58	-
Net cash used for financing activities	(6,568)	(5,869)
Effect of foreign exchange rates on cash	230	(195)
(Decrease) increase in cash and cash equivalents	(9,691)	2,045
Cash and cash equivalents – beginning of period	138,052	87,174
Cash and cash equivalents – end of period	$128,361	$89,219

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter ended March 31,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, December 31, 2021	$37,221	$49,224	$353,535	$136	$(37,046)	$403,070
Net earnings	-	-	14,360	-	-	14,360
Foreign currency translation	-	-	-	(2,315)	-	(2,315)
Cash dividends of $0.20 per share	-	-	(5,849)	-	-	(5,849)
Stock-based compensation	-	615	-	-	-	615
Issuance of treasury stock (21 shares)	-	(81)	-	-	81	-
Balance, March 31, 2022	$37,221	$49,758	$362,046	$(2,179)	$(36,965)	$409,881

Balance, December 31, 2022	$37,221	$53,282	$395,155	$(5,983)	$(37,253)	$442,422
Net earnings	-	-	19,415	-	-	19,415
Pension and postretirement benefits (net of $10 tax effect)	-	-	-	(33)	-	(33)
Foreign currency translation	-	-	-	1,758	-	1,758
Cash dividends of $0.23 per share	-	-	(6,591)	-	-	(6,591)
Stock options exercised	-	50	-	-	8	58
Stock-based compensation	-	1,006	-	-	-	1,006
Issuance of treasury stock (20 shares)	-	(93)	-	-	95	2

Balance, March 31, 2023	$37,221	$54,245	$407,979	$(4,258)	$(37,150)	$458,037

* Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company's consolidated condensed financial position at March 31, 2023 and December 31, 2022, results of operations, comprehensive income, cash flows and statements of shareholders’ equity for the three-month periods ended March 31, 2023 and 2022. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Note 2 Additional Financial Information Disclosures

The consolidated condensed balance sheet at December 31, 2022 was derived from amounts included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Refer to the notes to consolidated financial statements included in that report for a description of the Company's accounting policies and for additional details of the Company's financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.

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

	Three months ended
	March 31,
(In thousands)	2023	2022
Balance at beginning of period	$9,606	$12,868
Net additions charged to earnings	1,411	1,100
Costs incurred	(1,448)	(1,559)
Balance at end of period	$9,569	$12,409

Note 3 Accumulated Other Comprehensive (Loss) Income

Components of and changes in accumulated other comprehensive loss at March 31, 2023 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$994	$(6,977)	$(5,983)
Other comprehensive income before reclassifications	-	1,758	1,758
Amounts reclassified from accumulated other comprehensive loss, net of tax of $10	(33)	-	(33)
Net current period other comprehensive income, net of tax	(33)	1,758	1,725
Accumulated other comprehensive loss	$961	$(5,219)	$(4,258)

Components of and changes in accumulated other comprehensive loss at March 31, 2022 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$394	$(258)	$136
Other comprehensive loss before reclassifications	-	(2,315)	(2,315)
Accumulated other comprehensive loss	$394	$(2,573)	$(2,179)

Details of reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2023 are immaterial.

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

The total purchase consideration for Syrinix, net of cash acquired, was $17.1 million. The Company's allocation of the purchase price at March 31, 2023 included $0.6 million of Receivables, $0.7 million of Inventories, $0.4 million of Other assets, $7.7 million of Intangible assets and $11.9 million of Goodwill. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 13 to 15 years. The Company also assumed $1.9 million of Payables, $1.9 million of Deferred income taxes and $0.4 million of Other liabilities as part of the acquisition.

The preliminary allocation of purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of March 31, 2023, the Company has not completed its analysis for estimating the fair value of the assets acquired.

Note 5 Contingencies, Litigation and Commitments

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2022 and the first quarter of 2023 were not material.

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

Note 6 Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. The Company's income tax positions are based on interpretations of income tax laws and rulings in each of the jurisdictions that the Company operates. Significant judgment is required in determining the worldwide provision for income taxes and recording the related deferred tax assets and liabilities. The Company's deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income for the years in which the assets or liabilities are expected to be realized or settled. Interim provisions are tied to an estimate of the overall annual rate which can vary due to the relationship of foreign and domestic earnings, state taxes and available deductions, credits and discrete items.

The Company's earnings before incomes taxes, provision for income taxes, and effective income tax rate are as follows:

	Three months ended March 31,
(In thousands)	2023	2022
Earnings before income taxes	$25,636	$18,817
Provision for income taxes	6,221	4,457
Effective income tax rate	24.3%	23.7%

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

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended
	March 31,
(In thousands)	2023	2022
Revenues:
United States	$138,586	$112,755
Foreign:
Asia	3,192	4,197
Canada	3,482	2,963
Europe	9,532	8,232
Mexico	1,035	576
Middle East	2,678	1,659
Other	596	2,020
Total	$159,101	$132,402

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended
	March 31,
(In thousands)	2023		2022
Revenue recognized over time	$9,738	6.1%	$7,708	5.8%
Revenue recognized at a point in time	149,363	93.9%	124,694	94.2%
Total	$159,101	100.0%	$132,402	100.0%

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

The closing balances of the Company's receivables and contract liabilities are as follows:

	March 31, 2023	December 31, 2022
(In thousands)
Receivables	$84,246	$76,651
Contract liabilities	49,053	40,700

Contract liabilities are included in Payables and Other long-term liabilities on the Company's Consolidated Condensed Balance Sheets. The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables in the three-month period ended March 31, 2023 and twelve-month period ended December 31, 2022.

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

As of March 31, 2023, the Company had certain contracts with unsatisfied performance obligations. For contracts recorded as contract liabilities, $49.1 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $9.0 million in 2023, $5.3 million in 2024, $4.7 million in 2025, $4.3 million in 2026, $3.9 million in 2027, $3.3 million in 2028 and $18.6 million thereafter.

Note 10 Leases

The Company rents facilities, equipment and vehicles under operating leases, some of which contain renewal options. Upon inception of a rent agreement, the Company determines whether the arrangement contains a lease based on the unique conditions present. Leases that have a term over a year are recognized on the balance sheet as right-of-use assets and lease liabilities. Right-of-use assets are included in Other assets on the Company's Consolidated Condensed Balance Sheets. Lease

liabilities are included in Other current liabilities and Other long-term liabilities on the Company's Consolidated Condensed Balance Sheets. Information regarding the Company's right-of-use assets and the corresponding lease liabilities are as follows:

	March 31, 2023	December 31, 2022
(In thousands)
Right-of-use assets	$6,190	$6,533
Lease liabilities	6,434	6,792

The Company's operating lease agreements have lease and non-lease components that require payments for common area maintenance, property taxes and insurance. The Company has elected to account for both lease and non-lease components as one lease component. The fixed and in-substance fixed consideration in the Company's rent agreements constitute operating lease expense that is included in the capitalized right-of-use assets and lease liabilities. The variable and short-term lease expense payments are not included in the present value of the right-of use-assets and lease liabilities on the Consolidated Condensed Balance Sheets. The Company's rent expense is as follows:

	Three months ended
	March 31,
	2023	2022
(In thousands)
Operating lease expense	$833	$862
Variable and short-term lease expense	45	46
Rent expense	$878	$908

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company's lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of March 31, 2023 and December 31, 2022, the remaining lease term on the Company's leases was 5.2 years and 5.3 years, respectively. As of March 31, 2023 and December 31, 2022, the discount rate was 5.0%. The future minimum lease payments to be paid under operating leases are as follows:

March 31, 2023
(In thousands)
2023 (remaining nine months)	$1,846
2024	2,088
2025	1,843
2026	726
2027	114
Thereafter	763
Total future lease payments	7,380
Present value adjustment	(946)
Present value of future lease payments	$6,434

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS DESCRIPTION AND OVERVIEW

With more than a century of water technology innovation, Badger Meter is a global provider of industry leading water solutions encompassing flow measurement, quality and other system parameters. These offerings provide customers with the data and analytics essential to optimize their operations and contribute to the sustainable use and protection of the world’s most precious resource. The Company's flow measurement products measure water and other fluids and are known for accuracy, long-lasting durability and for providing valuable and timely measurement data through various methods. The Company's water quality monitoring solutions include optical sensing and electrochemical instruments that provide real-time, on-demand data parameters. The Company's products fall into two product lines: sales of water meters, radios, software and related technologies, and water quality monitoring solutions to water utilities (utility water) and sales of meters and other sensing instruments, valves, software and other solutions for industrial applications in water, wastewater, and other industries (flow instrumentation). The Company estimates that over 90% of its products are used in water related applications.

Utility water, the largest sales product line, is comprised of either mechanical or static (ultrasonic) water meters along with the related radio and software technologies and services used by water utilities as the basis for generating their water and wastewater revenues, enabling operating efficiencies and engaging with their end consumers. It further comprises other sensor technology used in the water distribution system to ensure the safe and efficient delivery of clean water. These sensors are used to detect pressure anomalies or leaks in the distribution piping system and to monitor various water quality parameters throughout the distribution system. The largest geographic market for the Company's utility water products is North America, primarily the United States, because most of the Company's meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The majority of water meters sold by the Company continue to be mechanical in nature; however, static meters are an increasing percentage of the water meters sold by the Company and in the industry, due to a variety of attributes, including their ability to maintain measurement accuracy over their useful life. Providing ultrasonic water meter technology, combined with advanced radio technology, provides the Company with the opportunity to sell into other geographical markets, for example the Middle East, Europe and Southeast Asia.

The flow instrumentation product line primarily serves water applications throughout the broader industrial markets. This product line includes meters, valves and other sensing instruments sold worldwide to measure and control the quantity of fluids going through a pipe or pipeline including water, air, steam, and other liquids and gases. These products are used in a variety of industries and applications, with the Company's primary market focus being water/wastewater, heating, ventilating and air conditioning (HVAC) and corporate sustainability. Flow instrumentation products are generally sold to original equipment manufacturers as the primary flow measurement device within a product or system, as well as through manufacturers’ representatives.

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

Information and analytics are critical to the smart water ecosystem. The Company's BEACON® software suite improves utility visibility to their water and water usage. BEACON is a secure, cloud-hosted software suite that includes a customizable dashboard and has the ability to establish alerts for specific conditions. It also allows for consumer engagement tools that permit end water users (such as homeowners) to view and manage their water usage activity. Benefits to the utility include improved customer service, increased visibility through faster leak detection, the ability to promote and quantify the effects of its water conservation efforts, and easier compliance reporting.

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

The industries served by the Company's flow instrumentation products face accelerating demands to contain costs, reduce product variability, and meet ever-changing safety, regulatory and sustainability requirements. To address these challenges, customers must reap more value from every component in their systems. This system-wide scrutiny has heightened the focus on flow instrumentation in industrial process, manufacturing, commercial fluid, building automation and precision engineering applications where flow measurement and control are critical.

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

In addition, the Company provides various water quality monitoring solutions utilizing optical sensors and electrochemical instruments that measure a variety of parameters providing industrial customers with both process and discharge water quality monitoring capabilities. It also provides pressure monitoring and acoustic leak detection sensors and related software.

The Company's products are sold throughout the world through employees, resellers and representatives. Depending on the customer mix, there can be a moderate seasonal impact on sales, primarily relating to higher sales of certain utility water products during the spring and summer months.

Long Term Business Trends

Across the globe, increasing regulations and a focus on climate-change and sustainability are driving companies and utilities to better manage critical resources like water. Some customers measure fluids to identify leaks and/or misappropriation for cost control or add measurement points to help automate manufacturing. Other customers employ measurement to comply with government mandates and laws including those associated with process and discharge water quality monitoring. The Company provides flow measurement technology to primarily measure water, but also other fluids, gases and steam. This technology is critical to provide baseline usage data and to quantify reductions as customers attempt to reduce consumption. For example, once water usage metrics are better understood, a strategy for water-use reduction can be developed with specific water-reduction initiatives targeted to those areas where it is most viable. With the Company's technology, customers have found costly leaks, pinpointed equipment in need of repair, and identified areas for process improvements.

Increasingly, customers in the utility water market are interested in more frequent and diverse data collection and the use of water metering, pressure and quality analytics to evaluate water distribution activity. Specifically, AMI technology enables water utilities to capture readings from each meter at more frequent and variable intervals. There are more than 50,000 water utilities in the United States and the Company estimates that approximately 70% of their respective connections have converted to a radio solution, of which the Company estimates approximately half still utilize AMR technology. The Company believes it is well positioned to meet the continuing conversion trends to AMI with its comprehensive radio and software solutions.

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

For over 118 years, the Company has offered innovative flow metering and control solutions for smart water management, smart buildings and smart industrial processes. Recent acquisitions have broadened and enhanced the scope of actionable data for customers to help measure, conserve and protect water. This includes real-time water quality monitoring solutions and high frequency pressure monitoring and acoustic leak detection capabilities. The combined solutions from Badger Meter offer hardware-enabled software solutions that improve efficiency, resiliency and sustainability across the water eco-system.

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

The total purchase consideration for Syrinix, net of cash acquired, was $17.1 million. The Company's allocation of the purchase price at March 31, 2023 included $0.6 million of Receivables, $0.7 million of Inventories, $0.4 million of Other assets, $7.7 million of Intangible assets and $11.9 million of Goodwill. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 13 to 15 years. The Company also assumed $1.9 million of Payables, $1.9 million of Deferred income taxes and $0.4 million of Other liabilities as part of the acquisition.

The preliminary allocation of purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of March 31, 2023, the Company has not completed its analysis for estimating the fair value of the assets acquired.

Revenue and Product Mix

As the industry continues to evolve, the Company has been at the forefront of innovation across metering, radio and software technologies in order to meet its customers’ increasing expectations for accurate and actionable data. As technologies such as ORION Cellular and BEACON digital solutions have become more readily adopted, the Company's revenue from Software as a Service (SaaS) has increased significantly, albeit from a small base, and is margin accretive.

In addition, the Company has expanded its smart water offering with the addition of online water quality monitoring solutions, adding real-time water quality parameters to augment the scope of actionable data for water utility and industrial customers to optimize their operations, as well as pressure monitoring and leak detection capabilities.

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

Results of Operations - Three Months Ended March 31, 2023

Net Sales

The Company's net sales for the three months ended March 31, 2023 were $159.1 million compared to $132.4 million during the same period in 2022. Sales into the utility water market were $132.2 million, an increase of 19.8% from the prior year’s $110.3 million. Utility water net sales grew as a result of increased ultrasonic meter and ORION® Cellular endpoint sales as well as increased BEACON® SaaS revenue. Sales of products into the global flow instrumentation end markets were $26.9 million compared to the prior year’s $22.1 million, an increase of 21.8%, due to increased demand within water-focused end markets and improved supply chain availability.

Earnings

Total operating earnings for the three months ended March 31, 2023 were $25.0 million, or 15.7% of sales, compared to $18.9 million, or 14.2% of sales, in the comparable prior year quarter. Gross margin dollars increased $12.1 million, with gross margin as a percent of sales increasing from 38.3% to 39.5%, driven by higher sales volumes, favorable product sales mix, growth within BEACON SaaS revenue, and value-based pricing actions to offset ongoing input cost pressures. Selling, engineering and administration (“SEA”) expenses were $37.8 million or 23.7% of sales compared to $31.9 million or 24.1% of sales in the comparable prior year quarter. The year-over-year improvement in SEA expense as a percent of sales is the result of effective spending controls and higher sales.

The provision for income taxes as a percentage of earnings before income taxes for the quarter ended March 31, 2023 was 24.3% compared to 23.7% for the comparable prior year period. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, other credits, allowances and discrete items.

As a result of the above-mentioned items, net earnings for the three months ended March 31, 2023 were $19.4 million, or $0.66 per diluted share, compared to $14.4 million, or $0.49 per diluted share, for the same period in 2022.

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

Primary Working Capital

The Company uses primary working capital (“PWC”) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve month Net sales. The following table shows the components of our PWC:

	March 31, 2023		December 31, 2022
(In thousands)	$	PWC%	$	PWC%
Receivables	$84,246	14.2%	$76,651	13.5%
Inventories	132,344	22.3%	119,856	21.2%
Payables	(79,549)	-13.4%	(71,440)	-12.6%
Primary Working Capital	$137,041	23.1%	$125,067	22.1%

Overall, PWC increased $12.0 million compared to the previous year-end. Receivables at March 31, 2023 increased $7.6 million due to higher sales activity in the first quarter of 2023. Inventories increased $12.5 million due to component cost inflation and higher safety stock levels associated with varied ongoing component shortages. Payables as of March 31, 2023 were $8.1 million higher than the prior year-end due to timing of payments and increased inventory levels.

Cash Provided by Operations

Cash provided by operations in the first three months of 2023 was $18.0 million compared to $9.3 million in the same period of 2022. Higher net earnings, offset by increased working capital balances, contributed to the increase in cash provided by operations compared to the same quarter in 2022.

Property, plant and equipment expenditures for the first three months of 2023 were $4.3 million compared to $1.1 million in the comparable prior year period.

Cash and cash equivalents decreased to $128.4 million from $138.1 million at December 31, 2022, the result of the $18.0 million of cash provided by operations, offset by $17.1 million (net of cash acquired) deployed to acquire Syrinix and payment of the quarterly dividend.

The Company's credit facility includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company's financial flexibility including an increase feature, acquisition holiday, and favorable financial covenants. The Company was in compliance with all covenants as of March 31, 2023. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $156.7 million of unused credit lines available at March 31, 2023.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2022 and the first quarter of 2023 were not material.

See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of risks and uncertainties that could impact the Company's financial performance and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company's off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and have not materially changed since that report was filed unless otherwise indicated in this Quarterly Report on Form 10-Q.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

The Company's quantitative and qualitative disclosures about market risk are included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and have not materially changed since that report was filed.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2023. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President – Chief Financial Officer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II – Other Information

Item 1A Risk Factors

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In February 2020, the Board of Directors authorized the repurchase of up to 400,000 shares of the Company's Common Stock. Upon program expiration in February 2023, the Board of Directors authorized the repurchase of up to 200,000 shares of the Company's Common Stock through February 2026. The Company did not make any purchases of equity securities under the repurchase program during the quarter ended March 31, 2023.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
January 1, 2023 - January 31, 2023	-	$-	-	339,678
February 1, 2023 - February 28, 2023	-	$-	-	200,000
March 1, 2023 - March 31, 2023	-	$-	-	200,000
Total as of March 31, 2023	-		-	200,000

Item 6 Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) the Consolidated Condensed Statements of Shareholders’ Equity and (vi) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: April 25, 2023	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

	By	/s/ Robert A. Wrocklage
Robert A. Wrocklage
Senior Vice President – Chief Financial Officer

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President – Controller