Form 10-Q
period 2023-06-30
BADGER METER INC
filed 2023-07-25
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 10, 2023 there were 29,317,901 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended June 30, 2023

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

Part I – Financial Information

Item 1 Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	(Unaudited)
	(In thousands)
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$141,805	$138,052
Receivables	84,020	76,651
Inventories:
Finished goods	31,216	31,350
Work in process	35,565	23,577
Raw materials	77,968	64,929
Total inventories	144,749	119,856
Prepaid expenses and other current assets	18,013	13,273
Total current assets	388,587	347,832
Property, plant and equipment, at cost	227,775	220,945
Less accumulated depreciation	(153,069)	(147,403)
Net property, plant and equipment	74,706	73,542
Intangible assets, at cost less accumulated amortization	57,512	53,607
Other assets	11,849	14,048
Deferred income taxes	12,801	12,757
Goodwill	113,797	101,261
Total assets	$659,252	$603,047
Liabilities and shareholders’ equity
Current liabilities:
Payables	$81,104	$71,440
Accrued compensation and employee benefits	17,491	20,513
Warranty and after-sale costs	11,045	9,606
Other current liabilities	9,274	8,753
Total current liabilities	118,914	110,312
Other long-term liabilities	49,431	37,808
Deferred income taxes	6,661	4,648
Accrued non-pension postretirement benefits	3,612	3,917
Other accrued employee benefits	5,042	3,940
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock: $1 par value; 80,000,000 and 40,000,000 shares authorized in 2023 and 2022, respectively; 37,221,098 shares issued in 2023 and 2022	37,221	37,221
Capital in excess of par value	55,833	53,282
Reinvested earnings	423,877	395,155
Accumulated other comprehensive loss	(4,203)	(5,983)
Less: Treasury stock, at cost, 7,903,197 shares in 2023 and 7,928,071 shares in 2022	(37,136)	(37,253)
Total shareholders’ equity	475,592	442,422
Total liabilities and shareholders’ equity	$659,252	$603,047

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2023	2022	2023	2022

Net sales	$175,858	$137,833	$334,959	$270,235
Cost of sales	106,424	83,073	202,709	164,752
Gross margin	69,434	54,760	132,250	105,483
Selling, engineering and administration	39,932	32,672	77,702	64,533
Operating earnings	29,502	22,088	54,548	40,950
Interest (income) expense, net	(827)	9	(1,449)	22
Other pension and postretirement costs	33	33	65	65
Earnings before income taxes	30,296	22,046	55,932	40,863
Provision for income taxes	7,803	5,382	14,024	9,839
Net earnings	$22,493	$16,664	$41,908	$31,024

Earnings per share:
Basic	$0.77	$0.57	$1.43	$1.06
Diluted	$0.76	$0.57	$1.42	$1.06

Dividends declared per common share	$0.23	$0.20	$0.45	$0.40

Shares used in computation of earnings per share:
Basic	29,272,693	29,210,444	29,264,166	29,204,535
Impact of dilutive securities	174,832	133,907	170,301	149,173
Diluted	29,447,525	29,344,351	29,434,467	29,353,708

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2023	2022	2023	2022
Net earnings	$22,493	$16,664	$41,908	$31,024
Other comprehensive loss:
Foreign currency translation adjustments	88	(5,365)	1,845	(7,680)
Pension and postretirement benefits, net of tax	(33)	-	(65)	-
Comprehensive income	$22,548	$11,299	$43,688	$23,344

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Six Months Ended June 30,
	(Unaudited) (In thousands)
	2023	2022
Operating activities:
Net earnings	$41,908	$31,024
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	5,438	5,622
Amortization	8,416	7,833
Deferred income taxes	(376)	16
Noncurrent employee benefits	(222)	(64)
Stock-based compensation expense	2,607	1,466
Changes in:
Receivables	(6,503)	(12,028)
Inventories	(23,753)	(13,024)
Payables	8,104	20,128
Prepaid expenses and other assets	(4,980)	(8,153)
Other liabilities	10,100	(3,908)
Total adjustments	(1,169)	(2,112)
Net cash provided by operations	40,739	28,912
Investing activities:
Property, plant and equipment expenditures	(6,935)	(2,773)
Acquisitions, net of cash acquired	(17,127)	-
Net cash used for investing activities	(24,062)	(2,773)
Financing activities:
Dividends paid	(13,217)	(11,712)
Proceeds from exercise of stock options	58	-
Repurchase of treasury stock	-	(427)
Net cash used for financing activities	(13,159)	(12,139)
Effect of foreign exchange rates on cash	235	(964)
Increase in cash and cash equivalents	3,753	13,036
Cash and cash equivalents – beginning of period	138,052	87,174
Cash and cash equivalents – end of period	$141,805	$100,210

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter and year-to-date ended June 30,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, March 31, 2022	$37,221	$49,758	$362,046	$(2,179)	$(36,965)	$409,881
Net earnings	-	-	16,664	-	-	16,664
Foreign currency translation	-	-	-	(5,365)	-	(5,365)
Cash dividends of $0.20 per share	-	-	(5,854)	-	-	(5,854)
Stock-based compensation	-	851	-	-	-	851
Purchase of common stock for treasury stock	-	-	-	-	(427)	(427)
Issuance of treasury stock (5 shares)	-	406	-	-	27	433
Balance, June 30, 2022	$37,221	$51,015	$372,856	$(7,544)	$(37,365)	$416,183

Balance, December 31, 2021	$37,221	$49,224	$353,535	$136	$(37,046)	$403,070
Net earnings	-	-	31,024	-	-	31,024
Foreign currency translation	-	-	-	(7,680)	-	(7,680)
Cash dividends of $0.40 per share	-	-	(11,703)	-	-	(11,703)
Stock-based compensation	-	1,466	-	-	-	1,466
Purchase of common stock for treasury stock	-	-	-	-	(427)	(427)
Issuance of treasury stock (26 shares)	-	325	-	-	108	433
Balance, June 30, 2022	$37,221	$51,015	$372,856	$(7,544)	$(37,365)	$416,183

Balance, March 31, 2023	$37,221	$54,245	$407,979	$(4,258)	$(37,150)	$458,037
Net earnings	-	-	22,493	-	-	22,493
Pension and postretirement benefits (net of $11 tax effect)	-	-	-	(33)	-	(33)
Foreign currency translation	-	-	-	88	-	88
Cash dividends of $0.23 per share	-	-	(6,595)	-	-	(6,595)
Stock-based compensation	-	1,601	-	-	-	1,601
Issuance of treasury stock (4 shares)	-	(13)	-	-	14	1
Balance, June 30, 2023	$37,221	$55,833	$423,877	$(4,203)	$(37,136)	$475,592

Balance, December 31, 2022	$37,221	$53,282	$395,155	$(5,983)	$(37,253)	$442,422
Net earnings	-	-	41,908	-	-	41,908
Pension and postretirement benefits (net of $22 tax effect)	-	-	-	(65)	-	(65)
Foreign currency translation	-	-	-	1,845	-	1,845
Cash dividends of $0.45 per share	-	-	(13,186)	-	-	(13,186)
Stock options exercised	-	50	-	-	8	58
Stock-based compensation	-	2,607	-	-	-	2,607
Issuance of treasury stock (24 shares)	-	(106)	-	-	109	3
Balance, June 30, 2023	$37,221	$55,833	$423,877	$(4,203)	$(37,136)	$475,592

* Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company's consolidated condensed financial position at June 30, 2023 and December 31, 2022, results of operations, comprehensive income, and statements of shareholders’ equity for the three and six-month periods ended June 30, 2023 and 2022, and cash flows for the six-month period ended June 30, 2023 and 2022. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Balance at beginning of period	$9,569	$12,409	$9,606	$12,868
Net additions charged to earnings	3,468	1,152	4,879	2,252
Costs incurred	(1,992)	(2,702)	(3,440)	(4,261)
Balance at end of period	$11,045	$10,859	$11,045	$10,859

Note 3 Accumulated Other Comprehensive Loss

Components of and changes in accumulated other comprehensive loss at June 30, 2023 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$994	$(6,977)	$(5,983)
Other comprehensive loss before reclassifications	-	1,845	1,845
Amounts reclassified from accumulated other comprehensive income, net of tax of ($22)	(65)	-	(65)
Net current period other comprehensive income, net of tax	(65)	1,845	1,780
Accumulated other comprehensive loss	$929	$(5,132)	$(4,203)

Components of and changes in accumulated other comprehensive loss at June 30, 2022 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$394	$(258)	$136
Other comprehensive income before reclassifications	-	(7,680)	(7,680)
Accumulated other comprehensive loss	$394	$(7,938)	$(7,544)

Details of reclassifications out of accumulated other comprehensive loss during the six months ended June 30, 2023 and 2022 are immaterial.

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

The total purchase consideration for Syrinix, net of cash acquired, was $17.1 million. The Company's allocation of the purchase price at June 30, 2023 included $0.6 million of Receivables, $0.7 million of Inventories, $0.4 million of Other assets, $7.7 million of Intangible assets and $12.0 million of Goodwill. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 13 to 15 years. The Company also assumed $1.9 million of Payables, $2.0 million of Deferred income taxes and $0.4 million of Other liabilities as part of the acquisition.

The preliminary allocation of purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of June 30, 2023, the Company has not completed its analysis for estimating the fair value of the assets acquired.

Note 5 Contingencies, Litigation and Commitments

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2022 and the first half of 2023 were not material.

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

The Company's earnings before incomes taxes, provision for income taxes, and effective income tax rate are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Earnings before income taxes	$30,296	$22,046	$55,932	$40,863
Provision for income taxes	7,803	5,382	14,024	9,839
Effective income tax rate	25.8%	24.4%	25.1%	24.1%

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

Note 9 Revenue Recognition

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts include the sale of utility water and flow instrumentation products, such as flow meters and radios, quality and pressure sensing equipment, software access and other ancillary services. Contracts generally state the terms of sale, including the description, quantity and price of each product or service. Since the customer typically agrees to a stated rate and price in the contract that does not vary over the life of the contract, the majority of the Company's contracts do not contain variable consideration. The Company establishes a provision for estimated warranty and returns as well as certain after sale costs as discussed in Note 2 "Additional Financial Information Disclosures" in the Notes to Unaudited Consolidated Condensed Financial Statements.

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Revenues:
United States	$157,863	$120,823	$296,449	$233,577
Foreign:
Asia	3,369	2,930	6,561	7,128
Canada	3,024	2,945	6,506	5,908
Europe	8,612	7,121	18,144	15,353
Mexico	452	809	1,487	1,385
Middle East	2,022	2,124	4,700	3,783
Other	516	1,081	1,112	3,101
Total	$175,858	$137,833	$334,959	$270,235

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended				Six months ended
	June 30,				June 30,
(In thousands)	2023		2022		2023		2022
Revenue recognized over time	$10,932	6.2%	$8,522	6.2%	$20,669	6.2%	$16,230	6.0%
Revenue recognized at a point in time	164,926	93.8%	129,311	93.8%	314,290	93.8%	254,005	94.0%
Total	$175,858	100.0%	$137,833	100.0%	$334,959	100.0%	$270,235	100.0%

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

The closing balances of the Company's receivables and contract liabilities are as follows:

	June 30, 2023	December 31, 2022
(In thousands)
Receivables	$84,020	$76,651
Contract liabilities	52,998	40,700

Contract liabilities are included in Payables and Other long-term liabilities on the Company's Consolidated Condensed Balance Sheets. The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables in the six-month period ended June 30, 2023 and twelve-month period ended December 31, 2022.

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

As of June 30, 2023, the Company had certain contracts with unsatisfied performance obligations. For contracts recorded as contract liabilities, $53.0 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $6.1 million in 2023, $6.9 million in 2024, $5.4 million in 2025, $4.6 million in 2026, $4.3 million in 2027, $3.5 million in 2028 and $22.2 million thereafter.

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

	June 30, 2023	December 31, 2022
(In thousands)
Right-of-use assets	$6,492	$6,533
Lease liabilities	6,727	6,792

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

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
(In thousands)
Operating lease expense	$867	$836	$1,700	$1,698
Variable and short-term lease expense	31	57	76	103
Rent expense	$898	$893	$1,776	$1,801

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company's lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of June 30, 2023 and December 31, 2022, the weighted average remaining lease term on the Company's leases was 5.2 years. As of June 30, 2023 and December 31, 2022, the weighted average discount rate was 5.0%. The future minimum lease payments to be paid under operating leases are as follows:

June 30, 2023
(In thousands)
2023 (remaining six months)	$1,249
2024	2,515
2025	1,929
2026	811
2027	202
Thereafter	1,024
Total future lease payments	7,730
Present value adjustment	(1,003)
Present value of future lease payments	$6,727

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS DESCRIPTION AND OVERVIEW

With more than a century of water technology innovation, Badger Meter is a global provider of industry leading water solutions encompassing flow measurement, quality and other system parameters. These offerings provide customers with the data and analytics essential to optimize their operations and contribute to the sustainable use and protection of the world’s most precious resource. The Company's flow measurement products measure water and other fluids and are known for accuracy, long-lasting durability and for providing valuable and timely measurement data through various methods. The Company's water quality monitoring solutions include optical sensing and electrochemical instruments that provide real-time, on-demand data parameters. The Company's products fall into two product lines: sales of water meters, radios, water quality and pressure monitoring solutions along with software and related technologies to water utilities (utility water) and sales of meters and other sensing instruments, valves, software and other solutions for industrial applications in water, wastewater, and other industries (flow instrumentation). The Company estimates that over 90% of its products are used in water related applications.

Utility water, the largest sales product line, is comprised of either mechanical or static (ultrasonic) water meters along with the related radio and software technologies and services used by water utilities as the basis for generating their water and wastewater revenues, enabling operating efficiencies and engaging with their end consumers. It further comprises other sensor technology used in the water distribution system to ensure the safe and efficient delivery of clean water. These sensors are used to detect pressure anomalies or leaks in the distribution piping system and to monitor various water quality parameters throughout the distribution system. The data from these various instruments and sensors can be incorporated into the software offerings. The largest geographic market for the Company's utility water products is North America, primarily the United States, because most of the Company's meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The majority of water meters sold by the Company continue to be mechanical in nature; however, static meters are an increasing percentage of the water meters sold by the Company and in the industry, due to a variety of attributes, including their ability to maintain measurement accuracy over their useful life. Providing ultrasonic water meter technology, combined with advanced radio technology, provides the Company with the opportunity to sell into other geographical markets, for example the Middle East, Europe and Southeast Asia.

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

Information and analytics are critical to the smart water ecosystem. The Company's BEACON® software suite improves utility visibility to their water including usage, pressure and quality. BEACON is a secure, cloud-hosted software suite that includes a customizable dashboard and has the ability to establish alerts for specific conditions. It also allows for consumer engagement tools that permit end water users (such as homeowners) to view and manage their water usage activity.

Benefits to the utility include improved customer service, increased visibility through faster leak detection, pressure and quality monitoring, the ability to promote and quantify the effects of its water conservation efforts, and easier compliance reporting.

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

In addition to our water utility flow measurement solutions, the Company provides various water quality and pressure monitoring solutions. Water quality is monitored utilizing optical sensors and electrochemical instruments that measure a variety of parameters including turbidity, pH, chlorine, nitrates and approximately 40 others. Water pressure is monitored utilizing high frequency acoustic pressure sensors that measure pressure transients, flow bursts and noise to detect and map system leaks. Utilizing these solutions, water quality and pressure can be monitored continually or periodically throughout the network from its original source to the point in which it is recycled and returned. Real-time water quality and pressure parameters enhance the scope of actionable data for water utilities to improve operational security, awareness and efficiency.

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

Long-Term Business Trends

Across the globe, increasing regulations, aging infrastructure, labor challenges, and a focus on climate-change and sustainability are driving companies and utilities to better manage critical resources like water. Some customers measure fluids to identify leaks and/or misappropriation for cost control or add measurement points to help automate manufacturing. Other customers employ measurement to comply with government mandates and laws including those associated with process and discharge water quality monitoring. The Company provides flow measurement technology to primarily measure water, but also other fluids, gases and steam. This technology is critical to provide baseline usage data and to quantify reductions as customers attempt to reduce consumption. For example, once water usage metrics are better understood, a strategy for water-use reduction can be developed with specific water-reduction initiatives targeted to those areas where it is most viable. With the Company's technology, customers have found costly leaks, pinpointed equipment in need of repair, and identified areas for process improvements.

Increasingly, customers in the utility water market are interested in more frequent and diverse data collection and the use of water metering, pressure and quality analytics to evaluate water distribution system activity. Specifically, AMI technology enables water utilities to capture readings from each meter at more frequent and variable intervals. There are more than 50,000 water utilities in the United States and the Company estimates that more than 70% of their respective connections have converted to a radio solution, of which the Company estimates approximately half still utilize AMR technology. The Company believes it is well positioned to meet the continuing conversion trends to AMI with its comprehensive radio and software solutions.

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

Finally, the concept of “Smart Cities” is one avenue to affect efficient city operations, conserve resources and improve service and delivery. Smart water solutions (“Smart Water”) are those that provide actionable information through data analytics from an interconnected and interoperable network of sensors and devices that help people and organizations efficiently use and conserve water. Badger Meter is well positioned to benefit from the advancement of Smart Water applications. With its strong relationship with major cellular network providers, Badger Meter stays abreast of emerging cellular technology changes which the Company believes is the premier infrastructure-free AMI solution.

Acquisitions

Effective January 1, 2023, the Company acquired 100% of the outstanding stock of Syrinix Ltd. ("Syrinix"), headquartered in the United Kingdom, a provider of high-frequency pressure monitoring and leak detection solutions.

The total purchase consideration for Syrinix, net of cash acquired, was $17.1 million. The Company's allocation of the purchase price at June 30, 2023 included $0.6 million of Receivables, $0.7 million of Inventories, $0.4 million of Other assets, $7.7 million of Intangible assets and $12.0 million of Goodwill. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 13 to 15 years. The Company also assumed $1.9 million of Payables, $2.0 million of Deferred income taxes and $0.4 million of Other liabilities as part of the acquisition.

The preliminary allocation of purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of June 30, 2023, the Company has not completed its analysis for estimating the fair value of the assets acquired.

Revenue and Product Mix

As the industry continues to evolve, the Company has been at the forefront of innovation across metering, radio and software technologies in order to meet its customers’ increasing expectations for accurate and actionable data and analytics. As technologies such as ORION Cellular and BEACON digital solutions have become more readily adopted, the Company's revenue from Software as a Service (SaaS) has increased significantly, albeit from a small base, and is margin accretive.

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

Results of Operations - Three Months Ended June 30, 2023

Net Sales

The Company's net sales for the three months ended June 30, 2023 were $175.9 million, an increase of 27.6% compared to $137.8 million during the same period in 2022. Sales into the utility water market were $150.9 million, an increase of 32.1% from the prior year’s $114.2 million. Utility water net sales grew as a result of increased customer adoption of cellular AMI solutions, including ORION® Cellular endpoint and BEACON® SaaS revenues, as well as increased meter volumes, specifically ultrasonic meters. Sales of products into the global flow instrumentation end markets were $25.0 million compared to the prior year’s $23.6 million, an increase of 5.6%. Flow instrumentation sales increased as a result of steady order demand within the water-focused end markets and modest growth in other industrial markets.

Earnings

Total operating earnings for the three months ended June 30, 2023 were $29.5 million, or 16.8% of sales, compared to $22.1 million, or 16.0% of sales, in the comparable prior year quarter. Gross margin dollars increased $14.7 million, with gross margin as a percent of sales of 39.5%, a slight decrease from 39.7% in the prior year comparable quarter. Gross margin in the current quarter benefited from higher volumes, improving supply chain conditions, value-based pricing and stabilization of inflationary pressures. Selling, engineering and administration (“SEA”) expenses were $39.9 million or 22.7% of sales compared to $32.7 million or 23.7% in the comparable prior year quarter. The increase in SEA includes higher personnel-related costs such as headcount, salaries, sales and management incentives and travel expenses as well as the addition of Syrinix, including the associated intangible asset amortization.

The provision for income taxes as a percentage of earnings before income taxes for the quarter ended June 30, 2023 was 25.8% compared to 24.4% for the comparable prior year period. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the three months ended June 30, 2023 were $22.5 million, or $0.76 per diluted share, compared to $16.7 million, or $0.57 per diluted share, for the same period in 2022.

Results of Operations - Six Months Ended June 30, 2023

Net Sales

The Company's net sales for the six months ended June 30, 2023 were $335.0 million compared to $270.2 million during the same period in 2022. Sales into the utility water market were $283.1 million, an increase of 26.1% from the prior year’s $224.5 million. Utility water net sales grew as a result of increased ultrasonic meter, ORION® Cellular endpoint, and BEACON® SaaS revenues, as well as value-based pricing. Sales of products into the global flow instrumentation end markets were $51.9 million compared to the prior year’s $45.7 million, an increase of 13.4%. Flow instrumentation sales increased due to strong demand across the majority of end-markets and applications.

Earnings

Total operating earnings for the six months ended June 30, 2023 were $54.5 million, or 16.3% of sales, compared to $40.9 million, or 15.2% of sales, in the comparable prior year period. Gross margin dollars increased $26.8 million, with gross margin as a percent of sales of 39.5%, an increase from 39.0% in the prior year comparable period. Gross margin improvement is the result of favorable product mix, production efficiencies resulting from easing supply chain constraints, and value-based pricing actions. SEA expenses were $77.7 million or 23.2% of sales compared to $64.5 million or 23.9% in the comparable prior year period. The year-over-year improvement in SEA expense leverage is the result of effective spending controls and higher sales.

The provision for income taxes as a percentage of earnings before income taxes for the six months ended June 30, 2023 was 25.1% compared to 24.1% for the comparable prior year period. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the six months ended June 30, 2023 were $41.9 million, or $1.42 per diluted share, compared to $31.0 million, or $1.06 per diluted share, for the same period in 2022.

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

Primary Working Capital

The Company uses primary working capital (“PWC”) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve-month Net sales. The following table shows the components of our PWC:

	June 30, 2023		December 31, 2022
(In thousands)	$	PWC%	$	PWC%
Receivables	$84,020	13.3%	$76,651	13.5%
Inventories	144,749	23.0%	119,856	21.2%
Payables	(81,104)	-12.9%	(71,440)	-12.6%
Primary Working Capital	$147,665	23.4%	$125,067	22.1%

Overall, PWC increased $22.6 million compared to the previous year-end. Receivables at June 30, 2023 increased $7.4 million due to higher sales activity. Inventories increased $24.9 million due to component cost inflation and higher safety stock levels associated with varied component shortages. Payables at June 30, 2023 were $9.7 million higher than year-end due to inflationary increases, increased inventory balance and the timing of payments relative to quarter end.

Cash Provided by Operations

Cash provided by operations in the first six months of 2023 was $40.7 million compared to $28.9 million in the same period of 2022. Higher net earnings, offset by increased working capital balances, contributed to the increase in cash provided by operations compared to the same period in 2022.

Property, plant and equipment expenditures for the first six months of 2023 were $6.9 million compared to $2.8 million in the comparable prior year period.

Cash and cash equivalents increased to $141.8 million from $138.1 million at December 31, 2022, the result of the $40.7 million cash provided by operations, offset by the $17.1 million (net of cash acquired) deployed to acquire Syrinix and payment of quarterly dividends.

The Company's credit facility includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company's financial flexibility including an increase feature, acquisition holiday, and favorable financial covenants. The Company was in compliance with all covenants as of June 30, 2023. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $156.8 million of unused credit lines available at June 30, 2023.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2022 and the first two quarters of 2023 were not material.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2023. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President – Chief Financial Officer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II – Other Information

Item 1A Risk Factors

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In February 2023, the Board of Directors authorized the repurchase of up to 200,000 shares of the Company's Common Stock through February 2026. The Company did not make any purchases of equity securities under the repurchase program during the quarter ended June 30, 2023.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
April 1, 2023 - April 30, 2023	-	$-	-	200,000
May 1, 2023 - May 31, 2023	-	$-	-	200,000
June 1, 2023 - June 30, 2023	-	$-	-	200,000
Total as of June 30, 2023	-		-	200,000

Item 5 Other Information

During the second quarter of 2023, none of our directors or executive officers adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

Item 6 Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1

Restated Articles of Incorporation (as in effect as of August 8, 2008)

[Incorporated by reference to Exhibit (3.2) to Badger Meter, Inc's Quarterly Report on Form 10-Q for the period ended September 30, 2008 (Commission File No. 001-06706)]

3.2

Articles of Amendment to the Restated Articles of Incorporation of Badger Meter, Inc.

[Incorporated by reference to Exhibit (3.1) to Badger Meter, Inc.'s Form 8-K, filed on May 1, 2023 (Commission File No. 001-06706)]

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) the Consolidated Condensed Statements of Shareholders’ Equity and (vi) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: July 25, 2023	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

	By	/s/ Robert A. Wrocklage
Robert A. Wrocklage
Senior Vice President – Chief Financial Officer

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President – Controller