Form 10-Q
period 2023-09-30
BADGER METER INC
filed 2023-10-24
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 11, 2023 there were 29,346,874 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended September 30, 2023

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

Part I – Financial Information

Item 1 Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	(Unaudited)
	(In thousands)
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$162,910	$138,052
Receivables	89,063	76,651
Inventories:
Finished goods	34,910	31,350
Work in process	35,940	23,577
Raw materials	76,938	64,929
Total inventories	147,788	119,856
Prepaid expenses and other current assets	23,191	13,273
Total current assets	422,952	347,832
Property, plant and equipment, at cost	227,998	220,945
Less accumulated depreciation	(153,559)	(147,403)
Net property, plant and equipment	74,439	73,542
Intangible assets, at cost less accumulated amortization	54,634	53,607
Other assets	12,225	14,048
Deferred income taxes	12,809	12,757
Goodwill	112,698	101,261
Total assets	$689,757	$603,047
Liabilities and shareholders’ equity
Current liabilities:
Payables	$84,997	$71,440
Accrued compensation and employee benefits	25,502	20,513
Warranty and after-sale costs	10,820	9,606
Other current liabilities	7,463	8,753
Total current liabilities	128,782	110,312
Other long-term liabilities	53,131	37,808
Deferred income taxes	6,441	4,648
Accrued non-pension postretirement benefits	3,647	3,917
Other accrued employee benefits	5,050	3,940
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock: $1 par; authorized 80,000,000 and 40,000,000 shares in 2023 and 2022, respectively; issued 37,221,098 shares in 2023 and 2022	37,221	37,221
Capital in excess of par value	57,962	53,282
Reinvested earnings	441,922	395,155
Accumulated other comprehensive loss	(7,399)	(5,983)
Less: Treasury stock, at cost, 7,874,224 shares in 2023 and 7,928,071 shares in 2022	(37,000)	(37,253)
Total shareholders’ equity	492,706	442,422
Total liabilities and shareholders’ equity	$689,757	$603,047

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2023	2022	2023	2022

Net sales	$186,193	$148,009	$521,152	$418,244
Cost of sales	113,470	90,487	316,179	255,239
Gross margin	72,723	57,522	204,973	163,005
Selling, engineering and administration	41,301	33,651	119,003	98,184
Operating earnings	31,422	23,871	85,970	64,821
Interest income, net	(1,200)	(108)	(2,649)	(86)
Other pension and postretirement costs	32	32	97	97
Earnings before income taxes	32,590	23,947	88,522	64,810
Provision for income taxes	6,621	6,014	20,645	15,853
Net earnings	$25,969	$17,933	$67,877	$48,957

Earnings per share:
Basic	$0.89	$0.61	$2.32	$1.68
Diluted	$0.88	$0.61	$2.30	$1.67

Dividends declared per common share	$0.27	$0.23	$0.72	$0.63

Shares used in computation of earnings per share:
Basic	29,294,886	29,215,982	29,275,445	29,211,488
Impact of dilutive securities	178,488	156,482	173,030	151,609
Diluted	29,473,374	29,372,464	29,448,475	29,363,097

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2023	2022	2023	2022
Net earnings	$25,969	$17,933	$67,877	$48,957
Other comprehensive loss:
Foreign currency translation adjustments	(3,158)	(5,424)	(1,313)	(13,104)
Pension and postretirement benefits, net of tax	(38)	(16)	(103)	(16)
Comprehensive income	$22,773	$12,493	$66,461	$35,837

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	(Unaudited) (In thousands)
	2023	2022
Operating activities:
Net earnings	$67,877	$48,957
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	8,100	8,413
Amortization	12,820	11,748
Deferred income taxes	(401)	24
Noncurrent employee benefits	(274)	(138)
Stock-based compensation expense	3,963	2,170
Changes in:
Receivables	(11,855)	(18,860)
Inventories	(27,628)	(16,207)
Payables	12,282	23,870
Prepaid expenses and other assets	(7,279)	(9,405)
Other liabilities	14,567	2,171
Total adjustments	4,295	3,786
Net cash provided by operations	72,172	52,743
Investing activities:
Property, plant and equipment expenditures	(9,949)	(4,690)
Acquisitions, net of cash acquired	(17,127)	-
Net cash used for investing activities	(27,076)	(4,690)
Financing activities:
Dividends paid	(21,134)	(18,292)
Proceeds from exercise of stock options	967	61
Repurchase of treasury stock	-	(427)
Net cash used for financing activities	(20,167)	(18,658)
Effect of foreign exchange rates on cash	(71)	(1,782)
Increase in cash and cash equivalents	24,858	27,613
Cash and cash equivalents – beginning of period	138,052	87,174
Cash and cash equivalents – end of period	$162,910	$114,787

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter and year-to-date ended September 30,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, June 30, 2022	$37,221	$51,015	$372,856	$(7,544)	$(37,365)	$416,183
Net earnings	-	-	17,933	-	-	17,933
Pension and postretirement benefits (net of $(5) tax effect)	-	-	-	(16)	-	(16)
Foreign currency translation	-	-	-	(5,424)	-	(5,424)
Cash dividends of $0.23 per share	-	-	(6,582)	-	-	(6,582)
Stock options exercised	-	50	-	-	11	61
Stock-based compensation	-	704	-	-	-	704
Issuance of treasury stock (2 shares)	-	11	-	-	(11)	-
Balance, September 30, 2022	$37,221	$51,780	$384,207	$(12,984)	$(37,365)	$422,859

Balance, December 31, 2021	$37,221	$49,224	$353,535	$136	$(37,046)	$403,070
Net earnings	-	-	48,957	-	-	48,957
Pension and postretirement benefits (net of $(5) tax effect)	-	-	-	(16)	-	(16)
Foreign currency translation	-	-	-	(13,104)	-	(13,104)
Cash dividends of $0.63 per share	-	-	(18,285)	-	-	(18,285)
Stock options exercised	-	50	-	-	11	61
Stock-based compensation	-	2,170	-	-	-	2,170
Purchase of common stock for treasury stock	-	-	-	-	(427)	(427)
Issuance of treasury stock (28 shares)	-	336	-	-	97	433
Balance, September 30, 2022	$37,221	$51,780	$384,207	$(12,984)	$(37,365)	$422,859

Balance, June 30, 2023	$37,221	$55,833	$423,877	$(4,203)	$(37,136)	$475,592
Net earnings	-	-	25,969	-	-	25,969
Pension and postretirement benefits (net of $(5) tax effect)	-	-	-	(38)	-	(38)
Foreign currency translation	-	-	-	(3,158)	-	(3,158)
Cash dividends of $0.27 per share	-	-	(7,924)	-	-	(7,924)
Stock options exercised	-	774	-	-	135	909
Stock-based compensation	-	1,356	-	-	-	1,356
Issuance of treasury stock (<1 shares)	-	(1)	-	-	1	-
Balance, September 30, 2023	$37,221	$57,962	$441,922	$(7,399)	$(37,000)	$492,706

Balance, December 31, 2022	$37,221	$53,282	$395,155	$(5,983)	$(37,253)	$442,422
Net earnings	-	-	67,877	-	-	67,877
Pension and postretirement benefits (net of $(26) tax effect)	-	-	-	(103)	-	(103)
Foreign currency translation	-	-	-	(1,313)	-	(1,313)
Cash dividends of $0.72 per share	-	-	(21,110)	-	-	(21,110)
Stock options exercised	-	824	-	-	143	967
Stock-based compensation	-	3,963	-	-	-	3,963
Issuance of treasury stock (24 shares)	-	(107)	-	-	110	3
Balance, September 30, 2023	$37,221	$57,962	$441,922	$(7,399)	$(37,000)	$492,706

* Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company's consolidated condensed financial position at September 30, 2023 and December 31, 2022, results of operations, comprehensive income, and statements of shareholders’ equity for the three and nine-month periods ended September 30, 2023 and 2022, and cash flows for the nine-month period ended September 30, 2023 and 2022. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Balance at beginning of period	$11,045	$10,859	$9,606	$12,868
Net additions charged to earnings	3,476	1,312	8,355	3,564
Costs incurred	(3,701)	(1,802)	(7,141)	(6,063)
Balance at end of period	$10,820	$10,369	$10,820	$10,369

Note 3 Accumulated Other Comprehensive Loss

Components of and changes in accumulated other comprehensive loss at September 30, 2023 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$994	$(6,977)	$(5,983)
Other comprehensive loss before reclassifications	-	(1,313)	(1,313)
Amounts reclassified from accumulated other comprehensive loss, net of tax of ($26)	(103)	-	(103)
Net current period other comprehensive loss, net of tax	(103)	(1,313)	(1,416)
Accumulated other comprehensive loss	$891	$(8,290)	$(7,399)

Components of and changes in accumulated other comprehensive loss at September 30, 2022 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$394	$(258)	$136
Other comprehensive loss before reclassifications	-	(13,104)	(13,104)
Amounts reclassified from accumulated other comprehensive loss, net of tax of ($5)	(16)	-	(16)
Net current period other comprehensive loss, net of tax	(16)	(13,104)	(13,120)
Accumulated other comprehensive loss	$378	$(13,362)	$(12,984)

Details of reclassifications out of accumulated other comprehensive income during the nine months ended September 30, 2023 and 2022 are immaterial.

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

The total purchase consideration for Syrinix, net of cash acquired, was $17.1 million. The Company's allocation of the purchase price at September 30, 2023 included $0.6 million of Receivables, $0.7 million of Inventories, $0.4 million of Other assets, $7.7 million of Intangible assets and $12.0 million of Goodwill. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 13 to 15 years. The Company also assumed $1.9 million of Payables, $2.0 million of Deferred income taxes and $0.4 million of Other liabilities as part of the acquisition.

The preliminary allocation of purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of September 30, 2023, the Company has not completed its analysis for estimating the fair value of the assets acquired.

Note 5 Contingencies, Litigation and Commitments

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2022 and the first nine months of 2023 were not material.

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

The Company's earnings before incomes taxes, provision for income taxes, and effective income tax rate are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Earnings before income taxes	$32,590	$23,947	$88,522	$64,810
Provision for income taxes	6,621	6,014	20,645	15,853
Effective income tax rate	20.3%	25.1%	23.3%	24.5%

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

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Revenues:
United States	$165,897	$128,434	$459,976	$362,012
Foreign:
Asia	3,598	4,257	10,159	11,384
Canada	3,476	3,761	9,982	9,669
Europe	9,743	7,489	30,257	22,842
Mexico	643	1,034	2,130	2,419
Middle East	2,217	2,475	6,917	6,258
Other	619	559	1,731	3,660
Total	$186,193	$148,009	$521,152	$418,244

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended				Nine months ended
	September 30,				September 30,
(In thousands)	2023		2022		2023		2022
Revenue recognized over time	$11,227	6.0%	$9,324	6.3%	$31,896	6.1%	$25,554	6.1%
Revenue recognized at a point in time	174,966	94.0%	138,685	93.7%	489,256	93.9%	392,690	93.9%
Total	$186,193	100.0%	$148,009	100.0%	$521,152	100.0%	$418,244	100.0%

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

The closing balances of the Company's receivables and contract liabilities are as follows:

	September 30, 2023	December 31, 2022
(In thousands)
Receivables	$89,063	$76,651
Contract liabilities	57,304	40,700

Contract liabilities are included in Payables and Other long-term liabilities on the Company's Consolidated Condensed Balance Sheets. The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables in the nine-month period ended September 30, 2023 and twelve-month period ended December 31, 2022.

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

As of September 30, 2023, the Company had certain contracts with unsatisfied performance obligations. For contracts recorded as contract liabilities, $57.3 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $3.5 million in 2023, $8.2 million in 2024, $6.1 million in 2025, $5.2 million in 2026, $4.6 million in 2027, $3.9 million in 2028 and $25.8 million thereafter.

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

	September 30, 2023	December 31, 2022
(In thousands)
Right-of-use assets	$5,903	$6,533
Lease liabilities	6,146	6,792

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
(In thousands)
Operating lease expense	$852	$819	$2,552	$2,517
Variable and short-term lease expense	41	37	117	140
Rent expense	$893	$856	$2,669	$2,657

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company's lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of September 30, 2023 and December 31, 2022, the remaining lease term on the Company's leases was 5.2 years. As of September 30, 2023 and December 31, 2022, the discount rate was 5.0%. The future minimum lease payments to be paid under operating leases are as follows:

September 30, 2023
(In thousands)
2023 (remaining three months)	$625
2024	2,501
2025	1,922
2026	807
2027	198
2028	123
Thereafter	881
Total future lease payments	7,057
Present value adjustment	(911)
Present value of future lease payments	$6,146

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

Utility water, the largest sales product line, is comprised of either mechanical or static (ultrasonic) water meters along with the related radio and software technologies and services used by water utilities as the basis for generating their water and wastewater revenues, enabling operating efficiencies and engaging with their end consumers. It further comprises other sensor technology used in the water distribution system to ensure the safe and efficient delivery of clean water. These sensors are used to detect pressure anomalies or leaks in the distribution piping system and to monitor various water quality parameters throughout the distribution system. The data from these various instruments and sensors can be incorporated into the software offerings to create actionable insights for utility operators. The largest geographic market for the Company's utility water products is North America, primarily the United States, because most of the Company's meters are designed and manufactured to conform to standards promulgated by the American Water Works Association. The majority of water meters sold by the Company continue to be mechanical in nature; however, static meters are an increasing percentage of the water meters sold by the Company and in the industry, due to a variety of attributes, including their ability to maintain measurement accuracy over their useful life. Providing ultrasonic water meter technology, advanced radio technology and software, provides the Company with the opportunity to sell into other geographical markets, for example the Middle East, Europe and Southeast Asia.

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

Information and analytics are critical to the smart water ecosystem. The Company's BEACON software suite improves utility near real-time visibility to their water including usage, pressure and quality. BEACON is a secure, cloud-hosted software suite that includes a customizable dashboard and has the ability to establish alerts for specific conditions. It also allows for consumer engagement tools that permit end water users (such as homeowners) to view and manage their water usage activity. Benefits to the utility include improved customer service, increased visibility through faster leak detection, pressure and quality monitoring, the ability to promote and quantify the effects of its water conservation efforts, and easier compliance reporting.

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

The Company's net sales and corresponding net earnings depend on unit volume and product mix, with the Company generally earning higher average selling prices and margins on meters coupled with radio technology, software, and on ultrasonic compared to mechanical meters. The Company also sells registers and endpoints separately to customers who wish to upgrade their existing meters in the field.

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

Long-Term Business Trends

Across the globe, increasing regulations, aging infrastructure, labor challenges, and a focus on climate-change and sustainability are driving companies and utilities to better manage critical resources like water. Some customers measure fluids to identify leaks, control costs or add measurement points to help automate manufacturing. Other customers employ measurement to comply with government mandates and laws including those associated with process and discharge water quality monitoring. The Company provides flow measurement technology to primarily measure water, but also other fluids, gases and steam. This technology is critical to provide baseline usage data and to quantify reductions as customers attempt to reduce consumption. For example, once water usage metrics are better understood, a strategy for water-use reduction can be developed with specific water-reduction initiatives targeted to those areas where it is most viable. With the Company's technology, customers have found costly leaks, pinpointed equipment in need of repair, and identified areas for process improvements.

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

In addition, certain water utilities are converting from mechanical to static meters. Ultrasonic water metering maintains a high level of measurement accuracy over the life of the meter, reducing a utility’s non-revenue water. The Company has over a decade of proven reliability in the market with its ultrasonic meters, which the Company believes increases its competitive differentiation.

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

The total purchase consideration for Syrinix, net of cash acquired, was $17.1 million. The Company's allocation of the purchase price at September 30, 2023 included $0.6 million of Receivables, $0.7 million of Inventories, $0.4 million of Other assets, $7.7 million of Intangible assets and $12.0 million of Goodwill. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 13 to 15 years. The Company also assumed $1.9 million of Payables, $2.0 million of Deferred income taxes and $0.4 million of Other liabilities as part of the acquisition.

The preliminary allocation of purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of September 30, 2023, the Company has not completed its analysis for estimating the fair value of the assets acquired.

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

Results of Operations - Three Months Ended September 30, 2023

Net Sales

The Company's net sales for the three months ended September 30, 2023 were $186.2 million, an increase of 25.8% compared to $148.0 million during the same period in 2022. Sales into the utility water market were $160.8 million, an increase of 30.6% from the prior year’s $123.1 million. The Company's net sales grew as a result of robust adoption of cellular AMI solutions, specifically ORION Cellular endpoint and BEACON SaaS revenues, as well as an increased proportion of ultrasonic meters. Sales of products into the flow instrumentation end markets were $25.4 million compared to the prior year’s $24.9 million, an increase of 1.8%. Flow instrumentation sales increased as a result of steady order demand within the water-focused end markets, offset by modest decline in other industrial markets.

Earnings

Total operating earnings for the three months ended September 30, 2023 were $31.4 million, or 16.9% of sales, compared to $23.9 million, or 16.1% of sales, in the comparable prior year quarter. Gross margin dollars increased $15.2 million, with gross margin as a percent of sales of 39.1%, an increase from 38.9% of sales in the prior year comparable quarter. Gross margin improvement in the current year was driven by higher volumes and favorable sales mix. Selling, engineering and administration (“SEA”) expenses were $41.3 million or 22.2% of sales compared to $33.7 million or 22.7% of sales in the comparable prior year quarter. The increase in spending primarily relates to higher personnel-related investments, while the year-over-year improvement in SEA expense leverage was the result of effective spending controls and higher sales.

The provision for income taxes as a percentage of earnings before income taxes for the quarter ended September 30, 2023 was 20.3% compared to 25.1% for the comparable prior year period. The current year quarter effective tax rate included a discrete income tax benefit related to stock option exercises and restricted stock vesting transactions. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the three months ended September 30, 2023 were $26.0 million, or $0.88 per diluted share, compared to $17.9 million, or $0.61 per diluted share, for the same period in 2022.

Results of Operations - Nine Months Ended September 30, 2023

Net Sales

The Company's net sales for the nine months ended September 30, 2023 were $521.2 million, an increase of 24.6%, compared to $418.2 million during the same period in 2022. Sales into the utility water market were $443.9 million, an increase of 27.7% from the prior year’s $347.6 million. The Company's net sales grew as a result of increased ultrasonic meter, ORION Cellular endpoint and BEACON SaaS revenues, as well as value-based pricing actions. Sales of products into the global flow instrumentation end markets were $77.3 million compared to the prior year’s $70.6 million, an increase of 9.3%. Flow instrumentation sales increased due to steady demand across the majority of end-markets and applications.

Earnings

Total operating earnings for the nine months ended September 30, 2023 were $86.0 million, or 16.5% of sales, compared to $64.8 million, or 15.5% of sales, in the comparable prior year period. Gross margin dollars increased $42.0 million, with gross margin as a percent of sales of 39.3%, an increase from 39.0% of sales in the prior year comparable period. Gross margin improvement was the result of favorable product mix, production efficiencies resulting from easing supply chain constraints, and value-based pricing actions. SEA expenses were $119.0 million or 22.8% of sales compared to $98.2 million or 23.5% of sales in the comparable prior year period. The increase in spending primarily relates to higher personnel-related investments, while the year-over-year improvement in SEA expense leverage was the result of effective spending controls and higher sales.

The provision for income taxes as a percentage of earnings before income taxes for the nine months ended September 30, 2023 was 23.3% compared to 24.5% for the comparable prior year period. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the nine months ended September 30, 2023 were $67.9 million, or $2.30 per diluted share, compared to $49.0 million, or $1.67 per diluted share, for the same period in 2022.

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

Primary Working Capital

The Company uses primary working capital (“PWC”) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve-month Net sales. The following table shows the components of our PWC:

	September 30, 2023		December 31, 2022
(In thousands)	$	PWC%	$	PWC%
Receivables	$89,063	13.3%	$76,651	13.5%
Inventories	147,788	22.1%	119,856	21.2%
Payables	(84,997)	-12.7%	(71,440)	-12.6%
Primary Working Capital	$151,854	22.7%	$125,067	22.1%

Overall, PWC increased $26.8 million compared to the previous year-end. Receivables at September 30, 2023 increased $12.4 million due to higher sales activity. Inventories increased $27.9 million due to component cost inflation, higher safety stock levels and increased sales activity. Payables at September 30, 2023 were $13.5 million higher than year-end due to inflationary increases, increased inventory balance and the timing of payments relative to quarter end.

Cash Provided by Operations

Cash provided by operations in the first nine months of 2023 was $72.2 million compared to $52.7 million in the same period of 2022. Higher net earnings, offset by increased working capital balances, contributed to the increase in cash provided by operations compared to the same period in 2022.

Property, plant and equipment expenditures for the first nine months of 2023 were $9.9 million compared to $4.7 million in the comparable prior year period.

Cash and cash equivalents increased to $162.9 million from $138.1 million at December 31, 2022, the result of the $72.2 million cash provided by operations, offset by the $17.1 million (net of cash acquired) deployed to acquire Syrinix and payment of quarterly dividends.

The Company's credit facility includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company's financial flexibility including an increase feature, acquisition holiday, and favorable financial covenants. The Company was in compliance with all covenants as of September 30, 2023. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $154.2 million of unused credit lines available at September 30, 2023.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2022 and the first three quarters of 2023 were not material.

See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of risks and uncertainties that could impact the Company's financial performance and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company's off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Off-Balance Sheet Arrangements" and "Contractual Obligations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and have not materially changed since that report was filed unless otherwise indicated in this Quarterly Report on Form 10-Q.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

The Company's quantitative and qualitative disclosures about market risk are included in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risks" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and have not materially changed since that report was filed.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2023. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President – Chief Financial Officer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II – Other Information

Item 1A Risk Factors

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In February 2023, the Board of Directors authorized the repurchase of up to 200,000 shares of the Company's Common Stock through February 2026. The Company did not make any purchases of equity securities under the repurchase program during the quarter ended September 30, 2023.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
July 1, 2023 - July 31, 2023	-	$-	-	200,000
August 1, 2023 - August 31, 2023	-	$-	-	200,000
September 1, 2023 - September 30, 2023	-	$-	-	200,000
Total as of September 30, 2023	-		-	200,000

Item 5 Other Information

During the third quarter of 2023, none of our directors or executive officers adopted or terminated any "Rule 10b5-1 trading arrangement" or non-Rule 10b-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) the Consolidated Condensed Statements of Shareholders’ Equity and (vi) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: October 24, 2023	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

	By	/s/ Robert A. Wrocklage
Robert A. Wrocklage
Senior Vice President – Chief Financial Officer

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President – Controller