Form 10-K
period 2023-12-31
BADGER METER INC
filed 2024-02-16
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of June 30, 2023, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $4.30 billion. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $147.56 per share, the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 2023, and (ii) each of the Company's executive officers and directors is deemed to be an affiliate of the Company.

As of January 31, 2024, there were 29,352,121 shares of Common Stock outstanding with a par value of $1 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year, are incorporated by reference from the definitive Proxy Statement into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties. Some risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements include those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2023.

PART I

ITEM 1. BUSINESS

Badger Meter, Inc. (the “Company”) is a leading innovator, manufacturer and marketer of products incorporating flow measurement, quality, control and other system solutions serving markets worldwide. The Company was incorporated in 1905.

Throughout this 2023 Annual Report on Form 10-K, the words “we,” “us” and “our” refer to the Company.

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

Market Overview, Products and Solutions

With more than a century of water technology innovation, Badger Meter is a global provider of industry leading water management solutions, with nearly 95% of net sales derived from water-related applications. These tailorable solutions encompass smart measurement hardware, reliable communications, data and analytics software as well as ongoing support and expertise essential to optimize customers' operations and contribute to the sustainable use and protection of the world’s most precious resource.

The Company’s smart measurement hardware is primarily comprised of the following product families:

•
meters that measure the flow of water and other fluids and are known for accuracy, long-lasting durability and for providing valuable and timely flow measurement data.
•
water quality monitoring solutions, including optical sensing and electrochemical instruments that provide real-time, on-demand data parameters.
•
high frequency pressure and acoustic leak detection hardware that provides real-time monitoring data.

The Company’s broad range of communication solutions include the ORION® branded family of radio endpoints, providing customers with a choice of industry-leading options for communicating data from hardware into usable applications.

The Company’s hardware-enabled software provides the insights and analytics critical to the holistic management of our customers’ water systems. These digital solutions increase visibility, empowering customers to monitor system performance and make decisions aiding efficiency, resiliency, and sustainability.

The Company also provides training, project management, technical support and other collaborative services for customers.

The Company’s solutions fall into two product lines: sales of meters, water quality sensors and other hardware, communication, and software and related technologies, to water utilities (utility water) and sales of meters, other sensing instruments, valves, software and other solutions to commercial and industrial customers, including water related applications (flow instrumentation).

Utility Water Product Line (approximately 85% of Net Sales in 2023)

Utility water smart metering solutions are comprised of water meters along with the related radio and software technologies and services used by water utilities as the basis for generating their water and wastewater revenues, enabling operating efficiencies and engaging with their end consumers. This product line further comprises other instruments and sensors used in the water distribution system to ensure the safe and efficient delivery of clean water. These sensors are used to detect leaks and to monitor various water quality parameters throughout the distribution system. The largest geographic market in which the Company operates is North America, primarily the United States. The majority of water meters sold are mechanical in nature, with increasing adoption over time of ultrasonic (static) metering technology due to a variety of attributes, including their ability to maintain measurement accuracy over their useful life.

Utility water meters (both residential and commercial sizes) are generally classified as either manually read meters or remotely read meters via radio technology. A manually read meter consists of a water meter and a register that provides a visual totalized meter reading. Meters equipped with radio technology (endpoints) receive flow measurement data from battery-powered encoder registers attached to the water meter, which is encrypted and transmitted via radio frequency to a receiver that collects and formats the data appropriately for water utility usage and billing systems. These remotely read systems are classified as either automatic meter reading (AMR) systems, where a vehicle equipped for meter reading purposes collects the data from the utilities’ meters, or advanced metering infrastructure (AMI) systems, where data is gathered utilizing a network (either fixed or cellular) of data collectors or gateway receivers that are able to receive radio data transmission from the utilities’ meters. Among other benefits, AMI systems eliminate the need for utility personnel to drive through service territories to collect data from the meters and provide utilities with more frequent and diverse data from their meters at specified intervals.

The ORION® family of endpoints offers water utilities a choice of industry-leading options for communicating meter reading and event data. ORION Cellular endpoints power our Network as a Service (NaaS) approach to AMI, eliminating the need for the utility to install or maintain infrastructure, enabling rapid or gradual deployment, and enhancing network reliability. ORION mobile read endpoints support customers looking to deploy an AMR solution.

Information and analytics are critical to the smart water ecosystem. The Company’s BEACON® Software as a Service (SaaS), amongst others, improves utility visibility to their water and water usage. BEACON is a secure, cloud-hosted software suite that includes a customizable dashboard and has the ability to establish alerts for specific conditions. It also allows for consumer engagement tools that permit end water users (such as homeowners) to view and manage their water usage activity. Benefits to the utility include improved customer service, increased visibility through faster leak detection, the ability to promote and quantify the effects of its water conservation efforts, and easier compliance reporting.

Water meter replacement and the adoption and deployment of new technologies comprise the majority of smart water product sales, including radio products. To a much lesser extent, housing starts also contribute to sales annually. The industry continues to undergo a conversion from manually read water meters to meters with radio technology, and for AMR systems to be upgraded to digital AMI solutions. The Company estimates that approximately one-third of water meters installed in the United States have been converted to AMI systems.

In addition, the Company provides various other hardware, instruments and sensors, and related software, to enhance the scope and breadth of connected data valuable to a water utility's operation. This includes water quality monitoring solutions utilizing optical sensors and electrochemical instruments that measure a variety of parameters including turbidity, pH, chlorine, nitrates and approximately 40 others. Utilizing these solutions, water quality can be monitored continually or periodically throughout the network from its original source to the point in which it is recycled and returned. Real-time water quality parameters enhance the scope of actionable data for water utilities to improve operational security, awareness and efficiency. It also includes high frequency pressure and leak detection sensors that provide real-time alarms and event location triangulation to aid operators in responding to burst pipe and other leak events quickly, reducing water loss and system downtime. The data and insights collected from these additional operational sensors are often conveyed by cellular networks and can be leveraged alongside of the metering data within BEACON to unlock powerful insights about the operations of a customer's distribution network.

The Company’s net sales and corresponding net earnings depend on unit volume and product mix, with the Company generally earning higher average selling prices and margins on meters coupled with radio technology, software, water quality monitoring and on ultrasonic compared to mechanical meters.

Flow Instrumentation Product Line (approximately 15% of Net Sales in 2023)

The flow instrumentation product line primarily serves water applications throughout the broader industrial market, with both standard and customized solutions. This product line includes meters, valves and other sensing instruments sold worldwide to measure and control the quantity of fluids, including water, air, steam, and other liquids and gases. These products, oftentimes leveraging the same technologies used in utility water, are used in a variety of industries and applications, with the Company’s primary market focus being water/wastewater, heating, ventilating and air conditioning (HVAC) and corporate sustainability. Flow instrumentation products are generally sold through manufacturers’ representatives and original equipment manufacturers as the primary flow measurement device within a product or system. Specialized communication protocols that control the entire flow measurement process and mandatory certifications drive these markets.

The industries served by the Company’s flow instrumentation products face accelerating demands to contain costs, reduce product variability, and meet ever-changing safety, regulatory and sustainability requirements. To address these challenges, customers must reap more value from every component in their systems. This system-wide scrutiny has heightened the focus on flow instrumentation and water quality monitoring in wastewater treatment, industrial process, building automation and precision engineering applications where flow measurement, quality and control are critical.

The Company offers one of the broadest flow measurement, control and communication portfolios in the market. Customers rely on the Company for application-specific solutions that deliver accurate, timely and dependable flow data and control essential for product quality, cost control, safer operations, regulatory compliance and more sustainable operations.

Customers and Competition

The Company's products are sold throughout the world through employees, resellers and representatives, with utility water sales largely via a direct salesforce and regional distributors, and flow instrumentation sales largely via representatives and distributors. No single customer accounts for more than 10% of the Company's sales.

The Company faces competition for both its utility water and flow instrumentation product lines. Major competitors for utility water meters include Roper Technologies, Inc. (“Neptune”) and Xylem, Inc. (“Sensus”). Together with Badger Meter, it is estimated that these companies sell roughly 85% of the water meters in the North American market. The remaining market share is comprised of competitors such as Master Meter, Inc., Mueller Water Products, Inc., Kamstrup A/S and Diehl Metering GmbH depending on the metering technology.

The Company’s primary competitors for utility water radio products in North America are Hubbel, Inc. (Aclara Technologies), Itron, Inc., Neptune and Sensus.

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

There are many competitors in the flow instrumentation markets due to the various end markets and applications served. They include, among others, Emerson Electric Company, Krohne Messtechnik GmbH, Endress+Hauser AG, Yokogawa Electric Corporation and Cameron International. With a broad portfolio of meter technologies, the Company is well positioned to compete in niche, specialized applications primarily focused on water/wastewater and HVAC.

Raw Materials and Components

Raw materials used in the manufacture of the Company's products include purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel and cast iron), plastic resins, glass, microprocessors and other electronic subassemblies, and components. There are multiple sources for these raw materials and components, but the Company relies on single suppliers for certain brass castings, resins and electronic subassemblies. The Company believes these items would be available from other sources, but that the loss of certain suppliers may result in a higher cost of materials, delivery delays, short-term increases in inventory and higher quality control costs. The Company carries business interruption insurance generally. The Company's purchases of raw materials are based on production schedules, and as a result, inventory on hand is generally not exposed to price fluctuations. World commodity markets and currency exchange rates may also affect the prices of material purchased in the future. The Company does not hold significant amounts of precious metals.

Research and Development

Expenditures for research and development activities related to development of new products, the improvement of existing products and manufacturing process improvements were $19.0 million in 2023, $15.8 million in 2022 and $14.7 million in 2021. Research and development activities are primarily sponsored by the Company. The Company also engages from time to time in joint research and development with other companies and organizations.

Intangible Assets

The Company owns or controls several trade secrets and many patents, trademarks and trade names in the United States and other countries that relate to its products and technologies. No single patent, trademark, trade name or trade secret is material to the Company's business as a whole.

Environmental Protection

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance control provisions and regulations during 2023, 2022 and 2021 were not material.

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

There are currently no legislative or administrative regulations pending which we anticipate will have a substantial adverse impact on the Company's revenues, earnings or cash flows. However, if new or amended laws or regulations impose significant operational restrictions and compliance requirements upon the Company or its products, the Company's business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted. Refer to Part I, Item 1A. “Risk Factors” of this 2023 Annual Report on Form 10-K for further information.

Human Capital Resources

Our employees are our greatest strength and are critical to the achievement of our vision and successful execution of our global business strategy. We are committed to recruiting, developing and retaining top talent, in addition to fostering an inclusive environment where all employees can thrive.

The Company and its subsidiaries employed 2,140 persons at December 31, 2023. Approximately 117 of those employees are covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The Company currently operates under a three-year contract with the union, which expires on October 31, 2025. The Company believes it has good relations with the union and its employees.

The below information strives to provide further details on our core values and the key programs and initiatives we utilize to attract, develop and retain a diverse and engaged workforce:

Core Values. Living our core values is at the heart of Badger Meter’s culture. Our global employee engagement survey consistently measures this sentiment and our employees highly rate our adherence to our stated company values. Our culture prioritizes trust, responsibility, collaboration, excellence and customer focus. The first of these, trust, calls for us to act honestly, ethically and with integrity. We maintain a formal ethics and compliance program that encourages doing the right thing at all times. As part of this program, all ethical and legal concerns raised by employees are fully investigated and resolved. Employees have the ability to raise concerns confidentially through our Ethics Hotline, without fear of retaliation. Employee training is used to reinforce our values companywide, and our annual ethics and compliance training is administered globally with nearly 100% completion by eligible employees. In addition to trust, our values include a focus on diversity, equity, and inclusion, as well as continuous improvement and environmental responsibility.

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

•
We invest in the growth and development of our employees, offering a range of all employee, managerial, and leader training that spans on-demand, virtual, and live instructor-led formats.
•
We offer flexible, remote work and part-time arrangements, as business roles permit.
•
Our regrettable turnover decreased to 8.3% in 2023, compared to 10.0% in 2022, and 9.6% in 2021. A stabilizing labor market in the US was the primary driver of the decrease.
•
We implemented our third annual global employee engagement survey in 2023, with over 93% of all global employees voluntarily participating. The 2023 survey showed improvement in many areas, as a result of our targeted engagement action plan and commitment to continuous improvement. We will continue to utilize feedback received from the survey to identify meaningful actions targeted at fostering improvement in employee engagement, including pulse surveys to monitor effectiveness of action plans.

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
•
We conduct an external pay equity analysis on an annual basis, with no findings requiring adjustments.
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
•
The following provides the percentage of certain employee demographic details aligned with the Sustainability Accounting Standards Board (SASB) and the Global Reporting Initiative (GRI) reporting frameworks:

	2023	2022
Females in the workforce, globally	40%	40%
Female representation in management, globally	28%	27%
Female representation in manufacturing, globally	51%	51%
Female representation on the Board of Directors	33%	30%
Minorities in the U.S. workforce	32%	30%
Minority representation in U.S. management	15%	12%
Minority representation in U.S. manufacturing	56%	54%

Employee Rights, Health and Safety. The safety and health of our employees is a top priority. In addition to on-the-job safety, we take a holistic view of employee health and well-being, including our multifaceted wellness program, B|Well, which aims to provide information, activities, support and rewards for smart and healthy choices.

•
Safety, as measured by our global Total Case Incident Rate (TCIR), was 0.40 in 2023, compared to 0.59 in 2022, and 0.75 in 2021. Our goal is zero. While we are proud of our performance in 2023, most notably in relation to industry averages, we recognize there is more work to be done.
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

Information about the Company’s Executive Officers

The following table sets forth certain information regarding the Executive Officers of the Registrant.

Name	Position	Age at 2/28/2024
Kenneth C. Bockhorst	Chairman, President and Chief Executive Officer	51
Robert A. Wrocklage	Senior Vice President — Chief Financial Officer	45
Karen M. Bauer	Vice President — Investor Relations, Corporate Strategy and Treasurer	56
Fred J. Begale	Vice President — Engineering	59
William R. A. Bergum	Vice President — General Counsel and Secretary	59
Sheryl L. Hopkins	Vice President — Human Resources	56
Richard Htwe	Vice President — Global Operations	57
Lars Bo Kristensen	Vice President — Global Flow Instrumentation and International Utility	58
Kimberly K. Stoll	Vice President — Sales and Marketing	57
Matthew L. Stuyvenberg	Vice President — Software and Water Quality	41
Daniel R. Weltzien	Vice President — Controller	45

There are no family relationships between any of the executive officers. Officers are elected annually at the first meeting of the Board of Directors (the "Board") held after each annual meeting of the shareholders. Each officer holds office until his or her successor has been elected or until his or her death, resignation or removal. There is no arrangement or understanding between any executive officer and any other person pursuant to which he or she was elected as an officer.

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

Information about the Company's foreign operations and export sales is included in Note 9 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2023 Annual Report on Form 10-K.

Financial Information about Industry Segments

The Company operates in one industry segment as an innovator, manufacturer and marketer of products incorporating flow measurement, quality, control and communication solutions. Information about the Company's sales, operating earnings and assets is included in the Consolidated Financial Statements and in Note 9 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2023 Annual Report on Form 10-K.

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

A group of executives prioritizes identified risks and assigns an executive to address each major identified risk area and lead action plans to manage each risk. Our Board of Directors provides oversight of the ERM process and reviews the significant identified risks. The Audit and Compliance Committee of the Board of Directors also reviews financial reporting risk exposures and the processes management utilizes to monitor, manage and mitigate risks wherever possible. Our other Board committees also play a role in risk management, as detailed in their respective charters.

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

ITEM 1A. RISK FACTORS

Shareholders, potential investors and other readers are urged to consider the significant business risks described below in addition to the other information set forth or incorporated by reference in this 2023 Annual Report on Form 10-K, including the “Special Note Regarding Forward Looking Statements” at the front of this 2023 Annual Report on Form 10-K. If any of the events contemplated by the following risks actually occur, our financial condition or results of operations could be materially adversely affected. The following list of risk factors may not be exhaustive. We operate in a continually changing business, economic and geopolitical environment, and new risk factors may emerge from time to time. We can neither predict these new risk factors with certainty nor assess the precise impact, if any, on our business, or the extent to which any factor, or combination of factors, may adversely impact our results of operations. While there is much uncertainty, we do analyze the risks we face, perform a probability assessment of their impacts and attempt to soften their potential impact when and if possible.

PRODUCTS, TECHNOLOGY AND SERVICES

The inability to develop technologically advanced products and solutions could harm our future success.

We believe our future success depends, in part, on our ability to develop technologically advanced products that meet or exceed appropriate industry standards. Although we believe that we currently have a competitive advantage in this area, maintaining such advantage will require continued investment in research and development, sales, marketing and manufacturing capabilities. There can be no assurance that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to maintain such competitive advantage. If we are unable to maintain our competitive advantage, our future financial performance may be adversely affected. We are not currently aware of any emerging standards, technologies or new products that could render our existing products obsolete in the near term. Our radios operate on networks which are changing as part of the natural evolution of technology. The pace of that change is largely outside of the Company’s control and the sun-setting of a network may have an adverse impact on the Company, however, we have strong relationships with telecommunication providers that assist in mitigating this risk. The municipal water industry is continuing to see the adoption of static water meters. Static water metering has lower barriers to entry than mechanical metering that could affect the competitive landscape in North America. We believe we have a competitive product and market position. If the adoption rate for static meters were to accelerate, we believe competitors lack brand recognition and product breadth and do not have extensive water utility channel distribution to effectively reach the more than 50,000 water utilities in the United States.

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

We sell software products, including cloud-based solutions, that may contain unexpected design defects or may encounter unexpected complications when used with other technologies utilized by the customer. A failure of our software products to operate as intended and in a seamless fashion with other products or a failure or breach of a cloud network could materially and adversely affect our results of operations, financial position and cash flows.

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

We are affected by the availability and prices for raw materials and component parts, including purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel and cast iron), plastic resins, microprocessors and other electronic subassemblies, and components that are used in the manufacturing process. Further, supply chain disruptions and challenges may be caused by a number of factors affecting our suppliers, including, but not limited to, capacity constraints, port congestion, labor disputes or unrest, labor shortages and costs, economic downturns, availability of credit, a high interest rate environment, impaired financial condition, sanctions/tariffs, energy inflation/availability and geopolitical risks (such as the current conflict between Russia and Ukraine and in the Middle East). The effects of climate change, including extreme weather events, may exacerbate these risks.

The inability to obtain adequate supplies of raw materials and component parts for our products at reasonable prices could have a material adverse effect on our business, financial condition or results of operations by decreasing profit margins and by negatively impacting timely deliveries to customers. In the past, we have been able to offset price increases in raw materials and component parts by increased sales prices, active materials management, product engineering programs and the diversity of materials used in the production processes. However, we cannot be certain that we will be able to accomplish this in the future. Since we do not control the actual production of these raw materials and component parts, there may be continued delays in the production or transportation of these materials for reasons that are beyond our control. World commodity markets and inflationary environments may affect raw material and component part prices. In addition, we rely on single suppliers for microprocessors, castings and components in several of our product lines and the loss of such suppliers could temporarily disrupt operations in the short term.

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

Since we sell products worldwide as well as manufacture products in several countries, we are subject to risks associated with doing business internationally. These risks include such things as changes in foreign currency exchange rates, including the effect of a strong or weak U.S. dollar, changes in political or economic conditions of specific countries or regions, potentially negative consequences from changes in tax laws or regulatory requirements, differing labor regulations, and the difficulty of managing widespread operations.

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

Failure to meet ESG expectations or standards, or to achieve our ESG goals, could adversely affect our business, results of operations and overall financial performance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company’s Board and management recognize the importance of maintaining the trust and confidence of our customers, clients, business partners and employees, and that effective risk oversight is critical in running a successful business and fulfilling its fiduciary responsibilities to the company and its shareholders. Our Board is responsible for assuring that an appropriate culture of risk management exists within the Company and for setting the right “tone at the top.” The Board oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance shareholder value.

A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. The involvement of the full Board in setting the Company’s business strategy is a key part of its assessment of management’s tolerance for risk and also a determination of what constitutes an appropriate level of risk for the Company.

Refer to Part I, Item 1A. “Risk Factors” of this 2023 Annual Report on Form 10-K for further information about the Company's overall ERM process.

Risk Management and Strategy

Cybersecurity is a critical component of the Company’s ERM program. The Company has established an information security framework to help safeguard the confidentiality, integrity, and availability of information assets and ensure regulatory, operational, and contractual requirements are fulfilled. The Company’s cybersecurity program is focused on the following key areas:

Governance: The Board provides oversight of the ERM process and reviews the significant identified risks. The Board’s oversight of cybersecurity risk management is supported by the Audit and Compliance Committee, which regularly interacts with the Company’s senior management, including the Director - Information Systems (i.e. the Company's chief information officer). The Company’s various Board committees also play a role in risk management, as detailed in their respective charters.

Collaborative Approach: The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the materiality, public disclosure and reporting of such incidents can be made by management in a timely manner. Senior leadership also briefs the Board on information security matters at least annually.

Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, such as machine learning intelligence platforms with an array of technologies, extensive encryption, firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. The frameworks used to guide the deployment of technical safeguards include: International Organization for Standardization (ISO) 27001, Service Organization Control 2 (SOC 2), Sarbanes Oxley (SOX), and National Institute of Standards and Technology (NIST). The Company has been ISO 27001 certified since 2015 and is externally audited and certified annually by a leading IT compliance attestation firm.

Incident Response Planning: The Company has established, maintains and regularly tests incident response plans that address the Company’s overall preparedness and response to a cybersecurity incident. The plans include, among other steps, assessment processes to determine the magnitude and materiality of an incident, an analysis of the need and method to communicate to various constituencies (customers, employees, authorities, etc.), and the requirements for public and regulatory disclosure. In addition to this response planning framework, among other mitigating actions the Company maintains an insurance policy for cybersecurity liability that provides not only coverage for breaches, but also loss prevention services and claims advisors.

Third Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third party systems. Third parties are granted access to systems based on the principle of least privilege.

Education and Awareness: The Company provides mandatory annual training for personnel regarding cybersecurity threats to educate employees with effective tools and knowledge to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices. Quarterly internal phishing tests are performed, and periodic and/or thematic email communications are provided throughout the year to raise awareness. Individual training is given to personnel as needed.

Governance

The Board oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats. The Board receives annual cybersecurity updates from senior management, and the Audit and Compliance Committee provides a deeper level of oversight through an annual review to management’s approach to cybersecurity risk with the Director – Information Systems. The Board and the Audit and Compliance Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

The Director – Information Systems, in coordination with management, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response plans. Management is actively involved in the incident response and risk management process (mitigation, transference, and acceptance).

IT Management and General Counsel are explicitly informed by the internal security team and Managed Security Service Provider (MSSP) of incidents and periodically updated on the investigation progress and impact of the incident. Management also receives explicit monthly summaries on all incidents. Major incidents are reported to company management and summarized at an annual management review meeting.

Internal IT Management has the following certifications: Certified Information Systems Security Professional (CISSP), Certified Information Systems Auditor (CISA), GIAC/SANS Certified Forensic Examiner, Magnet Certified Forensic Examiner, BBA Information Technology Emphasis Security, and CompTIA Security+.

While the Company has experienced, and expects to continue to experience, cyber threats, no material security breaches of third-party information have occurred. Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations or financial condition. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A “Risk Factors” under the heading “General,” which should be read in conjunction with the foregoing information.

ITEM 2. PROPERTIES

The Company has sales, development, distribution and manufacturing facilities and customer service offices as noted in Part I, Item 1 of this 2023 Annual Report on Form 10-K under the heading “Foreign Operations and Export Sales.” The principal facilities utilized by the Company at December 31, 2023 are listed below. The Company owns all such facilities except as noted. The Company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

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

The Company is subject to contingencies related to environmental laws and regulations. Information about the Company's compliance with environmental regulations is included in Part I, Item 1 of this 2023 Annual Report on Form 10-K under the heading “Environmental Protection.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the New York Stock Exchange (NYSE Trading Symbol: BMI). At January 31, 2024, there were approximately 560 holders of the Company’s Common Stock. Other information required by this Item is set forth in Note 2 “Common Stock” and Note 10 “Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

The following graph compares on a cumulative basis the yearly percentage change since January 1, 2019 in (a) the total shareholder return on the Company’s Common Stock with (b) the total return on the Russell 2000® Index, and (c) the total return of the peer group made up of 17 companies, including the Company, in similar industries, employment markets and with similar market capitalization. The Russell 2000® Index is a trademark of the Frank Russell Company, and is used herein for comparative purposes in accordance with Securities and Exchange Commission regulations.

The graph assumes $100 invested on December 31, 2018. It further assumes the reinvestment of dividends. The returns of each component company in the peer groups have been weighted based on such company's relative market capitalization.

December 31		2018	2019	2020	2021	2022	2023
Badger Meter, Inc.	Return %		33.45%	46.39%	14.12%	3.21%	42.56%
	Cumulative $	$ 100.00	$ 133.45	$ 195.35	$ 222.95	$ 230.10	$ 328.04
Russell 2000 Index	Return %		25.52%	19.96%	14.82%	-20.44%	16.93%
	Cumulative $	$ 100.00	$ 125.52	$ 150.58	$ 172.90	$ 137.56	$ 160.85
Peer Group	Return %		39.76%	12.49%	21.01%	-19.26%	33.38%
	Cumulative $	$ 100.00	$ 139.76	$ 157.21	$ 190.25	$ 153.61	$ 204.89

The peer group consists of Badger Meter, Inc. (BMI), Brady Corporation (BRC), CIRCOR International, Inc. (CIR), CTS Corporation (CTS), Enerpac Tool Group Corp. (EPAC), ESCO Technologies Inc. (ESE), The Gorman-Rupp Company (GRC), Helios Technologies, Inc. (HLIO), Itron, Inc. (ITRI), Kadant Inc. (KAI), Lindsay Corporation (LNN), Mueller Water Products, Inc. (MWA), Douglas Dynamics, Inc. (PLOW), Strattec Security Corporation (STRT), Standex International Corporation (SXI), Watts Water Technologies, Inc. (WTS) and Zurn Water Solutions Corporation (ZWS).

In February 2023, the Board authorized the repurchase of up to 200,000 shares of the Company’s Common Stock through February 2026. The following table provides information about the Company's purchases under this repurchase program during the quarter ended December 31, 2023 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
October 1, 2023 - October 31, 2023	-	$-	-	200,000
November 1, 2023 - November 30, 2023	-	$-	-	200,000
December 1, 2023 - December 31, 2023	-	$-	-	200,000
Total as of December 31, 2023	-		-	200,000

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Long Term Business Trends

Across the globe significant infrastructure investments needs, aging workforce, increasing regulations and a focus on climate-change and sustainability are driving companies and utilities to better manage critical resources like water. Some customers measure fluids to identify leaks and/or misappropriation for cost control or add measurement points to help automate manufacturing. Other customers employ measurement to comply with government mandates and laws including those associated with process and discharge water quality monitoring. The Company provides flow measurement technology critical to providing baseline usage data and to quantify reductions as customers attempt to reduce consumption. For example, once water usage metrics are better understood, a strategy for water-use reduction can be developed with specific water-reduction initiatives targeted to those areas where it is most viable. With the Company’s technology, customers have found costly leaks, pinpointed equipment in need of repair, and identified areas for process improvements.

Increasingly, customers in the utility water market are interested in more frequent and diverse data collection and the use of water metering, pressure and quality analytics to evaluate water distribution activity. Specifically, AMI technology enables water utilities to capture readings from each meter at more frequent and variable intervals. There are more than 50,000 water utilities in the United States and the Company estimates that approximately one-third of their respective connections have converted to an AMI radio solution. The Company believes it is well positioned to meet the continuing conversion trends to AMI with its comprehensive radio and software solutions.

In addition, certain water utilities are converting from mechanical to static meters. Ultrasonic water metering maintains a high level of measurement accuracy over the life of the meter, reducing a utility’s non-revenue water. The Company has over a decade of proven reliability in the market with its ultrasonic meters.

As noted above, customers are increasingly looking for more frequent and diverse data to holistically manage their water networks. As a leading provider of water quality and pressure management monitoring solutions, we are able to meet these needs and enhance the scope of actionable data for customers to help measure, conserve and protect water.

Together, our tailorable smart water solutions provide actionable information through data analytics derived from an interconnected and interoperable network of sensors and devices that help people and organizations efficiently use and conserve water. Badger Meter is well positioned to benefit from the adoption of smart water solutions. With strong relationships with telecommunication providers such as AT&T and Verizon (among others), we stay abreast of emerging cellular technology changes to provide the premier infrastructure-free AMI solution.

Revenue and Product Mix

As the industry continues to evolve, the Company has been at the forefront of innovation across measurement hardware (metering, water quality, pressure sensors, etc), radio and software technologies in order to meet its customers’ increasing expectations for accurate and actionable data and insights. As technologies such as ORION Cellular and BEACON digital solutions have become more widely adopted, the Company’s revenue from Software as a Service (SaaS) has increased significantly, and is margin accretive.

The Company also seeks opportunities for additional revenue enhancement. For instance, the Company has made inroads into select regional markets outside the US such as the Middle East, UK and others with its tailorable smart water solutions portfolio. The Company is periodically asked to oversee and supervise field installation of its products and provide training and other services for certain customers. Strategic mergers and acquisitions are another avenue for profitable sales growth.

Acquisitions

Effective January 1, 2023, the Company acquired 100% of the outstanding stock of Syrinix Ltd. ("Syrinix"), headquartered in the United Kingdom, a provider of high-frequency pressure monitoring and leak detection solutions.

The total purchase consideration for Syrinix, net of cash acquired, was $17.1 million. The Company's allocation of the purchase price at December 31, 2023 included $0.6 million of receivables, $0.7 million of inventories, $2.1 million of other assets, $7.7 million of intangible assets and $10.3 million of goodwill. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 13 to 15 years. The Company also assumed $1.9 million of payables, $2.0 million of deferred income taxes and $0.4 million of other current and long-term liabilities as part of the acquisition.

As of December 31, 2023, the Company had completed its analysis for estimating the fair value of the assets acquired with no additional adjustments. This acquisition is further described in Note 3 “Acquisitions” in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Sales

Net sales in 2023 increased $138.0 million, or 24.4%, to $703.6 million from $565.6 million in 2022. Sales into the utility water market were $603.1 million, an increase of 27.8% over the prior year’s $471.8 million. The increase in utility water sales reflected strong growth across the Company's broad smart water solutions and the continued robust adoption of cellular AMI solutions, specifically ORION Cellular endpoints and BEACON SaaS revenues, as well as increased E-Series Ultrasonic meter volumes. Sales of products into the global flow instrumentation end markets were $100.5 million, 7.2% higher than the prior year’s $93.8 million due to steady order demand across the water-focused end markets, offset by modest decline in de-emphasized general industrial markets.

Net sales in 2022 increased $60.4 million, or 11.9%, to $565.6 million from $505.2 million in 2021. Excluding the unfavorable impact of the strong US dollar between years, sales increased 13.2%. Sales into the utility water market were $471.8 million, an increase of 13.6% over the prior year’s $415.2 million. The utility water sales growth reflected strong market demand and the continued adoption of cellular AMI solutions, specifically ORION Cellular endpoints and BEACON SaaS revenue, as well as increased meter volumes including E-Series Ultrasonic meters. Sales of products into the global flow instrumentation end markets were $93.8 million, 4.3% greater than the prior year’s $89.9 million due strong order demand and modestly improving supply chain dynamics year-over-year. Excluding the unfavorable impact of the strong US dollar between years, flow instrumentation sales increased 7.1%.

Operating Earnings

Operating earnings in 2023 were $118.0 million, or 16.8% of sales, compared to $87.3 million, or 15.4% of sales, in 2022. Gross margin dollars increased $56.5 million due to higher net sales, with gross margin as a percent of sales increasing from 38.9% in 2022 to 39.3% in 2023. The gross margin improvement was due to higher volumes and favorable sales mix. Selling, engineering and administration (“SEA”) expenses were $158.4 million or 22.5% of sales compared to $132.7 million or 23.5% of sales in the prior year. The increase in SEA expenses year-over-year was due to higher personnel costs, including headcount, salaries and incentive compensation, as well as the acquisition of Syrinix and the associated intangible asset amortization.

Operating earnings in 2022 were $87.3 million, or 15.4% of sales, compared to $78.7 million, or 15.6% of sales, in 2021. Gross margin dollars increased $14.5 million due to higher net sales, with gross margin as a percent of sales decreasing from 40.7% in 2021 to 38.9% in 2022. The year-over-year increase in inflationary cost pressures, coupled with production volatility caused by intermittent component delays, tempered gross margin percent in the current year. SEA expenses were $132.7 million or 23.5% of sales compared to $126.8 million or 25.1% of sales in the prior year. The increase in SEA expenses year-over-year was due to higher personnel and incentive compensation costs, R&D investments, and travel.

Interest Income, Net

Net interest income was $4.0 million in 2023, $0.6 million in 2022 and less than $0.1 million in 2021. The increase in interest income in 2023 and 2022 was due to increased cash balances and increased interest rates. Changes in net interest income in 2021 was immaterial.

Income Taxes

There were no significant variations in the provision for income taxes as a percentage of earnings before income taxes which was 24.1%, 24.2% and 22.6% for 2023, 2022 and 2021, respectively.

Earnings and Diluted Earnings per Share

For 2023, the increase in operating earnings resulted in net earnings of $92.6 million compared to $66.5 million in 2022. On a diluted basis, earnings per share were $3.14 in 2023 compared to $2.26 in 2022.

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

Primary Working Capital

We use primary working capital ("PWC") as a percentage of sales as a key metric for working capital efficiency. We define this metric as the sum of receivables and inventories less payables, divided by annual net sales. The following table shows the components of our PWC:

	December 31, 2023		December 31, 2022
	$	PWC%	$	PWC%
	(In thousands)
Receivables	$83,507	11.9%	$76,651	13.5%
Inventories	153,674	21.8%	119,856	21.2%
Payables	(81,807)	-11.6%	(71,440)	-12.6%
Primary Working Capital	$155,374	22.1%	$125,067	22.1%

Overall, PWC increased $30.3 million compared to the previous year-end. Receivables at December 31, 2023 were $83.5 million compared to $76.7 million at the end of 2022, an increase of $6.9 million due to increased sales, partially offset by improved days sales outstanding. The Company believes its receivables balance is fully collectible. Inventories at December 31, 2023 were $153.7 million compared to $119.9 million at the end of 2022. Inventory increased $33.8 million, due to component cost inflation, higher safety stock levels and increased sales activity. Payables at December 31, 2023 were $81.8 million compared to $71.4 million at the end of 2022. The increase was due to increased inventory balances and the timing of payments relative to year end.

Cash Provided by Operations

Cash provided by operations in 2023 was $110.1 million compared to $82.5 million in 2022. The increase from 2022 was driven primarily by increased operating earnings and working capital management. Operating cash flow was more than adequate to fund acquisitions ($17.1 million, net of cash acquired), capital expenditures of $12.0 million and dividends of $29.1 million in 2023.

Cash provided by operations in 2022 was $82.5 million compared to $87.5 million in 2021. The decrease from 2021 was driven primarily by increased operating earnings offset by increased working capital requirements. Operating cash flow was more than adequate to fund capital expenditures of $5.9 million and dividends of $24.9 million.

Capital expenditures were $12.0 million, $5.9 million and $6.7 million in fiscal 2023, 2022 and 2021, respectively. Capital expenditures for fiscal 2024 are expected to be in the $14.0-18.0 million range, but could vary depending on timing of projects, growth opportunities and the amount of assets purchased.

The Company had no short-term borrowings as of the end of 2023 or 2022. At the end of 2023, the Company was in a net cash position of $191.8 million.

The Company’s financial condition remains strong. On July 8, 2021, the Company entered into a new credit agreement, with a maturity date of July 8, 2026. The credit agreement includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company’s financial flexibility including an increase feature, acquisition holiday and favorable financial covenants. The Company was in compliance with all covenants as of December 31, 2023. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $154.4 million of unused credit lines available at December 31, 2023.

CONTRACTUAL OBLIGATIONS

The Company's significant contractual obligations as of December 31, 2023 are discussed in Note 12 “Leases” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2023 Annual Report on Form 10-K. There are no material undisclosed guarantees. As of December 31, 2023 the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its postretirement plans which are discussed in detail in Note 7 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2023 Annual Report on Form 10-K.

Postretirement medical claims are paid by the Company as they are submitted, and they are anticipated to be $0.3 million in 2024 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

We believe the following accounting estimates are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management. Accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Refer to Note 1 "Basis of Presentation and Accounting Policies" in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2023 Annual Report on Form 10-K for information regarding our significant accounting policies.

Warranty and After-Sale Costs

Our products carry warranties that generally range from one to twenty years and are based on terms that are generally accepted in the market. We provide for the estimated cost of product warranty at the time of sale. The product warranty provision is estimated based upon warranty loss experience using actual historical failure rates and estimated costs of product replacement. The variables used in the calculation of the provision are reviewed at least annually. At times, warranty issues may arise which are beyond the scope of our historical experience. We provide for any such warranty issues as they become known and estimable. The introduction of additional technology, such as our ORION cellular radios, electronic meters and registration, have generally caused our annual warranty claims rates to increase over time. While our warranty costs have historically been within calculated estimates, it is possible that future warranty costs could differ significantly from those estimates. At December 31, 2023 and 2022, our reserve for product warranties was $11.1 million and $9.6 million, respectively.

Income Taxes

The Company operates in numerous taxing jurisdictions and is subject to regular examinations by U.S. federal, state and non-U.S. taxing authorities. Our income tax provision for income taxes is based on the interpretation of applicable taxing laws in the jurisdictions in which we conduct business. Due to the ambiguity of tax laws within each jurisdiction, the judgment involved in evaluating and estimating certain tax positions, and how these estimates impact other taxing considerations, it is possible that our income tax positions could differ from actual payments made or benefits received. The Company annually reviews all uncertain tax positions, which represent tax positions taken that are subject to varied interpretations of applicable tax law. Interest is accrued on all unrecognized tax benefits and recorded as interest expense and penalties are recorded as operating expenses in the Consolidated Statements of Operations. Accrued interest was approximately $0.1 million at both December 31, 2023 and 2022 and there were no penalties accrued in either year.

The Company recognizes deferred tax assets and liabilities for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company establishes valuation allowances against certain deferred tax assets that are not likely to be realized. The Company recorded valuation allowances of $2.7 million as of December 31, 2023 and 2022. The valuation allowance relates primarily to foreign net operating loss carryforwards.

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

We completed our impairment analysis for goodwill and intangible assets in the fourth quarter for the year ended December 31, 2023. No impairment was noted and no adjustments were recorded to goodwill or intangible assets as a result of this analysis.

OTHER MATTERS

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2023, 2022 and 2021 were not material.

See the “Special Note Regarding Forward Looking Statements” at the front of this Annual Report on Form 10-K and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of risks and uncertainties that could impact the Company's financial performance and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is set forth in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in this 2023 Annual Report on Form 10-K.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, the Company's management believes that, as of December 31, 2023, the Company's internal control over financial reporting was effective based on those criteria.

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

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Badger Meter, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Badger Meter, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Badger Meter, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 16, 2024, expressed an unqualified opinion thereon.

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

February 16, 2024

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Badger Meter, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Badger Meter, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

Warranty and After-Sale Costs Reserve
Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company estimates and records provisions for warranties and other after-sale costs. Warranty provisions are recorded in the period of sale, using historical claims data revised for recent trending and expectations to estimate future warranty costs. After-sale costs represent costs expected to be incurred related to specifically identified product issues as well as activities outside the written warranty policy and are estimated by the Company based on the individual facts and circumstances. The Company’s accrued liability was $11.1 million as of December 31, 2023, representing its best estimate of the expected warranty and after-sale costs.

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

Our substantive audit procedures included, among others, evaluating the significant assumptions discussed above and the accuracy and completeness of the underlying data used in management's warranty and after-sales costs reserve calculation. We evaluated the historical activity used to develop the lag calculation, including reviewing the data for any developing trends in the claims data, considered the impact of product developments on the calculation, and evaluated the cost build up for any specific reserve items, including procedures to support the completeness of the number and type of products impacted and the estimated future cost to repair or replace the products. We assessed the historical accuracy of management's estimates by comparing the warranty and after-sale costs reserve in prior years to the actual claims paid in the subsequent years. We also tested an analysis which utilized historical claim amounts as a percentage of sales and compared the results of this to the Company’s reserve calculation. We evaluated the completeness of the reserve estimate for known warranty claims or product issues based on our review of after-sales costs and through inquiries of operational and executive management and evaluated whether specific product issues were appropriately considered in the determination of the warranty and after-sale costs reserve.

/s/ Ernst & Young LLP

We have served as Badger Meter, Inc.’s auditor since 1927.

Milwaukee, Wisconsin

February 16, 2024

BADGER METER, INC.

Consolidated Balance Sheets

	December 31,
	2023	2022
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$191,782	$138,052
Receivables	83,507	76,651
Inventories:
Finished goods	34,764	31,350
Work in process	41,261	23,577
Raw materials	77,649	64,929
Total inventories	153,674	119,856
Prepaid expenses and other current assets	13,214	13,273
Total current assets	442,177	347,832
Property, plant and equipment, at cost
Land and improvements	9,257	8,947
Building and improvements	72,149	70,845
Machinery and equipment	144,582	141,153
	225,988	220,945
Less accumulated depreciation	(152,110)	(147,403)
Net property, plant and equipment	73,878	73,542
Intangible assets, at cost less accumulated amortization	53,737	53,607
Other assets	11,249	14,048
Deferred income taxes	22,715	12,757
Goodwill	113,163	101,261
Total assets	$716,919	$603,047
Liabilities and Shareholders’ equity
Current liabilities:
Payables	$81,807	$71,440
Accrued compensation and employee benefits	29,871	20,513
Warranty and after-sale costs	11,102	9,606
Other current liabilities	9,168	8,753
Total current liabilities	131,948	110,312
Long-term deferred revenue	49,763	32,240
Deferred income taxes	5,061	4,648
Accrued non-pension postretirement benefits	3,614	3,917
Other accrued employee benefits	5,293	3,940
Other long-term liabilities	4,758	5,568
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $1 par, authorized 80,000,000 and 40,000,000 shares in 2023 and 2022, respectively; issued 37,221,098 shares in 2023 and 2022	37,221	37,221
Capital in excess of par value	59,185	53,282
Reinvested earnings	458,719	395,155
Accumulated other comprehensive loss	(1,646)	(5,983)
Less: Treasury stock, at cost, 7,873,781 shares in 2023 and
7,928,071 shares in 2022	(36,997)	(37,253)
Total shareholders’ equity	516,482	442,422
Total liabilities and shareholders’ equity	$716,919	$603,047

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2023	2022	2021
	(In thousands except per share amounts)
Net sales	$703,592	$565,568	$505,198
Cost of sales	427,154	345,598	299,714
Gross margin	276,438	219,970	205,484
Selling, engineering and administration	158,389	132,675	126,761
Operating earnings	118,049	87,295	78,723
Interest income, net	(4,047)	(552)	(20)
Other pension and postretirement costs	130	130	120
Earnings before income taxes	121,966	87,717	78,623
Provision for income taxes	29,368	21,221	17,739
Net earnings	$92,598	$66,496	$60,884
Earnings per share:
Basic	$3.16	$2.28	$2.09
Diluted	$3.14	$2.26	$2.08
Shares used in computation of earnings per share:
Basic	29,284	29,218	29,144
Impact of dilutive securities	172	158	194
Diluted	29,456	29,376	29,338

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2023	2022	2021
	(In thousands)
Net earnings	$92,598	$66,496	$60,884
Other comprehensive income (loss):
Foreign currency translation adjustments	4,411	(6,719)	(1,516)
Pension and postretirement benefits, net of tax	(74)	600	339
Comprehensive income	$96,935	$60,377	$59,707

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2023	2022	2021
	(In thousands)
Operating activities:
Net earnings	$92,598	$66,496	$60,884
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	10,937	11,090	11,291
Amortization	17,173	15,151	16,571
Deferred income taxes	(9,650)	(5,619)	(3,055)
Noncurrent employee benefits	(338)	(648)	(234)
Stock-based compensation expense	5,188	3,148	2,330
Changes in:
Receivables	(6,351)	(11,328)	(1,240)
Inventories	(32,467)	(21,021)	(13,633)
Payables	8,506	28,007	7,005
Prepaid expenses and other assets	(7,012)	(10,557)	(8,281)
Other liabilities	31,533	7,732	15,872
Total adjustments	17,519	15,955	26,626
Net cash provided by operations	110,117	82,451	87,510
Investing activities:
Property, plant and equipment expenditures	(12,003)	(5,891)	(6,746)
Acquisitions, net of cash acquired	(17,127)	-	(45,273)
Proceeds from company owned life insurance plans	-	-	596
Net cash used for investing activities	(29,130)	(5,891)	(51,423)
Financing activities:
Dividends paid	(29,052)	(24,881)	(22,155)
Proceeds from exercise of stock options	967	703	2,036
Repurchase of common stock for treasury stock	-	(427)	(460)
Issuance of treasury stock	-	-	72
Net cash used for financing activities	(28,085)	(24,605)	(20,507)
Effect of foreign exchange rates on cash	828	(1,077)	(679)
Increase in cash and cash equivalents	53,730	50,878	14,901
Cash and cash equivalents – beginning of period	138,052	87,174	72,273
Cash and cash equivalents – end of period	$191,782	$138,052	$87,174
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$38,934	$24,038	$19,981
Interest	-	-	118
Property, plant and equipment acquired through operating lease	830	2,283	-
Property, plant and equipment accrued and unpaid	450	1,517	-

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Shareholders’ Equity

	Years ended December 31,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Treasury stock (at cost)	Total
	(In thousands except per share amounts)
Balance, December 31, 2020	$37,221	$44,964	$314,850	$1,313	$(37,089)	$361,259
Net earnings	-	-	60,884	-	-	60,884
Pension and postretirement benefits (net of ($112) tax effect)	-	-	-	339	-	339
Foreign currency translation	-	-	-	(1,516)	-	(1,516)
Cash dividends of $0.76 per share	-	-	(22,199)	-	-	(22,199)
Stock options exercised	-	1,622	-	-	414	2,036
Stock-based compensation	-	2,330	-	-	-	2,330
Purchase of common stock for treasury stock	-	-	-	-	(460)	(460)
Issuance of treasury stock (19 shares)	-	308	-	-	89	397
Balance, December 31, 2021	$37,221	$49,224	$353,535	$136	$(37,046)	$403,070
Net earnings	-	-	66,496	-	-	66,496
Pension and postretirement benefits (net of ($197) tax effect)	-	-	-	600	-	600
Foreign currency translation	-	-	-	(6,719)	-	(6,719)
Cash dividends of $0.85 per share	-	-	(24,876)	-	-	(24,876)
Stock options exercised	-	581	-	-	122	703
Stock-based compensation	-	3,148	-	-	-	3,148
Purchase of common stock for treasury stock	-	-	-	-	(427)	(427)
Issuance of treasury stock (24 shares)	-	329	-	-	98	427
Balance, December 31, 2022	$37,221	$53,282	$395,155	$(5,983)	$(37,253)	$442,422
Net earnings	-	-	92,598	-	-	92,598
Pension and postretirement benefits (net of ($26) tax effect)	-	-	-	(74)	-	(74)
Foreign currency translation	-	-	-	4,411	-	4,411
Cash dividends of $0.99 per share	-	-	(29,034)	-	-	(29,034)
Stock options exercised	-	824	-	-	143	967
Stock-based compensation	-	5,188	-	-	-	5,188
Issuance of treasury stock (24 shares)	-	(109)	-	-	113	4
Balance, December 31, 2023	$37,221	$59,185	$458,719	$(1,646)	$(36,997)	$516,482

* Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes.

BADGER METER, INC.

Notes to Consolidated Financial Statements

Note 1 Basis of Presentation and Accounting Policies

Profile

With more than a century of water technology innovation, Badger Meter is a global provider of industry leading water management solutions, with nearly 95% of net sales derived from water-related applications. These tailorable solutions encompass smart measurement hardware, reliable communications, data and analytics software as well as ongoing support and expertise essential to optimize customers' operations and contribute to the sustainable use and protection of the world’s most precious resource. The Company's smart measurement hardware is primarily comprised of the following product families:

•
Meters that measure the flow of water and other fluids and are known for accuracy, long-lasting durability and for providing valuable and timely flow measurement data.
•
Water quality monitoring solutions, including optical sensing and electrochemical instruments that provide real-time, on demand data parameters.
•
High frequency pressure and acoustic leak detection hardware that provides real-time monitoring data.

The Company’s broad range of communication solutions include the ORION® branded family of radio endpoints, providing customers with a choice of industry-leading options for communicating data from hardware into usable applications. The Company’s hardware-enabled software provides the insights and analytics critical to the holistic management of our customers’ water systems. These digital solutions increase visibility, empowering customers to monitor system performance and make decisions aiding efficiency, resiliency, and sustainability. The Company also provides training, project management, technical support and other collaborative services for customers. The Company’s solutions fall into two product lines: sales of meters, water quality sensors and other hardware, communication, and software and related technologies, to water utilities (utility water) and sales of meters, other sensing instruments, valves, software and other solutions to commercial and industrial customers, including water related applications (flow instrumentation).

Utility water smart metering solutions are comprised of water meters along with the related radio and software technologies and services used by water utilities as the basis for generating their water and wastewater revenues, enabling operating efficiencies and engaging with their end consumers. This product line further comprises other instruments and sensors used in the water distribution system to ensure the safe and efficient delivery of clean water. These sensors are used to detect leaks and to monitor various water quality parameters throughout the distribution system. The largest geographic market in which the Company operates is North America, primarily the United States. The majority of water meters sold are mechanical in nature, with increasing adoption over time of ultrasonic (static) metering technology due to a variety of attributes, including their ability to maintain measurement accuracy over their useful life.

The flow instrumentation product line primarily serves water applications throughout the broader industrial market, with both standard and customized solutions. This product line includes meters, valves and other sensing instruments sold worldwide to measure and control the quantity of fluids including water, air, steam, and other liquids and gases. These products, oftentimes leveraging the same technologies used in utility water, are used in a variety of industries and applications, with the Company’s primary market focus being water/wastewater, heating, ventilating and air conditioning (HVAC) and corporate sustainability. Flow instrumentation products are generally sold through manufacturers’ representatives and original equipment manufacturers as the primary flow measurement device within a product or system. Specialized communication protocols that control the entire flow measurement process and mandatory certifications drive these markets.

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

	Balance at beginning of year	Provision and reserve adjustments	Write-offs less recoveries	Balance at end of year
	(In thousands)
2023	$1,179	$1,862	$(137)	$2,904
2022	697	515	(33)	1,179
2021	552	191	(46)	697

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The Company estimates and records provisions for obsolete and excess inventories. Changes to the Company's obsolete and excess inventories reserve are as follows:

	Balance at beginning of year	Net additions charged to earnings	Disposals	Balance at end of year
	(In thousands)
2023	$6,681	$2,135	$(1,942)	$6,874
2022	6,078	1,498	(895)	6,681
2021	6,400	1,329	(1,651)	6,078

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets by the straight-line method. The estimated useful lives of assets are: for land improvements, 15 years; for buildings and improvements, 10 to 39 years; and for machinery and equipment, 3 to 20 years.

Capitalized Software and Hardware

Capitalized internal use software and hardware included in other assets in the Consolidated Balance Sheets were $3.7 million and $4.8 million at December 31, 2023 and 2022, respectively. These amounts are amortized on a straight-line basis over the estimated useful lives of the software and/or hardware, ranging from 1 to 5 years. Amortization expense recognized for the years ending December 31, 2023, 2022 and 2021 was $3.3 million, $3.8 million and $4.5 million, respectively.

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

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 20 years. The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense was $8.6 million in 2023, $8.6 million in 2022 and $10.0 million in 2021. Amortization expense expected to be recognized is $8.6 million in 2024,

$8.2 in 2025, $7.4 million in 2026, $5.7 million in 2027, $4.3 million in 2028 and $19.5 million thereafter. The carrying value and accumulated amortization by major class of intangible assets are as follows:

	December 31, 2023		December 31, 2022
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(In thousands)
Technologies	$66,157	$41,845	$58,504	$37,857
Intellectual property	7,086	1,301	6,857	840
Non-compete agreements	627	610	691	661
Licenses	650	578	650	560
Customer lists	8,235	5,863	8,058	5,097
Customer relationships	27,884	12,936	38,602	22,023
Trade names	15,424	9,193	15,880	8,597
Total intangibles	$126,063	$72,326	$129,242	$75,635

Goodwill

Goodwill is tested for impairment annually during the fourth quarter or more frequently if an event indicates that the goodwill might be impaired. Potential impairment is identified by comparing the fair value of a reporting unit with its carrying value. No adjustments were recorded to goodwill as a result of these tests during 2023, 2022 and 2021. Goodwill was $113.2 million at December 31, 2023 and $101.3 million at December 31, 2022. The increase in goodwill from 2022 to 2023 resulted from the acquisition of Syrinix Ltd, headquartered in Norwich, United Kingdom in 2023, as well as currency translation adjustments of $1.6 million. This acquisition is further described in Note 3 “Acquisitions”.

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

	Balance at beginning of year	Provision of acquired business	Net additions charged to earnings	Costs incurred	Balance at end of year
	(In thousands)
2023	$9,606	$93	$9,759	$(8,356)	$11,102
2022	12,868	-	5,624	(8,886)	9,606
2021	11,617	-	5,856	(4,605)	12,868

Research and Development

Research and development costs are charged to expense as incurred and amounted to $19.0 million in 2023, $15.8 million in 2022 and $14.7 million in 2021.

Healthcare

The Company estimates and records provisions for healthcare claims incurred but not reported, based on medical cost trend analysis, reviews of subsequent payments made and estimates of unbilled amounts.

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss at December 31, 2023 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$994	$(6,977)	$(5,983)
Other comprehensive income before reclassifications	-	4,411	4,411
Amounts reclassified from accumulated other comprehensive income, net of tax of ($26)	(74)	-	(74)
Net current period other comprehensive loss, net of tax	(74)	4,411	4,337
Accumulated other comprehensive loss	$920	$(2,566)	$(1,646)

Reclassifications out of accumulated other comprehensive income during 2023 were immaterial.

Components of accumulated other comprehensive income at December 31, 2022 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$394	$(258)	$136
Other comprehensive loss before reclassifications	-	(6,719)	(6,719)
Amounts reclassified from accumulated other comprehensive income, net of tax of ($197)	600	-	600
Net current period other comprehensive loss, net of tax	600	(6,719)	(6,119)
Accumulated other comprehensive loss	$994	$(6,977)	$(5,983)

Reclassifications out of accumulated other comprehensive income during 2022 were immaterial.

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

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-08, "Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities with Customers," which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers." The guidance is effective for fiscal years beginning after December 15, 2022. The Company adopted ASU No. 2021-08 on January 1, 2023, the impact of which was not significant to the Company.

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires enhanced disclosures on segment expenses, interim segment disclosures, and requirements for entities operating under a single segment. The guidance is effective on a retrospective basis for fiscal years beginning after December 15, 2023 and interim periods beginning after January 1, 2025, early adoption is permitted. The Company is currently assessing the impact of this proposed change on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires additional disclosure associated with the effective tax rate reconciliation and payment of income taxes. The guidance is effective for fiscal years beginning after December 15, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently assessing the impact of this proposed change on its consolidated financial statements.

Note 2 Common Stock

Common Stock

On April 28, 2023, at the Company's annual meeting of stockholders, the stockholders approved an amendment to the Restated Articles of Incorporation to increase the number of authorized shares of the Company's common stock, par value $1 per share, from 40,000,000 to 80,000,000 shares.

In February 2023, the Board authorized the repurchase of up to 200,000 shares of the Company's Common Stock through February 2026.

The authorized common stock of the Company consisted of 80,000,000 and 40,000,000 shares of common stock as of December 31, 2023 and 2022, respectively, $1 par value, of which 37,221,098 were issued and outstanding as of December 31, 2023 and 2022, respectively.

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

The total purchase consideration for Syrinix, net of cash acquired, was $17.1 million. The Company's allocation of the purchase price at December 31, 2023 included $0.6 million of receivables, $0.7 million of inventories, $2.1 million of other assets, $7.7 million of intangible assets and $10.3 million of goodwill. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 13 to 15 years. The Company also assumed $1.9 million of payables, $2.0 million of deferred income taxes and $0.4 million of other current and long-term liabilities as part of the acquisition. The allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of December 31, 2023, the Company had completed its analysis for estimating the fair value of the assets acquired with no additional adjustments.

Note 4 Short-term Debt and Credit Lines

The Company did not have short-term debt at December 31, 2023 and 2022. On July 8, 2021, the Company entered into a new credit agreement, with a maturity date of July 8, 2026. The Company amended its credit agreement to modify the benchmark interest rate on January 20, 2023. The credit agreement includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company’s financial flexibility including an increase feature, acquisition holiday and favorable financial covenants. The Company was in compliance with all covenants as of December 31, 2023. The Company had $154.4 million of unused credit lines available at December 31, 2023.

Note 5 Stock Compensation

As of December 31, 2023, the Company has an Omnibus Incentive Plan under which 1,000,000 shares are reserved for restricted stock, performance shares and stock options grants for employees, as well as stock grants for directors. The plan was approved in 2021 and replaced all prior stock-based plans except for shares and options previously issued under those plans. As of December 31, 2023 and 2022 there were 909,688 and 938,147 shares, respectively, of the Company’s Common Stock available for grant under the 2021 Omnibus Incentive Plan. The Company recognizes the cost of stock-based awards in net earnings for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. The following sections describe the four types of grants in more detail.

Stock Options

The Company estimates the fair value of its option awards using the Black-Scholes option-pricing formula, and records compensation expense for stock options ratably over the stock option grant’s vesting period. Stock option compensation expense recognized by the Company for the years ended December 31, 2023, 2022 and 2021 was $0.2 million, $0.3 million and $0.4 million, respectively. No new stock options were granted in 2023, 2022 and 2021.

The following table summarizes stock option activity for the three-year period ended December 31, 2023:

	Number of shares	Weighted- average exercise price
Options outstanding - December 31, 2020	316,194	$37.75
Options exercised	(88,932)	22.89
Options outstanding - December 31, 2021	227,262	$43.56
Options exercised	(25,986)	27.04
Options forfeited	(4,529)	60.82
Options outstanding - December 31, 2022	196,747	$45.35
Options exercised	(30,433)	31.77
Options outstanding - December 31, 2023	166,314	$47.83
Exercisable options —
December 31, 2021	170,484	$38.31
December 31, 2022	163,316	42.23
December 31, 2023	147,937	46.06

The weighted-average contractual life remaining for options outstanding as of December 31, 2023 was 3.8 years.

The following table summarizes the aggregate intrinsic value related to options exercised, outstanding and exercisable as of and for the years ended December 31:

	2023	2022	2021
	(In thousands)
Exercised	$3,919	$2,175	$7,085
Outstanding	17,718	12,529	14,316
Exercisable	16,023	10,910	11,635

As of December 31, 2023, the unrecognized compensation expense related to stock options was approximately $0.2 million, which will be recognized over a weighted average period of 1.1 years. There were no anti-dilutive options in 2023 and 2022.

Director Stock Grant

Non-employee directors receive an annual stock award of the Company’s Common Stock under the 2021 Omnibus Incentive Plan. The annual stock award for 2023 was $75,000. The Company values stock grants for directors at the closing price of the Company’s stock on the day the grant was awarded. The Company records compensation expense for this plan in the period the grants are awarded. Director stock compensation expense recognized by the Company was $0.5 million in 2023, $0.5 million in 2022 and $0.3 million in 2021. As of December 31, 2023, there was no unrecognized compensation cost related to the director stock award.

Restricted Stock

The Company periodically issues nonvested shares of the Company's Common Stock to certain eligible employees. The Company values restricted stock on the closing price of the Company's stock on the day the grant was awarded. The Company records compensation expense for this plan ratably over the vesting periods. Restricted stock compensation expense recognized by the Company was $2.0 million in 2023, $1.6 million in 2022 and $1.4 million in 2021.

The fair value of nonvested shares is determined based on the market price of the shares on the grant date.

	Shares	Fair value per share
Nonvested at December 31, 2020	57,549	$57.33
Granted	17,430	99.90
Vested	(16,528)	49.31
Forfeited	(1,384)	58.68
Nonvested at December 31, 2021	57,067	$72.62
Granted	21,637	97.41
Vested	(23,302)	66.87
Forfeited	(4,327)	86.53
Nonvested at December 31, 2022	51,075	$84.85
Granted	21,261	125.11
Vested	(30,408)	75.97
Forfeited	(836)	97.68
Nonvested at December 31, 2023	41,092	$111.99

As of December 31, 2023, there was $2.8 million of unrecognized compensation cost related to nonvested restricted stock that is expected to be recognized over a weighted average period of 1.9 years.

Performance Share Units

The Company periodically issues performance share units to certain eligible employees. Recipients of performance share grants are eligible to receive shares of our common stock depending upon the level of our total adjusted return on invested capital (ROIC) and adjusted free cash flow conversion as measured over a three-year performance period. The number of shares earned for awards granted in 2021, 2022 and 2023 will range from 50% to 200% of the granted number of performance shares for the three-year performance period ending December 31, 2023, December 31, 2024, and December 31, 2025, respectively, and will vest, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period. Performance share compensation expense recognized by the Company was $2.5 million in 2023, $1.2 million in 2022 and $0.6 million in 2021.

A summary of performance share activity for the three years ended December 31 is as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	—	$—
Granted	14,748	100.37
Adjustment for expected performance results	7,374	100.37
Nonvested at December 31, 2021	22,122	$100.37
Granted	16,870	97.62
Adjustment for expected performance results	6,746	97.62
Forfeited	(2,892)	99.43
Nonvested at December 31, 2022	42,846	$98.92
Granted	18,698	123.77
Adjustment for expected performance results	10,701	120.74
Nonvested at December 31, 2023	72,245	$108.59

As of December 31, 2023, there was $3.5 million of unrecognized compensation cost related to nonvested performance share units that is expected to be realized over a weighted average period of 1.9 years.

Note 6 Commitments and Contingencies

Commitments

The Company makes commitments in the normal course of business. The Company rents equipment, vehicles and facilities under operating leases, some of which contain renewal options. Total rental expense charged to operations under all operating leases was $3.6 million in 2023, $3.5 million in 2022 and $3.1 million in 2021. The Company’s lease commitments and future minimum lease payments are discussed in Note 12 “Leases.”

Contingencies

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2023, 2022 and 2021 were not material.

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

Note 7 Employee Benefit Plans

The Company maintains supplemental non-qualified plans for certain officers and other key employees. The expense for these plans was not material for 2023, 2022 or 2021. The discount rate used to measure the net periodic pension cost was 5.09% for 2023, 2.61% for 2022 and 2.08% for 2021. The amount accrued was $0.8 million and $0.7 million as of December 31, 2023 and 2022, respectively.

The Company also maintains an Employee Savings and Stock Ownership Plan (“ESSOP”) for the majority of the U.S. employees. The ESSOP includes a voluntary 401(k) savings plan that allows certain employees to defer up to 50% of their income on a pretax basis subject to limits on maximum amounts. The Company matches 25% of each employee’s contribution, with the match percentage applying to a maximum of 7% of each employee's salary. Compensation expense was $1.2 million in 2023, $1.1 million in 2022 and $0.9 million in 2021.

The Company also contributes to a defined contribution feature within the ESSOP plan. Contributions are discretionary and are calculated as a percentage of eligible wages of the employee. Compensation expense under the defined contribution feature was $4.0 million in 2023, $3.7 million in 2022 and $3.1 million in 2021.

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

The following table sets forth the components of net periodic postretirement benefit cost for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(In thousands)
Service cost, benefits attributed for service of active employees for the period	$72	$91	$104
Interest cost on the accumulated postretirement benefit obligation	206	119	99
Amortization of actuarial gain	(193)	(48)	-
Net periodic postretirement benefit cost	$85	$162	$203

The discount rate used to measure the net periodic postretirement benefit cost was 5.16% for 2023, 2.82% for 2022 and 2.45% for 2021. It is the Company's policy to fund healthcare benefits on a cash basis. Because the plan is unfunded, there are no plan assets. The following table provides a reconciliation of the projected benefit obligation at the Company's December 31 measurement date:

	2023	2022
	(In thousands)
Benefit obligation at beginning of year	$4,244	$5,544
Service cost	72	91
Interest cost	206	119
Actuarial gain	(22)	(833)
Plan participants' contributions	543	600
Benefits paid	(1,121)	(1,277)
Benefit obligation, end of year	$3,922	$4,244

The amounts recognized in the Consolidated Balance Sheets at December 31 are:

	2023	2022
	(In thousands)
Accrued compensation and employee benefits	$309	$328
Accrued non-pension postretirement benefits	3,613	3,916
Amounts recognized at December 31	$3,922	$4,244

The discount rate used to measure the accumulated postretirement benefit obligation was 4.96% for 2023 and 5.16% for 2022. The Company's discount rate assumptions for its postretirement benefit plan are based on the average yield of a hypothetical high quality bond portfolio with maturities that approximately match the estimated cash flow needs of the plan. Because the plan requires the Company to establish fixed Company contribution amounts for retiree healthcare benefits, future healthcare cost trends do not generally impact the Company's accruals or provisions.

Estimated future benefit payments of postretirement benefits, assuming increased cost sharing, expected to be paid in each of the next five years beginning with 2024 are $0.3 million through 2028, with an aggregate of $1.6 million for the five years thereafter. These amounts can vary significantly from year to year because the cost sharing estimates can vary from actual expenses as the Company is self-insured.

Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2023 that have not yet been recognized in net periodic benefit cost are as follows:

	Pension plans	Other postretirement benefits
	(In thousands)
Net actuarial loss (gain)	$48	$(968)

Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2023 expected to be recognized in net periodic benefit cost during the fiscal year ending December 31, 2024 are not expected to be material.

Note 8 Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

Details of earnings before income taxes are as follows:

	2023	2022	2021
	(In thousands)
Domestic	$120,384	$83,680	$74,509
Foreign	1,582	4,037	4,114
Total	$121,966	$87,717	$78,623

The provision (benefit) for income taxes is as follows:

	2023	2022	2021
	(In thousands)
Current:
Federal	$29,629	$20,089	$15,299
State	8,147	4,720	3,556
Foreign	1,242	2,031	1,939
Deferred:
Federal	(7,376)	(4,289)	(1,774)
State	(1,332)	(955)	(600)
Foreign	(942)	(375)	(681)
Total	$29,368	$21,221	$17,739

The provision for income tax differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate in each year due to the following items:

	2023	2022	2021
	(In thousands)
Provision at statutory rate	$25,613	$18,421	$16,511
State income taxes, net of federal tax benefit	5,236	2,938	2,288
Valuation allowance	(78)	571	168
Foreign - tax rate differential and other	340	388	606
Federal tax credits	(1,548)	(1,016)	(770)
Compensation subject to section 162(m)	930	693	685
Stock based compensation	(967)	(523)	(1,510)
Other	(158)	(251)	(239)
Actual provision	$29,368	$21,221	$17,739

The components of deferred income taxes as of December 31 are as follows:

	2023	2022
	(In thousands)
Deferred tax assets:
Reserve for receivables and inventory	$2,959	$2,972
Accrued compensation	4,069	2,209
Reserves and payables	2,509	2,340
Accrued post-retirement medical benefits	971	1,054
Net operating loss and credit carryforwards	4,948	2,827
Deferred compensation	1,269	1,139
Accrued qualified plan benefits	988	1,193
Accrued stock-based compensation	1,166	1,120
Deferred revenue	8,128	4,793
Operating lease liabilities	1,071	1,262
Research and development costs	5,744	2,625
Other	1,359	987
Total gross deferred tax assets	35,181	24,521
Less: valuation allowance	(2,683)	(2,690)
Total net deferred tax assets	32,498	21,831
Deferred tax liabilities:
Property, plant and equipment	4,323	4,454
Intangible assets	8,361	7,247
Prepaids	394	238
Operating lease assets	1,020	1,258
Other	746	525
Total deferred tax liabilities	14,844	13,722
Net deferred tax assets	$17,654	$8,109

As of December 31, 2023, the Company had U.S. federal net operating loss carryforwards of approximately $2.8 million, U.S. state net operating loss carryforwards of approximately $2.0 million, and foreign net operating loss carryforwards of approximately $13.7 million, of which $13.5 million have an unlimited carryforward period. The Company's tax credit carryforward of $0.6 million relates to state specific tax credits that the Company expects to fully utilize in future tax periods. The Company has recorded a full valuation allowance against certain deferred tax assets which are not likely to be realized. The valuation allowance relates primarily to foreign net operating loss carryforwards.

In 2021, the Organization for Economic Cooperation and Development ("OEDC") released Pillar Two Global Anti-Base Erosion model rules, designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. The OECD continues to release guidance and countries are implementing legislation to adopt these rules, which are expected to be effective for accounting periods beginning on or after December 31, 2023. The United States has not yet enacted legislation implementing Pillar Two. The Company is continuing to evaluate the Pillar Two rules and their potential impact on future periods. Based on existing proposed rules, the Company does not meet the revenue requirements for the Pillar Two rules to apply. As a result, the Company does not expect the rules to have a material impact on its effective tax rate.

In general, it is the Company's practice and intention to reinvest earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2023, the Company has not made a provision for incremental U.S. income taxes or additional foreign withholding taxes on approximately $15.8 million of such undistributed earnings, $14.4 million of which was previously subject to U.S. tax that is deemed indefinitely reinvested.

Changes in the Company's gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	2023	2022
	(In thousands)
Balance at beginning of year	$1,039	$1,172
Increases (reductions) in unrecognized tax benefits as a result of positions taken during the prior year	84	(89)
Increases in unrecognized tax benefits as a result of positions taken during the current year	485	231
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(213)	(275)
Balance at end of year	$1,395	$1,039

The Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits during the next twelve months. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2020, and, with few exceptions, state and local income tax examinations by tax authorities for years prior to 2019. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest was approximately $0.1 million at both December 31, 2023 and 2022 and there were no penalties accrued in either year.

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

Information regarding revenues by geographic area is as follows:

	2023	2022	2021
	(In thousands)
Revenues:
United States	$621,166	$491,683	$432,188
Foreign:
Asia	13,545	14,995	16,736
Canada	12,958	12,768	11,867
Europe	39,106	28,718	30,359
Mexico	4,258	3,931	5,110
Middle East	10,381	9,286	7,176
Other	2,178	4,187	1,762
Total	$703,592	$565,568	$505,198

Information regarding assets by geographic area is as follows:

	2023	2022
	(In thousands)
Long-lived assets:
United States	$43,882	$43,182
Foreign:
Europe	12,807	12,923
Mexico	17,189	17,437
Total	$73,878	$73,542

	2023	2022
	(In thousands)
Total assets:
United States	$550,018	$466,697
Foreign:
Europe	140,999	113,945
Mexico	25,902	22,405
Total	$716,919	$603,047

Note 10 Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends

The Company's Common Stock is listed on the New York Stock Exchange under the symbol BMI. Earnings per share are computed independently for each quarter. As such, the annual per share amount may not equal the sum of the quarterly amounts due to rounding. The Company currently anticipates continuing to pay cash dividends. Shareholders of record as of December 31, 2023 and 2022 totaled 560. Voting trusts and street name shareholders are counted as single shareholders for this purpose.

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2023
Net sales	$159,101	$175,858	$186,193	$182,440
Gross margin	62,816	69,434	72,723	71,465
Net earnings	19,415	22,493	25,969	24,721
Earnings per share:
Basic	$0.66	$0.77	$0.89	$0.84
Diluted	0.66	0.76	0.88	0.84
Dividends declared	0.23	0.23	0.27	0.27
Stock price:
High	$124.35	$156.15	$170.86	$158.47
Low	103.93	117.53	138.71	134.06
Quarter-end close	121.82	147.56	143.87	154.37

2022
Net sales	$132,402	$137,833	$148,009	$147,324
Gross margin	50,723	54,760	57,522	56,965
Net earnings	14,360	16,664	17,933	17,539
Earnings per share:
Basic	$0.49	$0.57	$0.61	$0.60
Diluted	0.49	0.57	0.61	0.60
Dividends declared	0.20	0.20	0.23	0.23
Stock price:
High	$108.76	$102.67	$103.30	$120.54
Low	85.55	73.20	76.88	88.16
Quarter-end close	99.71	80.89	92.39	109.03

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

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows for the years ended December 31:

	2023		2022
	(In thousands)
Revenue recognized over time	$44,317	6.3%	$35,695	6.3%
Revenue recognized at a point in time	659,275	93.7%	529,873	93.7%
Total	$703,592	100.0%	$565,568	100.0%

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

The Company's receivables and contract liabilities are as follows at the years ended December 31 are as follows:

	2023	2022
	(In thousands)
Receivables	$83,507	$76,651
Contract liabilities	59,970	40,700

Contract liabilities are included in payables and long-term deferred revenue on the Company’s Consolidated Balance Sheet. The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at December 31, 2023 and 2022.

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

The Company's performance obligations are satisfied at a point in time or over time as work progresses. The majority of the Company's revenue recognized at a point in time is for the sale of utility and flow instrumentation products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer during the shipping process. The majority of the Company's revenue that is recognized over time relates to the BEACON software as a service (“SaaS”).

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

As of December 31, 2023, the Company had certain contracts with unsatisfied performance obligations. For contracts recorded as long-term liabilities, $60.0 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $10.2 million in 2024, $6.8 million in 2025, $5.8 million in 2026, $5.1 million in 2027, $4.2 million in 2028 and $27.9 million thereafter.

The Company also has contracts that include both the sale and installation of flow meters as performance obligations. In those cases, the Company records revenue for installed flow meters at the point in time when the flow meters have been accepted by the customer. The customer cannot control the use of and obtain substantially all of the benefits from the equipment until the customer has accepted the installed product. Therefore, for both the flow meter and the related installation, the Company has concluded that control is transferred to the customer upon customer acceptance of the installed flow meter. In addition, the Company has a variety of ancillary revenue streams which are minor. The types and composition of the Company's revenue streams did not materially change during the year ended December 31, 2023.

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

The recording of assets recognized from the costs to obtain and fulfill customer contracts primarily relate to the deferral of sales commissions and network service contracts on the Company's BEACON software arrangements. The Company's costs incurred to obtain or fulfill a contract with a customer are amortized over the period of benefit of the related revenue. The Company expenses any costs incurred immediately when the amortization period would be one year or less. These costs are recorded within selling, engineering and administration expenses.

For the year ended December 31, 2023 and 2022, the Company elected the following practical expedients:

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

	December 31, 2023	December 31, 2022
	(In thousands)
Right-of-use assets	$5,522	$6,533
Lease liabilities	5,758	6,792

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

	2023	2022
	(In thousands)
Operating lease expense	$3,406	$3,447
Variable and short-term lease expense	192	76
Rent expense	$3,598	$3,523

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company’s lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of December 31, 2023 and 2022, the remaining lease term on the

Company’s leases was 5.3 years. As of December 31, 2023 and 2022, the discount rate was 5.0%. The future minimum lease payments to be paid under operating leases are as follows:

December 31, 2023
(In thousands)
2024	$2,552
2025	1,964
2026	837
2027	225
2028	129
Thereafter	942
Total future lease payments	6,649
Present value adjustment	(891)
Present value of future lease payments	$5,758

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2023. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Chief Financial Officer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this 2023 Annual Report on Form 10-K under the heading “Management's Annual Report on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The attestation report required under this Item 9A is contained in Item 8 of this 2023 Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2023, none of our directors or executive officers adopted or terminated any "Rule 10b5-1 trading arrangement" or non-Rule 10b-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to directors is included under the headings “Nomination and Election of Directors” and in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2024 and is incorporated herein by reference.

Information concerning the executive officers of the Company is included in Part I, Item 1 of this 2023 Annual Report on Form 10-K under the heading “Information about the Company’s Executive Officers.”

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

The Company is not including the information contained on its website as part of, or incorporating it by reference into, this 2023 Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is included under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation”, “CEO Pay Ratio” and "Pay Versus Performance" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2024, and is incorporated herein by reference; provided, however, that the information under the subsection “Executive Compensation - Compensation Committee Report” is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Exchange Act or to be the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent it is specifically incorporated by reference into such a filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is included under the headings “Stock Ownership of Beneficial Owners,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2024 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is included under the headings “Related Person Transactions” and “Nomination and Election of Directors - Independence, Committees, Meetings and Attendance” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2024, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included under the heading “Principal Accounting Firm Fees” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2024, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.
Financial Statements. See the financial statements included in Part II, Item 8 “Financial Statements and Data” in this 2023 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Shareholders' Equity.”
2.
Financial Statement Schedules. Financial statement schedules are omitted because the information required in these schedules is included in the Notes to Consolidated Financial Statements.
3.
Exhibits. The exhibits listed in the following Exhibit Index are filed as part of this 2023 Annual Report on Form 10-K that is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

(3)	Restated Articles of Incorporation (as in effect as of August 8, 2008).

[Incorporated by reference to Exhibit (3.2) to Badger Meter, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (Commission File No. 001-06706)].

(3.1)

Articles of Amendment to the Restated Articles of Incorporation of Badger Meter, Inc.

[Incorporated by reference to Exhibit (3.1) to Badger Meter, Inc.'s Form 8-K, filed on May 1, 2023 (Commission File No. 001-06706)]

(3.2)	Restated By-Laws (as amended and restated as of March 30, 2020).

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

(4.1)

Amendment to Credit Agreement dated January 20, 2023 among Badger Meter, Inc. and the lender and agent listed on the signature pages thereof

[Incorporated by reference from Exhibit (4.1) to Badger Meter, Inc's Annual Report on Form 10-K filed for the period ended December 31, 2022 (Commission File No. 001-06706)]

(4.2)

Description of Securities of the Registrant.

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

(97)	Badger Meter Inc. Compensation Recovery Policy

(99)

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2024. To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report.

(101)

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, tagged as blocks of text, (vii) document and entity information, and (viii) the information in Part II, Item 9B Other Information

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* A management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2024.

BADGER METER, INC.

By:	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2024.

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
Melanie K. Cook

/s/ Xia Liu	Director
Xia Liu

/s/ James W. McGill	Director
James W. McGill

/s/ Tessa M. Myers	Director
Tessa M. Myers

/s/ James F. Stern	Director
James F. Stern

/s/ Glen E. Tellock	Director
Glen E. Tellock