Form 10-Q
period 2024-03-31
BADGER METER INC
filed 2024-04-19
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 9, 2024 there were 29,393,730 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended March 31, 2024

Special Note Regarding Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, as well as other information provided from time to time by Badger Meter, Inc. (the “Company” or "Badger Meter") or its employees, may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company's then current views and assumptions and involve risks and uncertainties. See Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for further information regarding risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements. The Company disclaims any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.

Part I – Financial Information

Item 1 Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	March 31,	December 31,
	(Unaudited)
	(In thousands)
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$199,310	$191,782
Receivables	92,287	83,507
Inventories:
Finished goods	37,414	34,764
Work in process	41,178	41,261
Raw materials	81,852	77,649
Total inventories	160,444	153,674
Prepaid expenses and other current assets	18,557	13,214
Total current assets	470,598	442,177
Property, plant and equipment, at cost	227,043	225,988
Less accumulated depreciation	(154,109)	(152,110)
Net property, plant and equipment	72,934	73,878
Intangible assets, at cost less accumulated amortization	52,471	53,737
Other assets	11,293	11,249
Deferred income taxes	22,704	22,715
Goodwill	113,474	113,163
Total assets	$743,474	$716,919
Liabilities and shareholders’ equity
Current liabilities:
Payables	$90,617	$81,807
Accrued compensation and employee benefits	15,588	29,871
Warranty and after-sale costs	12,425	11,102
Other current liabilities	16,464	9,168
Total current liabilities	135,094	131,948
Long-term deferred revenue	54,181	49,763
Deferred income taxes	4,894	5,061
Accrued non-pension postretirement benefits	3,831	3,614
Other accrued employee benefits	5,404	5,293
Other long-term liabilities	4,503	4,758
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $1 par, authorized 80,000,000, issued 37,221,098 shares in 2024 and 2023	37,221	37,221
Capital in excess of par value	60,468	59,185
Reinvested earnings	479,925	458,719
Accumulated other comprehensive loss	(5,268)	(1,646)
Less: Treasury stock, at cost, 7,827,368 shares in 2024 and 7,873,781 in 2023	(36,779)	(36,997)
Total shareholders’ equity	535,567	516,482
Total liabilities and shareholders’ equity	$743,474	$716,919

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended March 31,
	(Unaudited)
	(In thousands except share and per share amounts)
	2024	2023

Net sales	$196,280	$159,101
Cost of sales	119,102	96,285
Gross margin	77,178	62,816
Selling, engineering and administration	40,600	37,770
Operating earnings	36,578	25,046
Interest income, net	(1,526)	(622)
Other pension and postretirement costs	12	32
Earnings before income taxes	38,092	25,636
Provision for income taxes	8,961	6,221
Net earnings	$29,131	$19,415

Earnings per share:
Basic	$0.99	$0.66
Diluted	$0.99	$0.66

Dividends declared per common share	$0.27	$0.23

Shares used in computation of earnings per share:
Basic	29,320,483	29,255,184
Impact of dilutive securities	174,005	165,770
Diluted	29,494,488	29,420,954

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands)
	2024	2023
Net earnings	$29,131	$19,415
Other comprehensive loss:
Foreign currency translation adjustments	(3,590)	1,758
Pension and postretirement benefits, net of tax	(32)	(33)
Comprehensive income	$25,509	$21,140

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Three Months Ended March 31,
	(Unaudited) (In thousands)
	2024	2023
Operating activities:
Net earnings	$29,131	$19,415
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	2,892	2,663
Amortization	5,118	4,284
Deferred income taxes	-	(10)
Noncurrent employee benefits	1	(37)
Stock-based compensation expense	1,271	1,006
Changes in:
Receivables	(9,164)	(6,843)
Inventories	(6,405)	(11,439)
Payables	7,960	6,959
Prepaid expenses and other assets	(8,065)	(2,133)
Other liabilities	(1,279)	4,105
Total adjustments	(7,671)	(1,445)
Net cash provided by operations	21,460	17,970
Investing activities:
Property, plant and equipment expenditures	(2,676)	(4,271)
Acquisitions, net of cash acquired	(3,000)	(17,052)
Net cash used for investing activities	(5,676)	(21,323)
Financing activities:
Dividends paid	(7,942)	(6,626)
Proceeds from exercise of stock options	230	58
Net cash used for financing activities	(7,712)	(6,568)
Effect of foreign exchange rates on cash	(544)	230
Increase (decrease) in cash and cash equivalents	7,528	(9,691)
Cash and cash equivalents – beginning of period	191,782	138,052
Cash and cash equivalents – end of period	$199,310	$128,361

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter ended March 31,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, December 31, 2022	$37,221	$53,282	$395,155	$(5,983)	$(37,253)	$442,422
Net earnings	-	-	19,415	-	-	19,415
Pension and postretirement benefits (net of $10 tax effect)	-	-	-	(33)	-	(33)
Foreign currency translation	-	-	-	1,758	-	1,758
Cash dividends of $0.23 per share	-	-	(6,591)	-	-	(6,591)
Stock options exercised	-	50	-	-	8	58
Stock-based compensation	-	1,006	-	-	-	1,006
Issuance of treasury stock (20 shares)	-	(93)	-	-	95	2
Balance, March 31, 2023	$37,221	$54,245	$407,979	$(4,258)	$(37,150)	$458,037

Balance, December 31, 2023	$37,221	$59,185	$458,719	$(1,646)	$(36,997)	$516,482
Net earnings	-	-	29,131	-	-	29,131
Pension and postretirement benefits (net of $10 tax effect)	-	-	-	(32)	-	(32)
Foreign currency translation	-	-	-	(3,590)	-	(3,590)
Cash dividends of $0.27 per share	-	-	(7,925)	-	-	(7,925)
Stock options exercised	-	196	-	-	34	230
Stock-based compensation	-	1,271	-	-	-	1,271
Issuance of treasury stock (46 shares)	-	(184)	-	-	184	-
Balance, March 31, 2024	$37,221	$60,468	$479,925	$(5,268)	$(36,779)	$535,567

* Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company's consolidated condensed financial position at March 31, 2024 and December 31, 2023, results of operations, comprehensive income, cash flows and statements of shareholders’ equity for the three-month periods ended March 31, 2024 and 2023. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 Additional Financial Information Disclosures

The consolidated condensed balance sheet at December 31, 2023 was derived from amounts included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Refer to the notes to consolidated financial statements included in that report for a description of the Company's accounting policies and for additional details of the Company's financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.

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

	Three months ended
	March 31,
(In thousands)	2024	2023
Balance at beginning of period	$11,102	$9,606
Net additions charged to earnings	3,239	1,411
Costs incurred	(1,916)	(1,448)
Balance at end of period	$12,425	$9,569

Note 3 Accumulated Other Comprehensive Loss

Components of and changes in accumulated other comprehensive loss at March 31, 2024 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$920	$(2,566)	$(1,646)
Other comprehensive loss before reclassifications	-	(3,590)	(3,590)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $10	(32)	-	(32)
Net current period other comprehensive loss, net of tax	(32)	(3,590)	(3,622)
Accumulated other comprehensive loss	$888	$(6,156)	$(5,268)

Components of and changes in accumulated other comprehensive loss at March 31, 2023 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$994	$(6,977)	$(5,983)
Other comprehensive income before reclassifications	-	1,758	1,758
Amounts reclassified from accumulated other comprehensive loss, net of tax of $10	(33)	-	(33)
Net current period other comprehensive income, net of tax	(33)	1,758	1,725
Accumulated other comprehensive loss	$961	$(5,219)	$(4,258)

Details of reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2024 and 2023 are immaterial.

Note 4 Acquisitions

Acquisitions are accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition. The acquisitions did not have a material impact on the Company's consolidated financial statements or the notes thereto.

Effective January 1, 2024, the Company acquired select remote water monitoring hardware and software, inclusive of the Telog® product line and Unity Remote Monitoring software as a service (the "Telog/Unity Assets"). The total purchase consideration for the Telog/Unity Assets was $3.0 million in cash.

The preliminary allocation of purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of March 31, 2024, the Company has not completed its analysis for estimating the fair value of the assets acquired.

Effective January 1, 2023, the Company acquired 100% of the outstanding stock of Syrinix Ltd. ("Syrinix"), headquartered in the United Kingdom, a provider of high-frequency pressure monitoring and leak detection solutions.

The total purchase consideration for Syrinix, net of cash acquired, was $17.1 million. The Company's allocation of the purchase price at December 31, 2023 included $0.6 million of receivables, $0.7 million of inventories, $2.1 million of other assets, $7.7 million of intangible assets and $10.3 million of goodwill. The intangible assets acquired were primarily developed technology, customer relationships and trademarks with estimated average useful lives of 13 to 15 years. The Company also assumed $1.9 million of payables, $2.0 million of deferred income taxes and $0.4 million of other liabilities as part of the acquisition. As of December 31, 2023, the Company had completed its analysis for estimating the fair value of the assets acquired.

Note 5 Contingencies, Litigation and Commitments

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2023 and the first quarter of 2024 were not material.

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

The Company's earnings before incomes taxes, provision for income taxes, and effective income tax rate are as follows:

	Three months ended March 31,
(In thousands)	2024	2023
Earnings before income taxes	$38,092	$25,636
Provision for income taxes	8,961	6,221
Effective income tax rate	23.5%	24.3%

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

Note 9 Revenue Recognition

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts include the sale of measurement hardware, communication devices, data and analytics software and other ancillary services. Contracts generally state the terms of sale, including the description, quantity and price of each product or service. Since the customer typically agrees to a stated rate and price in the contract that does not vary over the life of the contract, the majority of the Company's contracts do not contain variable consideration. The Company establishes a provision for estimated warranty and returns as well as certain after sale costs as discussed in Note 2 "Additional Financial Information Disclosures" in the Notes to Unaudited Consolidated Condensed Financial Statements.

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended
	March 31,
(In thousands)	2024	2023
Revenues:
United States	$177,190	$138,586
Foreign:
Asia	2,913	3,192
Canada	2,178	3,482
Europe	9,409	9,532
Mexico	621	1,035
Middle East	3,611	2,678
Other	358	596
Total	$196,280	$159,101

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended
	March 31,
(In thousands)	2024		2023
Revenue recognized over time	$12,733	6.5%	$9,738	6.1%
Revenue recognized at a point in time	183,547	93.5%	149,363	93.9%
Total	$196,280	100.0%	$159,101	100.0%

The majority of the Company's revenue that is recognized over time relates to the BEACON® software as a service ("SaaS"), but also includes training, certain installation and other revenues. The majority of the Company's revenue recognized at a point in time is for the sale of utility and flow instrumentation products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during shipping.

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

The Company's receivables and contract liabilities are as follows:

	March 31, 2024	December 31, 2023
(In thousands)
Receivables	$92,287	$83,507
Contract liabilities	65,712	59,970

Contract liabilities are included in payables and long-term deferred revenue on the Company's Consolidated Condensed Balance Sheets. The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables as of March 31, 2024 and December 31, 2023.

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

The Company's performance obligations are satisfied at a point in time or over time as work progresses. The majority of the Company's revenue recognized at a point in time is for the sale of utility and flow instrumentation products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process. The majority of the Company's revenue that is recognized over time relates to the BEACON SaaS.

As of March 31, 2024, the Company had certain contracts with unsatisfied performance obligations. For contracts recorded as contract liabilities, $65.7 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $9.8 million in 2024, $7.3 million in 2025, $6.3 million in 2026, $5.5 million in 2027, $4.7 million in 2028, $4.0 million in 2029 and $28.1 million thereafter.

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

	March 31, 2024	December 31, 2023
(In thousands)
Right-of-use assets	$5,120	$5,522
Lease liabilities	5,335	5,758

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

	Three months ended
	March 31,
	2024	2023
(In thousands)
Operating lease expense	$858	$833
Variable and short-term lease expense	75	45
Rent expense	$933	$878

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company's lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of March 31, 2024 and December 31, 2023, the remaining lease term on the Company's leases was 5.2 years and 5.3 years, respectively. As of March 31, 2024 and December 31, 2023, the discount rate was 5.0%. The future minimum lease payments to be paid under operating leases are as follows:

March 31, 2024
(In thousands)
2024 (remaining nine months)	$1,956
2025	2,037
2026	900
2027	223
2028	127
Thereafter	895
Total future lease payments	6,138
Present value adjustment	(803)
Present value of future lease payments	$5,335

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

Utility Water Product Line (approximately 85% of Net Sales in fiscal 2023)

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

Information and analytics are critical to the smart water ecosystem. The Company’s BEACON® SaaS, amongst others, improves utility visibility to their water and water usage. BEACON is a secure, cloud-hosted software suite that includes a customizable dashboard and has the ability to establish alerts for specific conditions. It also allows for consumer engagement tools that permit end water users (such as homeowners) to view and manage their water usage activity. Benefits to the utility include improved customer service, increased visibility through faster leak detection, the ability to promote and quantify the effects of its water conservation efforts, and easier compliance reporting.

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

Flow Instrumentation Product Line (approximately 15% of Net Sales in fiscal 2023)

The flow instrumentation product line primarily serves water applications throughout the broader industrial market, with both standard and customized solutions. These solutions include meters, valves and other sensing instruments sold worldwide to measure and control the quantity of fluids, including water, air, steam, and other liquids and gases. These products, oftentimes leveraging the same technologies used in utility water, are used in a variety of industries and applications, with the Company’s primary market focus being water/wastewater, heating, ventilating and air conditioning (HVAC) and corporate sustainability. Flow instrumentation products are generally sold through manufacturers’ representatives and original equipment manufacturers as the primary flow measurement device within a product or system. Specialized communication protocols that control the entire flow measurement process and mandatory certifications drive these markets.

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

Long Term Business Trends

Across the globe significant infrastructure investment needs, aging workforce, increasing regulations and a focus on climate-change and sustainability are driving companies and utilities to better manage critical resources like water. Some customers measure fluids to identify leaks and/or misappropriation for cost control or add measurement points to help automate manufacturing. Other customers employ measurement to comply with government mandates and laws including those associated with process and discharge water quality monitoring. The Company provides flow measurement technology critical to providing baseline usage data and to quantify reductions as customers attempt to reduce consumption. For example, once water usage metrics are better understood, a strategy for water-use reduction can be developed with specific water-reduction initiatives targeted to those areas where it is most viable. With the Company’s technology, customers have found costly leaks, pinpointed equipment in need of repair, and identified areas for process improvements.

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

Acquisitions

Effective January 1, 2024, the Company acquired select remote water monitoring hardware and software, inclusive of the Telog® product line and Unity Remote Monitoring software as a service (the "Telog/Unity Assets). The total purchase consideration for the Telog/Unity Assets was $3.0 million in cash.

Effective January 1, 2023, the Company acquired 100% of the outstanding stock of Syrinix Ltd. ("Syrinix"), headquartered in the United Kingdom, a provider of high-frequency pressure monitoring and leak detection solutions.

The total purchase consideration for Syrinix, net of cash acquired, was $17.1 million. The Company's allocation of the purchase price at December 31, 2023 included $0.6 million of receivables, $0.7 million of inventories, $2.1 million of other assets, $7.7 million of intangible assets and $10.3 million of goodwill. The intangible assets acquired were primarily developed technology, customer relationships and trademarks with estimated average useful lives of 13 to 15 years. The Company also assumed $1.9 million of payables, $2.0 million of deferred income taxes and $0.4 million of other liabilities as part of the acquisition.

Revenue and Product Mix

As the industry continues to evolve, the Company has been at the forefront of innovation across measurement hardware (metering, water quality, pressure sensors, etc.), radio and software technologies in order to meet its customers’ increasing expectations for accurate and actionable data and insights. As technologies such as ORION Cellular and BEACON digital solutions have become more widely adopted, the Company’s revenue from SaaS has increased significantly, and is margin accretive.

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

Results of Operations - Three Months Ended March 31, 2024

Net Sales

The Company's net sales for the three months ended March 31, 2024 were $196.3 million compared to $159.1 million during the same period in 2023. Net sales into the utility water market were $170.1 million, an increase of 28.7% from the prior year’s $132.2 million. Utility water net sales grew as a result of increased ultrasonic meter and ORION® Cellular endpoint sales as well as increased BEACON® SaaS revenue. Sales of products into the global flow instrumentation end markets were $26.2 million compared to the prior year’s $26.9 million, a decrease of 2.7%, largely the result of to a difficult prior year comparison which included the benefit of backlog conversion and improved supply chain availability that did not reoccur.

Earnings

Total operating earnings for the three months ended March 31, 2024 were $36.6 million, or 18.6% of sales, compared to $25.0 million, or 15.7% of sales, in the comparable prior year quarter. Gross margin dollars increased $14.4 million, with gross margin as a percent of sales of 39.3%, a decrease from 39.5% in the prior year comparable quarter. Gross margin in the current quarter benefited from increased sales volumes and favorable sales mix offset by inflationary cost increases. Selling, engineering and administration (“SEA”) expenses were $40.6 million or 20.7% of sales in the first quarter of 2024 compared to $37.8 million or 23.7% of sales in the comparable prior year quarter. While the Company made investments in growth-related spending including higher headcount and R&D, the year-over-year improvement in SEA expense as a percent of sales is the result of effective spending controls and higher sales.

The provision for income taxes as a percentage of earnings before income taxes for the quarter ended March 31, 2024 was 23.5% compared to 24.3% for the comparable prior year period. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, other credits, allowances and discrete items.

As a result of the above-mentioned items, net earnings for the three months ended March 31, 2024 were $29.1 million, or $0.99 per diluted share, compared to $19.4 million, or $0.66 per diluted share, for the same period in 2023.

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

Primary Working Capital

The Company uses primary working capital (“PWC”) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve month Net sales. The following table shows the components of our PWC:

	March 31, 2024		December 31, 2023
(In thousands)	$	PWC%	$	PWC%
Receivables	$92,287	12.4%	$83,507	11.9%
Inventories	160,444	21.7%	153,674	21.8%
Payables	(90,617)	-12.2%	(81,807)	-11.6%
Primary Working Capital	$162,114	21.9%	$155,374	22.1%

Overall, PWC increased $6.7 million compared to the previous year-end. Receivables at March 31, 2024 increased $8.8 million due to higher sales activity in the first quarter of 2024. Inventories increased $6.8 million due to component cost inflation, higher safety stock levels and increased sales activity. Payables as of March 31, 2024 were $8.8 million higher than the prior year-end due to timing of payments and increased inventory levels.

Cash Provided by Operations

Cash provided by operations in the first three months of 2024 was $21.5 million compared to $18.0 million in the same period of 2023. Higher net earnings, offset by higher incentive compensation payments in 2024 versus 2023, contributed to the increase in cash provided by operations compared to the same quarter in 2023.

Property, plant and equipment expenditures for the first three months of 2024 were $2.7 million compared to $4.3 million in the comparable prior year period.

Cash and cash equivalents at March 31, 2024 increased to $199.3 million from $191.8 million at December 31, 2023, the result of the $21.5 million of cash provided by operations, offset by $3.0 million deployed to acquire the Telog net assets and payment of the quarterly dividend.

The Company's credit facility includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company's financial flexibility including an increase feature, acquisition holiday, and favorable financial covenants. The Company was in compliance with all covenants as of March 31, 2024. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $154.3 million of unused credit lines available at March 31, 2024.

Other Matters

On March 6, 2024, the SEC adopted final rules to enhance disclosures pertaining to climate related risks and associated board and management governance of such risks. Disclosures will be made prospectively, with phased-in effective dates starting with fiscal years beginning on or after January 1, 2025, subject to any regulatory or judicial delays. Other governing bodies have passed or are considering passing related legislature requiring certain environmental, social and governance disclosures. The Company is currently assessing the impact of these changes to its consolidated financial statements.

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2023 and the first quarter of 2024 were not material.

See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of risks and uncertainties that could impact the Company's financial performance and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company's off-balance sheet arrangements and contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Off-Balance Sheet Arrangements” and “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and have not materially changed since that report was filed unless otherwise indicated in this Quarterly Report on Form 10-Q.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

The Company's quantitative and qualitative disclosures about market risk are included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and have not materially changed since that report was filed.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2024. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President – Chief Financial Officer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II – Other Information

Item 1A Risk Factors

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In February 2023, the Board authorized the repurchase of up to 200,000 shares of the Company’s Common Stock through February 2026. The following table provides information about the Company's purchases under this repurchase program during the quarter ended March 31, 2024 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
January 1, 2024 - January 31, 2024	-	$-	-	200,000
February 1, 2024 - February 29, 2024	-	$-	-	200,000
March 1, 2024 - March 31, 2024	-	$-	-	200,000
Total as of March 31, 2024	-		-	200,000

Item 5 Other Information

During the first quarter of 2024, none of our directors or executive officers adopted or terminated any "Rule 10b5-1 trading arrangement" or non-Rule 10b-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) the Consolidated Condensed Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags and (vii) the information in Part II, Item 5 Other Information.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: April 19, 2024	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

	By	/s/ Robert A. Wrocklage
Robert A. Wrocklage
Senior Vice President – Chief Financial Officer

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President – Controller