Form 10-Q
period 2024-06-30
BADGER METER INC
filed 2024-07-22
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 12, 2024 there were 29,411,720 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended June 30, 2024

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

Part I – Financial Information

Item 1 Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	(Unaudited)
	(In thousands)
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$226,212	$191,782
Receivables	106,229	83,507
Inventories:
Finished goods	38,867	34,764
Work in process	39,315	41,261
Raw materials	83,084	77,649
Total inventories	161,266	153,674
Prepaid expenses and other current assets	15,510	13,214
Total current assets	509,217	442,177
Property, plant and equipment, at cost	229,409	225,988
Less accumulated depreciation	(156,955)	(152,110)
Net property, plant and equipment	72,454	73,878
Intangible assets, at cost less accumulated amortization	50,178	53,737
Other assets	13,350	11,249
Deferred income taxes	22,706	22,715
Goodwill	113,355	113,163
Total assets	$781,260	$716,919
Liabilities and shareholders’ equity
Current liabilities:
Payables	$96,011	$81,807
Accrued compensation and employee benefits	21,768	29,871
Warranty and after-sale costs	13,849	11,102
Other current liabilities	6,491	9,168
Total current liabilities	138,119	131,948
Long-term deferred revenue	59,449	49,763
Deferred income taxes	4,838	5,061
Accrued non-pension postretirement benefits	3,798	3,614
Other accrued employee benefits	6,016	5,293
Other long-term liabilities	5,902	4,758
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $1 par, authorized 80,000,000, issued 37,221,098 at June 30, 2024 and December 31, 2023	37,221	37,221
Capital in excess of par value	62,915	59,185
Reinvested earnings	505,040	458,719
Accumulated other comprehensive loss	(5,343)	(1,646)
Less: Treasury stock, at cost, 7,809,378 shares at June 30, 2024 and 7,873,781 shares at December 31, 2023	(36,695)	(36,997)
Total shareholders’ equity	563,138	516,482
Total liabilities and shareholders’ equity	$781,260	$716,919

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2024	2023	2024	2023

Net sales	$216,658	$175,858	$412,938	$334,959
Cost of sales	131,290	106,424	250,392	202,709
Gross margin	85,368	69,434	162,546	132,250
Selling, engineering and administration	43,856	39,932	84,456	77,702
Operating earnings	41,512	29,502	78,090	54,548
Interest income, net	(1,862)	(827)	(3,389)	(1,449)
Other pension and postretirement costs	12	33	25	65
Earnings before income taxes	43,362	30,296	81,454	55,932
Provision for income taxes	10,306	7,803	19,267	14,024
Net earnings	$33,056	$22,493	$62,187	$41,908

Earnings per share:
Basic	$1.13	$0.77	$2.12	$1.43
Diluted	$1.12	$0.76	$2.11	$1.42

Dividends declared per common share	$0.27	$0.23	$0.54	$0.45

Shares used in computation of earnings per share:
Basic	29,361,034	29,272,693	29,341,407	29,264,166
Impact of dilutive securities	167,904	174,832	170,955	170,301
Diluted	29,528,938	29,447,525	29,512,362	29,434,467

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2024	2023	2024	2023
Net earnings	$33,056	$22,493	$62,187	$41,908
Other comprehensive loss:
Foreign currency translation adjustments	(44)	88	(3,633)	1,845
Pension and postretirement benefits, net of tax	(31)	(33)	(64)	(65)
Comprehensive income	$32,981	$22,548	$58,490	$43,688

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Six Months Ended June 30,
	(Unaudited) (In thousands)
	2024	2023
Operating activities:
Net earnings	$62,187	$41,908
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	5,741	5,438
Amortization	10,360	8,416
Deferred income taxes	-	(376)
Noncurrent employee benefits	(21)	(222)
Stock-based compensation expense	3,281	2,607
Changes in:
Receivables	(23,217)	(6,503)
Inventories	(7,256)	(23,753)
Payables	13,339	8,104
Prepaid expenses and other assets	(8,489)	(4,980)
Other liabilities	1,954	10,100
Total adjustments	(4,308)	(1,169)
Net cash provided by operations	57,879	40,739
Investing activities:
Property, plant and equipment expenditures	(5,017)	(6,935)
Acquisitions, net of cash acquired	(3,000)	(17,127)
Net cash used for investing activities	(8,017)	(24,062)
Financing activities:
Dividends paid	(15,876)	(13,217)
Proceeds from exercise of stock options	751	58
Net cash used for financing activities	(15,125)	(13,159)
Effect of foreign exchange rates on cash	(307)	235
Increase in cash and cash equivalents	34,430	3,753
Cash and cash equivalents – beginning of period	191,782	138,052
Cash and cash equivalents – end of period	$226,212	$141,805

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter and year-to-date ended June 30,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, March 31, 2023	$37,221	$54,245	$407,979	$(4,258)	$(37,150)	$458,037
Net earnings	-	-	22,493	-	-	22,493
Pension and postretirement benefits (net of $11 tax effect)	-	-	-	(33)	-	(33)
Foreign currency translation	-	-	-	88	-	88
Cash dividends of $0.23 per share	-	-	(6,595)	-	-	(6,595)
Stock-based compensation	-	1,601	-	-	-	1,601
Issuance of treasury stock (4 shares)	-	(13)	-	-	14	1
Balance, June 30, 2023	$37,221	$55,833	$423,877	$(4,203)	$(37,136)	$475,592

Balance, December 31, 2022	$37,221	$53,282	$395,155	$(5,983)	$(37,253)	$442,422
Net earnings	-	-	41,908	-	-	41,908
Pension and postretirement benefits (net of $22 tax effect)	-	-	-	(65)	-	(65)
Foreign currency translation	-	-	-	1,845	-	1,845
Cash dividends of $0.45 per share	-	-	(13,186)	-	-	(13,186)
Stock options exercised	-	50	-	-	8	58
Stock-based compensation	-	2,607	-	-	-	2,607
Issuance of treasury stock (24 shares)	-	(106)	-	-	109	3
Balance, June 30, 2023	$37,221	$55,833	$423,877	$(4,203)	$(37,136)	$475,592

Balance, March 31, 2024	$37,221	$60,468	$479,925	$(5,268)	$(36,779)	$535,567
Net earnings	-	-	33,056	-	-	33,056
Pension and postretirement benefits (net of $11 tax effect)	-	-	-	(31)	-	(31)
Foreign currency translation	-	-	-	(44)	-	(44)
Cash dividends of $0.27 per share	-	-	(7,941)	-	-	(7,941)
Stock options exercised	-	450	-	-	71	521
Stock-based compensation	-	2,010	-	-	-	2,010
Issuance of treasury stock (18 shares)	-	(13)	-	-	13	-
Balance, June 30, 2024	$37,221	$62,915	$505,040	$(5,343)	$(36,695)	$563,138

Balance, December 31, 2023	$37,221	$59,185	$458,719	$(1,646)	$(36,997)	$516,482
Net earnings	-	-	62,187	-	-	62,187
Pension and postretirement benefits (net of $21 tax effect)	-	-	-	(64)	-	(64)
Foreign currency translation	-	-	-	(3,633)	-	(3,633)
Cash dividends of $0.54 per share	-	-	(15,866)	-	-	(15,866)
Stock options exercised	-	646	-	-	105	751
Stock-based compensation	-	3,281	-	-	-	3,281
Issuance of treasury stock (64 shares)	-	(197)	-	-	197	-
Balance, June 30, 2024	$37,221	$62,915	$505,040	$(5,343)	$(36,695)	$563,138

* Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company's consolidated condensed financial position at June 30, 2024 and December 31, 2023, results of operations, comprehensive income, and statements of shareholders’ equity for the three and six-month periods ended June 30, 2024 and 2023, and cash flows for the six-month period ended June 30, 2024 and 2023. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Balance at beginning of period	$12,425	$9,569	$11,102	$9,606
Net additions charged to earnings	3,359	3,468	6,598	4,879
Costs incurred	(1,935)	(1,992)	(3,851)	(3,440)
Balance at end of period	$13,849	$11,045	$13,849	$11,045

Note 3 Accumulated Other Comprehensive Loss

Components of and changes in accumulated other comprehensive loss at June 30, 2024 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$920	$(2,566)	$(1,646)
Other comprehensive loss before reclassifications	-	(3,633)	(3,633)
Amounts reclassified from accumulated other comprehensive loss, net of tax of ($21)	(64)	-	(64)
Net current period other comprehensive loss, net of tax	(64)	(3,633)	(3,697)
Accumulated other comprehensive loss	$856	$(6,199)	$(5,343)

Components of and changes in accumulated other comprehensive loss at June 30, 2023 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$994	$(6,977)	$(5,983)
Other comprehensive income before reclassifications	-	1,845	1,845
Amounts reclassified from accumulated other comprehensive loss, net of tax of ($22)	(65)	-	(65)
Net current period other comprehensive income, net of tax	(65)	1,845	1,780
Accumulated other comprehensive loss	$929	$(5,132)	$(4,203)

Details of reclassifications out of accumulated other comprehensive loss during the six months ended June 30, 2024 and 2023 are immaterial.

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

The preliminary allocation of purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of June 30, 2024, the Company has not completed its analysis for estimating the fair value of the assets acquired.

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

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2023 and the first half of 2024 were not material.

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

The Company's earnings before incomes taxes, provision for income taxes, and effective income tax rate are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Earnings before income taxes	$43,362	$30,296	$81,454	$55,932
Provision for income taxes	10,306	7,803	19,267	14,024
Effective income tax rate	23.8%	25.8%	23.7%	25.1%

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

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Revenues:
United States	$193,963	$157,863	$371,153	$296,449
Foreign:
Asia	2,735	3,369	5,648	6,561
Canada	3,015	3,024	5,193	6,506
Europe	9,410	8,612	18,819	18,144
Mexico	1,431	452	2,052	1,487
Middle East	5,463	2,022	9,074	4,700
Other	641	516	999	1,112
Total	$216,658	$175,858	$412,938	$334,959

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended				Six months ended
	June 30,				June 30,
(In thousands)	2024		2023		2024		2023
Revenue recognized over time	$14,345	6.6%	$10,932	6.2%	$27,078	6.6%	$20,669	6.2%
Revenue recognized at a point in time	202,313	93.4%	164,926	93.8%	385,860	93.4%	314,290	93.8%
Total	$216,658	100.0%	$175,858	100.0%	$412,938	100.0%	$334,959	100.0%

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

The Company's receivables and contract liabilities are as follows:

	June 30, 2024	December 31, 2023
(In thousands)
Receivables	$106,229	$83,507
Contract liabilities	71,782	59,970

Contract liabilities are included in payables and long-term deferred revenue on the Company's Consolidated Condensed Balance Sheets. The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables as of June 30, 2024 and December 31, 2023.

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

As of June 30, 2024, the Company had certain contracts with unsatisfied performance obligations. For contracts recorded as contract liabilities, $71.8 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $7.9 million in 2024, $8.5 million in 2025, $7.4 million in 2026, $5.9 million in 2027, $4.9 million in 2028, $4.1 million in 2029 and $33.1 million thereafter.

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

	June 30, 2024	December 31, 2023
(In thousands)
Right-of-use assets	$6,478	$5,522
Lease liabilities	6,673	5,758

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

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
(In thousands)
Operating lease expense	$898	$867	$1,756	$1,700
Variable and short-term lease expense	28	31	103	76
Rent expense	$926	$898	$1,859	$1,776

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company's lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of June 30, 2024 and December 31, 2023, the remaining lease term on the Company's leases was 6.6 and 5.3 years, respectively. As of June 30, 2024 and December 31, 2023, the discount rate was 5.0%. The future minimum lease payments to be paid under operating leases are as follows:

June 30, 2024
(In thousands)
2024 (remaining six months)	$1,436
2025	2,298
2026	1,153
2027	475
2028	370
Thereafter	2,194
Total future lease payments	7,926
Present value adjustment	(1,253)
Present value of future lease payments	$6,673

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

Long-Term Business Trends

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

Results of Operations - Three Months Ended June 30, 2024

Net Sales

The Company's net sales for the three months ended June 30, 2024 were $216.7 million, an increase of 23.2% compared to $175.9 million during the same period in 2023. Sales into the utility water market were $190.6 million, an increase of 26.3% from the prior year’s $150.9 million. Utility water net sales grew as a result of increased customer adoption of cellular AMI solutions, including ORION® Cellular endpoint and BEACON® SaaS revenues, as well as increased meter volumes, including both mechanical and ultrasonic meters. Sales of products into the global flow instrumentation end markets were $26.1 million compared to the prior year’s $25.0 million, an increase of 4.5%. Flow instrumentation sales increased as a result of steady order demand within the water-focused end markets and modest growth in other industrial markets.

Earnings

Total operating earnings for the three months ended June 30, 2024 were $41.5 million, or 19.2% of sales, compared to $29.5 million, or 16.8% of sales, in the comparable prior year quarter. Gross margin dollars increased $15.9 million, with gross margin as a percent of sales of 39.4%, a slight decrease from 39.5% in the prior year comparable quarter. Gross margin in the current quarter benefited from increased sales volumes and favorable sales mix offset by inflationary cost increases. Selling, engineering and administration (“SEA”) expenses were $43.9 million or 20.2% of sales compared to $39.9 million or 22.7% in the comparable prior year quarter. The increase in SEA expenses was the result of continued growth-related spending including higher headcount, merit increases, incentive compensation and R&D expenses. The year-over-year improvement in SEA expense as a percent of sales is the result of effective spending controls and higher sales.

The provision for income taxes as a percentage of earnings before income taxes for the quarter ended June 30, 2024 was 23.8% compared to 25.8% for the comparable prior year period. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the three months ended June 30, 2024 were $33.1 million, or $1.12 per diluted share, compared to $22.5 million, or $0.76 per diluted share, for the same period in 2023.

Results of Operations - Six Months Ended June 30, 2024

Net Sales

The Company's net sales for the six months ended June 30, 2024 were $412.9 million compared to $335.0 million during the same period in 2023. Sales into the utility water market were $360.6 million, an increase of 27.4% from the prior year’s $283.1 million. Utility water net sales grew as a result of increased ultrasonic meter, ORION® Cellular endpoint, and BEACON® SaaS revenues. Sales of products into the global flow instrumentation end markets were $52.3 million compared to the prior year’s $51.9 million, an increase of 0.8%. Flow instrumentation sales increased due to steady demand across the majority of end-markets and applications.

Earnings

Total operating earnings for the six months ended June 30, 2024 were $78.1 million, or 18.9% of sales, compared to $54.5 million, or 16.3% of sales, in the comparable prior year period. Gross margin dollars increased $30.3 million, with gross margin as a percent of sales of 39.4%, a slight decrease from 39.5% in the prior year comparable period. Gross margin stability was the result of increased sales volumes and favorable sales mix offset by inflationary cost increases. SEA expenses were $84.5 million or 20.5% of sales compared to $77.7 million or 23.2% in the comparable prior year period. The year-over-year improvement in SEA expense leverage is the result of effective spending controls and higher sales.

The provision for income taxes as a percentage of earnings before income taxes for the six months ended June 30, 2024 was 23.7% compared to 25.1% for the comparable prior year period. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the six months ended June 30, 2024 were $62.2 million, or $2.11 per diluted share, compared to $41.9 million, or $1.42 per diluted share, for the same period in 2023.

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

Primary Working Capital

The Company uses primary working capital (“PWC”) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve-month Net sales. The following table shows the components of our PWC:

	June 30, 2024		December 31, 2023
(In thousands)	$	PWC%	$	PWC%
Receivables	$106,229	13.6%	$83,507	11.9%
Inventories	161,266	20.6%	153,674	21.8%
Payables	(96,011)	-12.3%	(81,807)	-11.6%
Primary Working Capital	$171,484	21.9%	$155,374	22.1%

Overall, PWC increased $16.1 million compared to the previous year-end. Receivables at June 30, 2024 increased $22.7 million due to higher sales activity. Inventories increased $7.6 million due to component cost inflation, higher safety stock levels and increased sales activity. Payables at June 30, 2024 were $14.2 million higher than the prior year-end due to timing of payments and increased inventory levels.

Cash Provided by Operations

Cash provided by operations in the first six months of 2024 was $57.9 million compared to $40.7 million in the same period of 2023. Higher net earnings, offset by increased working capital balances, contributed to the increase in cash provided by operations compared to the same period in 2023.

Property, plant and equipment expenditures for the first six months of 2024 were $5.0 million compared to $6.9 million in the comparable prior year period.

Cash and cash equivalents increased to $226.2 million from $191.8 million at December 31, 2023, the result of the $57.9 million cash provided by operations, offset by $3.0 million deployed to acquire the Telog/Unity net assets and payment of quarterly dividends.

The Company's credit facility includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company's financial flexibility including an increase feature, acquisition holiday, and favorable financial covenants. The Company was in compliance with all covenants as of June 30, 2024. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $154.3 million of unused credit lines available at June 30, 2024.

Other Matters

On March 6, 2024, the SEC adopted final rules to enhance disclosures pertaining to climate related risks and associated board and management governance of such risks. On April 4, 2024, the SEC voluntarily stayed implementation of the rules pending the completion of judicial review of consolidated legal challenges to the rules by the United States Court of Appeals for the Eighth Circuit. If the rules go effective as currently contemplated, disclosures will be made prospectively, with phased-in effective dates starting with fiscal years beginning on or after January 1, 2025, subject to any additional regulatory or judicial delays. Other governing bodies have passed or are considering passing related legislature requiring certain environmental, social and governance disclosures. The Company is currently assessing the impact of these changes to its consolidated financial statements.

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2023 and the first two quarters of 2024 were not material.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2024. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President – Chief Financial Officer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II – Other Information

Item 1A Risk Factors

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In February 2023, the Board authorized the repurchase of up to 200,000 shares of the Company's Common Stock through February 2026. The following table provides information about the Company's purchases under this repurchase program during the quarter ended June 30, 2024 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
April 1, 2024 - April 30, 2024	-	$-	-	200,000
May 1, 2024 - May 31, 2024	-	$-	-	200,000
June 1, 2024 - June 30, 2024	-	$-	-	200,000
Total as of June 30, 2024	-		-	200,000

Item 5 Other Information

During the second quarter of 2024, none of our directors or executive officers adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) the Consolidated Condensed Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags and (vii) the information in Part II, Item 5 Other Information.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: July 22, 2024	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

	By	/s/ Robert A. Wrocklage
Robert A. Wrocklage
Senior Vice President – Chief Financial Officer

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President – Controller