Form 10-Q
period 2024-09-30
BADGER METER INC
filed 2024-10-18
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 10, 2024 there were 29,410,656 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended September 30, 2024

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

Part I – Financial Information

Item 1 Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	(Unaudited)
	(In thousands)
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$258,955	$191,782
Receivables	93,427	83,507
Inventories:
Finished goods	35,725	34,764
Work in process	39,011	41,261
Raw materials	83,781	77,649
Total inventories	158,517	153,674
Prepaid expenses and other current assets	18,397	13,214
Total current assets	529,296	442,177
Property, plant and equipment, at cost	231,777	225,988
Less accumulated depreciation	(158,498)	(152,110)
Net property, plant and equipment	73,279	73,878
Intangible assets, at cost less accumulated amortization	48,957	53,737
Other assets	13,543	11,249
Deferred income taxes	22,785	22,715
Goodwill	115,001	113,163
Total assets	$802,861	$716,919
Liabilities and shareholders’ equity
Current liabilities:
Payables	$77,381	$81,807
Accrued compensation and employee benefits	29,756	29,871
Warranty and after-sale costs	15,660	11,102
Other current liabilities	6,366	9,168
Total current liabilities	129,163	131,948
Long-term deferred revenue	60,879	49,763
Deferred income taxes	5,108	5,061
Accrued non-pension postretirement benefits	3,808	3,614
Other accrued employee benefits	6,704	5,293
Other long-term liabilities	6,014	4,758
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $1 par, authorized 80,000,000, issued 37,221,098 at September 30, 2024 and December 31, 2023	37,221	37,221
Capital in excess of par value	64,234	59,185
Reinvested earnings	527,080	458,719
Accumulated other comprehensive loss	(650)	(1,646)
Less: Treasury stock, at cost, 7,810,442 shares at September 30, 2024 and 7,873,781 shares at December 31, 2023	(36,700)	(36,997)
Total shareholders’ equity	591,185	516,482
Total liabilities and shareholders’ equity	$802,861	$716,919

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2024	2023	2024	2023

Net sales	$208,438	$186,193	$621,376	$521,152
Cost of sales	124,560	113,470	374,952	316,179
Gross margin	83,878	72,723	246,424	204,973
Selling, engineering and administration	43,255	41,301	127,711	119,003
Operating earnings	40,623	31,422	118,713	85,970
Interest income, net	(2,301)	(1,200)	(5,689)	(2,649)
Other pension and postretirement costs	13	32	37	97
Earnings before income taxes	42,911	32,590	124,365	88,522
Provision for income taxes	10,873	6,621	30,140	20,645
Net earnings	$32,038	$25,969	$94,225	$67,877

Earnings per share:
Basic	$1.09	$0.89	$3.21	$2.32
Diluted	$1.08	$0.88	$3.19	$2.30

Dividends declared per common share	$0.34	$0.27	$0.88	$0.72

Shares used in computation of earnings per share:
Basic	29,369,923	29,294,886	29,351,688	29,275,445
Impact of dilutive securities	178,005	178,488	173,305	173,030
Diluted	29,547,928	29,473,374	29,524,993	29,448,475

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2024	2023	2024	2023
Net earnings	$32,038	$25,969	$94,225	$67,877
Other comprehensive income (loss):
Foreign currency translation adjustments	4,726	(3,158)	1,092	(1,313)
Pension and postretirement benefits, net of tax	(33)	(38)	(96)	(103)
Comprehensive income	$36,731	$22,773	$95,221	$66,461

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	(Unaudited) (In thousands)
	2024	2023
Operating activities:
Net earnings	$94,225	$67,877
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	8,330	8,100
Amortization	15,787	12,820
Deferred income taxes	-	(401)
Noncurrent employee benefits	(12)	(274)
Stock-based compensation expense	4,595	3,963
Changes in:
Receivables	(9,814)	(11,855)
Inventories	(3,367)	(27,628)
Payables	(5,242)	12,282
Prepaid expenses and other assets	(7,772)	(7,279)
Other liabilities	6,237	14,567
Total adjustments	8,742	4,295
Net cash provided by operations	102,967	72,172
Investing activities:
Property, plant and equipment expenditures	(8,149)	(9,949)
Acquisitions, net of cash acquired	(3,000)	(17,127)
Net cash used for investing activities	(11,149)	(27,076)
Financing activities:
Dividends paid	(25,862)	(21,134)
Proceeds from exercise of stock options	751	967
Net cash used for financing activities	(25,111)	(20,167)
Effect of foreign exchange rates on cash	466	(71)
Increase in cash and cash equivalents	67,173	24,858
Cash and cash equivalents – beginning of period	191,782	138,052
Cash and cash equivalents – end of period	$258,955	$162,910

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter and year-to-date ended September 30,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, June 30, 2023	$37,221	$55,833	$423,877	$(4,203)	$(37,136)	$475,592
Net earnings	-	-	25,969	-	-	25,969
Pension and postretirement benefits (net of $(5) tax effect)	-	-	-	(38)	-	(38)
Foreign currency translation	-	-	-	(3,158)	-	(3,158)
Cash dividends of $0.27 per share	-	-	(7,924)	-	-	(7,924)
Stock options exercised	-	774	-	-	135	909
Stock-based compensation	-	1,356	-	-	-	1,356
Issuance of treasury stock (<1 shares)	-	(1)	-	-	1	-
Balance, September 30, 2023	$37,221	$57,962	$441,922	$(7,399)	$(37,000)	$492,706

Balance, December 31, 2022	$37,221	$53,282	$395,155	$(5,983)	$(37,253)	$442,422
Net earnings	-	-	67,877	-	-	67,877
Pension and postretirement benefits (net of $(26) tax effect)	-	-	-	(103)	-	(103)
Foreign currency translation	-	-	-	(1,313)	-	(1,313)
Cash dividends of $0.72 per share	-	-	(21,110)	-	-	(21,110)
Stock options exercised	-	824	-	-	143	967
Stock-based compensation	-	3,963	-	-	-	3,963
Issuance of treasury stock (24 shares)	-	(107)	-	-	110	3
Balance, September 30, 2023	$37,221	$57,962	$441,922	$(7,399)	$(37,000)	$492,706

Balance, June 30, 2024	$37,221	$62,915	$505,040	$(5,343)	$(36,695)	$563,138
Net earnings	-	-	32,038	-	-	32,038
Pension and postretirement benefits (net of $9 tax effect)	-	-	-	(33)	-	(33)
Foreign currency translation	-	-	-	4,726	-	4,726
Cash dividends of $0.34 per share	-	-	(9,998)	-	-	(9,998)
Stock-based compensation	-	1,314	-	-	-	1,314
Issuance of treasury stock (1 share)	-	5	-	-	(5)	-
Balance, September 30, 2024	$37,221	$64,234	$527,080	$(650)	$(36,700)	$591,185

Balance, December 31, 2023	$37,221	$59,185	$458,719	$(1,646)	$(36,997)	$516,482
Net earnings	-	-	94,225	-	-	94,225
Pension and postretirement benefits (net of $31 tax effect)	-	-	-	(96)	-	(96)
Foreign currency translation	-	-	-	1,092	-	1,092
Cash dividends of $0.88 per share	-	-	(25,864)	-	-	(25,864)
Stock options exercised	-	646	-	-	105	751
Stock-based compensation	-	4,595	-	-	-	4,595
Issuance of treasury stock (24 shares)	-	(192)	-	-	192	-
Balance, September 30, 2024	$37,221	$64,234	$527,080	$(650)	$(36,700)	$591,185

* Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company's consolidated condensed financial position at September 30, 2024 and December 31, 2023, results of operations, comprehensive income, and statements of shareholders’ equity for the three and nine-month periods ended September 30, 2024 and 2023, and cash flows for the nine-month period ended September 30, 2024 and 2023. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

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

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Balance at beginning of period	$13,849	$11,045	$11,102	$9,606
Net additions charged to earnings	3,310	3,476	9,908	8,355
Costs incurred	(1,499)	(3,701)	(5,350)	(7,141)
Balance at end of period	$15,660	$10,820	$15,660	$10,820

Note 3 Accumulated Other Comprehensive Loss

Components of and changes in accumulated other comprehensive loss at September 30, 2024 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$920	$(2,566)	$(1,646)
Other comprehensive income before reclassifications	-	1,092	1,092
Amounts reclassified from accumulated other comprehensive loss, net of tax of $31	(96)	-	(96)
Net current period other comprehensive loss, net of tax	(96)	1,092	996
Accumulated other comprehensive loss	$824	$(1,474)	$(650)

Components of and changes in accumulated other comprehensive loss at September 30, 2023 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$994	$(6,977)	$(5,983)
Other comprehensive loss before reclassifications	-	(1,313)	(1,313)
Amounts reclassified from accumulated other comprehensive loss, net of tax of ($26)	(103)	-	(103)
Net current period other comprehensive loss, net of tax	(103)	(1,313)	(1,416)
Accumulated other comprehensive loss	$891	$(8,290)	$(7,399)

Details of reclassifications out of accumulated other comprehensive income during the nine months ended September 30, 2024 and 2023 are immaterial.

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

The preliminary allocation of purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of September 30, 2024, the Company has not completed its analysis for estimating the fair value of the assets acquired.

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

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2023 and the first nine months of 2024 were not material.

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

The Company's earnings before incomes taxes, provision for income taxes, and effective income tax rate are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Earnings before income taxes	$42,911	$32,590	$124,365	$88,522
Provision for income taxes	10,873	6,621	30,140	20,645
Effective income tax rate	25.3%	20.3%	24.2%	23.3%

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

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Revenues:
United States	$188,130	$165,897	$559,283	$459,976
Foreign:
Asia	3,197	3,598	8,845	10,159
Canada	3,047	3,476	8,240	9,982
Europe	9,653	9,743	28,472	30,257
Mexico	478	643	2,530	2,130
Middle East	3,437	2,217	12,511	6,917
Other	496	619	1,495	1,731
Total	$208,438	$186,193	$621,376	$521,152

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended				Nine months ended
	September 30,				September 30,
(In thousands)	2024		2023		2024		2023
Revenue recognized over time	$15,846	7.6%	$11,227	6.0%	$42,924	6.9%	$31,896	6.1%
Revenue recognized at a point in time	192,592	92.4%	174,966	94.0%	578,452	93.1%	489,256	93.9%
Total	$208,438	100.0%	$186,193	100.0%	$621,376	100.0%	$521,152	100.0%

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

The Company's receivables and contract liabilities are as follows:

	September 30, 2024	December 31, 2023
(In thousands)
Receivables	$93,427	$83,507
Contract liabilities	74,581	59,970

Contract liabilities are included in payables and long-term deferred revenue on the Company's Consolidated Condensed Balance Sheets. The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables as of September 30, 2024 and December 31, 2023.

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

As of September 30, 2024, the Company had certain contracts with unsatisfied performance obligations. For contracts recorded as contract liabilities, $74.6 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $5.3 million in 2024, $10.5 million in 2025, $7.8 million in 2026, $6.3 million in 2027, $5.5 million in 2028, $4.7 million in 2029 and $34.5 million thereafter.

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

	September 30, 2024	December 31, 2023
(In thousands)
Right-of-use assets	$6,392	$5,522
Lease liabilities	6,564	5,758

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
(In thousands)
Operating lease expense	$920	$852	$2,676	$2,552
Variable and short-term lease expense	151	41	254	117
Rent expense	$1,071	$893	$2,930	$2,669

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company's lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of September 30, 2024 and December 31, 2023, the remaining lease term on the Company's leases was 7.1 years and 5.2, respectively. As of September 30, 2024 and December 31, 2023, the discount rate was 5.0%. The future minimum lease payments to be paid under operating leases are as follows:

September 30, 2024
(In thousands)
2024 (remaining three months)	$734
2025	2,386
2026	1,227
2027	542
2028	433
Thereafter	2,575
Total future lease payments	7,897
Present value adjustment	(1,333)
Present value of future lease payments	$6,564

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

Results of Operations - Three Months Ended September 30, 2024

Net Sales

The Company's net sales for the three months ended September 30, 2024 were $208.4 million, an increase of 11.9% compared to $186.2 million during the same period in 2023. Sales into the utility water market were $183.0 million, an increase of 13.8% from the prior year’s $160.8 million. The Company's net sales grew as a result of increased smart water solutions including higher sales across various hardware, communication and BEACON SaaS solutions. Sales of products into the flow instrumentation end markets were $25.4 million in the third quarter of 2024 and 2023. Flow instrumentation sales were flat on steady order demand within the water-focused end markets, generally offset by declines across de-emphasized applications.

Earnings

Total operating earnings for the three months ended September 30, 2024 were $40.6 million, or 19.5% of sales, compared to $31.4 million, or 16.9% of sales, in the comparable prior year quarter. Gross margin dollars increased $11.2 million, with gross margin as a percent of sales of 40.2%, an increase from 39.1% of sales in the prior year comparable quarter. Gross margin improvement in the current year was driven by positive sales mix, including strong AMI and software-related sales, as well as ongoing price/cost benefit and operating execution. Selling, engineering and administration (“SEA”) expenses were $43.3 million or 20.8% of sales compared to $41.3 million or 22.2% of sales in the comparable prior year quarter. The increase in spending primarily relates to higher personnel-related investments, while the year-over-year improvement in SEA expense leverage was the result of effective spending controls and higher sales.

The provision for income taxes as a percentage of earnings before income taxes for the quarter ended September 30, 2024 was 25.3% compared to 20.3% for the comparable prior year period. The prior year quarter effective tax rate included a discrete income tax benefit related to stock option exercises and restricted stock vesting transactions. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the three months ended September 30, 2024 were $32.0 million, or $1.08 per diluted share, compared to $26.0 million, or $0.88 per diluted share, for the same period in 2023.

Results of Operations - Nine Months Ended September 30, 2024

Net Sales

The Company's net sales for the nine months ended September 30, 2024 were $621.4 million, an increase of 19.2%, compared to $521.2 million during the same period in 2023. Sales into the utility water market were $543.7 million, an increase of 22.5% from the prior year’s $443.9 million. Utility water net sales grew as a result of increased adoption of smart water technologies, notably AMI. Sales increased across meters, both mechanical and ultrasonic, as well as increased ORION Cellular endpoints and BEACON SaaS revenues. Sales of products into the global flow instrumentation end markets were $77.7 million compared to the prior year’s $77.3 million, an increase of 0.5%.

Earnings

Total operating earnings for the nine months ended September 30, 2024 were $118.7 million, or 19.1% of sales, compared to $86.0 million, or 16.5% of sales, in the comparable prior year period. Gross margin dollars increased $41.5 million, with gross margin as a percent of sales of 39.7%, an increase from 39.3% of sales in the prior year comparable period. Gross margin improvement was the result of increased sales volume and favorable structural product mix. SEA expenses were $127.7 million or 20.6% of sales compared to $119.0 million or 22.8% of sales in the comparable prior year period. The year-over-year improvement in SEA expense leverage was the result of effective spending controls and higher sales.

The provision for income taxes as a percentage of earnings before income taxes for the nine months ended September 30, 2024 was 24.2% compared to 23.3% for the comparable prior year period. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the nine months ended September 30, 2024 were $94.2 million, or $3.19 per diluted share, compared to $67.9 million, or $2.30 per diluted share, for the same period in 2023.

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

Primary Working Capital

The Company uses primary working capital (“PWC”) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve-month Net sales. The following table shows the components of our PWC:

	September 30, 2024		December 31, 2023
(In thousands)	$	PWC%	$	PWC%
Receivables	$93,427	11.6%	$83,507	11.9%
Inventories	158,517	19.7%	153,674	21.8%
Payables	(77,381)	-9.6%	(81,807)	-11.6%
Primary Working Capital	$174,563	21.7%	$155,374	22.1%

Overall, PWC increased $19.2 million compared to the previous year-end. Receivables at September 30, 2024 increased $9.9 million due to higher sales activity. Inventories increased $4.8 million due to component cost inflation, higher safety stock levels and increased sales activity. Payables at September 30, 2024 were $4.5 million less than year-end due primarily to a stabilizing inventory balance and timing of payments relative to quarter-end.

Cash Provided by Operations

Cash provided by operations in the first nine months of 2024 was $103.0 million compared to $72.2 million in the same period of 2023. Higher net earnings and favorable working capital trends contributed to the increase in cash provided by operations compared to the same period in 2023.

Property, plant and equipment expenditures for the first nine months of 2024 were $8.1 million compared to $9.9 million in the comparable prior year period.

Cash and cash equivalents increased to $259.0 million from $191.8 million at December 31, 2023, the result of the $103.0 million cash provided by operations, offset by the $3.0 million deployed to acquire the Telog/Unity net assets and payment of quarterly dividends.

The Company's credit facility includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company's financial flexibility including an increase feature, acquisition holiday, and favorable financial covenants. The Company was in compliance with all covenants as of September 30, 2024. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $154.5 million of unused credit lines available at September 30, 2024.

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

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the

Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2023 and the first three quarters of 2024 were not material.

See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of risks and uncertainties that could impact the Company's financial performance and results of operations.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2024. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President – Chief Financial Officer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II – Other Information

Item 1A Risk Factors

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In February 2023, the Board authorized the repurchase of up to 200,000 shares of the Company's Common Stock through February 2026. The following table provides information about the Company's purchases under this repurchase program during the quarter ended September 30, 2024 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
July 1, 2024 - July 31, 2024	-	$-	-	200,000
August 1, 2024 - August 31, 2024	-	$-	-	200,000
September 1, 2024 - September 30, 2024	-	$-	-	200,000
Total as of September 30, 2024	-		-	200,000

Item 5 Other Information

During the third quarter of 2024, none of our directors or executive officers adopted or terminated any "Rule 10b5-1 trading arrangement" or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) the Consolidated Condensed Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags and (vii) the information in Part II, Item 5 Other Information.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: October 18, 2024	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

	By	/s/ Robert A. Wrocklage
Robert A. Wrocklage
Senior Vice President – Chief Financial Officer

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President – Controller