Form 10-K
period 2024-12-31
BADGER METER INC
filed 2025-02-14
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of June 30, 2024, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $5.45 billion. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $186.35 per share, the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 2024, and (ii) each of the Company's executive officers and directors is deemed to be an affiliate of the Company.

As of January 31, 2025, there were 29,410,893 shares of Common Stock outstanding with a par value of $1 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year, are incorporated by reference from the definitive Proxy Statement into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties. Some risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements include those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2024.

PART I

ITEM 1. BUSINESS

Badger Meter, Inc. (the “Company”) is a leading innovator, manufacturer and marketer of products incorporating flow measurement, quality, control and other system solutions serving markets worldwide. The Company was incorporated in 1905.

Throughout this 2024 Annual Report on Form 10-K, the words “we,” “us” and “our” refer to the Company.

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

Market Overview, Products and Solutions

With more than a century of water technology innovation, Badger Meter is a global provider of industry leading water management solutions, with nearly 95% of net sales derived from water-related applications. The Badger Meter offerings, marketed as BlueEdge™, are comprised of a suite of tailorable solutions that connect water management technology, software, and support services to deliver insights enabling the proactive management of water across the water cycle. These tailorable solutions encompass measurement and control hardware, connectivity and communication, data visualization and software-delivered actionable insights as well as ongoing support and expertise essential to optimize customers' operations and contribute to the sustainable use and protection of the world’s most precious resource.

The Company’s measurement and control hardware, instruments and sensors are primarily comprised of the following product families:

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

The Company’s broad range of communication solutions include the ORION® branded family of radio endpoints, along with remote telemetry units providing customers with a choice of industry-leading options for communicating data from hardware into use-specific software applications.

The Company’s hardware-enabled software provides the insights and analytics critical to the holistic management of our customers’ water systems. These digital solutions increase visibility, empowering customers to monitor system performance and make decisions aiding efficiency, resiliency, and sustainability.

The Company also provides training, project management, technical support and other collaborative services for customers. This support is becoming increasingly critical as customers strive to extract maximum value from their technology investments while managing through workforce demographic changes, among other operating challenges.

The Company’s solutions fall into two product lines: sales of meters, water quality sensors and other hardware, communication, and software and related technologies, to water utilities (utility water) and sales of meters, other sensing instruments, valves, software and other solutions to commercial and industrial customers, including water related applications (flow instrumentation).

Utility Water Product Line (approximately 88% of Net Sales in 2024)

Utility water smart metering solutions are comprised of water meters along with the connected radio endpoints and software technologies and services used by water utilities as the basis for generating their water and wastewater revenues, enabling operating efficiencies and engaging with their end consumers. This product line further comprises other instruments and sensors used in the water distribution system to ensure the safe and efficient delivery of clean water. These sensors are used to detect leaks and to monitor various water quality parameters throughout the distribution system and treatment process. The largest geographic market in which the Company operates is North America, primarily the United States.

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

The ORION® family of endpoints offers water utilities a choice of industry-leading options for communicating meter reading and event data. ORION Cellular endpoints power our Network as a Service (NaaS) approach to AMI, eliminating the need for the utility to install and maintain infrastructure, enabling rapid or gradual deployment, and enhancing network reliability. ORION mobile read endpoints support customers looking to deploy an AMR solution.

Information, analytics and visualization are critical to the smart water ecosystem. The Company’s BEACON® Software as a Service (SaaS), amongst others, improves utility visibility to their water and water usage. BEACON is a secure, cloud-hosted software suite that includes a customizable dashboard and has the ability to establish alerts for specific conditions. It also enables the deployment of consumer engagement tools that permit end water users (such as homeowners) to view and manage their water usage activity. Benefits to the utility include improved customer service, increased visibility through faster leak detection, the ability to promote and quantify the effects of its water conservation efforts, and easier compliance reporting.

Water meter replacement and the adoption and deployment of new technologies comprise the majority of smart water product sales, including radio products. To a much lesser extent, housing starts also contribute to sales annually. The industry continues to undergo a conversion from manually read water meters to meters with radio technology, and for AMR systems to be upgraded to digital AMI solutions. The Company estimates that approximately 40% of water meters installed in the United States have been converted to AMI systems.

In addition, the Company provides various other hardware, instruments and sensors, and related software, to enhance the scope and breadth of connected data valuable to a water utility's operation. This includes water quality monitoring solutions utilizing optical sensors and electrochemical instruments that measure a variety of parameters including turbidity, pH, chlorine, nitrates and approximately 40 others. Utilizing these solutions, water quality can be monitored continually or periodically throughout the network from its original source to the point in which it is recycled and returned. Real-time water quality parameters enhance the scope of actionable data for water utilities to improve operational security, awareness and efficiency. It also includes high frequency pressure and leak detection sensors that provide real-time alarms and event location triangulation to aid operators in responding to burst pipe and other leak events quickly, reducing water loss and system downtime. The data and insights collected from these additional operational sensors are often conveyed by cellular networks and can be leveraged alongside of the metering data within BEACON to unlock powerful insights about the operations of a customer's distribution and collection network.

The Company’s net sales and corresponding net earnings depend on unit volume and product mix, with the Company generally earning higher average selling prices and margins on meters coupled with radio technology, software, water quality monitoring and on ultrasonic compared to mechanical meters.

Flow Instrumentation Product Line (approximately 12% of Net Sales in 2024)

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

The industries served by the Company’s flow instrumentation products face accelerating demands to contain costs, reduce product variability, and meet ever-changing safety, regulatory and sustainability requirements. These demands heighten the focus on application-specific solutions provided by the Company for flow instrumentation and water quality monitoring in wastewater treatment, industrial process, building automation and precision engineering applications where flow measurement, quality and control are critical.

Customers and Competition

The Company's products are sold throughout the world through employees, resellers and representatives, with utility water sales largely via a direct salesforce and regional distributors, and flow instrumentation sales largely via representatives and distributors. No single customer accounts for more than 10% of the Company's sales.

Competitors in the utility water product line vary based on specific hardware, communication and/or software elements. Across the Company's BlueEdge suite of offerings, organizations such as Sensus (Xylem Inc.), Neptune (Roper Technologies), Hach (Veralto), Itron, Aclara (Hubbel), Mueller Water, Kamstrup and others have select elements of competitive hardware, communication and/or software solutions. The Company believes it currently provides the leading technologies that span the full water distribution network.

A number of the Company's competitors in certain markets have greater financial resources than the Company. The Company, however, believes it currently provides the leading technologies that span the water distribution network. As a result of significant research and development activities, the Company enjoys favorable patent positions and trade secret protections for several of its technologies, products and processes.

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

Research and Development

Expenditures for research and development activities related to development of new products, the improvement of existing products and manufacturing process improvements were $19.2 million in 2024, $19.0 million in 2023 and $15.8 million in 2022. Research and development activities are primarily sponsored by the Company. The Company also engages from time to time in joint research and development with other companies and organizations.

Intangible Assets

The Company owns or controls several trade secrets and many patents, trademarks and trade names in the United States and other countries that relate to its products and technologies. No single patent, trademark, trade name or trade secret is material to the Company's business as a whole.

Environmental Protection

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance control provisions and regulations during 2024, 2023 and 2022 were not material.

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

There are currently no legislative or administrative regulations pending which we anticipate will have a substantial adverse impact on the Company's revenues, earnings or cash flows. However, if new or amended laws or regulations impose significant operational restrictions and compliance requirements upon the Company or its products, the Company's business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted. Refer to Part I, Item 1A. “Risk Factors” of this 2024 Annual Report on Form 10-K for further information.

Human Capital Resources

Our employees are our greatest strength and are critical to the achievement of our vision and successful execution of our global business strategy. We strive to deliver people practices that attract, develop, engage and retain the best talent while fostering an environment that encourages every employee to contribute to the Company's vision in a meaningful and positive way.

The Company and its subsidiaries employed 2,210 persons at December 31, 2024. There are 119 employees covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The Company currently operates under a three-year contract with the union, which expires on October 31, 2025. The Company believes it has good relations with the union and its employees.

The below information strives to provide further details on our core values and the key programs and initiatives we utilize to attract, develop and retain a diverse and engaged workforce:

Core Values. Living our core values is at the heart of Badger Meter’s culture. Our global employee engagement survey consistently measures this sentiment and our employees highly rate our adherence to our stated company values. Our culture prioritizes trust, responsibility, collaboration, excellence and customer focus. The first of these, trust, calls for us to act honestly, ethically and with integrity. We maintain a formal ethics and compliance program that encourages doing the right thing at all times. As part of this program, all ethical and legal concerns raised by employees are fully investigated and resolved. Employees have the ability to raise concerns confidentially through our Ethics Hotline, without fear of retaliation. Employee training is delivered to reinforce our values company-wide, and our annual ethics and compliance training is administered globally with nearly 100% completion by eligible employees. In addition to trust, our values include a focus on leveraging diverse perspectives, treating everyone with respect, continuous improvement and environmental responsibility.

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
•
We invest in the growth and development of our employees, offering a range of programs for employees at all stages of their career that spans on-demand, virtual, and live instructor-led formats.
•
We offer flexible, remote work and part-time arrangements, as business roles permit.
•
Our regrettable turnover decreased to 6.6% in 2024, compared to 8.3% in 2023, and 10.0% in 2022. A stabilizing labor market in the US was the primary driver of the decrease.
•
We completed our fourth annual global employee engagement survey in 2024, with over 95% of all global employees voluntarily participating. The 2024 survey showed improvement in many areas, as a result of our targeted engagement action plan and commitment to continuous improvement. We will continue to utilize feedback received from the survey to identify meaningful actions targeted at fostering improvement in employee engagement, including pulse surveys to monitor effectiveness of action plans.

Collaboration and Engagement. We believe that developing a diverse business makes us and society stronger, energizes our growth through customer engagement and helps us attract and retain talent:

•
We maintain a Code of Conduct, Human Rights policy, Equal Employment Opportunity policy and partner with a variety of recruiting and hiring agencies focused on comprehensive candidate pools.
•
We conduct a global pay equity analysis on an annual basis, with no findings requiring adjustments.
•
We have a dedicated diversity and inclusion team focused on leveraging diverse perspectives and enhancing the active participation and commitment of employees in their work and the organization as a whole.
•
We are a signatory to the Equality Act.
•
We actively participate as part of the Metropolitan Milwaukee Association of Commerce (MMAC) Diversity Pledge, a commitment to increasing diversity representation in the workforce.
•
The following provides the percentage of certain employee demographic details aligned with the Sustainability Accounting Standards Board (SASB) and the Global Reporting Initiative (GRI) reporting frameworks:

	2024	2023
Females in the workforce, globally	40%	40%
Female representation in management, globally	30%	28%
Female representation in manufacturing, globally	50%	51%
Female representation on the Board of Directors	33%	33%
Minorities in the U.S. workforce	32%	32%
Minority representation in U.S. management	15%	15%
Minority representation in U.S. manufacturing	58%	56%

Employee Rights, Health and Safety. The safety and health of our employees is a top priority. In addition to on-the-job safety, we take a holistic view of employee health and well-being, including our multifaceted wellness program, B|Well, which focuses on employee physical, mental and financial well-being.

•
Safety, as measured by our global Total Case Incident Rate (TCIR), was 0.43 in 2024, compared to 0.40 in 2023, and 0.59 in 2022. Our goal is zero. While we are proud of our performance in 2024, most notably in relation to industry averages, we recognize there is more work to be done.
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

Information about the Company’s Executive Officers

The following table sets forth certain information regarding the Executive Officers of the Registrant.

Name	Position	Age at 2/28/2025
Kenneth C. Bockhorst	Chairman, President and Chief Executive Officer	52
Robert A. Wrocklage	Senior Vice President — Chief Financial Officer	46
Karen M. Bauer	Vice President — Investor Relations, Corporate Strategy and Treasurer	57
Fred J. Begale	Vice President — Engineering	60
William R. A. Bergum	Vice President — General Counsel and Secretary	60
Sheryl L. Hopkins	Vice President — Human Resources	57
Richard Htwe	Vice President — Global Operations	58
Kimberly K. Stoll	Vice President — Sales and Marketing	58
Matthew L. Stuyvenberg	Vice President — SaaS, Global Commercial and International Utility	42
Daniel R. Weltzien	Vice President — Controller	46

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

Mr. Wrocklage was elected Vice President – Chief Financial Officer and Treasurer in 2019 and Senior Vice President – Chief Financial Officer in January 2020.

Ms. Bauer has served as Vice President - Investor Relations, Corporate Strategy and Treasurer for more than five years.

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

Mr. Stuyvenberg was elected Vice President – Water Quality in January 2022, Vice President - Software and Water Quality in January 2023 and Vice President - SaaS, Global Commercial and International Utility in September 2024. Mr. Stuyvenberg joined Badger Meter in April 2007 as Mechanical Engineer of Applied Research and has since held roles of increasing responsibility, including Manager of Mechanical Engineering and Director of Utility Engineering.

Mr. Weltzien has served as Vice President – Controller for more than five years.

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

Information about the Company's foreign operations and export sales is included in Note 9 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2024 Annual Report on Form 10-K.

Financial Information about Industry Segments

The Company operates in one industry segment as an innovator, manufacturer and marketer of products incorporating flow measurement, quality, control and communication solutions. Information about the Company's sales, operating earnings and assets is included in the Consolidated Financial Statements and in Note 9 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2024 Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS

Shareholders, potential investors and other readers are urged to consider the significant business risks described below in addition to the other information set forth or incorporated by reference in this 2024 Annual Report on Form 10-K, including the “Special Note Regarding Forward Looking Statements” at the front of this 2024 Annual Report on Form 10-K. If any of the events contemplated by the following risks actually occur, our financial condition or results of operations could be materially adversely affected. The following list of risk factors may not be exhaustive. We operate in a continually changing business, economic and geopolitical environment, and new risk factors may emerge from time to time. We can neither predict these new risk factors with certainty nor assess the precise impact, if any, on our business, or the extent to which any factor, or combination of factors, may adversely impact our financial condition or results of operations.

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

Our role as a prime contractor brings certain risks that could have a material adverse effect on our business.

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

We are affected by the availability and prices for raw materials and component parts, including purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel and cast iron), plastic resins, microprocessors and other electronic subassemblies, and components that are used in the manufacturing process. Further, supply chain disruptions and challenges may be caused by a number of factors affecting our suppliers, including, but not limited to, capacity constraints, port congestion, labor disputes or unrest, labor shortages and costs, economic downturns, availability of credit, a high interest rate environment, impaired financial condition, tariffs or other trade barriers, energy inflation/availability and geopolitical risks. The effects of climate change, including extreme weather events, may exacerbate these risks.

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

Economic conditions could cause a material adverse impact on our sales and results of operations.

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

The imposition of significant tariffs or other trade barriers by the United States, or other foreign nations, may harm our sales, costs and results of operations.

Our operations rely on favorable trade relations between the U.S. and those foreign countries in which we and our customers and our suppliers have operations. Our ability to successfully operate our business is increasingly affected by international trade barriers, including governmental policies on tariffs, taxes, import or export licensing requirements and trade sanctions. If significant tariffs or other restrictions are placed on imports by the United States, and related retaliatory measures are taken by impacted countries, our sales and results of operations may be harmed. Further, increased tariffs on imports into the United States, including those from China, Mexico, Canada and Europe could harm our sales and results of operations. These tariffs are likely to increase the cost of raw materials essential to our manufacturing processes, particularly within our manufacturing facilities in Mexico and Europe, which could have an adverse impact on our results of operations.

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

We are subject to a variety of laws in various countries and markets, such as those regulating lead or other material content in certain of our products, the handling, recycling and disposal of certain electronic and other materials, the use and/or licensing of radio frequencies necessary for radio products, cybersecurity, data privacy and protection, as well as customs and trade practices. We cannot predict the nature, scope or effect of future environmental or regulatory requirements to which our operations might be subject or the manner in which existing or future laws will be administered or interpreted. Currently, the cost of complying with existing laws is included as part of our on-going expenses and does not have a material effect on our business or financial position, but a change in the future could adversely affect our profitability.

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

Failure to meet sustainability expectations or standards, or to achieve our sustainability goals, could adversely affect our business, results of operations and overall financial performance.

In recent years, there has been an increased focus from stakeholders on sustainability matters, including GHG emissions and climate-related risks, renewable energy, water stewardship, waste management, diversity and inclusion, responsible sourcing and supply chain, human rights and social responsibility. Given our commitment to certain sustainability principles, we actively manage these issues and have established certain goals, commitments and targets. These goals, commitments and targets reflect our current plans and are not guarantees that we will be able to achieve them. Evolving stakeholder expectations and our efforts to manage these issues, report on them and accomplish our goals present numerous operational, regulatory, reputational, financial, legal and other risks, any of which could have a material adverse impact on our financial condition.

Litigation against us could be costly, time-consuming to defend and could adversely affect our profitability.

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

Our ability to serve customers, as well as increase revenues and control costs, depends in part on the reliability of our sophisticated technologies, system networks and cloud-based software. We use information technology and other systems to manage our business in order to maximize our revenue, effectiveness and efficiency. Unauthorized parties gaining access to digital systems and networks for purposes of misappropriating assets or sensitive financial, personal or business information, corrupting data, causing operational disruptions and other cyber-related risks could adversely impact our customer relationships, business plans and our reputation. In some cases, we are dependent on third-party technologies and service providers for which there is no certainty of uninterrupted availability or through which hackers could gain access to sensitive and/or personal information. These potential disruptions and cyber-attacks could negatively affect revenues, costs, customer demand, system availability and our reputation. The development and adoption of artificial intelligence technologies intensifies these risks and may give rise to new tools for unauthorized parties to target our systems.

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

We use artificial intelligence occasionally in our business and in our products, and challenges with properly managing its use could result in reputational harm, competitive disadvantages, and adverse impacts to our results of operations, while also exposing us to potential legal or regulatory actions that could harm our business.

We may incorporate artificial intelligence technologies into our products, services and operations. We may also leverage artificial intelligence, including generative artificial intelligence and machine learning, in our product development, operations and software programming to drive innovation and enhance efficiency. We face risks of competitive disadvantage if our competitors more effectively use artificial intelligence to drive internal efficiencies or create new or enhanced products or services that we are unable to compete against. The development and deployment of artificial intelligence technologies carries inherent risks, and there can be no assurance that the usage of artificial intelligence will enhance our products or services or yield the anticipated improvements in innovation or efficiency. In addition, there is potential for the misuse of artificial intelligence and machine learning-technology by our personnel while carrying out their responsibilities. The rapid evolution of artificial intelligence, including the regulation of artificial intelligence by government or other regulatory agencies, will require significant resources to develop, test and maintain our platforms, offerings, services, and features. This investment will be essential to ensure that we implement artificial intelligence ethically while minimizing any unintended harmful impacts.

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

Refer to Part I, Item 1A. “Risk Factors” of this 2024 Annual Report on Form 10-K for further information about the Company's overall ERM process.

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

Governance

The Board oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats. The Board receives annual cybersecurity updates from senior management, and the Audit and Compliance Committee provides a deeper level of oversight through an annual review of management’s approach to cybersecurity risk with the Director – Information Systems. The Board and the Audit and Compliance Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

The Director – Information Systems, as head of cybersecurity and in coordination with management, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response plans. Management is actively involved in the incident response and risk management process (mitigation, transference, and acceptance). Additionally, Company management meets monthly as part of the cybersecurity steering committee to direct proper activities to mitigate any risks identified.

The SVP-CFO, VP-Controller and VP-General Counsel are explicitly informed by the Director of Information Systems, internal security team and Managed Security Service Provider (MSSP) of incidents and periodically updated on the investigation progress and impact of the incident. Management also receives explicit monthly summaries on all incidents. Material incidents are summarized at an annual management review meeting.

Internal IS Management has the following certifications: Certified Information Systems Security Professional (CISSP), Certified Information Systems Auditor (CISA), GIAC/SANS Certified Forensic Examiner, Cloud Forensics and Incident Responder (GCFR), Certified Advanced Smartphone Forensics (GASF), Certified Cloud Security Professional (CCSP), Magnet Certified Forensic Examiner, BBA Information Technology Emphasis Security, and CompTIA Security+.

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

ITEM 2. PROPERTIES

The Company has sales, development, distribution and manufacturing facilities and customer service offices as noted in Part I, Item 1 of this 2024 Annual Report on Form 10-K under the heading “Foreign Operations and Export Sales.” The principal facilities utilized by the Company at December 31, 2024 are listed below. The Company owns all such facilities except as noted. The Company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

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

The Company is subject to contingencies related to environmental laws and regulations. Information about the Company's compliance with environmental regulations is included in Part I, Item 1 of this 2024 Annual Report on Form 10-K under the heading “Environmental Protection.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the New York Stock Exchange (NYSE Trading Symbol: BMI). At January 31, 2025, there were approximately 558 holders of the Company’s Common Stock. Other information required by this Item is set forth in Note 2 “Common Stock” and Note 10 “Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

The following graph compares on a cumulative basis the yearly percentage change since January 1, 2020 in (a) the total shareholder return on the Company’s Common Stock with (b) the total return on the Russell 2000® Index, and (c) the total return of the peer group made up of 17 companies, including the Company, in similar industries, employment markets and with similar market capitalization. The Russell 2000® Index is a trademark of the Frank Russell Company, and is used herein for comparative purposes in accordance with Securities and Exchange Commission regulations.

The graph assumes $100 invested on December 31, 2019. It further assumes the reinvestment of dividends. The returns of each component company in the peer groups have been weighted based on such company's relative market capitalization.

December 31		2018	2020	2021	2022	2023	2024
Badger Meter, Inc.	Return %		46.39%	14.12%	3.21%	42.56%	38.26%
	Cumulative $	$ 100.00	$ 146.39	$ 167.07	$ 172.43	$ 245.82	$ 339.87
Russell 2000 Index	Return %		19.96%	14.82%	-20.44%	16.93%	11.54%
	Cumulative $	$ 100.00	$ 119.96	$ 137.74	$ 109.59	$ 128.14	$ 142.93
New Peer Group	Return %		11.08%	22.73%	-22.26%	31.75%	22.83%
	Cumulative $	$ 100.00	$ 111.08	$ 136.33	$ 105.99	$ 139.64	$ 171.52
Old Peer Group	Return %		10.24%	21.62%	-21.21%	32.36%	19.82%
	Cumulative $	$ 100.00	$ 110.24	$ 134.07	$ 105.64	$ 139.82	$ 167.53

The peer group consists of Badger Meter, Inc. (BMI), Brady Corporation (BRC), CTS Corporation (CTS), Enerpac Tool Group Corp. (EPAC), ESCO Technologies Inc. (ESE), The Gorman-Rupp Company (GRC), Helios Technologies, Inc. (HLIO), Itron, Inc. (ITRI), Kadant Inc. (KAI), Lindsay Corporation (LNN), Mirion Technologies, Inc. (MIR), Mueller Water Products, Inc. (MWA), Douglas Dynamics, Inc. (PLOW), Strattec Security Corporation (STRT), Standex International Corporation (SXI), Watts Water Technologies, Inc. (WTS) and Zurn Water Solutions Corporation (ZWS). The Company removed CIRCOR International (CIR) from the peer group due to acquisition and deregistration and subsequently added Mirion Technologies, Inc. (MIR) as a replacement to the peer group.

In February 2023, the Board authorized the repurchase of up to 200,000 shares of the Company’s Common Stock through February 2026. The following table provides information about the Company's purchases under this repurchase program during the quarter ended December 31, 2024 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
October 1, 2024 - October 31, 2024	-	$-	-	200,000
November 1, 2024 - November 30, 2024	-	$-	-	200,000
December 1, 2024 - December 31, 2024	-	$-	-	200,000
Total as of December 31, 2024	-		-	200,000

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Long Term Business Trends

Significant infrastructure investment needs, aging workforce, increasing regulations and a focus on climate-change and sustainability are driving companies and utilities to better manage critical resources like water across the globe. Some customers measure fluids to identify leaks and/or misappropriation for cost control or add measurement points to automate manufacturing. Other customers employ measurement to comply with government mandates and laws including those associated with process and discharge water quality monitoring. The Company provides flow measurement technology critical to providing baseline usage data and to quantify reductions as customers attempt to reduce consumption. For example, once water usage metrics are better understood, a strategy for water-use reduction can be developed with specific water-reduction initiatives targeted to those areas where it is most viable. With the Company’s technology, customers have found costly leaks, pinpointed equipment in need of repair, and identified areas for process improvements.

Increasingly, customers in the utility water market are interested in more frequent and diverse data collection and the use of water metering, pressure and quality analytics to evaluate water distribution activity. Specifically, AMI technology enables water utilities to capture readings from each meter at more frequent and variable intervals. There are more than 50,000 water utilities in the United States and the Company estimates that approximately 40% of their respective connections have converted to an AMI radio solution. The Company believes it is well positioned to meet the continuing conversion trends to AMI with its comprehensive radio and software solutions.

In addition, certain water utilities are converting from mechanical to static meters. Ultrasonic water metering maintains a high level of measurement accuracy over the life of the meter, reducing a utility’s non-revenue water. The Company has over a decade of proven reliability in the market with its ultrasonic meters.

As noted above, customers are increasingly looking for more frequent and diverse data to holistically manage their water networks. As a leading provider of water quality and pressure management monitoring solutions, we are able to meet these needs and enhance the scope of actionable data for customers to measure, conserve and protect water.

Our BlueEdge tailorable smart water solutions provide actionable information through data analytics derived from an interconnected and interoperable network of sensors and devices that enable people and organizations to efficiently use and conserve water. Badger Meter is well positioned to benefit from the adoption of smart water solutions. Our strong relationships with telecommunication providers such as AT&T and Verizon (among others), we stay abreast of emerging cellular technology changes to provide the premier infrastructure-free AMI solution.

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

The Company also seeks opportunities for additional revenue enhancement. For instance, the Company has made inroads into select regional markets outside the US such as the Middle East, UK and others with our BlueEdge offering. The Company sometimes oversees and supervises field installation of its products and provide training and other services for certain customers. Strategic mergers and acquisitions are another avenue for profitable sales growth.

Acquisitions

Effective January 30, 2025, the Company acquired 100% of the outstanding stock of Hadronex, Inc, a Delaware Corporation d/b/a SmartCover® Systems ("SmartCover"), headquartered in Escondido California. SmartCover is a provider of sewer line and lift station monitoring solutions. The purchase consideration, net of cash acquired, was approximately $185 million in cash.

Effective January 1, 2024, the Company acquired select remote water monitoring hardware and software, inclusive of the Telog® product line and Unity Remote Monitoring software as a service (the "Telog/Unity Assets"). The total purchase consideration for the Telog/Unity Assets was $3.0 million in cash.

As of December 31, 2024, the Company had completed its analysis for estimating the fair value of the assets acquired with no additional adjustments. This acquisition is further described in Note 3 “Acquisitions” in the Notes to Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Net Sales

Net sales in 2024 increased $123.0 million, or 17.5%, to $826.6 million from $703.6 million in 2023. Sales into the utility water market were $725.5 million, an increase of 20.3% over the prior year’s $603.1 million. The increase in utility water sales reflected strong growth across the Company's broad suite of smart water solutions, led by cellular AMI adoption, including mechanical and ultrasonic meters, ORION Cellular endpoints, and BEACON SaaS revenues. Sales of products into the global flow instrumentation end markets were $101.1 million, 0.6% higher than the prior year’s $100.5 million due to modest growth across the water-focused end markets, offset by slight declines in de-emphasized general industrial markets.

Net sales in 2023 increased $138.0 million, or 24.4%, to $703.6 million from $565.6 million in 2022. Sales into the utility water market were $603.1 million, an increase of 27.8% over the prior year’s $471.8 million. The increase in utility water sales reflected strong growth across the Company's broad suite of smart water solutions and the continued robust adoption of cellular AMI solutions, specifically ORION Cellular endpoints and BEACON SaaS revenues, as well as increased E-Series Ultrasonic meter volumes. Sales of products into the global flow instrumentation end markets were $100.5 million, 7.2% higher than the prior year’s $93.8 million due to steady order demand across the water-focused end markets, offset by modest decline in de-emphasized general industrial markets.

Operating Earnings

Operating earnings in 2024 were $157.9 million, or 19.1% of sales, compared to $118.0 million, or 16.8% of sales, in 2023. Gross margin dollars increased $52.7 million due to higher net sales, with gross margin as a percent of sales increasing from 39.3% in 2023 to 39.8% in 2024. The gross margin improvement was due to higher volumes and favorable product and customer sales mix. Selling, engineering and administration (“SEA”) expenses were $171.2 million or 20.7% of sales in 2024 compared to $158.4 million or 22.5% of sales in the prior year. The increase in SEA expenses year-over-year was due to higher personnel costs, including headcount, salaries and incentive compensation, as well as professional fees associated with acquisition-related activities.

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

Interest Income, Net

Net interest income was $8.6 million in 2024, $4.0 million in 2023 and $0.6 million in 2022. The increase in interest income in 2024, 2023 and 2022 was due to increased cash balances.

Income Taxes

There were no significant variations in the provision for income taxes as a percentage of earnings before income taxes which was 25.0%, 24.1% and 24.2% for 2024, 2023 and 2022, respectively.

Earnings and Diluted Earnings per Share

For 2024, the increase in operating earnings resulted in net earnings of $124.9 million compared to $92.6 million in 2023. On a diluted basis, earnings per share were $4.23 in 2024 compared to $3.14 in 2023.

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

Primary Working Capital

We use primary working capital ("PWC") as a percentage of sales as a key metric for working capital efficiency. We define this metric as the sum of receivables and inventories less payables, divided by the last 12 months net sales. As of December 31, 2024, the Company classified the short term portion of deferred revenue as other current liabilities on the Consolidated Balance Sheet, whereas previously short term deferred revenue was included in payables. The following table shows the components of our PWC:

	December 31, 2024		December 31, 2023
	$	PWC%	$	PWC%
	(In thousands)
Receivables	$84,325	10.2%	$83,507	11.9%
Inventories	143,408	17.3%	153,674	21.8%
Payables	(55,659)	-6.7%	(81,807)	-11.6%
Primary Working Capital	$172,074	20.8%	$155,374	22.1%

Overall, PWC increased $16.7 million compared to the previous year-end. Receivables at December 31, 2024 were $84.3 million compared to $83.5 million at the end of 2023, an increase of $0.8 million due to increased sales, offset by improved days sales outstanding. The Company believes its receivables balance is fully collectible. Inventories at December 31, 2024 were $143.4 million compared to $153.7 million at the end of 2023. Inventory decreased $10.2 million, due to effective inventory management. Payables at December 31, 2024 were $55.7 million compared to $81.8 million at the end of 2023. The decrease was due to the short term deferred revenue being classified in other current liabilities, lower inventory balance and the timing of payments relative to year end.

Cash Provided by Operations

Cash provided by operations in 2024 was $155.0 million compared to $110.1 million in 2023. The increase from 2023 was driven primarily by increased operating earnings and working capital management. Operating cash flow was more than adequate to fund acquisitions of $3.0 million, capital expenditures of $12.8 million and dividends of $35.8 million in 2024.

Cash provided by operations in 2023 was $110.1 million compared to $82.5 million in 2022. The increase from 2022 was driven primarily by increased operating earnings and working capital management. Operating cash flow was more than adequate to fund acquisitions ($17.1 million, net of cash acquired), capital expenditures of $12.0 million and dividends of $29.1 million in 2023.

Capital expenditures were $12.8 million, $12.0 million and $5.9 million in fiscal 2024, 2023 and 2022, respectively. Capital expenditures for fiscal 2025 are expected to be in the $15.0-19.0 million range, but could vary depending on timing of projects, growth opportunities and the amount of assets purchased.

The Company had no short-term borrowings as of the end of 2024 or 2023. At the end of 2024, the Company was in a net cash position of $295.3 million.

The Company’s financial condition remains strong. On July 8, 2021, the Company entered into a new credit agreement, with a maturity date of July 8, 2026. The credit agreement includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company’s financial flexibility including an increase feature, acquisition holiday and favorable financial covenants. The Company was in compliance with all covenants as of December 31, 2024. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $154.1 million of unused credit lines available at December 31, 2024.

CONTRACTUAL OBLIGATIONS

The Company's significant contractual obligations as of December 31, 2024 are discussed in Note 12 “Leases” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2024 Annual Report on Form 10-K. There are no material undisclosed guarantees. As of December 31, 2024 the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its postretirement plans which are discussed in detail in Note 7 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2024 Annual Report on Form 10-K. Postretirement medical claims are paid by the Company as they are submitted, and they are anticipated to be $0.3 million in 2025 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

We believe the following accounting estimates are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management. Accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Refer to Note 1 "Basis of Presentation and Accounting Policies" in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2024 Annual Report on Form 10-K for information regarding our significant accounting policies.

Warranty and After-Sale Costs

Our products carry warranties that generally range from one to twenty years and are based on terms that are generally accepted in the market. We provide for the estimated cost of product warranty at the time of sale. The product warranty provision is estimated based upon warranty loss experience using actual historical failure rates and estimated costs of product replacement. The variables used in the calculation of the provision are reviewed at least annually. At times, warranty issues may arise which are beyond the scope of our historical experience. We provide for any such warranty issues as they become known and estimable. The introduction of additional technology, such as our ORION cellular radios, electronic meters and registration, have generally caused our annual warranty claims rates to increase over time. While our warranty costs have historically been within calculated estimates, it is possible that future warranty costs could differ significantly from those estimates. At December 31, 2024 and 2023, our reserve for product warranties was $16.7 million and $11.1 million, respectively.

Income Taxes

The Company operates in numerous taxing jurisdictions and is subject to regular examinations by U.S. federal, state and non-U.S. taxing authorities. Our income tax provision for income taxes is based on the interpretation of applicable taxing laws in the jurisdictions in which we conduct business. Due to the ambiguity of tax laws within each jurisdiction, the judgment involved in evaluating and estimating certain tax positions, and how these estimates impact other taxing considerations, it is possible that our income tax positions could differ from actual payments made or benefits received. The Company annually reviews all uncertain tax positions, which represent tax positions taken that are subject to varied interpretations of applicable tax law. The gross accrued liability for unrecognized tax benefits was $1.2 million and $1.4 million, as of December 31, 2024 and 2023, respectively. Interest is accrued on all unrecognized tax benefits and recorded as interest expense and penalties are recorded as operating expenses in the Consolidated Statements of Operations. Accrued interest was approximately $0.1 million at both December 31, 2024 and 2023 and there were no penalties accrued in either year.

The Company recognizes deferred tax assets and liabilities for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company establishes valuation allowances against certain deferred tax assets that are not likely to be realized. The Company recorded valuation allowances of $3.3 million and $2.7 million as of December 31, 2024 and 2023, respectively. The valuation allowance relates primarily to foreign net operating loss carryforwards.

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

We completed our impairment analysis for goodwill and intangible assets in the fourth quarter for the year ended December 31, 2024. No impairment was noted and no adjustments were recorded to goodwill or intangible assets as a result of this analysis.

OTHER MATTERS

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2024, 2023 and 2022 were not material.

See the “Special Note Regarding Forward Looking Statements” at the front of this Annual Report on Form 10-K and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of risks and uncertainties that could impact the Company's financial performance and results of operations.

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

The Company's ability to generate operating income and to increase profitability depends somewhat on the general conditions of the United States and foreign economies, including to some extent such things as the length and severity of global economic downturns; the timing and size of governmental programs such as annual federal funding and periodic stimulus fund programs, as well as the impact of government budget cuts or partial shutdowns of governmental operations; international or civil conflicts that affect international trade; the ability of municipal water utility customers to authorize and finance purchases of the Company's products; the Company's ability to obtain financing; housing starts in the United States; and overall industrial activity. In addition, changes in governmental laws and regulations, particularly laws dealing with the content or handling of materials, customs, tariffs or trade practices, may impact the results of operations. These factors are largely beyond the Company's control and depend on the economic condition and regulatory environment of the geographic region of the Company's operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is set forth in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in this 2024 Annual Report on Form 10-K.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, the Company's management believes that as of December 31, 2024 the Company's internal control over financial reporting was effective based on those criteria.

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

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Badger Meter, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Badger Meter, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Badger Meter, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 14, 2025, expressed an unqualified opinion thereon.

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

February 14, 2025

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Badger Meter, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Badger Meter, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2025 expressed an unqualified opinion thereon.

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

Warranty and After-Sale Costs Reserve
Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company estimates and records provisions for warranties and other after-sale costs. Warranty provisions are recorded in the period of sale, using historical claims data revised for recent trending and expectations to estimate future warranty costs. After-sale costs represent costs expected to be incurred related to specifically identified product issues as well as activities outside the written warranty policy and are estimated by the Company based on the individual facts and circumstances. The Company’s accrued current and long-term warranty liabilities were $7.3 million and $9.4 million, respectively, as of December 31, 2024, representing its best estimate of the expected warranty and after-sale costs.

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

Our substantive audit procedures included, among others, evaluating the significant assumptions discussed above and the accuracy and completeness of the underlying data used in management's warranty and after-sales costs reserve calculation. We evaluated the historical activity used to develop the lag calculation, including reviewing the data for any developing trends in the claims data, considered the impact of product developments on the calculation, and evaluated the cost build up for any material specific reserve items, including procedures to support the completeness of the number and type of products impacted and the estimated future cost to repair or replace the products. We assessed the historical accuracy of management's estimates by comparing the warranty and after-sale costs reserve in prior years to the actual claims paid in the subsequent years. We also tested an analysis which utilized historical claim amounts as a percentage of sales and compared the results of this to the Company’s reserve calculation. We evaluated the completeness of the reserve estimate for known warranty claims or product issues based on our review of after-sales costs and through inquiries of operational and executive management and evaluated whether specific product issues were appropriately considered in the determination of the warranty and after-sale costs reserve.

/s/ Ernst & Young LLP

We have served as Badger Meter, Inc.’s auditor since 1927.

Milwaukee, Wisconsin

February 14, 2025

BADGER METER, INC.

Consolidated Balance Sheets

	December 31,
	2024	2023
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$295,305	$191,782
Receivables, net of allowance for doubtful accounts	84,325	83,507
Inventories:
Finished goods	24,022	34,764
Work in process	36,705	41,261
Raw materials	82,681	77,649
Total inventories	143,408	153,674
Prepaid expenses and other current assets	17,078	13,214
Total current assets	540,116	442,177
Property, plant and equipment, at cost
Land and improvements	9,237	9,257
Building and improvements	71,526	72,149
Machinery and equipment	152,440	144,582
	233,203	225,988
Less accumulated depreciation	(158,943)	(152,110)
Net property, plant and equipment	74,260	73,878
Intangible assets, at cost less accumulated amortization	45,066	53,737
Other assets	12,676	11,249
Deferred income taxes	32,525	22,715
Goodwill	111,770	113,163
Total assets	$816,413	$716,919
Liabilities and Shareholders’ equity
Current liabilities:
Payables	$55,659	$81,807
Accrued compensation and employee benefits	34,912	29,871
Warranty and after-sale costs, current	7,283	11,102
Other current liabilities	20,351	9,168
Total current liabilities	118,205	131,948
Long-term deferred revenue	64,153	49,763
Deferred income taxes	3,652	5,061
Accrued non-pension postretirement benefits	3,033	3,614
Other accrued employee benefits	6,927	5,293
Warranty and after-sale costs, long-term	9,410	-
Other long-term liabilities	4,801	4,758
Commitments and contingencies (Note 6)
Total long-term liabilities	91,976	68,489
Shareholders’ equity:
Common stock, $1 par, authorized 80,000,000 shares, issued 37,221,098 shares in 2024 and 2023	37,221	37,221
Capital in excess of par value	65,819	59,185
Reinvested earnings	547,796	458,719
Accumulated other comprehensive loss	(7,906)	(1,646)
Less: Treasury stock, at cost, 7,810,158 shares in 2024 and
7,873,781 shares in 2023	(36,698)	(36,997)
Total shareholders’ equity	606,232	516,482
Total liabilities and shareholders’ equity	$816,413	$716,919

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2024	2023	2022
	(In thousands except per share amounts)
Net sales	$826,558	$703,592	$565,568
Cost of sales	497,374	427,154	345,598
Gross margin	329,184	276,438	219,970
Selling, engineering and administration	171,248	158,389	132,675
Operating earnings	157,936	118,049	87,295
Interest income, net	(8,613)	(4,047)	(552)
Other pension and postretirement costs	49	130	130
Earnings before income taxes	166,500	121,966	87,717
Provision for income taxes	41,558	29,368	21,221
Net earnings	$124,942	$92,598	$66,496
Earnings per share:
Basic	$4.26	$3.16	$2.28
Diluted	$4.23	$3.14	$2.26
Shares used in computation of earnings per share:
Basic	29,356	29,284	29,218
Impact of dilutive securities	178	172	158
Diluted	29,534	29,456	29,376

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2024	2023	2022
	(In thousands)
Net earnings	$124,942	$92,598	$66,496
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,486)	4,411	(6,719)
Pension and postretirement benefits, net of tax	226	(74)	600
Comprehensive income	$118,682	$96,935	$60,377

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2024	2023	2022
	(In thousands)
Operating activities:
Net earnings	$124,942	$92,598	$66,496
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	11,103	10,937	11,090
Amortization	21,082	17,173	15,151
Deferred income taxes	(11,074)	(9,650)	(5,619)
Noncurrent employee benefits	(153)	(338)	(648)
Stock-based compensation expense	6,182	5,188	3,148
Changes in:
Receivables	(1,444)	(6,351)	(11,328)
Inventories	10,320	(32,467)	(21,021)
Payables	(12,161)	8,506	28,007
Prepaid expenses and other assets	(15,312)	(7,012)	(10,557)
Other liabilities	21,549	31,533	7,732
Total adjustments	30,092	17,519	15,955
Net cash provided by operations	155,034	110,117	82,451
Investing activities:
Property, plant and equipment expenditures	(12,818)	(12,003)	(5,891)
Acquisitions, net of cash acquired	(3,000)	(17,127)	-
Net cash used for investing activities	(15,818)	(29,130)	(5,891)
Financing activities:
Dividends paid	(35,847)	(29,052)	(24,881)
Proceeds from exercise of stock options	751	967	703
Repurchase of common stock for treasury stock	-	-	(427)
Net cash used for financing activities	(35,096)	(28,085)	(24,605)
Effect of foreign exchange rates on cash	(597)	828	(1,077)
Increase in cash and cash equivalents	103,523	53,730	50,878
Cash and cash equivalents – beginning of period	191,782	138,052	87,174
Cash and cash equivalents – end of period	$295,305	$191,782	$138,052
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$56,043	$38,934	$24,038
Interest	-	-	-
Property, plant and equipment acquired through operating lease	2,297	830	2,283
Property, plant and equipment accrued and unpaid	364	450	1,517

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Shareholders’ Equity

	Years ended December 31,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Treasury stock (at cost)	Total
	(In thousands except per share amounts)
Balance, December 31, 2021	$37,221	$49,224	$353,535	$136	$(37,046)	$403,070
Net earnings	-	-	66,496	-	-	66,496
Pension and postretirement benefits (net of ($197) tax effect)	-	-	-	600	-	600
Foreign currency translation	-	-	-	(6,719)	-	(6,719)
Cash dividends of $0.85 per share	-	-	(24,876)	-	-	(24,876)
Stock options exercised	-	581	-	-	122	703
Stock-based compensation	-	3,148	-	-	-	3,148
Purchase of common stock for treasury stock	-	-	-	-	(427)	(427)
Issuance of treasury stock (24 shares)	-	329	-	-	98	427
Balance, December 31, 2022	$37,221	$53,282	$395,155	$(5,983)	$(37,253)	$442,422
Net earnings	-	-	92,598	-	-	92,598
Pension and postretirement benefits (net of ($26) tax effect)	-	-	-	(74)	-	(74)
Foreign currency translation	-	-	-	4,411	-	4,411
Cash dividends of $0.99 per share	-	-	(29,034)	-	-	(29,034)
Stock options exercised	-	824	-	-	143	967
Stock-based compensation	-	5,188	-	-	-	5,188
Issuance of treasury stock (24 shares)	-	(109)	-	-	113	4
Balance, December 31, 2023	$37,221	$59,185	$458,719	$(1,646)	$(36,997)	$516,482
Net earnings	-	-	124,942	-	-	124,942
Pension and postretirement benefits (net of $76 tax effect)	-	-	-	226	-	226
Foreign currency translation	-	-	-	(6,486)	-	(6,486)
Cash dividends of $1.22 per share	-	-	(35,865)	-	-	(35,865)
Stock options exercised	-	646	-	-	105	751
Stock-based compensation	-	6,182	-	-	-	6,182
Issuance of treasury stock (41 shares)	-	(194)	-	-	194	-
Balance, December 31, 2024	$37,221	$65,819	$547,796	$(7,906)	$(36,698)	$606,232

* Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes.

BADGER METER, INC.

Notes to Consolidated Financial Statements

Note 1 Basis of Presentation and Accounting Policies

Profile

With more than a century of water technology innovation, Badger Meter is a global provider of industry leading water management solutions, with nearly 95% of net sales derived from water-related applications. The Badger Meter offerings, marketed as BlueEdge™, are comprised of a suite of tailorable solutions that connect water management technology, software and support services to deliver insights enabling the proactive management of water across the water cycle. These tailorable solutions encompass measurement and control hardware, connectivity and communication, data visualization and software-delivered actionable insights as well as ongoing support and expertise essential to optimize customers' operations and contribute to the sustainable use and protection of the world’s most precious resource. The Company's measurement and control hardware, instruments and sensors are primarily comprised of the following product families:

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

The Company’s broad range of communication solutions include the ORION® branded family of radio endpoints, along with remote telemetry units, providing customers with a choice of industry-leading options for communicating data from hardware into use-specific software applications. The Company’s hardware-enabled software provides the insights and analytics critical to the holistic management of our customers’ water systems. These digital solutions increase visibility, empowering customers to monitor system performance and make decisions aiding efficiency, resiliency, and sustainability. The Company also provides training, project management, technical support and other collaborative services for customers. This support is becoming increasingly critical as customers strive to extract maximum value from their technology investments while managing through workforce demographic changes, among other operating challenges. The Company’s solutions fall into two product lines: sales of meters, water quality sensors and other hardware, communication, and software and related technologies, to water utilities (utility water) and sales of meters, other sensing instruments, valves, software and other solutions to commercial and industrial customers, including water related applications (flow instrumentation).

Utility water smart metering solutions are comprised of water meters along with the connected radio endpoints and software technologies and services used by water utilities as the basis for generating their water and wastewater revenues, enabling operating efficiencies and engaging with their end consumers. This product line further comprises other instruments and sensors used in the water distribution system to ensure the safe and efficient delivery of clean water. These sensors are used to detect leaks and to monitor various water quality parameters throughout the distribution system and treatment process. The largest geographic market in which the Company operates is North America, primarily the United States.

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

	Balance at beginning of year	Provision and reserve adjustments	Write-offs less recoveries	Balance at end of year
	(In thousands)
2024	$2,904	$275	$(199)	$2,980
2023	1,179	1,862	(137)	2,904
2022	697	515	(33)	1,179

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The Company estimates and records provisions for obsolete and excess inventories. Changes to the Company's obsolete and excess inventories reserve are as follows:

	Balance at beginning of year	Net additions charged to earnings	Disposals	Balance at end of year
	(In thousands)
2024	$6,874	$4,023	$(2,412)	$8,485
2023	6,681	2,135	(1,942)	6,874
2022	6,078	1,498	(895)	6,681

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets by the straight-line method. The estimated useful lives of assets are: for land improvements, 15 years; for buildings and improvements, 10 to 39 years; and for machinery and equipment, 3 to 20 years.

Capitalized Software and Hardware

Capitalized internal use software and hardware included in other assets in the Consolidated Balance Sheets were $3.8 million and $3.7 million at December 31, 2024 and 2023, respectively. These amounts are amortized on a straight-line basis over the estimated useful lives of the software and/or hardware, ranging from 1 to 5 years. Amortization expense recognized for the years ending December 31, 2024, 2023 and 2022 was $3.4 million, $3.3 million and $3.8 million, respectively.

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

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 20 years. The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense was $9.1 million in 2024, $8.6 million in 2023 and $8.6 million in 2022. Amortization expense expected to be recognized is $8.7 million in 2025,

$7.9 in 2026, $5.6 million in 2027, $4.2 million in 2028, $3.8 million in 2029 and $14.9 million thereafter. The carrying value and accumulated amortization by major class of intangible assets are as follows:

	December 31, 2024		December 31, 2023
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(In thousands)
Technologies	$62,451	$42,341	$66,157	$41,845
Intellectual property	6,463	1,583	7,086	1,301
Non-compete agreements	597	592	627	610
Licenses	650	595	650	578
Customer lists	8,092	6,382	8,235	5,863
Customer relationships	28,981	15,532	27,884	12,936
Trade names	15,097	10,240	15,424	9,193
Total intangibles	$122,331	$77,265	$126,063	$72,326

Goodwill

Goodwill is tested for impairment annually during the fourth quarter or more frequently if an event indicates that the goodwill might be impaired. Potential impairment is identified by comparing the fair value of a reporting unit with its carrying value. No adjustments were recorded to goodwill as a result of these tests during 2024, 2023 and 2022. Goodwill was $111.8 million at December 31, 2024 and $113.2 million at December 31, 2023. The change in goodwill from 2023 to 2024 resulted from currency translation adjustments of $(2.5) million and the acquisition of Telog. This acquisition is further described in Note 3 “Acquisitions”.

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

	Balance at beginning of year	Provision of acquired business	Net additions charged to earnings	Costs incurred	Balance at end of year
	(In thousands)
2024	$11,102	$69	$13,349	$(7,827)	$16,693
2023	9,606	93	$9,759	$(8,356)	11,102
2022	12,868	-	$5,624	$(8,886)	9,606

Research and Development

Research and development costs are charged to expense as incurred and amounted to $19.2 million in 2024, $19.0 million in 2023 and $15.8 million in 2022.

Healthcare

The Company estimates and records provisions for healthcare claims incurred but not reported, based on medical cost trend analysis, reviews of subsequent payments made and estimates of unbilled amounts.

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss at December 31, 2024 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$920	$(2,566)	$(1,646)
Other comprehensive loss before reclassifications	-	(6,486)	(6,486)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $76	226	-	226
Net current period other comprehensive loss, net of tax	226	(6,486)	(6,260)
Accumulated other comprehensive loss	$1,146	$(9,052)	$(7,906)

Reclassifications out of accumulated other comprehensive loss during 2024 were immaterial.

Components of accumulated other comprehensive income at December 31, 2023 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$994	$(6,977)	$(5,983)
Other comprehensive income before reclassifications	-	4,411	4,411
Amounts reclassified from accumulated other comprehensive loss, net of tax of ($26)	(74)	-	(74)
Net current period other comprehensive loss, net of tax	(74)	4,411	4,337
Accumulated other comprehensive loss	$920	$(2,566)	$(1,646)

Reclassifications out of accumulated other comprehensive loss during 2023 were immaterial.

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

Effective January 30, 2025, the Company acquired 100% of the outstanding stock of Hadronex, Inc, a Delaware Corporation d/b/a SmartCover® Systems ("SmartCover"), headquartered in Escondido California. SmartCover is a provider of sewer line and lift station monitoring solutions. The purchase consideration, net of cash acquired, was approximately $185 million in cash. The SmartCover acquisition will be accounted for under the purchase method, and accordingly, the results of operations will be included in the Company's financial statements from the date of acquisition. The acquisition is not expected to have a material impact on the Company's consolidated financial statements and notes thereto.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires enhanced disclosures on segment expenses, interim segment disclosures, and requirements for entities operating under a single segment. The guidance is effective on a retrospective basis for fiscal years beginning after December 15, 2023 and interim periods beginning after January 1, 2025, early adoption is permitted. The Company adopted ASU No. 2023-07 on December 31, 2024, the impact of which was not significant to the Company, or its related disclosures.

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

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure," which requires additional disclosure of specified information about certain costs and expense categories. The guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently assessing the impact of this proposed change on its consolidated financial statements.

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

The authorized common stock of the Company consisted of 80,000,000 shares of common stock as of December 31, 2024 and 2023, respectively, $1 par value, of which 37,221,098 were issued and outstanding as of December 31, 2024 and 2023, respectively.

Note 3 Acquisitions

Acquisitions are accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition. The acquisitions did not have a material impact on the Company's consolidated financial statements or the notes thereto.

Effective January 1, 2024, the Company acquired select remote water monitoring hardware and software, inclusive of the Telog® product line and Unity Remote Monitoring software as a service (the "Telog/Unity Assets"). The total purchase consideration for the Telog/Unity Assets was $3.0 million in cash. The allocation of purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of December 31, 2024, the Company had completed its analysis for estimating the fair value of the assets acquired.

Effective January 1, 2023, the Company acquired 100% of the outstanding stock of Syrinix Ltd. ("Syrinix"), headquartered in the United Kingdom, a provider of high-frequency pressure monitoring and leak detection solutions.

The total purchase consideration for Syrinix, net of cash acquired, was $17.1 million. The Company's allocation of the purchase price at December 31, 2023 included $0.6 million of receivables, $0.7 million of inventories, $2.1 million of other assets, $7.7 million of intangible assets and $10.3 million of goodwill. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 13 to 15 years. The Company also assumed $1.9 million of payables, $2.0 million of deferred income taxes and $0.4 million of other current and long-term liabilities as part of the acquisition. The allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of December 31, 2023, the Company completed its analysis for estimating the fair value of the assets acquired with no additional adjustments.

Note 4 Short-term Debt and Credit Lines

The Company did not have short-term borrowings at December 31, 2024 and 2023. On July 8, 2021, the Company entered into a new credit agreement, with a maturity date of July 8, 2026. The Company amended its credit agreement to modify the benchmark interest rate on January 20, 2023. The credit agreement includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company’s financial flexibility including an increase feature, acquisition holiday and favorable financial covenants. The Company was in compliance with all covenants as of December 31, 2024. The Company had $154.1 million of unused credit lines available at December 31, 2024.

Note 5 Stock Compensation

As of December 31, 2024, the Company has an Omnibus Incentive Plan under which 1,000,000 shares are reserved for stock options, restricted stock, performance shares grants for employees, as well as stock grants for directors. The plan was approved in 2021 and replaced all prior stock-based plans except for shares and options previously issued under those plans. As of December 31, 2024 and 2023 there were 870,642 and 909,688 shares, respectively, of the Company’s Common Stock available for grant under the 2021 Omnibus Incentive Plan. The Company recognizes the cost of stock-based awards in net earnings for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. The following sections describe the four types of awards in more detail.

Stock Options

The Company estimates the fair value of its option awards using the Black-Scholes option-pricing formula, and records compensation expense for stock options ratably over the stock option grant’s vesting period. Stock option compensation expense recognized by the Company for the years ended December 31, 2024, 2023 and 2022 was $0.1 million, $0.2 million and $0.3 million, respectively. No new stock options were granted in 2024, 2023 and 2022.

The following table summarizes stock option activity for the three-year period ended December 31, 2024:

	Number of shares	Weighted- average exercise price
Options outstanding - December 31, 2021	227,262	$43.56
Options exercised	(25,986)	27.04
Options forfeited	(4,529)	60.82
Options outstanding - December 31, 2022	196,747	$45.35
Options exercised	(30,433)	31.77
Options outstanding - December 31, 2023	166,314	$47.83
Options exercised	(22,400)	33.55
Options outstanding - December 31, 2024	143,914	$50.06
Exercisable options —
December 31, 2022	163,316	$42.23
December 31, 2023	147,937	46.06
December 31, 2024	137,429	49.45

The weighted-average contractual life remaining for options outstanding as of December 31, 2024 was 3.3 years.

The following table summarizes the aggregate intrinsic value related to options exercised, outstanding and exercisable as of and for the years ended December 31:

	2024	2023	2022
	(In thousands)
Exercised	$3,272	$3,919	$2,175
Outstanding	23,323	17,718	12,529
Exercisable	22,356	16,023	10,910

As of December 31, 2024, the unrecognized compensation expense related to stock options was less than $0.1 million, which will be recognized over a weighted average period of 0.2 years. There were no anti-dilutive options in 2024, 2023 and 2022.

Restricted Stock

The Company periodically issues nonvested shares of the Company's Common Stock to certain eligible employees. The Company values restricted stock on the closing price of the Company's stock on the day the grant was awarded. The Company records compensation expense for this plan ratably over the vesting periods. Restricted stock compensation expense recognized by the Company was $2.4 million in 2024, $2.0 million in 2023 and $1.6 million in 2022.

The fair value of nonvested shares is determined based on the market price of the shares on the grant date.

	Shares	Fair value per share
Nonvested at December 31, 2021	57,067	$72.62
Granted	21,637	97.41
Vested	(23,302)	66.87
Forfeited	(4,327)	86.53
Nonvested at December 31, 2022	51,075	$84.85
Granted	21,261	125.11
Vested	(30,408)	75.97
Forfeited	(836)	97.68
Nonvested at December 31, 2023	41,092	$111.99
Granted	18,782	161.50
Vested	(16,591)	104.74
Forfeited	(1,244)	139.72
Nonvested at December 31, 2024	42,039	$136.15

As of December 31, 2024, there was $3.3 million of unrecognized compensation cost related to nonvested restricted stock that is expected to be recognized over a weighted average period of 1.8 years.

Performance Share Units

The Company periodically issues performance share units to certain eligible employees. Recipients of performance share grants are eligible to receive shares of common stock subject to achievement of total adjusted return on invested capital (ROIC) and adjusted free cash flow conversion targets as measured over a three-year performance period. The number of shares earned for awards granted in 2022, 2023 and 2024 will range from 50% to 200% of the granted number of performance shares for the three-year performance period ending December 31, 2024, December 31, 2025, and December 31, 2026, respectively, and will vest, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period. Performance share compensation expense recognized by the Company was $3.2 million in 2024, $2.5 million in 2023 and $1.2 million in 2022.

A summary of performance share activity for the three years ended December 31 is as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	22,122	$100.37
Granted	16,870	97.62
Adjustment for expected performance results	6,746	97.62
Forfeited	(2,892)	99.43
Nonvested at December 31, 2022	42,846	$98.92
Granted	18,698	123.77
Adjustment for expected performance results	10,701	120.74
Nonvested at December 31, 2023	72,245	$108.59
Granted	18,796	159.92
Adjustment for expected performance results	10,554	160.40
Vested	(20,973)	100.37
Forfeited	(2,628)	137.88
Nonvested at December 31, 2024	77,994	$129.20

As of December 31, 2024, there was $4.7 million of unrecognized compensation cost related to nonvested performance share units that is expected to be realized over a weighted average period of 1.8 years.

Director Stock Grant

Non-employee directors receive an annual stock award of the Company’s Common Stock under the 2021 Omnibus Incentive Plan. The annual stock award for 2024 was $80,000. The Company values stock grants for directors at the closing price of the Company’s stock on the day the grant was awarded. The Company records compensation expense for this plan in the period the grants are awarded. Director stock compensation expense recognized by the Company was $0.5 million in 2024, 2023 and 2022. As of December 31, 2024, there was no unrecognized compensation cost related to the director stock award.

Note 6 Commitments and Contingencies

Commitments

The Company makes commitments in the normal course of business. The Company rents equipment, vehicles and facilities under operating leases, some of which contain renewal options. Total rental expense charged to operations under all operating leases was $4.0 million in 2024, $3.6 million in 2023 and $3.5 million in 2022. The Company’s lease commitments and future minimum lease payments are discussed in Note 12 “Leases.”

Contingencies

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2024, 2023 and 2022 were not material.

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

Note 7 Employee Benefit Plans

The Company maintains supplemental non-qualified plans for certain officers and other key employees. The expense for these plans was not material for 2024, 2023 or 2022. The discount rate used to measure the net periodic pension cost was 4.89% for 2024, 5.09% for 2023 and 2.61% for 2022. The amount accrued was $1.0 million and $0.8 million as of December 31, 2024 and 2023, respectively.

The Company also maintains an Employee Savings and Stock Ownership Plan (“ESSOP”) for the majority of the U.S. employees. The ESSOP includes a voluntary 401(k) savings plan that allows certain employees to defer up to 50% of their income on a pretax basis subject to limits on maximum amounts. The Company matches 25% of each employee’s contribution, with the match percentage applying to a maximum of 7% of each employee's salary. Compensation expense was $1.5 million in 2024, $1.2 million in 2023 and $1.1 million in 2022.

The Company also contributes to a defined contribution feature within the ESSOP plan. Contributions are discretionary and are calculated as a percentage of eligible wages of the employee. Compensation expense under the defined contribution feature was $4.7 million in 2024, $4.0 million in 2023 and $3.7 million in 2022.

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

The following table sets forth the components of net periodic postretirement benefit cost for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(In thousands)
Service cost, benefits attributed for service of active employees for the period	$60	$72	$91
Interest cost on the accumulated postretirement benefit obligation	184	206	119
Amortization of actuarial gain	(179)	(193)	(48)
Net periodic postretirement benefit cost	$65	$85	$162

The discount rate used to measure the net periodic postretirement benefit cost was 4.96% for 2024, 5.16% for 2023 and 2.82% for 2022. It is the Company's policy to fund healthcare benefits on a cash basis. Because the plan is unfunded, there are no plan assets. The following table provides a reconciliation of the projected benefit obligation at the Company's December 31 measurement date:

	2024	2023
	(In thousands)
Benefit obligation at beginning of year	$3,922	$4,244
Service cost	60	72
Interest cost	184	206
Actuarial gain	(557)	(22)
Plan participants' contributions	295	543
Benefits paid	(582)	(1,121)
Benefit obligation, end of year	$3,322	$3,922

The amounts recognized in the Consolidated Balance Sheets at December 31 are:

	2024	2023
	(In thousands)
Accrued compensation and employee benefits	$290	$309
Accrued non-pension postretirement benefits	3,032	3,613
Amounts recognized at December 31	$3,322	$3,922

The discount rate used to measure the accumulated postretirement benefit obligation was 5.59% for 2024 and 4.96% for 2023. The Company's discount rate assumptions for its postretirement benefit plan are based on the average yield of a hypothetical high quality bond portfolio with maturities that approximately match the estimated cash flow needs of the plan. Because the plan requires the Company to establish fixed Company contribution amounts for retiree healthcare benefits, future healthcare cost trends do not generally impact the Company's accruals or provisions.

Estimated future benefit payments of postretirement benefits, assuming increased cost sharing, expected to be paid in each of the next five years beginning with 2025 are $0.3 million through 2029, with an aggregate of $1.4 million for the five years thereafter. These amounts can vary significantly from year to year because the cost sharing estimates can vary from actual expenses as the Company is self-insured.

Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2024 that have not yet been recognized in net periodic benefit cost are as follows:

	Pension plans	Other postretirement benefits
	(In thousands)
Net actuarial loss (gain)	$104	$(1,251)

Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2024 expected to be recognized in net periodic benefit cost during the fiscal year ending December 31, 2025 are not expected to be material.

Note 8 Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

Details of earnings before income taxes are as follows:

	2024	2023	2022
	(In thousands)
Domestic	$169,608	$120,384	$83,680
Foreign	(3,108)	1,582	4,037
Total	$166,500	$121,966	$87,717

The provision (benefit) for income taxes is as follows:

	2024	2023	2022
	(In thousands)
Current:
Federal	$41,201	$29,629	$20,089
State	9,955	8,147	4,720
Foreign	1,476	1,242	2,031
Deferred:
Federal	(8,001)	(7,376)	(4,289)
State	(1,719)	(1,332)	(955)
Foreign	(1,354)	(942)	(375)
Total	$41,558	$29,368	$21,221

The provision for income tax differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate in each year due to the following items:

	2024	2023	2022
	(In thousands)
Provision at statutory rate	$34,967	$25,613	$18,421
State income taxes, net of federal tax benefit	6,383	5,236	2,938
Valuation allowance	814	(78)	571
Foreign - tax rate differential and other	456	340	388
Federal tax credits	(515)	(1,548)	(1,016)
Compensation subject to section 162(m)	1,342	930	693
Stock based compensation	(1,062)	(967)	(523)
Other	(827)	(158)	(251)
Actual provision	$41,558	$29,368	$21,221

The components of deferred income taxes as of December 31 are as follows:

	2024	2023
	(In thousands)
Deferred tax assets:
Reserve for receivables and inventory	$3,396	$2,959
Accrued compensation	3,791	4,069
Reserves and payables	3,826	2,509
Accrued post-retirement medical benefits	825	971
Net operating loss and credit carryforwards	6,089	4,948
Deferred compensation	1,739	1,269
Accrued qualified plan benefits	1,178	988
Accrued stock-based compensation	1,263	1,166
Deferred revenue	12,201	8,128
Operating lease liabilities	735	1,071
Research and development costs	8,007	5,744
Other	2,489	1,359
Total gross deferred tax assets	45,539	35,181
Less: valuation allowance	(3,297)	(2,683)
Total net deferred tax assets	42,242	32,498
Deferred tax liabilities:
Property, plant and equipment	3,743	4,323
Intangible assets	7,527	8,361
Prepaids	825	394
Operating lease assets	297	1,020
Other	977	746
Total deferred tax liabilities	13,369	14,844
Net deferred tax assets	$28,873	$17,654

As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards of approximately $2.7 million, U.S. state net operating loss carryforwards of approximately $1.8 million, and foreign net operating loss carryforwards of approximately $17.6 million, of which $17.4 million have an unlimited carryforward period. The Company's tax credit carryforward of $0.6 million relates to state specific tax credits that the Company expects to fully utilize in future tax periods. The Company has recorded a full valuation allowance against certain deferred tax assets which are not likely to be realized. The valuation allowance relates primarily to foreign net operating loss carryforwards.

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

In general, it is the Company's practice and intention to reinvest earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2024, the Company has not made a provision for incremental U.S. income taxes or additional foreign withholding taxes on approximately $9.5 million of such undistributed earnings, $13.5 million of which was previously subject to U.S. tax that is deemed indefinitely reinvested.

Changes in the Company's gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	2024	2023
	(In thousands)
Balance at beginning of year	$1,395	$1,039
Increases (reductions) in unrecognized tax benefits as a result of positions taken during the prior year	(172)	84
Increases in unrecognized tax benefits as a result of positions taken during the current year	342	485
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(345)	(213)
Balance at end of year	$1,220	$1,395

The Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits during the next twelve months. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2021, and, with few exceptions, state and local income tax examinations by tax authorities for years prior to 2020. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest was approximately $0.1 million at both December 31, 2024 and 2023 and there were no penalties accrued in either year.

Note 9 Industry Segment and Geographic Areas

The Company is an innovator, manufacturer, developer, marketer and distributor of water management solutions incorporating hardware and sensors, communication solutions and data analytics, which comprise one reportable segment. The Company concludes on their segments based on the internally reported financial information that is routinely reviewed by the chief operating decision maker (“CODM”) to assess financial performance, make decisions and allocate resources. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes, customers and methods of distribution. The Company’s CODM is the Chairman, President and Chief Executive Officer.

The Company’s CODM assesses performance by using gross margin, operating earnings and net earnings. These metrics are analyzed by reviewing budget versus actual and prior year versus current year reporting. The various income performance measures are reviewed to ensure proper pricing strategies and effective cost controls across the organization. The CODM is regularly provided with consolidated expenses as noted on the consolidated income statements. Additionally, the CODM reviews assets at the same level as noted on the consolidated balance sheets.

Information regarding revenues by geographic area is as follows:

	2024	2023	2022
	(In thousands)
Revenues:
United States	$745,192	$621,166	$491,683
Foreign:
Asia	11,239	13,545	14,995
Canada	10,447	12,958	12,768
Europe	37,293	39,106	28,718
Mexico	3,620	4,258	3,931
Middle East	16,776	10,381	9,286
Other	1,991	2,178	4,187
Total	$826,558	$703,592	$565,568

Information regarding assets by geographic area is as follows:

	2024	2023
	(In thousands)
Long-lived assets:
United States	$43,556	$43,882
Foreign:
Europe	13,727	12,807
Mexico	16,977	17,189
Total	$74,260	$73,878

	2024	2023
	(In thousands)
Total assets:
United States	$661,843	$550,018
Foreign:
Europe	131,892	140,999
Mexico	22,678	25,902
Total	$816,413	$716,919

Note 10 Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends

The Company's Common Stock is listed on the New York Stock Exchange under the symbol BMI. Earnings per share are computed independently for each quarter. As such, the annual per share amount may not equal the sum of the quarterly amounts due to rounding. The Company currently anticipates continuing to pay cash dividends. Shareholders of record as of December 31, 2024 and 2023 totaled 562. Voting trusts and street name shareholders are counted as single shareholders for this purpose.

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2024
Net sales	$196,280	$216,658	$208,438	$205,182
Gross margin	77,178	85,368	83,878	82,760
Net earnings	29,131	33,056	32,038	30,717
Earnings per share:
Basic	$0.99	$1.13	$1.09	$1.05
Diluted	0.99	1.12	1.08	1.04
Dividends declared	0.27	0.27	0.34	0.34
Stock price:
High	$164.81	$202.81	$220.25	$239.11
Low	139.50	151.18	181.00	193.00
Quarter-end close	161.81	186.35	218.41	212.12

2023
Net sales	$159,101	$175,858	$186,193	$182,440
Gross margin	62,816	69,434	72,723	71,465
Net earnings	19,415	22,493	25,969	24,721
Earnings per share:
Basic	$0.66	$0.77	$0.89	$0.84
Diluted	0.66	0.76	0.88	0.84
Dividends declared	0.23	0.23	0.27	0.27
Stock price:
High	$124.35	$156.15	$170.86	$158.47
Low	103.93	117.53	138.71	134.06
Quarter-end close	121.82	147.56	143.87	154.37

Note 11 Revenue Recognition

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts include the sale of utility water and flow instrumentation products, such as flow meters and radios, quality sensing equipment, pressure monitoring equipment, software as a service and other ancillary services. Contracts generally state the terms of sale, including the description, quantity and price of each product or service. Since the customer typically agrees to a stated rate and price in the contract that does not vary over the life of the contract, the majority of the Company's contracts do not contain variable consideration. The Company establishes a provision for estimated warranty and returns as well as certain after sale costs as discussed in Note 1 “Summary of Significant Accounting Policies.”

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

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows for the years ended December 31:

	2024		2023
	(In thousands)
Revenue recognized over time	$58,784	7.1%	$44,317	6.3%
Revenue recognized at a point in time	767,774	92.9%	659,275	93.7%
Total	$826,558	100.0%	$703,592	100.0%

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

The Company's receivables and contract liabilities are as follows at the years ended December 31 are as follows:

	2024	2023
	(In thousands)
Receivables	$84,325	$83,507
Contract liabilities	78,274	59,970

Contract liabilities are included in other current liabilities and long-term deferred revenue on the Company’s Consolidated Balance Sheet at December 31, 2024. Contract liabilities are included in payables and long-term deferred revenue on the Company’s Consolidated Balance Sheet at December 31, 2023. The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at December 31, 2024 and 2023.

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

The Company's performance obligations are satisfied at a point in time or over time as services are delivered. The majority of the Company's revenue recognized at a point in time is for the sale of utility and flow instrumentation products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer during the shipping process. The majority of the Company's revenue that is recognized over time relates to the BEACON software as a service (“SaaS”).

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

As of December 31, 2024, the Company had certain contracts with unsatisfied performance obligations. For contracts recorded as long-term liabilities, $78.3 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $14.2 million in 2025, $8.0 million in 2026, $6.8 million in 2027, $6.0 million in 2028, $5.3 million in 2029 and $38.0 million thereafter.

The Company also has contracts that include both the sale and installation of flow meters as performance obligations. In those cases, the Company records revenue for installed flow meters at the point in time when the flow meters have been accepted by the customer. The customer cannot control the use of and obtain substantially all of the benefits from the equipment until the customer has accepted the installed product. Therefore, for both the flow meter and the related installation, the Company has concluded that control is transferred to the customer upon customer acceptance of the installed flow meter. In addition, the Company has a variety of ancillary revenue streams which are immaterial. The types and composition of the Company's revenue streams did not materially change during the year ended December 31, 2024.

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

For the year ended December 31, 2024 and 2023, the Company elected the following practical expedients:

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

	2024	2023
	(In thousands)
Right-of-use assets	$5,858	$5,522
Lease liabilities	6,014	5,758

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

	2024	2023
	(In thousands)
Operating lease expense	$3,626	$3,406
Variable and short-term lease expense	366	192
Rent expense	$3,992	$3,598

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company’s lease agreements typically do not have implicit interest rates that are readily determinable. As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of December 31, 2024 and 2023, the remaining lease term on the

Company’s leases was 6.9 and 5.3 years, respectively. As of December 31, 2024 and 2023, the discount rate was 5.0%. The future minimum lease payments to be paid under operating leases are as follows:

December 31, 2024
(In thousands)
2025	$2,675
2026	1,194
2027	511
2028	408
2029	386
Thereafter	2,026
Total future lease payments	7,200
Present value adjustment	(1,186)
Present value of future lease payments	$6,014

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2024. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Chief Financial Officer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this 2024 Annual Report on Form 10-K under the heading “Management's Annual Report on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The attestation report required under this Item 9A is contained in Item 8 of this 2024 Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B. OTHER INFORMATION

(b) During the fourth quarter of 2024, none of our directors or executive officers adopted or terminated any "Rule 10b5-1 trading arrangement" or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to directors is included under the headings “Nomination and Election of Directors” and in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2025 and is incorporated herein by reference.

Information concerning the executive officers of the Company is included in Part I, Item 1 of this 2024 Annual Report on Form 10-K under the heading “Information about the Company’s Executive Officers.”

The Company has adopted the Badger Meter, Inc. Code of Conduct for Financial Executives that applies to the Company's Chairman, President and Chief Executive Officer, the Company's Senior Vice President - Chief Financial Officer and other persons performing similar functions. A copy of the Badger Meter, Inc. Code of Conduct for Financial Executives is posted on the Company's website at www.badgermeter.com. The Badger Meter, Inc. Code of Conduct for Financial Executives is also available in print to any shareholder who requests it in writing from the Secretary of the Company. The Company satisfies the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Badger Meter, Inc. Code of Conduct for Financial Executives by posting such information on the Company's website at www.badgermeter.com. We have adopted an insider trading policy governing the purchase, sale and other dispositions of Company securities by the Company and our directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of the New York Stock Exchange.

The Company is not including the information contained on its website as part of, or incorporating it by reference into, this 2024 Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is included under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation”, “CEO Pay Ratio” and "Pay Versus Performance" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2025, and is incorporated herein by reference; provided, however, that the information under the subsection “Executive Compensation - Compensation Committee Report” is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Exchange Act or to be the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent it is specifically incorporated by reference into such a filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is included under the headings “Stock Ownership of Beneficial Owners,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2025 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is included under the headings “Related Person Transactions” and “Nomination and Election of Directors - Independence, Committees, Meetings and Attendance” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2025, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included under the heading “Principal Accounting Firm Fees” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2025, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.
Financial Statements. See the financial statements included in Part II, Item 8 “Financial Statements and Data” in this 2024 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Shareholders' Equity.”
2.
Financial Statement Schedules. Financial statement schedules are omitted because the information required in these schedules is included in the Notes to Consolidated Financial Statements.
3.
Exhibits. The exhibits listed in the following Exhibit Index are filed as part of this 2024 Annual Report on Form 10-K that is incorporated herein by reference.

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

(19)	Insider Trading Policies and Procedures

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young LLP.

(31)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.1)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)

Badger Meter Inc. Compensation Recovery Policy [Incorporated by reference from Exhibit (97) to Badger Meter, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2023 (Commission File No. 001-06706)].

(99)

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2025. To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report.

(101)

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, tagged as blocks of text, (vii) document and entity information, (viii) the information included in Part I, Item 1C Cybersecurity, and (ix) the information in Part II, Item 9B (b) Other Information.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* A management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2025.

BADGER METER, INC.

By:	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2025.

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