Form 10-Q
period 2025-03-31
BADGER METER INC
filed 2025-04-18
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 8, 2025 there were 29,453,307 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended March 31, 2025

Special Note Regarding Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, as well as other information provided from time to time by Badger Meter, Inc. (the “Company” or "Badger Meter") or its employees, may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company's then current views and assumptions and involve risks and uncertainties. See Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for further information regarding risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements. The Company disclaims any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.

Part I – Financial Information

Item 1 Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	March 31,	December 31,
	(Unaudited)
	(In thousands)
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$131,358	$295,305
Receivables, net of allowance for doubtful accounts	111,855	84,325
Inventories:
Finished goods	23,145	24,022
Work in process	38,287	36,705
Raw materials	87,973	82,681
Total inventories	149,405	143,408
Prepaid expenses and other current assets	18,959	17,078
Total current assets	411,577	540,116
Property, plant and equipment, at cost	238,032	233,203
Less accumulated depreciation	(162,345)	(158,943)
Net property, plant and equipment	75,687	74,260
Intangible assets, at cost less accumulated amortization	131,091	45,066
Other assets	17,123	12,676
Deferred income taxes	32,580	32,525
Goodwill	231,538	111,770
Total assets	$899,596	$816,413
Liabilities and shareholders’ equity
Current liabilities:
Payables	$73,789	$55,659
Accrued compensation and employee benefits	17,298	34,912
Warranty and after-sale costs, current	6,638	7,283
Other current liabilities	43,292	20,351
Total current liabilities	141,017	118,205
Long-term deferred revenue	65,445	64,153
Deferred income taxes	24,287	3,652
Accrued non-pension postretirement benefits	3,289	3,033
Other accrued employee benefits	6,226	6,927
Warranty and after-sale costs, long-term	10,690	9,410
Other long-term liabilities	6,956	4,801
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $1 par, authorized 80,000,000, issued 37,221,098 shares in 2025 and 2024	37,221	37,221
Capital in excess of par value	67,516	65,819
Reinvested earnings	576,196	547,796
Accumulated other comprehensive loss	(2,748)	(7,906)
Less: Treasury stock, at cost, 7,767,791 shares in 2025 and 7,810,158 in 2024	(36,499)	(36,698)
Total shareholders’ equity	641,686	606,232
Total liabilities and shareholders’ equity	$899,596	$816,413

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended March 31,
	(Unaudited)
	(In thousands except share and per share amounts)
	2025	2024

Net sales	$222,211	$196,280
Cost of sales	126,774	119,102
Gross margin	95,437	77,178
Selling, engineering and administration	46,012	40,600
Operating earnings	49,425	36,578
Interest income, net	(1,334)	(1,526)
Other pension and postretirement costs	(28)	12
Earnings before income taxes	50,787	38,092
Provision for income taxes	12,389	8,961
Net earnings	$38,398	$29,131

Earnings per share:
Basic	$1.31	$0.99
Diluted	$1.30	$0.99

Dividends declared per common share	$0.34	$0.27

Shares used in computation of earnings per share:
Basic	29,378,491	29,320,483
Impact of dilutive securities	186,306	174,005
Diluted	29,564,797	29,494,488

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands)
	2025	2024
Net earnings	$38,398	$29,131
Other comprehensive loss:
Foreign currency translation adjustments	5,207	(3,590)
Pension and postretirement benefits, net of tax	(49)	(32)
Comprehensive income	$43,556	$25,509

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Three Months Ended March 31,
	(Unaudited) (In thousands)
	2025	2024
Operating activities:
Net earnings	$38,398	$29,131
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	2,804	2,892
Amortization	5,478	5,118
Noncurrent employee benefits	37	1
Stock-based compensation expense	1,828	1,271
Changes in:
Receivables	(20,497)	(9,164)
Inventories	(120)	(6,405)
Payables	16,294	7,960
Prepaid expenses and other assets	(4,107)	(8,065)
Other liabilities	(7,088)	(1,279)
Total adjustments	(5,371)	(7,671)
Net cash provided by operations	33,027	21,460
Investing activities:
Property, plant and equipment expenditures	(2,966)	(2,676)
Acquisitions, net of cash acquired	(184,937)	(3,000)
Net cash used for investing activities	(187,903)	(5,676)
Financing activities:
Dividends paid	(10,017)	(7,942)
Proceeds from exercise of stock options	68	230
Net cash used for financing activities	(9,949)	(7,712)
Effect of foreign exchange rates on cash	878	(544)
(Decrease) increase in cash and cash equivalents	(163,947)	7,528
Cash and cash equivalents – beginning of period	295,305	191,782
Cash and cash equivalents – end of period	$131,358	$199,310

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter ended March 31,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, December 31, 2023	$37,221	$59,185	$458,719	$(1,646)	$(36,997)	$516,482
Net earnings	-	-	29,131	-	-	29,131
Pension and postretirement benefits (net of $10 tax effect)	-	-	-	(32)	-	(32)
Foreign currency translation	-	-	-	(3,590)	-	(3,590)
Cash dividends of $0.27 per share	-	-	(7,925)	-	-	(7,925)
Stock options exercised	-	196	-	-	34	230
Stock-based compensation	-	1,271	-	-	-	1,271
Issuance of treasury stock (46 shares)	-	(184)	-	-	184	-
Balance, March 31, 2024	$37,221	$60,468	$479,925	$(5,268)	$(36,779)	$535,567

Balance, December 31, 2024	$37,221	$65,819	$547,796	$(7,906)	$(36,698)	$606,232
Net earnings	-	-	38,398	-	-	38,398
Pension and postretirement benefits (net of $16 tax effect)	-	-	-	(49)	-	(49)
Foreign currency translation	-	-	-	5,207	-	5,207
Cash dividends of $0.34 per share	-	-	(9,998)	-	-	(9,998)
Stock options exercised	-	57	-	-	11	68
Stock-based compensation	-	1,828	-	-	-	1,828
Issuance of treasury stock (40 shares)	-	(188)	-	-	188	-
Balance, March 31, 2025	$37,221	$67,516	$576,196	$(2,748)	$(36,499)	$641,686

* Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals, except as otherwise discussed) necessary to present fairly the Company's consolidated condensed financial position at March 31, 2025 and December 31, 2024, results of operations, comprehensive income, cash flows and statements of shareholders’ equity for the three-month periods ended March 31, 2025 and 2024. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 Additional Financial Information Disclosures

The consolidated condensed balance sheet at December 31, 2024 was derived from amounts included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Refer to the notes to consolidated financial statements included in that report for a description of the Company's accounting policies and for additional details of the Company's financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.

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

	Three months ended
	March 31,
(In thousands)	2025	2024
Balance at beginning of period	$16,693	$11,102
Net additions charged to earnings	2,380	3,239
Costs incurred	(1,745)	(1,916)
Balance at end of period	$17,328	$12,425

Note 3 Accumulated Other Comprehensive Loss

Components of and changes in accumulated other comprehensive loss at March 31, 2025 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$1,146	$(9,052)	$(7,906)
Other comprehensive income before reclassifications	-	5,207	5,207
Amounts reclassified from accumulated other comprehensive loss, net of tax of $16	(49)	-	(49)
Net current period other comprehensive loss, net of tax	(49)	5,207	5,158
Accumulated other comprehensive income (loss)	$1,097	$(3,845)	$(2,748)

Components of and changes in accumulated other comprehensive loss at March 31, 2024 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$920	$(2,566)	$(1,646)
Other comprehensive loss before reclassifications	-	(3,590)	(3,590)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $10	(32)	-	(32)
Net current period other comprehensive loss, net of tax	(32)	(3,590)	(3,622)
Accumulated other comprehensive income (loss)	$888	$(6,156)	$(5,268)

Details of reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2025 and 2024 are immaterial.

Note 4 Acquisitions

Acquisitions are accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition.

Effective January 30, 2025, the Company acquired 100% of the outstanding stock of Hadronex, Inc, a Delaware Corporation d/b/a SmartCover® Systems ("SmartCover"), headquartered in Escondido, California. SmartCover is a provider of sewer line and lift station monitoring solutions.

The total purchase consideration for SmartCover, net of cash acquired, was $184.9 million. The Company's allocation of the purchase price at March 31, 2025 included $6.7 million of receivables, $4.8 million of inventories, $4.8 million of other assets, $88.3 million of intangible assets and $117.4 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 12 to 20 years. The Company also assumed $1.7 million of payables, $20.3 million of net deferred income tax liabilities, $11.9 million of deferred revenue and $3.2 million of other liabilities as part of the acquisition. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of March 31, 2025, the Company had not completed its analysis for estimating the fair value of the assets acquired. Revenue associated with SmartCover for the two months ended March 31, 2025 was $6.2 million. SmartCover is reported within the utility water product line and the Company will continue to operate under a single segment.

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

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2024 and the first quarter of 2025 were not material.

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

The Company's earnings before incomes taxes, provision for income taxes, and effective income tax rate are as follows:

	Three months ended March 31,
(In thousands)	2025	2024
Earnings before income taxes	$50,787	$38,092
Provision for income taxes	12,389	8,961
Effective income tax rate	24.4%	23.5%

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

Note 9 Industry Segment and Geographic Areas

The Company is an innovator, manufacturer, developer, marketer and distributor of water and wastewater management solutions incorporating hardware and sensors, communication solutions and data analytics, which comprise one reportable segment. The Company concludes on their segments based on the internally reported financial information that is routinely reviewed by the chief operating decision maker (“CODM”) to assess financial performance, make decisions and allocate resources. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes, customers and methods of distribution. The Company’s CODM is the Chairman, President and Chief Executive Officer.

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

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended
	March 31,
(In thousands)	2025	2024
Revenues:
United States	$201,975	$177,190
Foreign:
Asia	3,122	2,913
Canada	3,946	2,178
Europe	9,548	9,409
Mexico	477	621
Middle East	2,466	3,611
Other	677	358
Total	$222,211	$196,280

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended
	March 31,
(In thousands)	2025		2024
Revenue recognized over time	$20,286	9.1%	$12,733	6.5%
Revenue recognized at a point in time	201,925	90.9%	183,547	93.5%
Total	$222,211	100.0%	$196,280	100.0%

The majority of the Company's revenue that is recognized over time relates to the BEACON® software as a service ("SaaS") and a portion of SmartCover® revenue, but also includes training, certain installation and other revenues. The majority of the Company's revenue recognized at a point in time is for the sale of utility and flow instrumentation products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during shipping.

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

The Company's receivables and contract liabilities are as follows:

	March 31, 2025	December 31, 2024
(In thousands)
Receivables	$111,855	$84,325
Contract liabilities	90,633	78,274

Contract liabilities are included in other current liabilities and long-term deferred revenue on the Company's Consolidated Condensed Balance Sheets. The balance of contract assets was $1.2 million as of March 31, 2025. The Company did not have a significant amount of uninvoiced receivables or deferred costs as of December 31, 2024.

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

The Company's performance obligations are satisfied at a point in time or over time as work progresses. The majority of the Company's revenue recognized at a point in time is for the sale of utility and flow instrumentation products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process. The majority of the Company's revenue that is recognized over time relates to the BEACON and select SmartCover revenue.

As of March 31, 2025, the Company had certain contracts with unsatisfied performance obligations. For contracts recorded as contract liabilities, $90.6 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $21.5 million in 2025, $9.8 million in 2026, $7.6 million in 2027, $6.5 million in 2028, $5.7 million in 2029, $5.1 million in 2030 and $34.4 million thereafter.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS DESCRIPTION AND OVERVIEW

With more than a century of water technology innovation, Badger Meter is a global provider of industry leading water management solutions, with approximately 95% of net sales derived from water-related applications. The Badger Meter offerings, marketed as BlueEdge®, are comprised of a suite of tailorable solutions that connect water management technology, software, and support services to deliver insights enabling the proactive management of water across the water cycle. These tailorable solutions encompass measurement and control hardware, connectivity and communication, data visualization and software-delivered actionable insights as well as ongoing support and expertise essential to optimize customers' operations and contribute to the sustainable use and protection of the world’s most precious resource.

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
•
remote sewer monitoring to aid in predicting, detecting and preventing sewer overflow spills and lift station control monitoring and hardware.

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

The Company’s solutions fall into two product lines: sales of meters, water quality and sewer monitoring sensors and other hardware, communication, and software and related technologies, to water utilities (utility water) and sales of meters, other sensing instruments, valves, software and other solutions to commercial and industrial customers, including water related applications (flow instrumentation).

Utility Water Product Line (approximately 88% of Net Sales in 2024)

Utility water smart metering solutions are comprised of water meters along with the connected radio endpoints and software technologies and services used by water utilities as the basis for generating their water and wastewater revenues, enabling operating efficiencies and engaging with their end consumers. This product line further comprises other instruments and sensors used in the water distribution and collection systems to ensure the safe and efficient delivery and return of water. These sensors are used to detect leaks, monitor various water quality parameters throughout the distribution system and treatment process, and monitor, detect and prevent sewer overflow spills. The largest geographic market in which the Company operates is North America, primarily the United States.

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

In addition, the Company provides various other hardware, instruments and sensors, and related software, to enhance the scope and breadth of connected data valuable to a water utility's operation. This includes water quality monitoring solutions utilizing optical sensors and electrochemical instruments that measure a variety of parameters including turbidity, pH, chlorine, nitrates and approximately 40 others. Utilizing these solutions, water quality can be monitored continually or periodically throughout the network from its original source to the point in which it is recycled and returned. Real-time water quality parameters enhance the scope of actionable data for water utilities to improve operational security, awareness and efficiency. It also includes high frequency pressure and leak detection sensors that provide real-time alarms and event location triangulation to aid operators in responding to burst pipe and other leak events quickly, reducing water loss and system downtime. Additional solutions include sewer and lift station monitoring sensors to measure sewer and hydrogen sulfide levels. This information is provided in real time, allowing utilities to initiate actions to prevent sewer overflows, reduce sewer odor and optimize cleanings, while managing resources and costs. The data and insights collected from these additional operational sensors are often conveyed by cellular or satellite networks and can be leveraged alongside of the metering data within BEACON to unlock powerful insights about the operations of a customer's distribution and collection network.

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

As noted above, customers are increasingly looking for more frequent and diverse data to holistically manage their water networks. As a leading provider of water quality, pressure management, sewer line and lift station monitoring solutions, we are able to meet these needs and enhance the scope of actionable data for customers to measure, conserve and protect water.

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

Acquisitions

Effective January 30, 2025, the Company acquired 100% of the outstanding stock of Hadronex, Inc, a Delaware Corporation d/b/a SmartCover® Systems ("SmartCover"), headquartered in Escondido, California. SmartCover is a provider of sewer line and lift station monitoring solutions.

The total purchase consideration for SmartCover, net of cash acquired, was $184.9 million. The Company's allocation of the purchase price at March 31, 2025 included $6.7 million of receivables, $4.8 million of inventories, $4.8 million of other assets, $88.3 million of intangible assets and $117.4 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 12 to 20 years. The Company also assumed $1.7 million of payables, $20.3 million of net deferred income tax liabilities, $11.9 million of deferred revenue and $3.2 million of other liabilities as part of the acquisition. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of March 31, 2025, the Company had not completed its analysis for estimating the fair value of the assets acquired. Revenue associated with SmartCover for the two months ended March 31, 2025 was $6.2 million. SmartCover is reported within the utility water product line and the Company will continue to operate under a single segment.

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

Current Business Trends – Tariffs

During the first quarter of 2025, the United States introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions such as USMCA-compliant imports. These tariff changes and subsequent retaliatory actions have the potential to increase various input costs for the Company. At present, the Company is managing applicable tariff-related cost burdens with selective supply chain and pricing actions, as has been our historical practice during uncertain and turbulent economic times. The Company has contingency plans in place to adequately respond to a wide range of potential economic scenarios and our management, along with the Board of Directors, continues to monitor and evaluate the ongoing situation.

Results of Operations - Three Months Ended March 31, 2025

Net Sales

The Company's net sales for the three months ended March 31, 2025 were $222.2 million compared to $196.3 million during the same period in 2024. Net sales into the utility water market were $197.3 million, an increase of 16.0% from the prior year’s $170.1 million. Utility water net sales grew as a result of increased mechanical and ultrasonic meter, ORION® Cellular endpoint, and BEACON® SaaS revenue, as well as two months of revenue associated with the acquisition of SmartCover of $6.2 million. Sales of products into the global flow instrumentation end markets were $24.9 million compared to the prior year’s $26.2 million, a decrease of 4.8%, with modest growth in water-related markets more than offset by lower demand in the de-emphasized non-water applications.

Earnings

Total operating earnings for the three months ended March 31, 2025 were $49.4 million, or 22.2% of sales, compared to $36.6 million, or 18.6% of sales, in the comparable prior year quarter. Gross margin dollars increased $18.3 million, with gross margin as a percent of sales of 42.9%, an increase from 39.3% in the prior year comparable quarter. Gross margin in the current quarter benefited from increased sales volumes and favorable customer sales and product mix, including higher SaaS revenues. Selling, engineering and administration (“SEA”) expenses were $46.0 million or 20.7% of sales in the first quarter of 2025 compared to $40.6 million or 20.7% of sales in the comparable prior year quarter. The increase in SEA expenses was mainly due to the inclusion of two months of SEA expenses associated with SmartCover, inclusive of the acquired intangible asset amortization, combined with higher personnel costs including higher salaries and benefits.

The provision for income taxes as a percentage of earnings before income taxes for the quarter ended March 31, 2025 was 24.4% compared to 23.5% for the comparable prior year period. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, other credits, allowances and discrete items.

As a result of the above-mentioned items, net earnings for the three months ended March 31, 2025 were $38.4 million, or $1.30 per diluted share, compared to $29.1 million, or $0.99 per diluted share, for the same period in 2024.

LIQUIDITY AND CAPITAL RESOURCES

The main sources of liquidity for the Company are cash from operations and borrowing capacity. In addition, depending on market conditions, the Company may access the capital markets to strengthen its capital position and to provide additional liquidity for general corporate purposes.

Primary Working Capital

The Company uses primary working capital (“PWC”) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve month Net sales. The following table shows the components of PWC:

	March 31, 2025		December 31, 2024
(In thousands)	$	PWC%	$	PWC%
Receivables	$111,855	13.2%	$84,325	10.2%
Inventories	149,405	17.5%	143,408	17.3%
Payables	(73,789)	-8.7%	(55,659)	-6.7%
Primary Working Capital	$187,471	22.0%	$172,074	20.8%

Overall, PWC increased $15.4 million compared to the previous year-end, of which $9.8 million was attributed to the SmartCover acquisition. Receivables at March 31, 2025 increased $27.5 million due to higher sales activity in the first quarter of 2025. Inventories increased $6.0 million due to increased sales activity. Payables as of March 31, 2025 were $18.1 million higher than the prior year-end due to timing of payments and modest increase in inventory levels.

Cash Provided by Operations

Cash provided by operations in the first three months of 2025 was $33.0 million compared to $21.5 million in the same period of 2024. Higher net earnings, offset by higher incentive compensation payments in 2025 versus 2024, contributed to the increase in cash provided by operations compared to the same quarter in 2024.

Property, plant and equipment expenditures for the first three months of 2025 were $3.0 million compared to $2.7 million in the comparable prior year period.

Cash and cash equivalents at March 31, 2025 decreased to $131.4 million from $295.3 million at December 31, 2024, the result of the $33.0 million of cash provided by operations, offset by $184.9 million deployed for the SmartCover acquisition and payment of the quarterly dividend.

The Company's credit facility includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company's financial flexibility including an increase feature, acquisition holiday, and favorable financial covenants. The Company was in compliance with all covenants as of March 31, 2025. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $154.3 million of unused credit lines available at March 31, 2025.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2024 and the first quarter of 2025 were not material.

See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of risks and uncertainties that could impact the Company's financial performance and results of operations.

Contractual Obligations

The Company's contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and have not materially changed since that report was filed unless otherwise indicated in this Quarterly Report on Form 10-Q.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

The Company's quantitative and qualitative disclosures about market risk are included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and have not materially changed since that report was filed.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2025. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President – Chief Financial Officer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II – Other Information

Item 1A Risk Factors

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In February 2023, the Board authorized the repurchase of up to 200,000 shares of the Company’s Common Stock through February 2026. The following table provides information about the Company's purchases under this repurchase program during the quarter ended March 31, 2025 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
January 1, 2025 - January 31, 2025	-	$-	-	200,000
February 1, 2025 - February 28, 2025	-	$-	-	200,000
March 1, 2025 - March 31, 2025	-	$-	-	200,000
Total as of March 31, 2025	-		-	200,000

Item 5 Other Information

During the first quarter of 2025, none of our directors or executive officers adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) the Consolidated Condensed Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags and (vii) the information in Part II, Item 5 Other Information.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: April 18, 2025	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

	By	/s/ Robert A. Wrocklage
Robert A. Wrocklage
Senior Vice President – Chief Financial Officer

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President – Controller