Form 10-Q
period 2025-06-30
BADGER METER INC
filed 2025-07-23
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 11, 2025 there were 29,468,808 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended June 30, 2025

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

Part I – Financial Information

Item 1 Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	(Unaudited)
	(In thousands)
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$165,208	$295,305
Receivables, net of allowance for doubtful accounts	117,667	84,325
Inventories:
Finished goods	24,499	24,022
Work in process	33,529	36,705
Raw materials	89,233	82,681
Total inventories	147,261	143,408
Prepaid expenses and other current assets	18,139	17,078
Total current assets	448,275	540,116
Property, plant and equipment, at cost	244,748	233,203
Less accumulated depreciation	(166,811)	(158,943)
Net property, plant and equipment	77,937	74,260
Intangible assets, at cost less accumulated amortization	126,109	45,066
Other assets	15,708	12,676
Deferred income taxes	32,692	32,525
Goodwill	235,699	111,770
Total assets	$936,420	$816,413
Liabilities and shareholders’ equity
Current liabilities:
Payables	$74,125	$55,659
Accrued compensation and employee benefits	23,825	34,912
Warranty and after-sale costs, current	9,828	7,283
Other current liabilities	30,932	20,351
Total current liabilities	138,710	118,205
Long-term deferred revenue	68,545	64,153
Deferred income taxes	24,109	3,652
Accrued non-pension postretirement benefits	3,340	3,033
Other accrued employee benefits	7,563	6,927
Warranty and after-sale costs, long-term	9,721	9,410
Other long-term liabilities	6,840	4,801
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $1 par, authorized 80,000,000, issued 37,221,098 shares in 2025 and 2024	37,221	37,221
Capital in excess of par value	70,505	65,819
Reinvested earnings	600,763	547,796
Accumulated other comprehensive income (loss)	5,529	(7,906)
Less: Treasury stock, at cost, 7,752,290 shares in 2025 and 7,810,158 in 2024	(36,426)	(36,698)
Total shareholders’ equity	677,592	606,232
Total liabilities and shareholders’ equity	$936,420	$816,413

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2025	2024	2025	2024

Net sales	$238,095	$216,658	$460,306	$412,938
Cost of sales	140,285	131,290	267,059	250,392
Gross margin	97,810	85,368	193,247	162,546
Selling, engineering and administration	52,947	43,856	98,959	84,456
Operating earnings	44,863	41,512	94,288	78,090
Interest income, net	(895)	(1,862)	(2,229)	(3,389)
Other pension and postretirement (income) costs	(28)	12	(56)	25
Earnings before income taxes	45,786	43,362	96,573	81,454
Provision for income taxes	11,202	10,306	23,591	19,267
Net earnings	$34,584	$33,056	$72,982	$62,187

Earnings per share:
Basic	$1.18	$1.13	$2.48	$2.12
Diluted	$1.17	$1.12	$2.47	$2.11

Dividends declared per common share	$0.34	$0.27	$0.68	$0.54

Shares used in computation of earnings per share:
Basic	29,414,457	29,361,034	29,396,805	29,341,407
Impact of dilutive securities	170,883	167,904	178,595	170,955
Diluted	29,585,340	29,528,938	29,575,400	29,512,362

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2025	2024	2025	2024
Net earnings	$34,584	$33,056	$72,982	$62,187
Other comprehensive loss:
Foreign currency translation adjustments	8,325	(44)	13,532	(3,633)
Pension and postretirement benefits, net of tax	(48)	(31)	(97)	(64)
Comprehensive income	$42,861	$32,981	$86,417	$58,490

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Six Months Ended June 30,
	(Unaudited) (In thousands)
	2025	2024
Operating activities:
Net earnings	$72,982	$62,187
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	5,719	5,741
Amortization	11,358	10,360
Noncurrent employee benefits	5	(21)
Stock-based compensation expense	4,404	3,281
Changes in:
Receivables	(25,306)	(23,217)
Inventories	4,019	(7,256)
Payables	16,222	13,339
Prepaid expenses and other assets	(3,088)	(8,489)
Other liabilities	(8,702)	1,954
Total adjustments	4,631	(4,308)
Net cash provided by operations	77,613	57,879
Investing activities:
Property, plant and equipment expenditures	(6,904)	(5,017)
Acquisitions, net of cash acquired	(184,024)	(3,000)
Net cash used for investing activities	(190,928)	(8,017)
Financing activities:
Dividends paid	(20,021)	(15,876)
Proceeds from exercise of stock options	554	751
Net cash used for financing activities	(19,467)	(15,125)
Effect of foreign exchange rates on cash	2,685	(307)
(Decrease) increase in cash and cash equivalents	(130,097)	34,430
Cash and cash equivalents – beginning of period	295,305	191,782
Cash and cash equivalents – end of period	$165,208	$226,212

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter and year-to-date ended June 30,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, March 31, 2024	$37,221	$60,468	$479,925	$(5,268)	$(36,779)	$535,567
Net earnings	-	-	33,056	-	-	33,056
Pension and postretirement benefits (net of $11 tax effect)	-	-	-	(31)	-	(31)
Foreign currency translation	-	-	-	(44)	-	(44)
Cash dividends of $0.27 per share	-	-	(7,941)	-	-	(7,941)
Stock options exercised	-	450	-	-	71	521
Stock-based compensation	-	2,010	-	-	-	2,010
Issuance of treasury stock (18 shares)	-	(13)	-	-	13	-
Balance, June 30, 2024	$37,221	$62,915	$505,040	$(5,343)	$(36,695)	$563,138

Balance, December 31, 2023	$37,221	$59,185	$458,719	$(1,646)	$(36,997)	$516,482
Net earnings	-	-	62,187	-	-	62,187
Pension and postretirement benefits (net of $21 tax effect)	-	-	-	(64)	-	(64)
Foreign currency translation	-	-	-	(3,633)	-	(3,633)
Cash dividends of $0.54 per share	-	-	(15,866)	-	-	(15,866)
Stock options exercised	-	646	-	-	105	751
Stock-based compensation	-	3,281	-	-	-	3,281
Issuance of treasury stock (64 shares)	-	(197)	-	-	197	-
Balance, June 30, 2024	$37,221	$62,915	$505,040	$(5,343)	$(36,695)	$563,138

Balance, March 31, 2025	$37,221	$67,516	$576,196	$(2,748)	$(36,499)	$641,686
Net earnings	-	-	34,584	-	-	34,584
Pension and postretirement benefits (net of $16 tax effect)	-	-	-	(48)	-	(48)
Foreign currency translation	-	-	-	8,325	-	8,325
Cash dividends of $0.34 per share	-	-	(10,017)	-	-	(10,017)
Stock options exercised	-	426	-	-	60	486
Stock-based compensation	-	2,576	-	-	-	2,576
Issuance of treasury stock (3 shares)	-	(13)	-	-	13	-
Balance, June 30, 2025	$37,221	$70,505	$600,763	$5,529	$(36,426)	$677,592

Balance, December 31, 2024	$37,221	$65,819	$547,796	$(7,906)	$(36,698)	$606,232
Net earnings	-	-	72,982	-	-	72,982
Pension and postretirement benefits (net of $33 tax effect)	-	-	-	(97)	-	(97)
Foreign currency translation	-	-	-	13,532	-	13,532
Cash dividends of $0.68 per share	-	-	(20,015)	-	-	(20,015)
Stock options exercised	-	483	-	-	71	554
Stock-based compensation	-	4,404	-	-	-	4,404
Issuance of treasury stock (43 shares)	-	(201)	-	-	201	-
Balance, June 30, 2025	$37,221	$70,505	$600,763	$5,529	$(36,426)	$677,592

* Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals, except as otherwise discussed) necessary to present fairly the Company's consolidated condensed financial position at June 30, 2025 and December 31, 2024, results of operations, comprehensive income, and statements of shareholders’ equity for the three and six-month periods ended June 30, 2025 and 2024, and cash flows for the six-month period ended June 30, 2025 and 2024. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Balance at beginning of period	$17,328	$12,425	$16,693	$11,102
Net additions charged to earnings	4,947	3,359	7,327	6,598
Costs incurred	(2,726)	(1,935)	(4,471)	(3,851)
Balance at end of period	$19,549	$13,849	$19,549	$13,849

Note 3 Accumulated Other Comprehensive Income (Loss)

Components of and changes in accumulated other comprehensive income (loss) at June 30, 2025 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$1,146	$(9,052)	$(7,906)
Other comprehensive income before reclassifications	-	13,532	13,532
Amounts reclassified from accumulated other comprehensive loss, net of tax of $33	(97)	-	(97)
Net current period other comprehensive income (loss), net of tax	(97)	13,532	13,435
Accumulated other comprehensive income	$1,049	$4,480	$5,529

Components of and changes in accumulated other comprehensive income (loss) at June 30, 2024 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$920	$(2,566)	$(1,646)
Other comprehensive loss before reclassifications	-	(3,633)	(3,633)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $21	(64)	-	(64)
Net current period other comprehensive loss, net of tax	(64)	(3,633)	(3,697)
Accumulated other comprehensive income (loss)	$856	$(6,199)	$(5,343)

Details of reclassifications out of accumulated other comprehensive income (loss) during the six months ended June 30, 2025 and 2024 are immaterial.

Note 4 Acquisitions

Acquisitions are accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition.

Effective January 30, 2025, the Company acquired 100% of the outstanding stock of Hadronex, Inc., a Delaware Corporation d/b/a SmartCover® Systems ("SmartCover"), headquartered in Escondido, California. SmartCover is a provider of sewer line and lift station monitoring solutions.

The total purchase consideration for SmartCover, net of cash acquired, was $184.0 million, following the net working capital adjustment of $0.9 million. The Company's allocation of the purchase price at June 30, 2025 included $6.7 million of receivables, $5.0 million of inventories, $4.8 million of other assets, $85.6 million of intangible assets and $118.6 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 12 to 20 years. The Company also assumed $1.6 million of payables, $19.7 million of net deferred income tax liabilities, $12.0 million of deferred revenue and $3.4 million of other liabilities as part of the acquisition. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of June 30, 2025, the Company had not completed its analysis for estimating the fair value of the assets acquired. Revenue associated with SmartCover for the five months ended June 30, 2025 was $16.7 million. SmartCover is reported within the utility water product line and the Company will continue to operate under a single segment.

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

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2024 and the first half of 2025 were not material.

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

The Company's earnings before income taxes, provision for income taxes, and effective income tax rate are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Earnings before income taxes	$45,786	$43,362	$96,573	$81,454
Provision for income taxes	11,202	10,306	23,591	19,267
Effective income tax rate	24.5%	23.8%	24.4%	23.7%

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

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Revenues:
United States	$214,350	$193,963	$416,325	$371,153
Foreign:
Asia	4,083	2,735	7,205	5,648
Canada	4,147	3,015	8,093	5,193
Europe	11,278	9,410	20,826	18,819
Mexico	594	1,431	1,071	2,052
Middle East	2,649	5,463	5,115	9,074
Other	994	641	1,671	999
Total	$238,095	$216,658	$460,306	$412,938

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended				Six months ended
	June 30,				June 30,
(In thousands)	2025		2024		2025		2024
Revenue recognized over time	$23,086	9.7%	$14,345	6.6%	$43,372	9.4%	$27,078	6.6%
Revenue recognized at a point in time	215,009	90.3%	202,313	93.4%	416,934	90.6%	385,860	93.4%
Total	$238,095	100.0%	$216,658	100.0%	$460,306	100.0%	$412,938	100.0%

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

The Company's receivables and contract liabilities are as follows:

	June 30, 2025	December 31, 2024
(In thousands)
Receivables	$117,667	$84,325
Contract liabilities	91,939	78,274

Contract liabilities are included in other current liabilities and long-term deferred revenue on the Company's Consolidated Condensed Balance Sheets. The balance of contract assets was $1.0 million as of June 30, 2025. The Company did not have a significant amount of uninvoiced receivables or deferred costs as of December 31, 2024.

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

As of June 30, 2025, the Company had certain contracts with unsatisfied performance obligations. For contracts recorded as contract liabilities, $91.9 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $15.2 million in 2025, $12.4 million in 2026, $8.3 million in 2027, $7.2 million in 2028, $6.3 million in 2029, $5.5 million in 2030 and $37.0 million thereafter.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS DESCRIPTION AND OVERVIEW

With more than a century of water technology innovation, Badger Meter is a global provider of industry leading water management solutions, with approximately 95% of net sales derived from water-related applications. The Badger Meter offerings, marketed as BlueEdgeTM, are comprised of a suite of tailorable solutions that connect water management technology, software, and support services to deliver insights enabling the proactive management of water across the water cycle. These tailorable solutions encompass measurement and control hardware, connectivity and communication, data visualization and software-delivered actionable insights as well as ongoing support and expertise essential to optimize customers' operations and contribute to the sustainable use and protection of the world’s most precious resource.

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

The Company’s solutions fall into two product lines: utility water product line, which includes sales of meters, water quality and sewer monitoring sensors and other hardware, communication, and software and related technologies, to water utilities and flow instrumentation, which includes sales of meters, other sensing instruments, valves, software and other solutions to commercial and industrial customers, including water related applications.

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

Acquisitions

Effective January 30, 2025, the Company acquired 100% of the outstanding stock of Hadronex, Inc., a Delaware Corporation d/b/a SmartCover® Systems ("SmartCover"), headquartered in Escondido, California. SmartCover is a provider of sewer line and lift station monitoring solutions.

The total purchase consideration for SmartCover, net of cash acquired, was $184.0 million, following the net working capital adjustment of $0.9 million. The Company's allocation of the purchase price at June 30, 2025 included $6.7 million of receivables, $5.0 million of inventories, $4.8 million of other assets, $85.6 million of intangible assets and $118.6 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 12 to 20 years. The Company also assumed $1.6 million of payables, $19.7 million of net deferred income tax liabilities, $12.0 million of deferred revenue and $3.4 million of other liabilities as part of the acquisition. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of June 30, 2025, the Company had not completed its analysis for estimating the fair value of the assets acquired. Revenue associated with SmartCover for the five months ended June 30, 2025 was $16.7 million. SmartCover is reported within the utility water product line and the Company will continue to operate under a single segment.

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

Current Business Trends – Tariffs

During the first half of 2025, the United States introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions such as USMCA-compliant imports. These tariff changes and subsequent retaliatory actions have the potential to increase various input costs for the Company. At present, the Company is managing applicable tariff-related cost burdens with selective supply chain and pricing actions, as has been our historical practice during uncertain and turbulent economic times. The Company has contingency plans in place to adequately respond to a wide range of potential economic scenarios and our management, along with the Board of Directors, continues to monitor and evaluate the ongoing situation.

Results of Operations - Three Months Ended June 30, 2025

Net Sales

The Company's net sales for the three months ended June 30, 2025 were $238.1 million, an increase of 9.9% compared to $216.7 million during the same period in 2024. Sales into the utility water market were $212.2 million, an increase of 11.4% from the prior year’s $190.6 million. Utility water net sales grew as a result of increased BEACON® SaaS revenues, increased meter volumes, as well as revenue associated with the acquisition of SmartCover of $10.6 million. Sales of products into the global flow instrumentation end markets were $25.9 million compared to the prior year’s $26.1 million, a decrease of 1.0%, as a result of steady order demand within the water-focused end markets, offset by decreases in de-emphasized industrial markets.

Earnings

Total operating earnings for the three months ended June 30, 2025 were $44.9 million, or 18.8% of sales, compared to $41.5 million, or 19.2% of sales, in the comparable prior year quarter. Gross margin dollars increased $12.4 million, with gross margin as a percent of sales of 41.1%, an increase from 39.4% in the prior year comparable quarter. Gross margin in the current quarter benefited from increased sales volumes and favorable product mix, including higher SaaS revenues, offset by tariff and input cost pressures. Selling, engineering and administration (“SEA”) expenses were $52.9 million or 22.2% of sales compared to $43.9 million or 20.2% in the comparable prior year quarter. The increase in SEA expenses was mainly the result of the inclusion of SmartCover, inclusive of the acquired intangible asset amortization, combined with continued growth-related spending including higher headcount, merit increases, and incentive compensation, as well as deferred compensation expense driven by the increase in our stock price during the quarter.

The provision for income taxes as a percentage of earnings before income taxes for the quarter ended June 30, 2025 was 24.5% compared to 23.8% for the comparable prior year period. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the three months ended June 30, 2025 were $34.6 million, or $1.17 per diluted share, compared to $33.1 million, or $1.12 per diluted share, for the same period in 2024.

Results of Operations - Six Months Ended June 30, 2025

Net Sales

The Company's net sales for the six months ended June 30, 2025 were $460.3 million compared to $412.9 million during the same period in 2024. Sales into the utility water market were $409.5 million, an increase of 13.6% from the prior year’s $360.6 million. Utility water net sales grew as a result of increased metering and BEACON® SaaS revenues, as well as five months of revenue associated with the acquisition of SmartCover of $16.7 million. Sales of products into the global flow instrumentation end markets were $50.8 million compared to the prior year’s $52.3 million, a decrease of 2.9%, due largely to decreased international sales year-over-year.

Earnings

Total operating earnings for the six months ended June 30, 2025 were $94.3 million, or 20.5% of sales, compared to $78.1 million, or 18.9% of sales, in the comparable prior year period. Gross margin dollars increased $30.7 million, with gross margin as a percent of sales of 42.0%, an increase from 39.4% in the prior year comparable period. Gross margin improvement was the result of increased sales volumes and favorable customer and product mix offset by tariff and other input cost pressures. SEA expenses were $99.0 million or 21.5% of sales compared to $84.5 million or 20.5% in the comparable prior year period. The year-over-year increase in SEA expense was the result of the inclusion of SmartCover, inclusive of the acquired intangibles asset amortization, combined with continued growth-related spending including higher headcount, merit increases, and incentive compensation.

The provision for income taxes as a percentage of earnings before income taxes for the six months ended June 30, 2025 was 24.4% compared to 23.7% for the comparable prior year period. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the six months ended June 30, 2025 were $73.0 million, or $2.47 per diluted share, compared to $62.2 million, or $2.11 per diluted share, for the same period in 2024.

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

Primary Working Capital

The Company uses primary working capital (“PWC”) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve month Net sales. The following table shows the components of PWC:

	June 30, 2025		December 31, 2024
(In thousands)	$	PWC%	$	PWC%
Receivables	$117,667	13.5%	$84,325	10.2%
Inventories	147,261	16.9%	143,408	17.3%
Payables	(74,125)	-8.6%	(55,659)	-6.7%
Primary Working Capital	$190,803	21.8%	$172,074	20.8%

Overall, PWC increased $18.7 million compared to the previous year-end. Receivables at June 30, 2025 increased $33.3 million due to higher sales activity. Inventories increased $3.9 million due to increased sales activity. Payables at June 30, 2025 were $18.5 million higher than the prior year-end due to timing of payments and increased inventory levels.

Cash Provided by Operations

Cash provided by operations in the first six months of 2025 was $77.6 million compared to $57.9 million in the same period of 2024. Higher net earnings and working capital differential were the largest contributors to the increase in cash provided by operations compared to the same period in 2024.

Property, plant and equipment expenditures for the first six months of 2025 were $6.9 million compared to $5.0 million in the comparable prior year period.

Cash and cash equivalents decreased to $165.2 million from $295.3 million at December 31, 2024, the result of the $77.6 million cash provided by operations, offset by $184.0 million deployed for the SmartCover acquisition and payment of quarterly dividends.

The Company's credit facility includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company's financial flexibility including an increase feature, acquisition holiday, and favorable financial covenants. The Company was in compliance with all covenants as of June 30, 2025. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $154.7 million of unused credit lines available at June 30, 2025.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2024 and the first two quarters of 2025 were not material.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2025. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President – Chief Financial Officer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II – Other Information

Item 1A Risk Factors

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In February 2023, the Board authorized the repurchase of up to 200,000 shares of the Company's Common Stock through February 2026. The following table provides information about the Company's purchases under this repurchase program during the quarter ended June 30, 2025 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
April 1, 2025 - April 30, 2025	-	$-	-	200,000
May 1, 2025 - May 31, 2025	-	$-	-	200,000
June 1, 2025 - June 30, 2025	-	$-	-	200,000
Total as of June 30, 2025	-		-	200,000

Item 5 Other Information

During the second quarter of 2025, none of our directors or executive officers adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) the Consolidated Condensed Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags and (vii) the information in Part II, Item 5 Other Information.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: July 23, 2025	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

	By	/s/ Robert A. Wrocklage
Robert A. Wrocklage
Senior Vice President – Chief Financial Officer

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President – Controller and Treasurer