Form 10-Q
period 2025-09-30
BADGER METER INC
filed 2025-10-22
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 13, 2025 there were 29,469,785 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended September 30, 2025

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

Part I – Financial Information

Item 1 Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	(Unaudited)
	(In thousands)
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$201,693	$295,305
Receivables, net of allowance for doubtful accounts	115,056	84,325
Inventories:
Finished goods	26,180	24,022
Work in process	30,291	36,705
Raw materials	96,156	82,681
Total inventories	152,627	143,408
Prepaid expenses and other current assets	25,210	17,078
Total current assets	494,586	540,116
Property, plant and equipment, at cost	246,217	233,203
Less accumulated depreciation	(167,855)	(158,943)
Net property, plant and equipment	78,362	74,260
Intangible assets, at cost less accumulated amortization	122,060	45,066
Other assets	13,955	12,676
Deferred income taxes	32,653	32,525
Goodwill	236,654	111,770
Total assets	$978,270	$816,413
Liabilities and shareholders’ equity
Current liabilities:
Payables	$69,786	$55,659
Accrued compensation and employee benefits	33,524	34,912
Warranty and after-sale costs, current	8,926	7,283
Other current liabilities	41,186	20,351
Total current liabilities	153,422	118,205
Long-term deferred revenue	69,180	64,153
Deferred income taxes	24,065	3,652
Accrued non-pension postretirement benefits	3,395	3,033
Other accrued employee benefits	6,447	6,927
Warranty and after-sale costs, long-term	12,833	9,410
Other long-term liabilities	6,418	4,801
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $1 par, authorized 80,000,000, issued 37,221,098 shares in 2025 and 2024	37,221	37,221
Capital in excess of par value	72,541	65,819
Reinvested earnings	624,054	547,796
Accumulated other comprehensive income (loss)	5,115	(7,906)
Less: Treasury stock, at cost, 7,751,313 shares in 2025 and 7,810,158 in 2024	(36,421)	(36,698)
Total shareholders’ equity	702,510	606,232
Total liabilities and shareholders’ equity	$978,270	$816,413

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2025	2024	2025	2024

Net sales	$235,651	$208,438	$695,957	$621,376
Cost of sales	139,815	124,560	406,874	374,952
Gross margin	95,836	83,878	289,083	246,424
Selling, engineering and administration	49,752	43,255	148,711	127,711
Operating earnings	46,084	40,623	140,372	118,713
Interest income, net	(1,330)	(2,301)	(3,559)	(5,689)
Other pension and postretirement (income) costs	(28)	13	(84)	37
Earnings before income taxes	47,442	42,911	144,015	124,365
Provision for income taxes	12,365	10,873	35,956	30,140
Net earnings	$35,077	$32,038	$108,059	$94,225

Earnings per share:
Basic	$1.19	$1.09	$3.67	$3.21
Diluted	$1.19	$1.08	$3.65	$3.19

Dividends declared per common share	$0.40	$0.34	$1.08	$0.88

Shares used in computation of earnings per share:
Basic	29,424,004	29,369,923	29,405,429	29,351,688
Impact of dilutive securities	159,380	178,005	172,190	173,305
Diluted	29,583,384	29,547,928	29,577,619	29,524,993

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2025	2024	2025	2024
Net earnings	$35,077	$32,038	$108,059	$94,225
Other comprehensive income (loss):
Foreign currency translation adjustments	(366)	4,726	13,166	1,092
Pension and postretirement benefits, net of tax	(48)	(33)	(145)	(96)
Comprehensive income	$34,663	$36,731	$121,080	$95,221

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	(Unaudited) (In thousands)
	2025	2024
Operating activities:
Net earnings	$108,059	$94,225
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	8,326	8,330
Amortization	17,458	15,787
Noncurrent employee benefits	45	(12)
Stock-based compensation expense	6,445	4,595
Changes in:
Receivables	(22,803)	(9,814)
Inventories	(1,740)	(3,367)
Payables	11,937	(5,242)
Prepaid expenses and other assets	(3,276)	(7,772)
Other liabilities	4,446	6,237
Total adjustments	20,838	8,742
Net cash provided by operations	128,897	102,967
Investing activities:
Property, plant and equipment expenditures	(9,993)	(8,149)
Acquisitions, net of cash acquired	(184,024)	(3,000)
Net cash used for investing activities	(194,017)	(11,149)
Financing activities:
Dividends paid	(31,791)	(25,862)
Proceeds from exercise of stock options	554	751
Net cash used for financing activities	(31,237)	(25,111)
Effect of foreign exchange rates on cash	2,745	466
(Decrease) increase in cash and cash equivalents	(93,612)	67,173
Cash and cash equivalents – beginning of period	295,305	191,782
Cash and cash equivalents – end of period	$201,693	$258,955

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter and year-to-date ended September 30,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, June 30, 2024	$37,221	$62,915	$505,040	$(5,343)	$(36,695)	$563,138
Net earnings	-	-	32,038	-	-	32,038
Pension and postretirement benefits (net of $9 tax effect)	-	-	-	(33)	-	(33)
Foreign currency translation	-	-	-	4,726	-	4,726
Cash dividends of $0.34 per share	-	-	(9,998)	-	-	(9,998)
Stock-based compensation	-	1,314	-	-	-	1,314
Issuance of treasury stock (1 share)	-	5	-	-	(5)	-
Balance, September 30, 2024	$37,221	$64,234	$527,080	$(650)	$(36,700)	$591,185

Balance, December 31, 2023	$37,221	$59,185	$458,719	$(1,646)	$(36,997)	$516,482
Net earnings	-	-	94,225	-	-	94,225
Pension and postretirement benefits (net of $31 tax effect)	-	-	-	(96)	-	(96)
Foreign currency translation	-	-	-	1,092	-	1,092
Cash dividends of $0.88 per share	-	-	(25,864)	-	-	(25,864)
Stock options exercised	-	646	-	-	105	751
Stock-based compensation	-	4,595	-	-	-	4,595
Issuance of treasury stock (24 shares)	-	(192)	-	-	192	-
Balance, September 30, 2024	$37,221	$64,234	$527,080	$(650)	$(36,700)	$591,185

Balance, June 30, 2025	$37,221	$70,505	$600,763	$5,529	$(36,426)	$677,592
Net earnings	-	-	35,077	-	-	35,077
Pension and postretirement benefits (net of $17 tax effect)	-	-	-	(48)	-	(48)
Foreign currency translation	-	-	-	(366)	-	(366)
Cash dividends of $0.40 per share	-	-	(11,786)	-	-	(11,786)
Stock-based compensation	-	2,041	-	-	-	2,041
Issuance of treasury stock (1 share)	-	(5)	-	-	5	-
Balance, September 30, 2025	$37,221	$72,541	$624,054	$5,115	$(36,421)	$702,510

Balance, December 31, 2024	$37,221	$65,819	$547,796	$(7,906)	$(36,698)	$606,232
Net earnings	-	-	108,059	-	-	108,059
Pension and postretirement benefits (net of $50 tax effect)	-	-	-	(145)	-	(145)
Foreign currency translation	-	-	-	13,166	-	13,166
Cash dividends of $1.08 per share	-	-	(31,801)	-	-	(31,801)
Stock options exercised	-	483	-	-	71	554
Stock-based compensation	-	6,445	-	-	-	6,445
Issuance of treasury stock (44 shares)	-	(206)	-	-	206	-
Balance, September 30, 2025	$37,221	$72,541	$624,054	$5,115	$(36,421)	$702,510

* Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company's consolidated condensed financial position at September 30, 2025 and December 31, 2024, results of operations, comprehensive income, and statements of shareholders’ equity for the three and nine-month periods ended September 30, 2025 and 2024, and cash flows for the nine-month period ended September 30, 2025 and 2024. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Balance at beginning of period	$19,549	$13,849	$16,693	$11,102
Net additions charged to earnings	3,571	3,310	10,898	9,908
Costs incurred	(1,361)	(1,499)	(5,832)	(5,350)
Balance at end of period	$21,759	$15,660	$21,759	$15,660

Note 3 Accumulated Other Comprehensive Income (Loss)

Components of and changes in accumulated other comprehensive income (loss) at September 30, 2025 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$1,146	$(9,052)	$(7,906)
Other comprehensive income before reclassifications	-	13,166	13,166
Amounts reclassified from accumulated other comprehensive loss, net of tax of $50	(145)	-	(145)
Net current period other comprehensive income (loss), net of tax	(145)	13,166	13,021
Accumulated other comprehensive income	$1,001	$4,114	$5,115

Components of and changes in accumulated other comprehensive income (loss) at September 30, 2024 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$920	$(2,566)	$(1,646)
Other comprehensive income before reclassifications	-	1,092	1,092
Amounts reclassified from accumulated other comprehensive loss, net of tax of $31	(96)	-	(96)
Net current period other comprehensive loss, net of tax	(96)	1,092	996
Accumulated other comprehensive income (loss)	$824	$(1,474)	$(650)

Details of reclassifications out of accumulated other comprehensive income (loss) during the nine months ended September 30, 2025 and 2024 are immaterial.

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

The total purchase consideration for SmartCover, net of cash acquired, was $184.0 million, following the net working capital adjustment of $0.9 million. The Company's allocation of the purchase price at September 30, 2025 included $6.7 million of receivables, $4.6 million of inventories, $4.8 million of other assets, $85.6 million of intangible assets and $119.8 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 12 to 20 years. The Company also assumed $1.6 million of payables, $19.7 million of net deferred income tax liabilities, $12.2 million of deferred revenue and $4.0 million of other liabilities as part of the acquisition. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of September 30, 2025, the Company had not completed its analysis for estimating the fair value of the assets acquired. Revenue associated with SmartCover for the eight months ended September 30, 2025 was $27.8 million. SmartCover is reported within the utility water product line and the Company will continue to operate under a single segment.

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

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2024 and the first nine months of 2025 were not material.

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

The Company's earnings before income taxes, provision for income taxes, and effective income tax rate are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Earnings before income taxes	$47,442	$42,911	$144,015	$124,365
Provision for income taxes	12,365	10,873	35,956	30,140
Effective income tax rate	26.1%	25.3%	25.0%	24.2%

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

Note 9 Industry Segment and Geographic Areas

The Company is an innovator, manufacturer, developer, marketer and distributor of water and wastewater management solutions incorporating hardware and sensors, communication solutions and data analytics, which comprise one reportable segment. The Company concludes on its segments based on the internally reported financial information that is routinely reviewed by the chief operating decision maker (“CODM”) to assess financial performance, make decisions and allocate resources. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes, customers and methods of distribution. The Company’s CODM is the Chairman, President and Chief Executive Officer.

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

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Revenues:
United States	$210,714	$188,130	$627,039	$559,283
Foreign:
Asia	3,835	3,197	11,040	8,845
Canada	4,542	3,047	12,635	8,240
Europe	11,550	9,653	32,376	28,472
Mexico	679	478	1,750	2,530
Middle East	3,361	3,437	8,476	12,511
Other	970	496	2,641	1,495
Total	$235,651	$208,438	$695,957	$621,376

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended				Nine months ended
	September 30,				September 30,
(In thousands)	2025		2024		2025		2024
Revenue recognized over time	$24,187	10.3%	$15,846	7.6%	$67,559	9.7%	$42,924	6.9%
Revenue recognized at a point in time	211,464	89.7%	192,592	92.4%	628,398	90.3%	578,452	93.1%
Total	$235,651	100.0%	$208,438	100.0%	$695,957	100.0%	$621,376	100.0%

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

The Company's receivables and contract liabilities are as follows:

	September 30, 2025	December 31, 2024
(In thousands)
Receivables	$115,056	$84,325
Contract liabilities	94,710	78,274

Contract liabilities are included in other current liabilities and long-term deferred revenue on the Company's Consolidated Condensed Balance Sheets. The balance of contract assets was $0.5 million as of September 30, 2025. The Company did not have a significant amount of uninvoiced receivables or deferred costs as of December 31, 2024.

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

As of September 30, 2025, the Company had certain contracts with unsatisfied performance obligations. For contracts recorded as contract liabilities, $94.7 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $9.6 million in 2025, $17.1 million in 2026, $9.0 million in 2027, $7.5 million in 2028, $6.7 million in 2029, $5.6 million in 2030 and $39.2 million thereafter.

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

Long-Term Business Trends

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

Our BlueEdge tailorable smart water solutions provide actionable information through data analytics derived from an interconnected and interoperable network of sensors and devices that enable people and organizations to efficiently use and conserve water. Badger Meter is well positioned to benefit from the adoption of smart water solutions. Our strong relationships with telecommunication providers such as AT&T and Verizon (among others) keep us abreast of emerging cellular technology changes to provide the premier infrastructure-free AMI solution.

Acquisitions

Effective January 30, 2025, the Company acquired 100% of the outstanding stock of Hadronex, Inc., a Delaware Corporation d/b/a SmartCover® Systems ("SmartCover"), headquartered in Escondido, California. SmartCover is a provider of sewer line and lift station monitoring solutions.

The total purchase consideration for SmartCover, net of cash acquired, was $184.0 million, following the net working capital adjustment of $0.9 million. The Company's allocation of the purchase price at September 30, 2025 included $6.7 million of receivables, $4.6 million of inventories, $4.8 million of other assets, $85.6 million of intangible assets and $119.8 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 12 to 20 years. The Company also assumed $1.6 million of payables, $19.7 million of net deferred income tax liabilities, $12.2 million of deferred revenue and $4.0 million of other liabilities as part of the acquisition. The preliminary allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of September 30, 2025, the Company had not completed its analysis for estimating the fair value of the assets acquired. Revenue associated with SmartCover for the eight months ended September 30, 2025 was $27.8 million. SmartCover is reported within the utility water product line and the Company will continue to operate under a single segment.

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

The Company also seeks opportunities for additional revenue enhancement. For instance, the Company has made inroads into select regional markets outside the US such as the Middle East, UK and others with our BlueEdge offering. The Company sometimes oversees and supervises field installation of its products and provides training and other services for certain customers. Strategic mergers and acquisitions are another avenue for profitable sales growth.

Current Business Trends – Tariffs

During 2025, the United States introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions such as USMCA-compliant imports. These tariff changes and subsequent retaliatory actions have the potential to increase various input costs for the Company. At present, the Company is managing applicable tariff-related cost burdens with selective supply chain and pricing actions, as has been our historical practice during uncertain and turbulent economic times. The Company has contingency plans in place to adequately respond to a wide range of potential economic scenarios and our management, along with the Board of Directors, continues to monitor and evaluate the ongoing situation.

Results of Operations - Three Months Ended September 30, 2025

Net Sales

The Company's net sales for the three months ended September 30, 2025 were $235.7 million, an increase of 13.1% compared to $208.4 million during the same period in 2024. Sales into the utility water market were $209.2 million, an increase of 14.3% from the prior year’s $183.0 million. The Company's net sales grew as a result of increased ultrasonic meter, water quality solution and BEACON® SaaS revenues, as well as revenue associated with the acquisition of SmartCover of $11.1 million. Sales of products into the global flow instrumentation end markets were $26.5 million compared to the prior year's $25.4 million, an increase of 4.3%, driven by steady order demand within the water-focused end markets.

Earnings

Total operating earnings for the three months ended September 30, 2025 were $46.1 million, or 19.6% of sales, compared to $40.6 million, or 19.5% of sales, in the comparable prior year quarter. Gross margin dollars increased $12.0 million, with gross margin as a percent of sales of 40.7%, an increase from 40.2% of sales in the prior year comparable quarter. Gross margin improvement in the current year was driven by positive sales mix, including higher SaaS revenues, offset by tariff and input cost pressures. Selling, engineering and administration (“SEA”) expenses were $49.8 million or 21.1% of sales compared to $43.3 million or 20.8% of sales in the comparable prior year quarter. The increase in SEA expenses was mainly the result of the inclusion of SmartCover, inclusive of the acquired intangible asset amortization, combined with higher incentive compensation and personnel-related expenses, offset by deferred compensation benefit driven by the change in our stock price during the quarter.

The provision for income taxes as a percentage of earnings before income taxes for the quarter ended September 30, 2025 was 26.1% compared to 25.3% for the comparable prior year period. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the three months ended September 30, 2025 were $35.1 million, or $1.19 per diluted share, compared to $32.0 million, or $1.08 per diluted share, for the same period in 2024.

Results of Operations - Nine Months Ended September 30, 2025

Net Sales

The Company's net sales for the nine months ended September 30, 2025 were $696.0 million, an increase of 12.0%, compared to $621.4 million during the same period in 2024. Sales into the utility water product line were $618.7 million, an increase of 13.8% from the prior year’s $543.7 million. Utility water net sales grew as a result of increased metering, water quality solution and BEACON® SaaS revenues, as well as eight months of revenue associated with the acquisition of SmartCover of $27.8 million. Sales of products into the global flow instrumentation end markets were $77.3 million compared to the prior year’s $77.7 million, a decrease of 0.6%.

Earnings

Total operating earnings for the nine months ended September 30, 2025 were $140.4 million, or 20.2% of sales, compared to $118.7 million, or 19.1% of sales, in the comparable prior year period. Gross margin dollars increased $42.7 million, with gross margin as a percent of sales of 41.5%, an increase from 39.7% of sales in the prior year comparable period. Gross margin improvement was the result of increased sales volume and favorable product mix partially offset by tariff and other input cost pressures. SEA expenses were $148.7 million or 21.4% of sales compared to $127.7 million or 20.6% of sales in the comparable prior year period. The year-over-year increase in SEA was the result of the inclusion of SmartCover, inclusive of the acquired intangible asset amortization, combined with higher personnel costs including merit increases and incentive compensation.

The provision for income taxes as a percentage of earnings before income taxes for the nine months ended September 30, 2025 was 25.0% compared to 24.2% for the comparable prior year period. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the nine months ended September 30, 2025 were $108.1 million, or $3.65 per diluted share, compared to $94.2 million, or $3.19 per diluted share, for the same period in 2024.

LIQUIDITY AND CAPITAL RESOURCES

The main sources of liquidity for the Company are cash from operations and borrowing capacity. In addition, depending on market conditions, the Company may access the capital markets to strengthen its capital position and to provide additional liquidity for general corporate purposes.

Primary Working Capital

The Company uses primary working capital (“PWC”) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve-month Net sales. The following table shows the components of PWC:

	September 30, 2025		December 31, 2024
(In thousands)	$	PWC%	$	PWC%
Receivables	$115,056	12.8%	$84,325	10.2%
Inventories	152,627	16.9%	143,408	17.3%
Payables	(69,786)	-7.7%	(55,659)	-6.7%
Primary Working Capital	$197,897	22.0%	$172,074	20.8%

Overall, PWC increased $25.8 million compared to the previous year-end. Receivables at September 30, 2025 increased $30.7 million due to higher sales activity. Inventories increased $9.2 million due to increased sales activity. Payables at September 30, 2025 were $14.1 million higher than prior year-end due to timing of payments and increased inventory levels.

Cash Provided by Operations

Cash provided by operations in the first nine months of 2025 was $128.9 million compared to $103.0 million in the same period of 2024. Higher net earnings and favorable working capital trends contributed to the increase in cash provided by operations compared to the same period in 2024.

Property, plant and equipment expenditures for the first nine months of 2025 were $10.0 million compared to $8.1 million in the comparable prior year period.

Cash and cash equivalents decreased to $201.7 million from $295.3 million at December 31, 2024, the result of the $128.9 million cash provided by operations, offset by the $184.0 million deployed for the SmartCover acquisition and payment of quarterly dividends.

The Company's credit facility includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company's financial flexibility including an increase feature, acquisition holiday, and favorable financial covenants. The Company was in compliance with all covenants as of September 30, 2025. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $154.7 million of unused credit lines available at September 30, 2025.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2024 and the first three quarters of 2025 were not material.

See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of risks and uncertainties that could impact the Company's financial performance and results of operations.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President - Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2025. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President – Chief Financial Officer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II – Other Information

Item 1A Risk Factors

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In February 2023, the Board authorized the repurchase of up to 200,000 shares of the Company's Common Stock through February 2026. The following table provides information about the Company's purchases under this repurchase program during the quarter ended September 30, 2025 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program
July 1, 2025 - July 31, 2025	-	$-	-	200,000
August 1, 2025 - August 31, 2025	-	$-	-	200,000
September 1, 2025 - September 30, 2025	-	$-	-	200,000
Total as of September 30, 2025	-		-	200,000

Item 5 Other Information

During the third quarter of 2025, none of our directors or executive officers adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) the Consolidated Condensed Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags and (vii) the information in Part II, Item 5 Other Information.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: October 22, 2025	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

	By	/s/ Robert A. Wrocklage
Robert A. Wrocklage
Senior Vice President – Chief Financial Officer

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President – Controller and Treasurer