Form 10-K
period 2025-12-31
BADGER METER INC
filed 2026-02-17
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of June 30, 2025, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $7.18 billion. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $244.95 per share, the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 2025, and (ii) each of the Company's executive officers and directors is deemed to be an affiliate of the Company.

As of February 10, 2026, there were 29,181,598 shares of Common Stock outstanding with a par value of $1 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year, are incorporated by reference from the definitive Proxy Statement into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K, as well as other information provided from time to time by Badger Meter, Inc. (the “Company”) or its employees, may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties. Some risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements include those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2025.

PART I

ITEM 1. BUSINESS

Badger Meter, Inc. (the Company) is a leading innovator, manufacturer and marketer of products incorporating flow measurement, quality, control and other system solutions serving markets worldwide. The Company was incorporated in 1905.

Throughout this 2025 Annual Report on Form 10-K, the words “we,” “us” and “our” refer to the Company.

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

Market Overview, Products and Solutions

With more than a century of water technology innovation, Badger Meter is a global provider of industry leading water management solutions, with approximately 95% of net sales derived from water-related applications. Badger Meter's offerings, marketed as BlueEdge®, represent a suite of tailorable solutions that connect water management technology, software, and support services to deliver insights enabling the proactive management of water across the water cycle. These tailorable solutions encompass measurement and control hardware, connectivity and communication, data visualization and software-delivered actionable insights as well as ongoing support and expertise essential to optimize customers' operations and contribute to the sustainable use and protection of the world’s most precious resource.

The Company’s measurement and control hardware, instruments and sensors primarily include the following product families:

•
meters that measure the flow of water and other fluids and are known for accuracy, long-lasting durability and for providing valuable and timely flow measurement data.
•
water quality monitoring solutions, including optical sensing and electrochemical instruments that provide real-time, on-demand data parameters.
•
high frequency pressure and acoustic leak detection hardware that provide real-time monitoring data.
•
remote sewer monitoring solutions to aid in predicting, detecting and preventing sewer overflow spills and lift station solutions for monitoring and control.

The Company’s broad range of communication solutions include the ORION® branded family of radio endpoints, along with remote telemetry units providing customers with a choice of industry-leading options for communicating data from hardware into use-specific software applications.

The Company’s hardware-enabled software solutions provide insights and analytics critical to the holistic management of our customers’ water systems. These digital solutions increase visibility, empowering customers to monitor system performance and make decisions aiding efficiency, resiliency, and sustainability.

The Company also provides training, project management, technical support and other collaborative services for customers. This support is becoming increasingly critical as customers strive to extract maximum value from their deployed technology investments while managing workforce demographic changes, infrastructure upgrades, and water loss management, among other operating challenges.

The Company’s solutions fall into two product lines:

•
Utility Water - sales of meters, water quality and sewer monitoring sensors and other hardware, communication, and software and related technologies, to water utilities.
•
Flow Instrumentation - sales of meters, other sensing instruments, valves, software and other solutions to commercial and industrial customers, including water-related applications.

Utility Water Product Line (approximately 89% of Net Sales in 2025)

Utility water smart metering solutions are comprised of water meters along with the connected radio endpoints and software technologies and services used by water utilities as the basis for generating their water and wastewater revenues, enabling operating efficiencies and engaging with their end consumers. This product line further comprises other instruments and sensors used in the water distribution and collection system to ensure the safe and efficient treatment, delivery and return of water. These sensors are used to detect leaks, monitor various water quality parameters throughout the distribution system and treatment process, and monitor, detect and prevent sewer overflow spills. The largest geographic market in which the Company operates is North America, primarily the United States.

Utility water meters (both residential and commercial sizes) are generally classified as either manually-read meters or remotely read meters via radio technology. A manually read meter consists of a water meter and a register that provides a visual totalized meter reading. Meters equipped with radio technology (endpoints) receive flow measurement data from battery-powered encoder registers attached to the water meter, which is encrypted and transmitted via radio frequency to a receiver that collects and formats the data appropriately for water utility usage and billing systems. These remotely read systems are classified as either automatic meter reading (AMR) systems, where a vehicle equipped for meter reading purposes collects the data from the utilities’ meters, or advanced metering infrastructure (AMI) systems, where data is gathered utilizing a network (either fixed or cellular) of data collectors or gateway receivers that are able to receive radio data transmission from the utilities’ meters. Among other benefits, AMI systems eliminate the need for utility personnel to drive through service territories to collect data from the meters and provide utilities with more frequent and diverse data from their meters at specified intervals.

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

Information, analytics and visualization are critical to the smart water ecosystem. The Company’s BEACON® Software as a Service (SaaS), amongst others, improves utility visibility to their water and water usage. BEACON is a secure, cloud-hosted software suite that includes customizable dashboards and established alerts for specific conditions. It also enables the deployment of consumer engagement tools that permit end water users (such as homeowners) to view and manage their water usage activity. Benefits to the utility include improved customer service, increased visibility through faster leak detection, the ability to promote and quantify the effects of its water conservation efforts, and easier compliance reporting.

Water meter replacement and the adoption and deployment of new technologies comprise the majority of smart water product sales, including radio products. Housing starts have only a minimal impact on annual sales. The industry continues to undergo a conversion from manually read water meters to meters with radio technology, and for AMR systems to be upgraded to digital AMI solutions. The Company estimates that approximately 40% of water meters installed in the United States have been converted to AMI systems.

In addition, the Company provides various other hardware, instruments and sensors, and related software, to enhance the scope and breadth of connected data valuable to a water utility's operation. This includes water quality monitoring solutions utilizing optical sensors and electrochemical instruments that measure a variety of parameters including turbidity, pH, chlorine, nitrates and approximately 40 others. Utilizing these solutions, water quality can be monitored continually or periodically throughout the network from its original source to the point in which it is recycled and returned. Real-time water quality parameters enhance the scope of actionable data for water utilities to improve operational security, awareness and efficiency. The Company's solutions also include high frequency pressure and leak detection sensors that provide real-time alarms and event location triangulation to aid operators in responding to burst pipe and other leak events quickly, reducing water loss and system downtime. Additional solutions include sewer and lift station monitoring sensors to measure sewer and hydrogen sulfide levels. The resulting data is provided real time, allowing utilities to initiate actions to prevent sewer overflows, reduce sewer odor and optimize cleanings, while managing resources and costs. The data and insights collected from these additional operational sensors are often conveyed by cellular or satellite networks and can be leveraged alongside the metering data within BEACON or other software platforms to unlock powerful insights about the operations of a customer's distribution and collection network.

The Company’s net sales and corresponding net earnings depend on unit volume and product mix, with the Company generally earning higher average selling prices and margins on meters coupled with radio technology, software, water quality monitoring, sewer line and lift station monitoring and on ultrasonic compared to mechanical meters.

Flow Instrumentation Product Line (approximately 11% of Net Sales in 2025)

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

Customers and Competition

The Company's products are sold throughout the world through employees, resellers and representatives, with utility water sales largely facilitated via a direct salesforce and regional distributors, and flow instrumentation sales largely via representatives and distributors. No single customer accounts for more than 10% of the Company's sales.

Competitors in the utility water product line vary based on specific hardware, communication and/or software elements. Across the Company's BlueEdge suite of offerings, organizations such as Sensus (Xylem Inc.), Neptune (Roper Technologies, Inc.), Hach (Veralto Corp.), Itron Inc., Aclara (Hubbell Inc.), Mueller Water Products Inc., Kamstrup and others have select elements of competitive hardware, communication and/or software solutions.

A number of the Company's competitors in certain markets have greater financial resources than the Company. The Company, however, believes it currently provides the leading technologies that span the full water cycle. As a result of significant research and development activities, along with first-mover technology advancement, the Company enjoys favorable patent positions and trade secret protections for several of its technologies, products and processes.

There are many competitors in the flow instrumentation markets due to the various end markets and applications served. They include, among others, Emerson Electric Company, Krohne Messtechnik GmbH, Endress+Hauser AG, Yokogawa Electric Corporation and Cameron International. With a broad portfolio of meter technologies, the Company is well positioned to compete in niche, specialized applications primarily focused on water/wastewater, HVAC and corporate sustainability.

Raw Materials and Components

Raw materials used in the manufacture of the Company's products include purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel, cast iron and bismuth), plastic resins, glass, microprocessors and other electronic subassemblies, and components. There are multiple sources for these raw materials and components, but the Company relies on single suppliers for certain brass castings, resins and electronic subassemblies. The Company believes these items would be available from other sources, but that the loss of certain suppliers may result in a higher cost of materials, delivery delays, short-term increases in inventory and higher quality control costs. The Company carries business interruption insurance generally. The Company's purchases of raw materials are based on production schedules, and as a result, inventory on hand is generally not exposed to price fluctuations. World commodity markets, tariffs, and currency exchange rates may also affect the prices of material purchased in the future. The Company does not hold significant amounts of precious metals.

Research and Development

Expenditures for research and development activities related to development of new products, the improvement of existing products and manufacturing process improvements were $21.6 million in 2025, $19.2 million in 2024 and $19.0 million in 2023. Research and development activities are primarily sponsored by the Company. The Company also engages from time to time in joint research and development with other companies and organizations.

Intangible Assets

The Company owns or controls several trade secrets and many patents, trademarks and trade names in the United States and other countries that relate to its products and technologies. No single patent, trademark, trade name or trade secret is material to the Company's business as a whole.

Environmental Protection

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance control provisions and regulations during 2025, 2024 and 2023 were not material.

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

There are currently no legislative or administrative regulations pending which we anticipate will have a substantial adverse impact on the Company's revenues, earnings or cash flows. However, if new or amended laws or regulations impose significant operational restrictions and compliance requirements upon the Company or its products, the Company's business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted. Refer to Part I, Item 1A. “Risk Factors” of this 2025 Annual Report on Form 10-K for further information.

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

The Company and its subsidiaries employed 2,477 persons at December 31, 2025. There are 108 employees covered by a collective bargaining agreement with District 10 of the International Association of Machinists. The Company currently operates under a three-year contract with the union, which expires on October 31, 2028. The Company believes it has good relations with the union and its employees.

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
•
Our regrettable turnover decreased to 5.7% in 2025, compared to 6.6% in 2024, and 8.3% in 2023. A stabilizing labor market in the U.S. was the primary driver of the decrease.
•
We completed our fifth annual global employee engagement survey in 2025, with over 95% of all global employees voluntarily participating. The 2025 survey showed improvement in many areas, as a result of our targeted engagement action plan and commitment to continuous improvement. We will continue to utilize feedback received from the survey to identify meaningful actions targeted at fostering improvement in employee engagement, including pulse surveys to monitor effectiveness of action plans.

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
•
The following provides the percentage of certain employee demographic details aligned with the Sustainability Accounting Standards Board (SASB) and the Global Reporting Initiative (GRI) reporting frameworks:

	2025	2024
Females in the workforce, globally	39%	40%
Female representation in management, globally	30%	30%
Female representation in manufacturing, globally	49%	50%
Female representation on the Board of Directors	33%	33%
Minorities in the U.S. workforce	32%	32%
Minority representation in U.S. management	17%	15%
Minority representation in U.S. manufacturing	61%	58%

Employee Rights, Health and Safety. The safety and health of our employees is a top priority. In addition to on-the-job safety, we take a holistic view of employee health and well-being, including our multifaceted wellness program, B|Well, which focuses on employee physical, mental and financial well-being.

•
Safety, as measured by our global Total Case Incident Rate (TCIR), was 0.63 in 2025, compared to 0.43 in 2024, and 0.40 in 2023. Our goal is zero. While we are proud of our performance in 2025, most notably in relation to industry averages, we recognize there is more work to be done.
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

Information about the Company’s Executive Officers

The following table sets forth certain information regarding the Executive Officers of the Registrant.

Name	Position	Age at 2/28/2026
Kenneth C. Bockhorst	Chairman, President and Chief Executive Officer	53
Fred J. Begale	Vice President — Utility New Product Development	61
William R. A. Bergum	Vice President — General Counsel and Secretary	61
Edward F. Callahan	Vice President — Engineering	50
Sheryl L. Hopkins	Vice President — Human Resources	58
Richard Htwe	Vice President — Global Operations	59
Kimberly K. Stoll	Vice President — Customer Support and General Manager — SmartCover	59
Matthew L. Stuyvenberg	Executive Vice President — SaaS, Global Commercial and International Utility	43
Christina M. Tarantino	Vice President — Controller	40
Daniel R. Weltzien	Vice President — Chief Financial Officer and Treasurer	47
Robert A. Wrocklage	Executive Vice President — North America Municipal Utility	47

There are no family relationships between any of the executive officers. Officers are elected annually at the first meeting of the Board of Directors (the Board) held after each annual meeting of the shareholders. Each officer holds office until his or her successor has been elected or until his or her death, resignation or removal. There is no arrangement or understanding between any executive officer and any other person pursuant to which he or she was elected as an officer.

Mr. Bockhorst has served as Chairman, President and Chief Executive Officer for more than five years.

Mr. Begale has served as Vice President – Engineering for more than five years and was elected to Vice President — Utility New Product Development in January 2026.

Mr. Bergum has served as Vice President – General Counsel and Secretary for more than five years.

Mr. Callahan was elected Vice President – Engineering in January 2026. Prior to joining the Company, Mr. Callahan served as Senior Director - Global Engineering for BW Converting Technologies at Barry-Wehmiller from July 2021 to December 2025 and Director - Connected Aircraft Solutions for Astronautics Corporation of America from July 2018 to June 2021. Previously, he held roles of increasing responsibility at EMTEQ Inc., and Ingersoll-Rand.

Ms. Hopkins has served as Vice President – Human Resources for more than five years.

Mr. Htwe was elected Vice President – Global Operations in January 2023. Prior to joining the Company, Mr. Htwe served as Vice President of Global Operations for Emerson Commercial and Residential Solutions for its InSinkErator business unit from January 2022 to December 2022 and Vice President of Operations for Wahl Clipper Corporation from March 2013 to December 2021. Previously, he held roles of increasing responsibility at Oshkosh Corporation.

Ms. Stoll has served as Vice President – Sales and Marketing for more than five years and was elected to Vice President – Customer Support and General Manager — SmartCover in January 2026.

Mr. Stuyvenberg was elected Vice President – Water Quality in January 2022, Vice President — Software and Water Quality in January 2023, Vice President — SaaS, Global Commercial and International Utility in September 2024 and Executive Vice President - SaaS, Global Commercial and International Utility in January 2026. Mr. Stuyvenberg joined Badger Meter in April 2007 as Mechanical Engineer of Applied Research and has since held roles of increasing responsibility, including Manager of Mechanical Engineering and Director of Utility Engineering.

Ms. Tarantino was elected Vice President – Controller in January 2026. Ms. Tarantino joined Badger Meter in March 2022 as Director – Accounting and Financial Reporting through January 2025 and then served as Senior Director – Accounting. Prior to joining the Company, Ms. Tarantino served as Controller at Gehl Foods, LLC from March 2019 to February 2022 and spent 5 years at Techniplas, LLC, holding various roles of increasing responsibility, including Director of Finance.

Mr. Weltzien has served as Vice President – Controller for more than five years and was elected Vice President — Chief Financial Officer and Treasurer in January 2026.

Mr. Wrocklage has served as Senior Vice President – Chief Financial Officer for more than five years and was elected Executive Vice President – North America Municipal Utility in January 2026.

Foreign Operations and Export Sales

The Company sells its products and software through employees, resellers and representatives throughout the world. Additionally, the Company has sales, distribution and manufacturing facilities in Neuffen, Germany and Vienna, Austria; sales and customer service offices in Mexico, United Kingdom, Singapore, China, Denmark, United Arab Emirates and other similar locations throughout the world; manufacturing facilities in Nogales, Mexico, Brno, Czech Republic and Bern, Switzerland; and a development facility in Luleå, Sweden. The Company exports products from the United States that are manufactured in Milwaukee, Wisconsin, Racine, Wisconsin, Tulsa, Oklahoma, Collegeville, Pennsylvania, and Melbourne, Florida.

Information about the Company's foreign operations and export sales is included in Note 9 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2025 Annual Report on Form 10-K.

Financial Information about Industry Segments

The Company operates in one industry segment as an innovator, manufacturer and marketer of products incorporating flow measurement, quality, control and communication solutions. Information about the Company's sales, operating earnings and assets is included in the Consolidated Financial Statements and in Note 9 “Industry Segment and Geographic Areas” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2025 Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS

Shareholders, potential investors and other readers are urged to consider the significant business risks described below in addition to the other information set forth or incorporated by reference in this 2025 Annual Report on Form 10-K, including the “Special Note Regarding Forward Looking Statements” at the front of this 2025 Annual Report on Form 10-K. If any of the events contemplated by the following risks actually occur, our financial condition or results of operations could be materially adversely affected. The following list of risk factors may not be exhaustive. We operate in a continually changing business, economic and geopolitical environment, and new risk factors may emerge from time to time. We can neither predict these new risk factors with certainty nor assess the precise impact, if any, on our business, or the extent to which any factor, or combination of factors, may adversely impact our financial condition or results of operations.

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

We are affected by the availability and prices for raw materials and component parts, including purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel, cast iron and bismuth), plastic resins, microprocessors and other electronic subassemblies, and components that are used in the manufacturing process. Further, supply chain disruptions and challenges may be caused by a number of factors affecting our suppliers, including, but not limited to, capacity constraints, port congestion, labor disputes or unrest, labor shortages and costs, economic downturns, availability of credit, a high interest rate environment, impaired financial condition, tariffs or other trade barriers, energy inflation/availability and geopolitical risks. The effects of climate change, including extreme weather events, may exacerbate these risks.

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

The extent to which future pandemics impact our business operations in future periods will depend on multiple factors that cannot be accurately predicted at this time, such as the duration and scope of any pandemic, the extent and effectiveness of containment actions, the disruption caused by such actions, and the impact of these and other factors on our employees, suppliers and customers. If we are not able to respond to and manage the impact of such events effectively, we could experience a material adverse effect on our business, results of operations and overall financial performance.

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

We may be affected by adjustments to economic and trade policies, such as taxation, changes to or withdrawal from international trade agreements, or the like, when countries where we produce or sell our products change leadership or economic policies. The cancelation or significant modification of the United States - Mexico - Canada Agreement (USMCA) could lead to an increase in tariff costs and other supply chain disruptions. These types of changes, as well as any related regulatory changes, could significantly increase our costs and adversely affect our profitability and financial condition.

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

Refer to Part I, Item 1A. “Risk Factors” of this 2025 Annual Report on Form 10-K for further information about the Company's overall ERM process.

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

The VP-CFO, VP-Controller and VP-General Counsel are explicitly informed by the Director of Information Systems, internal security team and Managed Security Service Provider (MSSP) of incidents and periodically updated on the investigation progress and impact of the incident. Management also receives explicit monthly summaries on all incidents. Material incidents are summarized at an annual management review meeting.

Internal IS management has the following certifications: Certified Information Systems Security Professional (CISSP), Certified Information Systems Auditor (CISA), GIAC Certified Forensic Examiner (GCFE), Cloud Forensics Responder (GCFR), GIAC Advanced Smartphone Forensics (GASF), GIAC Network Forensic Analyst (GNFA), GIAC Certified Forensic Analyst (GCFA), GIAC Reverse Engineering Malware (GREM), Certified Cloud Security Professional (CCSP), Magnet Certified Forensic Examiner, BBA Information Technology Emphasis Security, and CompTIA Security+.

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

ITEM 2. PROPERTIES

The Company has sales, development, distribution and manufacturing facilities and customer service offices as noted in Part I, Item 1 of this 2025 Annual Report on Form 10-K under the heading “Foreign Operations and Export Sales.” The principal facilities utilized by the Company at December 31, 2025 are listed below. The Company owns all such facilities except as noted. The Company believes that its facilities are generally well maintained and have sufficient capacity for its current needs.

Location	Principal Use	Approximate area (square feet)
Milwaukee, Wisconsin, USA	Manufacturing and offices	324,200
Racine, Wisconsin, USA	Manufacturing and offices	134,300	(1)
Nogales, Mexico	Manufacturing	181,300

(1)
Leased facility. Lease term expires December 31, 2030, with a five year extension option.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company is named in legal proceedings from time to time. There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations. Information about the Company's compliance with environmental regulations is included in Part I, Item 1 of this 2025 Annual Report on Form 10-K under the heading “Environmental Protection.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the New York Stock Exchange (NYSE Trading Symbol: BMI). At January 31, 2026, there were approximately 546 holders of the Company’s Common Stock. Other information required by this Item is set forth in Note 2 “Common Stock” and Note 10 “Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

The following graph compares on a cumulative basis the yearly percentage change since January 1, 2021 in (a) the total shareholder return on the Company’s Common Stock with (b) the total return on the Russell 2000® Index, and (c) the total return of the peer group made up of 17 companies, including the Company, in similar industries, employment markets and with similar market capitalization. The Russell 2000® Index is a trademark of the Frank Russell Company, and is used herein for comparative purposes in accordance with Securities and Exchange Commission regulations.

The graph assumes $100 invested on December 31, 2020. It further assumes the reinvestment of dividends. The returns of each component company in the peer groups have been weighted based on such company's relative market capitalization.

December 31		2020	2021	2022	2023	2024	2025
Badger Meter, Inc.	Return %		14.12%	3.21%	42.56%	38.26%	-17.18%
	Cumulative $	$ 100.00	$ 114.12	$ 117.79	$ 167.92	$ 232.17	$ 192.28
Russell 2000 Index	Return %		14.82%	-20.44%	16.93%	11.54%	12.81%
	Cumulative $	$ 100.00	$ 114.82	$ 91.35	$ 106.82	$ 119.14	$ 134.40
Peer Group	Return %		22.73%	-22.26%	31.75%	22.83%	15.19%
	Cumulative $	$ 100.00	$ 122.73	$ 95.41	$ 125.71	$ 154.41	$ 177.87

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

In February 2023, the Board authorized the repurchase of up to 200,000 shares of the Company’s Common Stock through February 2026. In November 2025, the Board authorized the repurchase of up to $75 million of the Company's Common Stock through November 2028, superseding the previous share repurchase authorization of 200,000 shares. The following table provides information about the Company's purchases under this repurchase program during the quarter ended December 31, 2025 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum number of shares that may yet be purchased under the program	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)

October 1, 2025 - October 31, 2025	27,548	$181.50	27,548	172,452	*
November 1, 2025 - November 30, 2025	54,900	$182.15	82,448	117,552	*
December 1, 2025 - December 31, 2025	-	$-	-	*	$75,000
Total as of December 31, 2025	82,448		109,996		$75,000

* Share repurchase authorization of 200,000 shares was utilized through November 2025 and was then replaced with the new authorization of $75 million through November 2028. Future share repurchases will be tracked against the $75 million authorization value.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Long Term Business Trends

Significant infrastructure investment needs, aging workforce, increasing regulations and a focus on climate change and sustainability are driving companies and utilities to better manage critical resources like water across the globe. Some customers measure fluids to identify leaks and/or misappropriation for cost control or add measurement points to automate manufacturing. Other customers employ measurement to comply with government mandates and laws including those associated with process and discharge water quality monitoring. The Company provides flow measurement technology critical to providing baseline usage data and to quantify reductions as customers attempt to reduce consumption. For example, once water usage metrics are better understood, a strategy for water-use reduction can be developed with specific water-reduction initiatives targeted to those areas where it is most viable. With the Company’s technology, customers have found costly leaks, pinpointed equipment in need of repair, and identified areas for process improvements.

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

Our BlueEdge tailorable smart water solutions provide actionable information through data analytics derived from an interconnected and interoperable network of sensors and devices that enable people and organizations to efficiently use and conserve water. Badger Meter is well positioned to benefit from the adoption of smart water solutions. Our strong relationships with telecommunication providers such as AT&T and Verizon (among others) allows us to stay abreast of emerging cellular technology changes to provide the premier infrastructure-free AMI solution.

Revenue and Product Mix

As the water industry continues to evolve, the Company has been at the forefront of innovation across measurement hardware (metering, water quality, pressure sensors, sewer monitoring, etc.) and communication and software technologies in order to meet its customers’ increasing expectations for accurate and actionable data and insights. As technologies such as ORION Cellular and BEACON digital solutions have become more widely adopted, the Company’s revenue from SaaS has increased significantly and is margin accretive.

The Company also seeks opportunities for additional revenue enhancement. For instance, the Company has made inroads into select regional markets outside the U.S. such as the Middle East, U.K. and others with our BlueEdge offering. The Company sometimes oversees and supervises field installation of its products and provides training and other services for certain customers. Strategic mergers and acquisitions are another avenue for profitable sales growth.

Current Business Trends - Tariffs

In 2025, the U.S. government implemented a series of trade tariffs on goods imported into the U.S. from various countries. In many cases, these tariffs resulted in reciprocal tariffs and other actions on goods being exported from the U.S. These associated tariffs are complex and continue to evolve as negotiations occur. We evaluate the impact of global tariffs and trade restrictions on our business and operations and leverage our manufacturing footprint, when possible, through the use of the USMCA trade agreement to minimize impact. Additionally, we have enacted certain price increases to offset tariff costs that we are not able to mitigate. As the global economic environment, trade and tariff negotiations continue to evolve, the Company will continue to evaluate the exposure and work to mitigate these costs.

Acquisitions

Effective January 30, 2025, the Company acquired 100% of the outstanding stock of Hadronex, Inc, a Delaware Corporation d/b/a SmartCover® Systems (SmartCover), headquartered in Escondido, California. SmartCover is a provider of sewer line and lift station monitoring solutions.

The total purchase consideration for SmartCover, net of cash acquired, was $184.0 million, following the net working capital adjustment of $0.9 million. The Company's allocation of the purchase price at December 31, 2025 included $6.6 million of receivables, $4.5 million of inventories, $4.8 million of other assets, $59.6 million of developed technology intangible assets, $26.0 million of other intangible assets and $118.3 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 12 to 20 years. The Company also assumed $1.6 million of payables, $18.3 million of net deferred income tax liabilities, $12.2 million of deferred revenue and $3.7 million of other liabilities as part of the acquisition. The allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition.

As of December 31, 2025, the Company had completed its analysis for estimating the fair value of the net assets acquired. Revenue associated with SmartCover for the eleven months ended December 31, 2025 was $39.7 million. SmartCover is reported within the utility water product line and the Company will continue to operate under a single segment. This acquisition is further described in Note 3 “Acquisitions” in the Notes to Consolidated Financial Statements.

Effective January 1, 2024, the Company acquired select remote water monitoring hardware and software, inclusive of the Telog® product line and Unity Remote Monitoring software as a service (the Telog/Unity Assets). The total purchase consideration for the Telog/Unity Assets was $3.0 million in cash.

As of December 31, 2024, the Company had completed its analysis for estimating the fair value of the assets acquired with no additional adjustments. This acquisition is further described in Note 3 “Acquisitions” in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Sales

Net sales in 2025 increased $90.1 million, or 10.9%, to $916.7 million from $826.6 million in 2024. Sales into the utility water market were $816.1 million, an increase of 12.5% over the prior year’s $725.5 million. The increase in utility water sales reflected the ongoing customer adoption of the Company's broad suite of digital smart water solutions, including ultrasonic meters, ORION Cellular endpoints, water quality products and BEACON SaaS, as well as revenue associated with the acquisition of SmartCover of $39.7 million. Sales of products into the global flow instrumentation end markets were $100.6 million, a decrease of 0.5% from the prior year’s $101.1 million due to modest growth across the water-focused end markets, offset by declines in de-emphasized applications.

Net sales in 2024 increased $123.0 million, or 17.5%, to $826.6 million from $703.6 million in 2023. Sales into the utility water market were $725.5 million, an increase of 20.3% over the prior year’s $603.1 million. The increase in utility water sales reflected strong growth across the Company's suite of smart water solutions, led by cellular AMI adoption, including mechanical and ultrasonic meters, ORION Cellular endpoints, and BEACON SaaS. Sales of products into the global flow instrumentation end markets were $101.1 million, 0.6% higher than the prior year’s $100.5 million due to modest growth across the water-focused end markets, offset by slight declines in de-emphasized general industrial markets.

Operating Earnings

Operating earnings in 2025 were $183.4 million, or 20.0% of sales, compared to $157.9 million, or 19.1% of sales, in 2024. Gross margin dollars increased $52.9 million due to higher net sales, with gross margin as a percent of sales increasing from 39.8% in 2024 to 41.7% in 2025. The gross margin improvement was due to favorable product mix, driven by sales growth in ultrasonic meters, ORION Cellular radios, water quality products and SmartCover. Selling, engineering and administration (SEA) expenses were $198.6 million or 21.7% of sales in 2025 compared to $171.2 million or 20.7% of sales in the prior year. The increase in SEA expenses year-over-year included $19.4 million for SmartCover, including $5.8 million of acquired intangible asset amortization. Excluding the impact of SmartCover, SEA increased $8.0 million from higher personnel costs, including salaries and incentive compensation.

Operating earnings in 2024 were $157.9 million, or 19.1% of sales, compared to $118.0 million, or 16.8% of sales, in 2023. Gross margin dollars increased $52.7 million due to higher net sales, with gross margin as a percent of sales increasing from 39.3% in 2023 to 39.8% in 2024. The gross margin improvement was due to higher volumes and favorable product and customer sales mix. SEA expenses were $171.2 million or 20.7% of sales in 2024 compared to $158.4 million or 22.5% of sales in the prior year. The increase in SEA expenses year-over-year was due to higher personnel costs, including headcount, salaries and incentive compensation, as well as professional fees associated with acquisition-related activities.

Interest Income, Net

Net interest income was $5.1 million in 2025, $8.6 million in 2024 and $4.0 million in 2023. The decrease in interest income in 2025 was due to the deployment of $184.0 million of cash associated with the SmartCover acquisition. The increase in interest income in 2024 and 2023 was due to increase in cash balances.

Income Taxes

There were no significant variations in the provision for income taxes as a percentage of earnings before income taxes which were 24.9%, 25.0% and 24.1% for 2025, 2024 and 2023, respectively.

Earnings and Diluted Earnings per Share

For 2025, the increase in operating earnings resulted in net earnings of $141.6 million compared to $124.9 million in 2024. On a diluted basis, earnings per share were $4.79 in 2025 compared to $4.23 in 2024.

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

Primary Working Capital

We use primary working capital (PWC) as a percentage of sales as a key metric for working capital efficiency. We define this metric as the sum of receivables and inventories less payables, divided by the last 12 months net sales. The following table shows the components of our PWC:

	December 31, 2025		December 31, 2024
	$	PWC%	$	PWC%
	(In thousands)
Receivables	$112,356	12.3%	$84,325	10.2%
Inventories	151,935	16.5%	143,408	17.3%
Payables	(72,299)	-7.9%	(55,659)	-6.7%
Primary Working Capital	$191,992	20.9%	$172,074	20.8%

Overall, PWC increased $19.9 million compared to the previous year-end. Receivables at December 31, 2025 were $112.4 million compared to $84.3 million at the end of 2024, an increase of $28.0 million due to the addition of SmartCover and timing of shipments within the fourth quarter. The Company believes its receivables balance is fully collectible. Inventories at December 31, 2025 were $151.9 million compared to $143.4 million at the end of 2024. Inventory increased $8.5 million, due to increased commodity costs, timing of inventory receipts and the acquisition of SmartCover. Payables at December 31, 2025 were $72.3 million compared to $55.7 million at the end of 2024. The increase was due to the increased inventory balance and the timing of payments relative to year end.

Cash Provided by Operations

Cash provided by operations in 2025 was $183.7 million compared to $155.0 million in 2024. The increase from 2024 was driven primarily by increased operating earnings. Operating cash flow and cash on hand were more than adequate to fund acquisitions of $184.0 million, capital expenditures of $14.0 million and dividends of $43.5 million in 2025.

Cash provided by operations in 2024 was $155.0 million compared to $110.1 million in 2023. The increase from 2023 was driven primarily by increased operating earnings and working capital management. Operating cash flow was more than adequate to fund acquisitions of $3.0 million, capital expenditures of $12.8 million and dividends of $35.8 million in 2024.

Capital expenditures were $14.0 million, $12.8 million and $12.0 million in fiscal 2025, 2024 and 2023, respectively. Capital expenditures for fiscal 2026 are expected to be in the $15.0-19.0 million range, but could vary depending on timing of projects, growth opportunities and the amount of assets purchased.

The Company had no borrowings as of the end of 2025 or 2024. At the end of 2025, the Company was in a net cash position of $226.0 million.

The Company’s financial condition remains strong. On July 8, 2021, the Company entered into a new credit agreement, with a maturity date of July 8, 2026. The credit agreement includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company’s financial flexibility including an increase feature, acquisition holiday and favorable financial covenants. The Company was in compliance with all covenants as of December 31, 2025. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $154.7 million of unused credit lines available at December 31, 2025.

CONTRACTUAL OBLIGATIONS

The Company's significant contractual obligations as of December 31, 2025 are discussed in Note 12 “Leases” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2025 Annual Report on Form 10-K. There are no material undisclosed guarantees. As of December 31, 2025, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days. The Company also has long-term obligations related to its postretirement plans which are discussed in detail in Note 7 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2025 Annual Report on Form 10-K. Postretirement medical claims are paid by the Company as they are submitted, and they are anticipated to be $0.2 million in 2026 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

We believe the following accounting estimates are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management. Accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Refer to Note 1 "Basis of Presentation and Accounting Policies" in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2025 Annual Report on Form 10-K for information regarding our significant accounting policies.

Warranty and After-Sale Costs

Our products carry warranties that generally range from one to twenty years and are based on terms that are generally accepted in the market. We provide for the estimated cost of product warranty at the time of sale. The product warranty provision is estimated based upon warranty loss experience using actual historical failure rates and estimated costs of product replacement. The variables used in the calculation of the provision are reviewed throughout the year. At times, warranty issues may arise which are beyond the scope of our historical experience. We provide for any such warranty issues as they become known and estimable. The introduction of additional technology, such as our ORION cellular radios, electronic meters and registration, have generally caused our annual warranty claims rates to increase over time. While our warranty costs have historically been within calculated estimates, it is possible that future warranty costs could differ significantly from those estimates. At December 31, 2025 and 2024, our reserve for product warranties was $21.6 million and $16.7 million, respectively.

Income Taxes

The Company operates in numerous taxing jurisdictions and is subject to regular examinations by U.S. federal, state and non-U.S. taxing authorities. Our income tax provision for income taxes is based on the interpretation of applicable taxing laws in the jurisdictions in which we conduct business. Due to the ambiguity of tax laws within each jurisdiction, the judgment involved in evaluating and estimating certain tax positions, and how these estimates impact other taxing considerations, it is possible that our income tax positions could differ from actual payments made or benefits received. The Company annually reviews all uncertain tax positions, which represent tax positions taken that are subject to varied interpretations of applicable tax law. The gross accrued liability for unrecognized tax benefits was $1.3 million and $1.2 million, as of December 31, 2025 and 2024, respectively. Interest is accrued on all unrecognized tax benefits and recorded as interest expense and penalties are recorded as operating expenses in the Consolidated Statements of Operations. Accrued interest was approximately $0.2 million and $0.1 million as of December 31, 2025 and 2024, respectively, and there were no penalties accrued in either year.

The Company recognizes deferred tax assets and liabilities for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company establishes valuation allowances against certain deferred tax assets that are not likely to be realized. The Company recorded valuation allowances of $3.2 million and $3.3 million as of December 31, 2025 and 2024, respectively. The valuation allowance relates primarily to foreign net operating loss carryforwards.

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

We completed our impairment analysis for goodwill and intangible assets in the fourth quarter for the year ended December 31, 2025. No impairment was noted and no adjustments were recorded to goodwill or intangible assets as a result of this analysis.

Business Combinations

Estimating the fair value of acquired long-lived assets and liabilities as part of a business combination requires the use of significant judgment and estimates. These estimates are often calculated using valuation models which leverage historical results and forecast assumptions, which are driven by business and market expectations. Forecasted results, including future revenue growth and profit margins, are scrutinized for reasonableness based on known inputs at the time of model creation, but actual results could vary significantly from these estimates. The Company utilizes third party valuation specialists for certain business combinations to assist in the valuation of these long-lived assets and liabilities, with significant focus on purchase price allocation between acquired intangible assets, such as developed technology, customer lists and tradenames. The valuation of identifiable intangible assets utilizes these historical and forecasted results, and utilizes complex valuation calculations, including the excess earnings and relief from royalty methods, and other judgmental assumptions, such as customer attrition and discount rates.

An initial purchase price allocation is calculated at the time of acquisition based on data obtained via due diligence and other sources to determine the fair value of acquired assets and assumed liabilities. These estimates are refined as additional information is obtained over the twelve months following acquisition, including asset appraisals and valuation reports, to ensure best estimates are utilized in calculating fair value and proper allocation of the purchase price.

Refer to Note 3 "Acquisitions" in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2025 Annual Report on Form 10-K for information regarding our recent business combinations.

OTHER MATTERS

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2025, 2024 and 2023 were not material.

See the “Special Note Regarding Forward Looking Statements” at the front of this Annual Report on Form 10-K and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of risks and uncertainties that could impact the Company's financial performance and results of operations.

MARKET RISKS

In the ordinary course of business, the Company is exposed to various market risks. The Company operates in an environment where competition varies from moderate to strong. The Company believes it currently provides the leading technology in water meters and radio systems for water utilities. A number of the Company's competitors in certain markets have greater financial resources. As the global water metering market continues to adopt static metering technology, the number of competitors in the North American market may increase. We believe new static metering market entrants lack brand recognition and product breadth and do not have the appropriate utility sales channels to meaningfully compete in the North American market. In addition, the market's level of acceptance of the Company's newer product offerings, including real-time water quality monitoring, sewer line monitoring and BEACON SaaS, may have a significant effect on the Company's results of operations. As a result of significant research and development activities, the Company enjoys favorable patent positions for several of its products.

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

Raw materials used in the manufacture of the Company's products include purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel, cast iron and bismuth), plastic resins, glass, microprocessors and other electronic subassemblies, and components. The Company does not hold significant amounts of precious metals. The price and availability of raw materials is influenced by economic and industry conditions, including supply and demand factors that are difficult to anticipate and cannot be controlled by the Company. Commodity risk is managed by keeping abreast of economic conditions and locking in purchase prices for quantities that correspond to the Company's forecasted usage.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is set forth in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in this 2025 Annual Report on Form 10-K.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, the Company's management believes that as of December 31, 2025 the Company's internal control over financial reporting was effective based on those criteria.

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

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Badger Meter, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Badger Meter, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Badger Meter, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 17, 2026, expressed an unqualified opinion thereon.

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

February 17, 2026

BADGER METER, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Badger Meter, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Badger Meter, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Warranty and After-Sale Costs Reserve
Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company estimates and records provisions for warranties and other after-sale costs. Warranty provisions are recorded in the period of sale, using historical claims data revised for recent trending and expectations to estimate future warranty costs. After-sale costs represent costs expected to be incurred related to specifically identified product issues as well as activities outside the written warranty policy and are estimated by the Company based on the individual facts and circumstances. The Company’s accrued current and long-term warranty liabilities were $8.5 million and $13.1 million, respectively, as of December 31, 2025, representing its best estimate of the expected warranty and after-sale costs.

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

Our substantive audit procedures included, among others, evaluating the significant assumptions discussed above and the accuracy and completeness of the underlying data used in management's warranty and after-sales costs reserve calculation. We evaluated the historical activity used to develop the lag calculation, including reviewing the data for any developing trends in the claims data, and considered the impact of product developments on the calculation. We assessed the historical accuracy of management's estimates by comparing the warranty and after-sale costs reserve in prior years to the actual claims paid in the subsequent years. We also tested an analysis which utilized historical claim amounts as a percentage of sales and compared the results of this to the Company’s reserve calculation. We evaluated the completeness of the reserve estimate for known warranty claims or product issues based on our review of after-sales costs and through inquiries of operational and executive management and evaluated whether specific product issues were appropriately considered in the determination of the warranty and after-sale costs reserve.

Accounting for Acquisitions – Valuation of Hadronex, Inc. Developed Technology Intangible Asset
Description of the Matter

As discussed in Note 3 to the consolidated financial statements, the Company completed its acquisition of Hadronex, Inc. (SmartCover) for total consideration of $184.0 million, net of cash acquired, resulting in the recording of goodwill and other intangibles, of which $59.6 million was allocated to the developed technology intangible asset. The other intangibles recorded were lesser in significance to the total consideration. The transaction was accounted for using the guidance under ASC 805, Business Combinations.

Auditing the Company's accounting for its acquisition of SmartCover was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of intangible assets, which principally consisted of developed technology. The significant estimation uncertainty was primarily due to the sensitivity of the fair value to underlying assumptions about the future performance of the acquired business. The Company valued the developed technology intangible asset using an income approach; specifically, the multi-period excess earnings model. The significant assumptions used to estimate the value of the developed technology intangible asset are projected revenue, projected EBITA margin, and discount rate. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company's controls over its accounting for acquisitions. For example, we tested controls over the estimation process supporting the measurement of the developed technology intangible asset, including management’s review of the significant assumptions used in the valuation model.

To test the estimated fair value of the developed technology intangible asset, our audit procedures included, among others, evaluating the Company's valuation methodology (i.e. the excess earnings model), testing the significant assumptions discussed above including the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We compared the significant assumptions to third-party industry projections, market and economic trends, the assumptions used by the Company to value similar assets in other acquisitions, as well as historical performance of the acquired business and other guideline companies within the same industry. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimate. We also performed a sensitivity analysis of the significant assumptions to evaluate the change in the estimated fair value of the developed technology intangible asset resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as Badger Meter, Inc.’s auditor since 1927.

Milwaukee, Wisconsin

February 17, 2026

BADGER METER, INC.

Consolidated Balance Sheets

	December 31,
	2025	2024
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$226,016	$295,305
Receivables, net of allowance for doubtful accounts	112,356	84,325
Inventories:
Finished goods	23,087	24,022
Work in process	29,244	36,705
Raw materials	99,604	82,681
Total inventories	151,935	143,408
Prepaid expenses and other current assets	16,770	17,078
Total current assets	507,077	540,116
Property, plant and equipment, at cost
Land and improvements	9,544	9,237
Building and improvements	74,956	71,526
Machinery and equipment	163,950	152,440
	248,450	233,203
Less accumulated depreciation	(168,814)	(158,943)
Net property, plant and equipment	79,636	74,260
Intangible assets, at cost less accumulated amortization	118,496	45,066
Other assets	18,653	12,676
Deferred income taxes	14,140	32,525
Goodwill	235,575	111,770
Total assets	$973,577	$816,413
Liabilities and Shareholders’ equity
Current liabilities:
Payables	$72,299	$55,659
Accrued compensation and employee benefits	37,619	34,912
Warranty and after-sale costs, current	8,466	7,283
Other current liabilities	32,332	20,351
Total current liabilities	150,716	118,205
Long-term deferred revenue	72,771	64,153
Deferred income taxes	3,477	3,652
Accrued non-pension postretirement benefits	2,499	3,033
Other accrued employee benefits	6,658	6,927
Warranty and after-sale costs, long-term	13,108	9,410
Other long-term liabilities	11,054	4,801
Commitments and contingencies (Note 6)
Total long-term liabilities	109,567	91,976
Shareholders’ equity:
Common stock, $1 par, authorized 80,000,000 shares, issued 37,221,098 shares in 2025 and 2024	37,221	37,221
Capital in excess of par value	75,290	65,819
Reinvested earnings	645,876	547,796
Accumulated other comprehensive income (loss)	6,474	(7,906)
Less: Treasury stock, at cost, 7,834,360 shares in 2025 and
7,810,158 shares in 2024	(51,567)	(36,698)
Total shareholders’ equity	713,294	606,232
Total liabilities and shareholders’ equity	$973,577	$816,413

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2025	2024	2023
	(In thousands except per share amounts)
Net sales	$916,663	$826,558	$703,592
Cost of sales	534,593	497,374	427,154
Gross margin	382,070	329,184	276,438
Selling, engineering and administration	198,649	171,248	158,389
Operating earnings	183,421	157,936	118,049
Interest income, net	(5,124)	(8,613)	(4,047)
Other pension and postretirement (income) costs	(112)	49	130
Earnings before income taxes	188,657	166,500	121,966
Provision for income taxes	47,023	41,558	29,368
Net earnings	$141,634	$124,942	$92,598
Earnings per share:
Basic	$4.82	$4.26	$3.16
Diluted	$4.79	$4.23	$3.14
Shares used in computation of earnings per share:
Basic	29,398	29,356	29,284
Impact of dilutive securities	171	178	172
Diluted	29,569	29,534	29,456

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2025	2024	2023
	(In thousands)
Net earnings	$141,634	$124,942	$92,598
Other comprehensive income (loss):
Foreign currency translation adjustments	13,907	(6,486)	4,411
Pension and postretirement benefits, net of tax	473	226	(74)
Comprehensive income	$156,014	$118,682	$96,935

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2025	2024	2023
	(In thousands)
Operating activities:
Net earnings	$141,634	$124,942	$92,598
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	11,103	11,103	10,937
Amortization	23,481	21,082	17,173
Deferred income taxes	(854)	(11,074)	(9,650)
Noncurrent employee benefits	136	(153)	(338)
Stock-based compensation expense	9,190	6,182	5,188
Changes in:
Receivables	(20,115)	(1,444)	(6,351)
Inventories	(987)	10,320	(32,467)
Payables	14,399	(12,161)	8,506
Prepaid expenses and other assets	(3,804)	(15,312)	(7,012)
Other liabilities	9,515	21,549	31,533
Total adjustments	42,064	30,092	17,519
Net cash provided by operations	183,698	155,034	110,117
Investing activities:
Property, plant and equipment expenditures	(14,026)	(12,818)	(12,003)
Acquisitions, net of cash acquired	(184,024)	(3,000)	(17,127)
Net cash used for investing activities	(198,050)	(15,818)	(29,130)
Financing activities:
Dividends paid	(43,529)	(35,847)	(29,052)
Proceeds from exercise of stock options	554	751	967
Repurchase of common stock for treasury stock	(15,002)	-	-
Net cash used for financing activities	(57,977)	(35,096)	(28,085)
Effect of foreign exchange rates on cash	3,040	(597)	828
(Decrease) increase in cash and cash equivalents	(69,289)	103,523	53,730
Cash and cash equivalents – beginning of period	295,305	191,782	138,052
Cash and cash equivalents – end of period	$226,016	$295,305	$191,782
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$48,753	$56,043	$38,934
Interest	-	-	-
Property, plant and equipment acquired through operating lease	5,526	2,297	830
Property, plant and equipment accrued and unpaid	-	364	450

See accompanying notes.

BADGER METER, INC.

Consolidated Statements of Shareholders’ Equity

	Years ended December 31,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Treasury stock (at cost)	Total
	(In thousands except per share amounts)
Balance, December 31, 2022	$37,221	$53,282	$395,155	$(5,983)	$(37,253)	$442,422
Net earnings	-	-	92,598	-	-	92,598
Pension and postretirement benefits (net of ($26) tax effect)	-	-	-	(74)	-	(74)
Foreign currency translation	-	-	-	4,411	-	4,411
Cash dividends of $0.99 per share	-	-	(29,034)	-	-	(29,034)
Stock options exercised	-	824	-	-	143	967
Stock-based compensation	-	5,188	-	-	-	5,188
Issuance of treasury stock (24 shares)	-	(109)	-	-	113	4
Balance, December 31, 2023	$37,221	$59,185	$458,719	$(1,646)	$(36,997)	$516,482
Net earnings	-	-	124,942	-	-	124,942
Pension and postretirement benefits (net of $76 tax effect)	-	-	-	226	-	226
Foreign currency translation	-	-	-	(6,486)	-	(6,486)
Cash dividends of $1.22 per share	-	-	(35,865)	-	-	(35,865)
Stock options exercised	-	646	-	-	105	751
Stock-based compensation	-	6,182	-	-	-	6,182
Issuance of treasury stock (41 shares)	-	(194)	-	-	194	-
Balance, December 31, 2024	$37,221	$65,819	$547,796	$(7,906)	$(36,698)	$606,232
Net earnings	-	-	141,634	-	-	141,634
Pension and postretirement benefits (net of $153 tax effect)	-	-	-	473	-	473
Foreign currency translation	-	-	-	13,907	-	13,907
Cash dividends of $1.48 per share	-	-	(43,554)	-	-	(43,554)
Stock options exercised	-	483	-	-	71	554
Stock-based compensation	-	9,190	-	-	-	9,190
Purchase of common stock for treasury stock (82 shares)	-	-	-	-	(15,142)	(15,142)
Issuance of treasury stock (43 shares)	-	(202)	-	-	202	-
Balance, December 31, 2025	$37,221	$75,290	$645,876	$6,474	$(51,567)	$713,294

* Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes.

BADGER METER, INC.

Notes to Consolidated Financial Statements

Note 1 Basis of Presentation and Accounting Policies

Profile

With more than a century of water technology innovation, Badger Meter is a global provider of industry leading water management solutions, with approximately 95% of net sales derived from water-related applications. Badger Meter's offerings, marketed as BlueEdge®, are comprised of a suite of tailorable solutions that connect water management technology, software and support services to deliver insights enabling the proactive management of water across the water cycle. These tailorable solutions encompass measurement and control hardware, connectivity and communication, data visualization and software-delivered actionable insights as well as ongoing support and expertise essential to optimize customers' operations and contribute to the sustainable use and protection of the world’s most precious resource.

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
•
remote sewer monitoring solutions to aid in predicting, detecting and preventing sewer overflow spills and lift station solutions for monitoring and control.

The Company’s broad range of communication solutions include the ORION® branded family of radio endpoints, along with remote telemetry units, providing customers with a choice of industry-leading options for communicating data from hardware into use-specific software applications.

The Company’s hardware-enabled software solutions provide insights and analytics critical to the holistic management of our customers’ water systems. These digital solutions increase visibility, empowering customers to monitor system performance and make decisions aiding efficiency, resiliency, and sustainability.

The Company also provides training, project management, technical support and other collaborative services for customers. This support is becoming increasingly critical as customers strive to extract maximum value from their deployed technology investments while managing workforce demographic changes, infrastructure upgrades, and water loss management, among other operating challenges.

The Company’s solutions fall into two product lines:

•
Utility Water - sales of meters, water quality and sewer monitoring sensors and other hardware, communication, and software and related technologies, to water utilities.
•
Flow Instrumentation - sales of meters, other sensing instruments, valves, software and other solutions to commercial and industrial customers, including water-related applications.

Utility water smart metering solutions are comprised of water meters along with the connected radio endpoints and software technologies and services used by water utilities as the basis for generating their water and wastewater revenues, enabling operating efficiencies and engaging with their end consumers. This product line further comprises other instruments and sensors used in the water distribution system to ensure the safe and efficient treatment, delivery and return of water. These sensors are used to detect leaks, monitor various water quality parameters throughout the distribution system and treatment process, and monitor, detect and prevent sewer overflow spills. The largest geographic market in which the Company operates is North America, primarily the United States.

The flow instrumentation product line primarily serves water applications throughout the broader industrial market, with both standard and customized solutions. This product line includes meters, valves and other sensing instruments sold worldwide to measure and control the quantity of fluids including water, air, steam, and other liquids and gases. These products, oftentimes leveraging the same technologies used in utility water, are used in a variety of industries and applications, with the Company’s primary market focus being water/wastewater, heating, ventilating and air conditioning (HVAC), and corporate sustainability. Flow instrumentation products are generally sold through manufacturers’ representatives and original equipment manufacturers as the primary flow measurement device within a product or system. Specialized communication protocols that control the entire flow measurement process and mandatory certifications drive these markets.

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

	Balance at beginning of year	Provision and reserve adjustments	Write-offs less recoveries	Balance at end of year
	(In thousands)
2025	$2,980	$(44)	$(449)	$2,487
2024	2,904	275	(199)	2,980
2023	1,179	1,862	(137)	2,904

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The Company estimates and records provisions for obsolete and excess inventories. Changes to the Company's obsolete and excess inventories reserve are as follows:

	Balance at beginning of year	Net additions charged to earnings	Disposals	Balance at end of year
	(In thousands)
2025	$8,485	$3,354	$(2,353)	$9,486
2024	6,874	4,023	(2,412)	8,485
2023	6,681	2,135	(1,942)	6,874

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets by the straight-line method. The estimated useful lives of assets are: for land improvements, 15 years; for buildings and improvements, 10 to 39 years; and for machinery and equipment, 3 to 20 years.

Capitalized Software and Hardware

Capitalized internal use software and hardware included in other assets in the Consolidated Balance Sheets were $3.7 million and $3.8 million at December 31, 2025 and 2024, respectively. These amounts are amortized on a straight-line basis over the estimated useful lives of the software and/or hardware, ranging from 1 to 5 years. Amortization expense recognized for the years ending December 31, 2025, 2024 and 2023 was $3.5 million, $3.4 million and $3.3 million, respectively.

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

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 20 years. The Company does not have any intangible assets deemed to have indefinite lives. Amortization expense was $14.7 million in 2025, $9.1 million in 2024 and $8.6 million in 2023. Amortization expense expected to be recognized is $14.4 million in 2026, $11.7 in 2027, $10.4 million in 2028, $9.9 million in 2029, $9.1 million in 2030 and $63.0 million thereafter. The carrying value and accumulated amortization by major class of intangible assets are as follows:

	December 31, 2025		December 31, 2024
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(In thousands)
Technologies	$115,176	$42,011	$62,451	$42,341
Intellectual property	7,773	2,379	6,463	1,583
Non-compete agreements	3,708	1,094	597	592
Licenses	650	612	650	595
Customer lists	6,694	5,544	8,092	6,382
Customer relationships	38,561	19,397	28,981	15,532
Trade names	26,863	9,892	15,097	10,240
Total intangibles	$199,425	$80,929	$122,331	$77,265

Goodwill

Goodwill is tested for impairment annually during the fourth quarter or more frequently if an event indicates that the goodwill might be impaired. Potential impairment is identified by comparing the fair value of a reporting unit with its carrying value. No adjustments were recorded to goodwill as a result of these tests during 2025, 2024 and 2023. Goodwill was $235.6 million at December 31, 2025 and $111.8 million at December 31, 2024. The change in goodwill from 2024 to 2025 resulted from currency translation adjustments of $5.5 million and the acquisition of SmartCover of $118.3 million. This acquisition is further described in Note 3 “Acquisitions”.

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

	Balance at beginning of year	Provision of acquired business	Net additions charged to earnings	Costs incurred	Balance at end of year
	(In thousands)
2025	$16,693	$607	$12,933	$(8,659)	$21,574
2024	11,102	69	$13,349	$(7,827)	16,693
2023	9,606	93	$9,759	$(8,356)	11,102

Research and Development

Research and development costs are charged to expense as incurred and amounted to $21.6 million in 2025, $19.2 million in 2024 and $19.0 million in 2023.

Healthcare

The Company estimates and records provisions for healthcare claims incurred but not reported, based on medical cost trend analysis, reviews of subsequent payments made and estimates of unbilled amounts.

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) at December 31, 2025 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$1,146	$(9,052)	$(7,906)
Other comprehensive income before reclassifications	-	13,907	13,907
Amounts reclassified from accumulated other comprehensive income, net of tax of $153	473	-	473
Net current period other comprehensive income, net of tax	473	13,907	14,380
Accumulated other comprehensive income	$1,619	$4,855	$6,474

Reclassifications out of accumulated other comprehensive income (loss) during 2025 were immaterial.

Components of accumulated other comprehensive income (loss) at December 31, 2024 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$920	$(2,566)	$(1,646)
Other comprehensive loss before reclassifications	-	(6,486)	(6,486)
Amounts reclassified from accumulated other comprehensive income, net of tax of $76	226	-	226
Net current period other comprehensive income (loss), net of tax	226	(6,486)	(6,260)
Accumulated other comprehensive income (loss)	$1,146	$(9,052)	$(7,906)

Reclassifications out of accumulated other comprehensive income (loss) during 2024 were immaterial.

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires additional disclosure associated with the effective tax rate reconciliation and payment of income taxes. The guidance is effective for fiscal years beginning after December 15, 2025 and can be applied on a prospective basis with the option to apply the standard retrospectively. The Company adopted ASU No. 2023-09 on December 31, 2025, applying the standard on a retrospective basis, the impact of which was not significant to the Company or its related disclosures.

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

In September 2025, the FASB issued ASU No. 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software," which removes the development stage requirements and implements a probable-to-complete recognition threshold associated with capitalization of internal use software costs. This guidance is effective for fiscal years beginning after December 15, 2027 and interim periods within those reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been made available for issuance. The Company is currently assessing the impact of this proposed changed on its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-scope improvements." The amendments clarify the scope, form, and content of interim financial statement disclosures and improve the navigability of Topic 270 without changing existing interim reporting requirements. This guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.

Note 2 Common Stock

Common Stock

In February 2023, the Board authorized the repurchase of up to 200,000 shares of the Company's Common Stock through February 2026. In November 2025, the Board replaced the prior authorization with an authorization to purchase up to $75 million of its Common Stock through November 2028.

The authorized common stock of the Company consisted of 80,000,000 shares of common stock as of December 31, 2025 and 2024, respectively, $1 par value, of which 37,221,098 were issued and outstanding as of December 31, 2025 and 2024, respectively.

Note 3 Acquisitions

Acquisitions are accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition. The acquisitions did not have a material impact on the Company's consolidated financial statements or the notes thereto.

Effective January 30, 2025, the Company acquired 100% of the outstanding stock of Hadronex, Inc, a Delaware Corporation d/b/a SmartCover® Systems (SmartCover), headquartered in Escondido California. SmartCover is a provider of sewer line and lift station monitoring solutions.

The total purchase consideration for SmartCover, net of cash acquired, was $184.0 million, following the net working capital adjustment of $0.9 million. The Company's allocation of the purchase price at December 31, 2025 included $6.6 million of receivables, $4.5 million of inventories, $4.8 million of other assets, $59.6 million of developed technology intangible assets, $26.0 million of other intangible assets and $118.3 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 12 to 20 years. The Company also assumed $1.6 million of payables, $18.3 million of net deferred income tax liabilities, $12.2 million of deferred revenue and $3.7 million of other liabilities as part of the acquisition. The allocation of the purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of December 31, 2025, the Company completed its analysis for estimating the fair value of the assets acquired. Revenue associated with SmartCover for the eleven months ended December 31, 2025 was $39.7 million. SmartCover is reported within the utility water product line and the Company will continue to operate under a single segment.

Effective January 1, 2024, the Company acquired select remote water monitoring hardware and software, inclusive of the Telog® product line and Unity Remote Monitoring software as a service (the Telog/Unity Assets). The total purchase consideration for the Telog/Unity Assets was $3.0 million in cash. The allocation of purchase price to the assets acquired was based upon the estimated fair values at the date of acquisition. As of December 31, 2024, the Company had completed its analysis for estimating the fair value of the assets acquired.

Note 4 Short-term Debt and Credit Lines

The Company did not have short-term borrowings at December 31, 2025 and 2024. On July 8, 2021, the Company entered into a new credit agreement, with a maturity date of July 8, 2026. The Company amended its credit agreement to modify the benchmark interest rate on January 20, 2023. The credit agreement includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company’s financial flexibility including an increase feature, acquisition holiday and favorable financial covenants. The Company was in compliance with all covenants as of December 31, 2025. The Company had $154.7 million of unused credit lines available at December 31, 2025.

Note 5 Stock Compensation

As of December 31, 2025, the Company has an Omnibus Incentive Plan under which 1,000,000 shares are reserved for stock options, restricted stock, performance shares grants for employees, as well as stock grants for directors. The plan was approved in 2021 and replaced all prior stock-based plans except for shares and options previously issued under those plans. As of December 31, 2025 and 2024 there were 826,945 and 870,642 shares, respectively, of the Company’s Common Stock available for grant under the 2021 Omnibus Incentive Plan. The Company recognizes the cost of stock-based awards in net earnings for all of its stock-based compensation plans on a straight-line basis over the service period of the awards. The following sections describe the four types of awards in more detail.

Stock Options

The Company estimates the fair value of its option awards using the Black-Scholes option-pricing formula, and records compensation expense for stock options ratably over the stock option grant’s vesting period. Stock option compensation expense for the year ended December 31, 2025 was less than $0.1 million. Stock option compensation expense recognized by the Company for the years ended December 31, 2024 and 2023 was $0.1 million and $0.2 million, respectively. No new stock options were granted in 2025, 2024 and 2023.

The following table summarizes stock option activity for the three-year period ended December 31, 2025:

	Number of shares	Weighted- average exercise price
Options outstanding - December 31, 2022	196,747	$45.35
Options exercised	(30,433)	31.77
Options outstanding - December 31, 2023	166,314	$47.83
Options exercised	(22,400)	33.55
Options outstanding - December 31, 2024	143,914	$50.06
Options exercised	(15,087)	36.72
Options outstanding - December 31, 2025	128,827	$51.62
Exercisable options —
December 31, 2023	147,937	$46.06
December 31, 2024	137,429	49.45
December 31, 2025	128,827	51.62

The weighted-average contractual life remaining for options outstanding as of December 31, 2025 was 2.6 years.

The following table summarizes the aggregate intrinsic value related to options exercised, outstanding and exercisable as of and for the years ended December 31:

	2025	2024	2023
	(In thousands)
Exercised	$3,039	$3,272	$3,919
Outstanding	15,819	23,323	17,718
Exercisable	15,819	22,356	16,023

As of December 31, 2025, there was no unrecognized compensation expense related to stock options. There were no anti-dilutive options in 2025, 2024 and 2023.

Restricted Stock

The Company periodically issues nonvested shares of the Company's Common Stock to certain eligible employees. The Company values restricted stock on the closing price of the Company's stock on the day the grant was awarded. The Company records compensation expense for this plan ratably over the vesting periods. Restricted stock compensation expense recognized by the Company was $2.8 million in 2025, $2.4 million in 2024 and $2.0 million in 2023.

The fair value of nonvested shares is determined based on the market price of the shares on the grant date.

	Shares	Fair value per share
Nonvested at December 31, 2022	51,075	$84.85
Granted	21,261	125.11
Vested	(30,408)	75.97
Forfeited	(836)	97.68
Nonvested at December 31, 2023	41,092	$111.99
Granted	18,782	161.50
Vested	(16,591)	104.74
Forfeited	(1,244)	139.72
Nonvested at December 31, 2024	42,039	$136.15
Granted	17,907	209.46
Vested	(14,190)	117.48
Forfeited	(1,651)	163.38
Nonvested at December 31, 2025	44,105	$170.90

As of December 31, 2025, there was $4.0 million of unrecognized compensation cost related to nonvested restricted stock that is expected to be recognized over a weighted average period of 1.9 years.

Performance Share Units

The Company periodically issues performance share units to certain eligible employees. Recipients of performance share grants are eligible to receive shares of common stock subject to achievement of total adjusted return on invested capital (ROIC) and adjusted free cash flow conversion targets as measured over a three-year performance period. The number of shares earned for awards granted in 2023, 2024 and 2025 will range from 50% to 200% of the granted number of performance shares for the three-year performance period ending December 31, 2025, December 31, 2026, and December 31, 2027, respectively, and will vest, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period. Performance share compensation expense recognized by the Company was $5.7 million in 2025, $3.2 million in 2024 and $2.5 million in 2023.

A summary of performance share activity for the three years ended December 31 is as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	42,846	$98.92
Granted	18,698	123.77
Adjustment for expected performance results	10,701	120.74
Nonvested at December 31, 2023	72,245	$108.59
Granted	18,796	159.92
Adjustment for expected performance results	10,554	160.40
Vested	(20,973)	100.37
Forfeited	(2,628)	137.88
Nonvested at December 31, 2024	77,994	$129.20
Granted	20,468	212.07
Adjustment for expected performance results	25,001	179.65
Vested	(23,939)	97.62
Forfeited	(2,016)	188.37
Nonvested at December 31, 2025	97,508	$166.06

As of December 31, 2025, there was $7.4 million of unrecognized compensation cost related to nonvested performance share units that is expected to be realized over a weighted average period of 1.9 years.

Director Stock Grant

Non-employee directors receive an annual stock award of the Company’s Common Stock under the 2021 Omnibus Incentive Plan. The annual stock award for 2025 was $100,000. The Company values stock grants for directors at the closing price of the Company’s stock on the day the grant was awarded. The Company records compensation expense for this plan in the period the grants are awarded. Director stock compensation expense recognized by the Company was $0.6 million in 2025, $0.5 million in 2024 and $0.5 million in 2023. As of December 31, 2025, there was no unrecognized compensation cost related to director stock awards.

Note 6 Commitments and Contingencies

Commitments

The Company makes commitments in the normal course of business. The Company rents equipment, vehicles and facilities under operating leases, some of which contain renewal options. Total rental expense charged to operations under all operating leases was $5.1 million in 2025, $4.0 million in 2024 and $3.6 million in 2023. The Company’s lease commitments and future minimum lease payments are discussed in Note 12 “Leases.”

Contingencies

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2025, 2024 and 2023 were not material.

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

Note 7 Employee Benefit Plans

The Company maintains supplemental non-qualified plans for certain officers and other key employees. The expense for these plans was not material for 2025, 2024 or 2023. The discount rate used to measure the net periodic pension cost was 5.52% for 2025, 4.89% for 2024 and 5.09% for 2023. The amount accrued was $1.2 million and $1.0 million as of December 31, 2025 and 2024, respectively.

The Company also maintains an Employee Savings and Stock Ownership Plan (“ESSOP”) for the majority of the U.S. employees. The ESSOP includes a voluntary 401(k) savings plan that allows certain employees to defer up to 50% of their income on a pretax basis subject to limits on maximum amounts. The Company matches 25% of each employee’s contribution, with the match percentage applying to a maximum of 7% of each employee's salary. Compensation expense was $1.6 million in 2025, $1.5 million in 2024 and $1.2 million in 2023.

The Company also contributes to a defined contribution feature within the ESSOP plan. Contributions are discretionary and are calculated as a percentage of eligible wages of the employee. Compensation expense under the defined contribution feature was $5.1 million in 2025, $4.7 million in 2024 and $4.0 million in 2023.

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

The following table sets forth the components of net periodic postretirement benefit cost for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(In thousands)
Service cost, benefits attributed for service of active employees for the period	$46	$60	$72
Interest cost on the accumulated postretirement benefit obligation	169	184	206
Amortization of actuarial gain	(281)	(179)	(193)
Net periodic postretirement benefit (income) cost	$(66)	$65	$85

The discount rate used to measure the net periodic postretirement benefit cost was 5.59% for 2025, 4.96% for 2024 and 5.16% for 2023. It is the Company's policy to fund healthcare benefits on a cash basis. Because the plan is unfunded, there are no plan assets. The following table provides a reconciliation of the projected benefit obligation at the Company's December 31 measurement date:

	2025	2024
	(In thousands)
Benefit obligation at beginning of year	$3,322	$3,922
Service cost	46	60
Interest cost	169	184
Actuarial gain	(980)	(557)
Plan participants' contributions	510	295
Benefits paid	(653)	(582)
Benefit obligation, end of year	$2,414	$3,322

The amounts recognized in the Consolidated Balance Sheets at December 31 are:

	2025	2024
	(In thousands)
Accrued compensation and employee benefits	$236	$290
Accrued non-pension postretirement benefits	2,178	3,032
Amounts recognized at December 31	$2,414	$3,322

The discount rate used to measure the accumulated postretirement benefit obligation was 5.24% for 2025 and 5.59% for 2024. The Company's discount rate assumptions for its postretirement benefit plan are based on the average yield of a hypothetical high quality bond portfolio with maturities that approximately match the estimated cash flow needs of the plan. Because the plan requires the Company to establish fixed Company contribution amounts for retiree healthcare benefits, future healthcare cost trends do not generally impact the Company's accruals or provisions.

Estimated future benefit payments of postretirement benefits, assuming increased cost sharing, expected to be paid in each of the next five years beginning with 2026 are $0.2 million through 2030, with an aggregate of $1.0 million for the five years thereafter. These amounts can vary significantly from year to year because the cost sharing estimates can vary from actual expenses as the Company is self-insured.

Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2025 that have not yet been recognized in net periodic benefit cost are as follows:

	Pension plans	Other postretirement benefits
	(In thousands)
Net actuarial loss (gain)	$159	$(1,779)

Amounts included in accumulated other comprehensive income, net of tax, at December 31, 2025 expected to be recognized in net periodic benefit cost during the fiscal year ending December 31, 2026 are not expected to be material.

Note 8 Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

Details of earnings before income taxes are as follows:

	2025	2024	2023
	(In thousands)
Domestic	$186,739	$169,608	$120,384
Foreign	1,918	(3,108)	1,582
Total	$188,657	$166,500	$121,966

The provision (benefit) for income taxes is as follows:

	2025	2024	2023
	(In thousands)
Current:
Federal	$36,176	$41,201	$29,629
State	9,627	9,955	8,147
Foreign	2,074	1,476	1,242
Deferred:
Federal	941	(8,001)	(7,376)
State	(788)	(1,719)	(1,332)
Foreign	(1,007)	(1,354)	(942)
Total	$47,023	$41,558	$29,368

The provision for income tax differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate in each year due to the following items, which includes adjusted presentation for the years ended December 31, 2024 and 2023 in accordance with ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures:

	2025		2024		2023
	(In thousands)
Provision at statutory rate	$39,618	21.0%	$34,967	21.0%	$25,613	21.0%
State income taxes, net of federal tax benefit (1)	7,740	4.1%	6,383	3.8%	5,236	4.3%
Foreign tax effects	664	0.4%	774	0.5%	(33)	0.0%
Effects of cross-border tax laws	(888)	-0.5%	(638)	-0.4%	(736)	-0.6%
Tax credits	(332)	-0.2%	(48)	0.0%	(1,181)	-1.0%
Nontaxable or nondeductible items	121	0.1%	295	0.2%	114	0.1%
Changes in unrecognized tax benefits	100	0.1%	(175)	-0.1%	355	0.3%
Actual provision	$47,023	24.9%	$41,558	25.0%	$29,368	24.1%

(1) The states that contribute to the majority (greater than 50%) of the tax effect of this category include California, Florida, Illinois, Tennessee, Georgia and Texas.

The amount of cash taxes paid is as follows:

	2025	2024	2023
	(In thousands)
Federal	$36,595	$43,200	$30,325
State	10,495	11,272	6,674
Foreign	1,663	1,571	1,935
Cash paid for income taxes (net of refunds)	$48,753	$56,043	$38,934

Income taxes paid (net of refunds) exceed 5% of total income taxes paid (net of refunds) in the following jurisdictions:

	2025	2024	2023
State	(In thousands)
California	$3,083	*	*

* Jurisdiction below the threshold for the period presented.

The components of deferred income taxes as of December 31 are as follows:

	2025	2024
	(In thousands)
Deferred tax assets:
Reserve for receivables and inventory	$4,051	$3,396
Accrued compensation	4,502	3,791
Reserves and payables	5,126	3,826
Accrued post-retirement medical benefits	597	825
Net operating loss and credit carryforwards	6,789	6,089
Deferred compensation	1,736	1,739
Accrued qualified plan benefits	1,260	1,178
Accrued stock-based compensation	1,590	1,263
Deferred revenue	15,860	12,201
Operating lease liabilities	1,880	735
Research and development costs	1,412	8,007
Other	2,087	2,489
Total gross deferred tax assets	46,890	45,539
Less: valuation allowance	(3,245)	(3,297)
Total net deferred tax assets	43,645	42,242
Deferred tax liabilities:
Property, plant and equipment	3,516	3,743
Intangible assets	26,523	7,527
Prepaids	-	825
Operating lease assets	1,808	297
Other	1,135	977
Total deferred tax liabilities	32,982	13,369
Net deferred tax assets	$10,663	$28,873

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards of approximately $4.3 million, U.S. state net operating loss carryforwards of approximately $1.4 million, and foreign net operating loss carryforwards of approximately $32.6 million, of which $32.4 million have an unlimited carryforward period. The Company's tax credit carryforward of $0.6 million relates to state specific tax credits that the Company expects to fully utilize in future tax periods. The Company has recorded a full valuation allowance against certain deferred tax assets which are not likely to be realized. The valuation allowance relates primarily to foreign net operating loss carryforwards.

In 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Global Anti-Base Erosion model rules, designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. The OECD continues to release guidance and countries are implementing legislation to adopt these rules, which are expected to be effective for accounting periods beginning on or after December 31, 2023. The United States has not yet enacted legislation implementing Pillar Two. The Company is continuing to evaluate the Pillar Two rules and their potential impact on future periods. Based on existing proposed rules, the Company does not meet the revenue requirements for the Pillar Two rules to apply. As a result, the Company does not expect the rules to have a material impact on its effective tax rate.

In general, it is the Company's practice and intention to reinvest earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2025, the Company has not made a provision for incremental U.S. income taxes or additional foreign withholding taxes on approximately $11.9 million of such undistributed earnings, $15.5 million of which was previously subject to U.S. tax that is deemed indefinitely reinvested.

Changes in the Company's gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	2025	2024
	(In thousands)
Balance at beginning of year	$1,220	$1,395
Reductions in unrecognized tax benefits as a result of positions taken during the prior year	(20)	(172)
Increases in unrecognized tax benefits as a result of positions taken during the current year	314	342
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(194)	(345)
Balance at end of year	$1,320	$1,220

The Company does not expect a significant increase or decrease to the total amount of unrecognized tax benefits during the next twelve months. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2022, and, with few exceptions, state and local income tax examinations by tax authorities for years prior to 2021. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest was approximately $0.2 million and $0.1 million as of December 31, 2025 and 2024, respectively, and there were no penalties accrued in either year.

Note 9 Industry Segment and Geographic Areas

The Company is an innovator, manufacturer, developer, marketer and distributor of water management solutions incorporating hardware and sensors, communication solutions and data analytics, which comprise one reportable segment. The Company concludes on their segments based on the internally reported financial information that is routinely reviewed by the chief operating decision maker (CODM) to assess financial performance, make decisions and allocate resources. The Company manages and evaluates its operations as one segment primarily due to similarities in the nature of the products, production processes, customers and methods of distribution. The Company’s CODM is the Chairman, President and Chief Executive Officer.

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

Information regarding revenues by geographic area is as follows:

	2025	2024	2023
	(In thousands)
Revenues:
United States	$825,942	$745,192	$621,166
Foreign:
Asia	14,282	11,239	13,545
Canada	15,232	10,447	12,958
Europe	43,915	37,293	39,106
Mexico	2,688	3,620	4,258
Middle East	10,985	16,776	10,381
Other	3,619	1,991	2,178
Total	$916,663	$826,558	$703,592

Information regarding assets by geographic area is as follows:

	2025	2024
	(In thousands)
Long-lived assets:
United States	$46,321	$43,556
Foreign:
Europe	15,837	13,727
Mexico	17,478	16,977
Total	$79,636	$74,260

	2025	2024
	(In thousands)
Total assets:
United States	$789,632	$661,843
Foreign:
Europe	156,428	131,892
Mexico	27,517	22,678
Total	$973,577	$816,413

Note 10 Unaudited: Quarterly Results of Operations, Common Stock Price and Dividends

The Company's Common Stock is listed on the New York Stock Exchange under the symbol BMI. Earnings per share are computed independently for each quarter. As such, the annual per share amount may not equal the sum of the quarterly amounts due to rounding. The Company currently anticipates continuing to pay cash dividends. Shareholders of record as of December 31, 2025 and 2024 totaled 549 and 562, respectively. Voting trusts and street name shareholders are counted as single shareholders for this purpose.

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2025
Net sales	$222,211	$238,095	$235,651	$220,706
Gross margin	95,437	97,810	95,836	92,987
Net earnings	38,398	34,584	35,077	33,575
Earnings per share:
Basic	$1.31	$1.18	$1.19	$1.14
Diluted	1.30	1.17	1.19	1.14
Dividends declared	0.34	0.34	0.40	0.40
Stock price:
High	$221.51	$254.17	$245.81	$187.87
Low	189.49	170.72	172.32	168.16
Quarter-end close	190.25	244.95	178.58	174.41

2024
Net sales	$196,280	$216,658	$208,438	$205,182
Gross margin	77,178	85,368	83,878	82,760
Net earnings	29,131	33,056	32,038	30,717
Earnings per share:
Basic	$0.99	$1.13	$1.09	$1.05
Diluted	0.99	1.12	1.08	1.04
Dividends declared	0.27	0.27	0.34	0.34
Stock price:
High	$164.81	$202.81	$220.25	$239.11
Low	139.50	151.18	181.00	193.00
Quarter-end close	161.81	186.35	218.41	212.12

Note 11 Revenue Recognition

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in contracts include the sale of utility water and flow instrumentation products, such as flow meters and radios, quality sensing, pressure monitoring and sewer line monitoring equipment, software as a service (SaaS) and other ancillary services. Contracts generally state the terms of sale, including the description, quantity and price of each product or service. Since the customer typically agrees to a stated rate and price in the contract that does not vary over the life of the contract, the majority of the Company's contracts do not contain variable consideration. The Company establishes a provision for estimated warranty and returns as well as certain after sale costs as discussed in Note 1 “Summary of Significant Accounting Policies.”

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

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows for the years ended December 31:

	2025		2024
	(In thousands)
Revenue recognized over time	$89,685	9.8%	$58,784	7.1%
Revenue recognized at a point in time	826,978	90.2%	767,774	92.9%
Total	$916,663	100.0%	$826,558	100.0%

The Company performs its obligations under a contract by shipping products or performing services in exchange for consideration. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable to the Company is established. The Company recognizes a contract liability when a customer prepays for goods or services and the Company has not transferred control of the goods or services.

The Company's receivables and contract liabilities are as follows at the years ended December 31 are as follows:

	2025	2024
	(In thousands)
Receivables	$112,356	$84,325
Contract liabilities	97,046	78,274

Contract liabilities are included in other current liabilities and long-term deferred revenue on the Company’s Consolidated Balance Sheets at December 31, 2025 and 2024. The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at December 31, 2025 and 2024.

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

The Company's performance obligations are satisfied at a point in time or over time as services are delivered. The majority of the Company's revenue recognized at a point in time is for the sale of utility and flow instrumentation products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer during the shipping process. The majority of the Company's revenue that is recognized over time relates to SaaS, including BEACON and Active Site Monitoring, among others.

The Company records revenue for SaaS revenue over time as the customer benefits from the use of the Company's software. Control of an asset is therefore transferred to the customer over time and the Company will recognize revenue for SaaS as service units are used by the customer.

Total SaaS revenue is as follows for the years ended December 31:

	2025	2024	2023
	(In thousands)
SaaS revenue	$73,641	$56,878	$42,208

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

As of December 31, 2025, the Company had certain contracts with unsatisfied performance obligations. For contracts recorded as long-term liabilities, $97.0 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $24.3 million in 2026, $9.6 million in 2027, $8.1 million in 2028, $7.1 million in 2029, $5.9 million in 2030 and $42.0 million thereafter.

The Company also has contracts that include both the sale and installation of flow meters as performance obligations. In those cases, the Company records revenue for installed flow meters at the point in time when the flow meters have been accepted by the customer. The customer cannot control the use of and obtain substantially all of the benefits from the equipment until the customer has accepted the installed product. Therefore, for both the flow meter and the related installation, the Company has concluded that control is transferred to the customer upon customer acceptance of the installed flow meter. In addition, the Company has a variety of ancillary revenue streams which are immaterial. The types and composition of the Company's revenue streams did not materially change during the year ended December 31, 2025.

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

The recording of assets recognized from the costs to obtain and fulfill customer contracts primarily relate to the deferral of sales commissions and network service contracts on the Company's SaaS software arrangements. The Company's costs incurred to obtain or fulfill a contract with a customer are amortized over the period of benefit of the related revenue. The Company expenses any costs incurred immediately when the amortization period would be one year or less. These costs are recorded within selling, engineering and administration expenses.

For the year ended December 31, 2025 and 2024, the Company elected the following practical expedients:

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

	2025	2024
	(In thousands)
Right-of-use assets	$12,538	$5,858
Lease liabilities	12,686	6,014

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

	2025	2024
	(In thousands)
Operating lease expense	$4,513	$3,626
Variable and short-term lease expense	609	366
Rent expense	$5,122	$3,992

The Company records right-of-use assets and lease liabilities based upon the present value of lease payments over the expected lease term. The Company’s lease agreements typically do not have implicit interest rates that are readily determinable.

As a result, the Company utilizes an incremental borrowing rate that would be incurred to borrow on a collateralized basis over a similar term in a comparable economic environment. As of December 31, 2025 and 2024, the remaining lease term on the Company’s leases was 6.8 and 6.9 years, respectively. As of December 31, 2025 and 2024, the discount rate was 5.0%. The future minimum lease payments to be paid under operating leases are as follows:

December 31, 2025
(In thousands)
2026	$3,518
2027	2,826
2028	2,538
2029	2,057
2030	1,848
Thereafter	2,004
Total future lease payments	14,791
Present value adjustment	(2,105)
Present value of future lease payments	$12,686

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), as amended, the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Vice President - Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the year ended December 31, 2025. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Vice President - Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this 2025 Annual Report on Form 10-K under the heading “Management's Annual Report on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The attestation report required under this Item 9A is contained in Item 8 of this 2025 Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B. OTHER INFORMATION

(b) During the fourth quarter of 2025, none of our directors or executive officers adopted or terminated any "Rule 10b5-1 trading arrangement" or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to directors is included under the headings “Nomination and Election of Directors” and in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2026 and is incorporated herein by reference.

Information concerning the executive officers of the Company is included in Part I, Item 1 of this 2025 Annual Report on Form 10-K under the heading “Information about the Company’s Executive Officers.”

The Company has adopted the Badger Meter, Inc. Code of Conduct for Financial Executives that applies to the Company's Chairman, President and Chief Executive Officer, the Company's Vice President - Chief Financial Officer and Treasurer and other persons performing similar functions. A copy of the Badger Meter, Inc. Code of Conduct for Financial Executives is posted on the Company's website at www.badgermeter.com. The Badger Meter, Inc. Code of Conduct for Financial Executives is also available in print to any shareholder who requests it in writing from the Secretary of the Company. The Company satisfies the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Badger Meter, Inc. Code of Conduct for Financial Executives by posting such information on the Company's website at www.badgermeter.com. We have adopted an insider trading policy governing the purchase, sale and other dispositions of Company securities by the Company and our directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of the New York Stock Exchange.

The Company is not including the information contained on its website as part of, or incorporating it by reference into, this 2025 Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is included under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “CEO Pay Ratio” and "Pay Versus Performance" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2026 and is incorporated herein by reference; provided, however, that the information under the subsection “Executive Compensation - Compensation and Human Resources Committee Report” is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Exchange Act or to be the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent it is specifically incorporated by reference into such a filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is included under the headings “Stock Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2026 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is included under the headings “Related Person Transactions” and “Nomination and Election of Directors - Independence, Meetings and Committees” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2026 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included under the heading “Principal Accounting Firm Fees” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2026 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.
Financial Statements. See the financial statements included in Part II, Item 8 “Financial Statements and Data” in this 2025 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Shareholders' Equity.”
2.
Financial Statement Schedules. Financial statement schedules are omitted because the information required in these schedules is included in the Notes to Consolidated Financial Statements.
3.
Exhibits. The exhibits listed in the following Exhibit Index are filed as part of this 2025 Annual Report on Form 10-K that is incorporated herein by reference.

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

(10.1)*

Key Executive Employment and Severance Agreement between Badger Meter, Inc. and Kenneth C. Bockhorst, as amended and restated.

[Incorporated by reference from Exhibit (10.1) to Badger Meter, Inc.’s Form 8-K, filed on December 11, 2025 (Commission File No. 001-06706)].

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
[Incorporated by reference to Exhibit (10.3) to Badger Meter, Inc.’s Form 8-K, dated April 30, 2021 (Commission File No. 001-06706)].

(10.9)*

Form of the Key Executive Employment and Severance Agreements between Badger Meter, Inc. and certain other executive officers, as amended and restated.

[Incorporated by reference from Exhibit (10.2) to Badger Meter, Inc.’s Form 8-K, filed on December 11, 2025 (Commission File No. 001-06706)].

(19)	Insider Trading Policies and Procedures.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young LLP.

(31)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.1)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)

Badger Meter Inc. Compensation Recovery Policy [Incorporated by reference from Exhibit (97) to Badger Meter, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2023 (Commission File No. 001-06706)].

(99)

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2026. To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Registrant’s fiscal year. With the exception of the information incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, the definitive Proxy Statement is not deemed filed as part of this report.

(101)

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, tagged as blocks of text, (vii) document and entity information, (viii) the information included in Part I, Item 1C Cybersecurity, and (ix) the information in Part II, Item 9B (b) Other Information.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* A management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2026.

BADGER METER, INC.

By:	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2026.

Name	Title

/s/ Kenneth C. Bockhorst	Chairman, President and Chief Executive Officer and Director (Principal executive officer)
Kenneth C. Bockhorst

/s/ Daniel R. Weltzien	Vice President — Chief Financial Officer and Treasurer (Principal financial officer)
Daniel R. Weltzien

/s/ Christina M. Tarantino	Vice President — Controller (Principal accounting officer)
Christina M. Tarantino
/s/ Todd A. Adams	Director
Todd A. Adams

/s/ Henry F. Brooks	Director
Henry F. Brooks

/s/ Melanie K. Cook	Director
Melanie K. Cook

/s/ Xia Liu	Director
Xia Liu

/s/ James W. McGill	Director
James W. McGill

/s/ Tessa M. Myers	Director
Tessa M. Myers

/s/ James F. Stern	Director
James F. Stern

/s/ Glen E. Tellock	Director
Glen E. Tellock