Form 10-Q
period 2026-03-31
BADGER METER INC
filed 2026-04-20
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 8, 2026 there were 29,185,570 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended March 31, 2026

Special Note Regarding Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, as well as other information provided from time to time by Badger Meter, Inc. (the “Company” or "Badger Meter") or its employees, may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company's then current views and assumptions and involve risks and uncertainties. See Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for further information regarding risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements. The Company disclaims any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.

Part I – Financial Information

Item 1 Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	March 31,	December 31,
	(Unaudited)
	(In thousands)
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$205,453	$226,016
Receivables, net of allowance for doubtful accounts	110,290	112,356
Inventories:
Finished goods	24,965	23,087
Work in process	35,296	29,244
Raw materials	114,932	99,604
Total inventories	175,193	151,935
Prepaid expenses and other current assets	17,365	16,770
Total current assets	508,301	507,077
Property, plant and equipment, at cost	251,978	248,450
Less accumulated depreciation	(171,144)	(168,814)
Net property, plant and equipment	80,834	79,636
Intangible assets, at cost less accumulated amortization	114,395	118,496
Other assets	18,520	18,653
Deferred income taxes	14,105	14,140
Goodwill	234,653	235,575
Total assets	$970,808	$973,577
Liabilities and shareholders’ equity
Current liabilities:
Payables	$106,490	$72,299
Accrued compensation and employee benefits	15,663	37,619
Warranty and after-sale costs, current	8,375	8,466
Other current liabilities	38,891	32,332
Total current liabilities	169,419	150,716
Long-term deferred revenue	73,347	72,771
Deferred income taxes	3,359	3,477
Accrued non-pension postretirement benefits	2,496	2,499
Other accrued employee benefits	6,629	6,658
Warranty and after-sale costs, long-term	14,363	13,108
Other long-term liabilities	10,764	11,054
Commitments and contingencies (Note 5)
Total long-term liabilities	110,958	109,567
Shareholders’ equity:
Common stock, $1 par, authorized 80,000,000, issued 37,221,098 shares in 2026 and 2025	37,221	37,221
Capital in excess of par value	76,996	75,290
Reinvested earnings	661,540	645,876
Accumulated other comprehensive income	3,852	6,474
Less: Treasury stock, at cost, 8,035,306 shares in 2026 and 7,834,360 in 2025	(89,178)	(51,567)
Total shareholders’ equity	690,431	713,294
Total liabilities and shareholders’ equity	$970,808	$973,577

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended March 31,
	(Unaudited)
	(In thousands except share and per share amounts)
	2026	2025

Net sales	$202,277	$222,211
Cost of sales	117,950	126,774
Gross margin	84,327	95,437
Selling, engineering and administration	49,156	46,012
Operating earnings	35,171	49,425
Interest income, net	(1,138)	(1,334)
Other pension and postretirement income	(28)	(28)
Earnings before income taxes	36,337	50,787
Provision for income taxes	9,002	12,389
Net earnings	$27,335	$38,398

Earnings per share:
Basic	$0.94	$1.31
Diluted	$0.93	$1.30

Dividends declared per common share	$0.40	$0.34

Shares used in computation of earnings per share:
Basic	29,214,558	29,378,491
Impact of dilutive securities	150,612	186,306
Diluted	29,365,170	29,564,797

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands)
	2026	2025
Net earnings	$27,335	$38,398
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,538)	5,207
Pension and postretirement benefits, net of tax	(84)	(49)
Comprehensive income	$24,713	$43,556

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Three Months Ended March 31,
	(Unaudited) (In thousands)
	2026	2025
Operating activities:
Net earnings	$27,335	$38,398
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	2,820	2,804
Amortization	6,235	5,478
Noncurrent employee benefits	5	37
Stock-based compensation expense	2,168	1,828
Changes in:
Receivables	1,795	(20,497)
Inventories	(23,695)	(120)
Payables	34,263	16,294
Prepaid expenses and other assets	(3,199)	(4,107)
Other liabilities	(13,834)	(7,088)
Total adjustments	6,558	(5,371)
Net cash provided by operations	33,893	33,027
Investing activities:
Property, plant and equipment expenditures	(4,427)	(2,966)
Acquisitions, net of cash acquired	-	(184,937)
Net cash used for investing activities	(4,427)	(187,903)
Financing activities:
Dividends paid	(11,709)	(10,017)
Proceeds from exercise of stock options	140	68
Repurchase of common stock for treasury stock	(38,213)	-
Net cash used for financing activities	(49,782)	(9,949)
Effect of foreign exchange rates on cash	(247)	878
Decrease in cash and cash equivalents	(20,563)	(163,947)
Cash and cash equivalents – beginning of period	226,016	295,305
Cash and cash equivalents – end of period	$205,453	$131,358

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter ended March 31,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, December 31, 2024	$37,221	$65,819	$547,796	$(7,906)	$(36,698)	$606,232
Net earnings	-	-	38,398	-	-	38,398
Pension and postretirement benefits (net of $16 tax effect)	-	-	-	(49)	-	(49)
Foreign currency translation	-	-	-	5,207	-	5,207
Cash dividends of $0.34 per share	-	-	(9,998)	-	-	(9,998)
Stock options exercised	-	57	-	-	11	68
Stock-based compensation	-	1,828	-	-	-	1,828
Issuance of treasury stock (40 shares)	-	(188)	-	-	188	-
Balance, March 31, 2025	$37,221	$67,516	$576,196	$(2,748)	$(36,499)	$641,686

Balance, December 31, 2025	$37,221	$75,290	$645,876	$6,474	$(51,567)	$713,294
Net earnings	-	-	27,335	-	-	27,335
Pension and postretirement benefits (net of $28 tax effect)	-	-	-	(84)	-	(84)
Foreign currency translation	-	-	-	(2,538)	-	(2,538)
Cash dividends of $0.40 per share	-	-	(11,671)	-	-	(11,671)
Stock options exercised	-	95	-	-	45	140
Stock-based compensation	-	2,168	-	-	-	2,168
Purchase of common stock for treasury stock	-	-	-	-	(38,213)	(38,213)
Issuance of treasury stock (51 shares)	-	(557)	-	-	557	-
Balance, March 31, 2026	$37,221	$76,996	$661,540	$3,852	$(89,178)	$690,431

* Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes

to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals, except as otherwise discussed) necessary to present fairly the Company's consolidated condensed financial position at March 31, 2026 and December 31, 2025, results of operations, comprehensive income, cash flows and statements of shareholders’ equity for the three-month periods ended March 31, 2026 and 2025. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 Additional Financial Information Disclosures

The consolidated condensed balance sheet at December 31, 2025 was derived from amounts included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Refer to the notes to consolidated financial statements included in that report for a description of the Company's accounting policies and for additional details of the Company's financial condition. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim.

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

	Three months ended
	March 31,
(In thousands)	2026	2025
Balance at beginning of period	$21,574	$16,693
Net additions charged to earnings	2,971	2,380
Costs incurred	(1,807)	(1,745)
Balance at end of period	$22,738	$17,328

Note 3 Accumulated Other Comprehensive Income (Loss)

Components of and changes in accumulated other comprehensive income (loss) at March 31, 2026 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$1,619	$4,855	$6,474
Other comprehensive loss before reclassifications	-	(2,538)	(2,538)
Amounts reclassified from accumulated other comprehensive income, net of tax of $28	(84)	-	(84)
Net current period other comprehensive loss, net of tax	(84)	(2,538)	(2,622)
Accumulated other comprehensive income	$1,535	$2,317	$3,852

Components of and changes in accumulated other comprehensive income (loss) at March 31, 2025 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$1,146	$(9,052)	$(7,906)
Other comprehensive income before reclassifications	-	5,207	5,207
Amounts reclassified from accumulated other comprehensive loss, net of tax of $16	(49)	-	(49)
Net current period other comprehensive income (loss), net of tax	(49)	5,207	5,158
Accumulated other comprehensive income (loss)	$1,097	$(3,845)	$(2,748)

Details of reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2026 and 2025 are immaterial.

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

The total purchase consideration for SmartCover, net of cash acquired, was $184.0 million, following the net working capital adjustment of $0.9 million. The Company's allocation of the purchase price at December 31, 2025 included $6.6 million of receivables, $4.5 million of inventories, $4.8 million of other assets, $59.6 million of developed technology intangible assets, $26.0 million of other intangible assets and $118.3 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 12 to 20 years. The Company also assumed $1.6 million of payables, $18.3 million of net deferred income tax liabilities, $12.2 million of deferred revenue and $3.7 million of other liabilities as part of the acquisition. The allocation of the purchase price to the assets acquired was based upon the fair values at the date of acquisition. As of December 31, 2025, the Company had completed its analysis for estimating the fair value of the assets acquired. SmartCover is reported within the utility water product line and the Company will continue to operate under a single segment.

Note 5 Contingencies, Litigation and Commitments

In the normal course of business, the Company is named in legal proceedings. There are currently no material legal proceedings pending with respect to the Company.

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2025 and the first quarter of 2026 were not material.

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

Note 6 Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. The Company's income tax positions are based on interpretations of income tax laws and rulings in each of the jurisdictions that the Company operates. Significant judgment is required in determining the worldwide provision for income taxes and recording the related deferred tax assets and liabilities. The Company's deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income for the years in which the assets or liabilities are expected to be realized or settled. Interim provisions are based on an estimate of the overall annual rate which can vary due to the relationship of foreign and domestic earnings, state taxes and available deductions, credits and discrete items.

The Company's earnings before incomes taxes, provision for income taxes, and effective income tax rate are as follows:

	Three months ended March 31,
(In thousands)	2026	2025
Earnings before income taxes	$36,337	$50,787
Provision for income taxes	9,002	12,389
Effective income tax rate	24.8%	24.4%

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

On April 13, 2026 the Company signed a purchase agreement to acquire 100% of the outstanding stock of UDlive Ltd (UDlive), headquartered in Alton, England. UDlive is a provider of hardware-enabled software solutions for sewer line monitoring. The acquisition is expected to be completed effective April 30, 2026. The agreed upon purchase consideration is $100 million, with an earn out contingent on achievement of established EBITDA targets in the 24 month period after completion. The UDlive acquisition will be accounted for under the purchase method, and accordingly, the results of operations will be included in the Company's financial statements from the date of acquisition. The acquisition will be reported within the utility product line and is not expected to have a material impact on the Company's financial statements and notes thereto.

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

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended
	March 31,
(In thousands)	2026	2025
Revenues:
United States	$178,632	$201,975
Foreign:
Asia	4,216	3,122
Canada	3,134	3,946
Europe	11,607	9,548
Mexico	801	477
Middle East	3,198	2,466
Other	689	677
Total	$202,277	$222,211

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended
	March 31,
(In thousands)	2026		2025
Revenue recognized over time	$24,702	12.2%	$20,286	9.1%
Revenue recognized at a point in time	177,575	87.8%	201,925	90.9%
Total	$202,277	100.0%	$222,211	100.0%

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

The Company's receivables and contract liabilities are as follows:

	March 31, 2026	December 31, 2025
(In thousands)
Receivables	$110,290	$112,356
Contract liabilities	95,529	97,046

Contract liabilities are included in other current liabilities and long-term deferred revenue on the Company's Consolidated Condensed Balance Sheets at March 31, 2026 and December 31, 2025. The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at March 31, 2026 and December 31, 2025.

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

As of March 31, 2026, the Company had certain contracts with unsatisfied performance obligations. For contracts recorded as contract liabilities, $95.5 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $19.5 million in 2026, $10.5 million in 2027, $8.3 million in 2028, $7.3 million in 2029, $6.3 million in 2030, $5.5 million in 2031 and $38.1 million thereafter.

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

The total purchase consideration for SmartCover, net of cash acquired, was $184.0 million, following the net working capital adjustment of $0.9 million. The Company's allocation of the purchase price at December 31, 2025 included $6.6 million of receivables, $4.5 million of inventories, $4.8 million of other assets, $59.6 million of developed technology intangible assets, $26.0 million of other intangible assets and $118.3 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 12 to 20 years. The Company also assumed $1.6 million of payables, $18.3 million of net deferred income tax liabilities, $12.2 million of deferred revenue and $3.7 million of other liabilities as part of the acquisition. The allocation of the purchase price to the assets acquired was based upon the fair values at the date of acquisition. As of December 31, 2025, the Company had completed its analysis for estimating the fair value of the assets acquired. SmartCover is reported within the utility water product line and the Company will continue to operate under a single segment.

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

Current Business Trends – Tariffs

In 2025, the U.S. government implemented a series of trade tariffs on goods imported into the U.S. from various countries. In many cases, these tariffs resulted in reciprocal tariffs and other actions on goods being exported from the U.S. These associated tariffs are complex and continue to evolve as negotiations occur. We evaluate the impact of global tariffs and trade restrictions on our business and operations and leverage our manufacturing footprint, when possible, through the use of the USMCA trade agreement to minimize impact. Additionally, we have enacted certain price increases to offset tariff costs that we are not able to mitigate. In February 2026, a Supreme Court ruling invalidated certain tariffs previously imposed. The Company is currently reviewing and evaluating the opportunity for potential tariff refunds. As the global economic environment, trade and tariff negotiations continue to evolve, the Company will continue to evaluate the exposure and work to mitigate these costs.

Results of Operations - Three Months Ended March 31, 2026

Net Sales

The Company's net sales for the three months ended March 31, 2026 were $202.3 million compared to $222.2 million during the same period in 2025. Net sales into the utility water market were $178.4 million, a decrease of 9.6% from the prior year’s $197.3 million due to project timing dynamics of previously completed project deployments and customer short cycle order pacing, partially offset by BEACON SaaS, SmartCover, water quality and network monitoring product revenue. Sales of products into the global flow instrumentation end markets were $23.9 million compared to the prior year’s $24.9 million, a decrease of 4.1%, with modest growth in water-related markets more than offset by declines in de-emphasized applications.

Earnings

Total operating earnings for the three months ended March 31, 2026 were $35.2 million, or 17.4% of sales, compared to $49.4 million, or 22.2% of sales, in the comparable prior year quarter. Gross margin dollars decreased $11.1 million, with gross margin as a percent of sales of 41.7%, a decrease from 42.9% in the prior year comparable quarter due to lower sales volume and less favorable product mix. Selling, engineering and administration (SEA) expenses were $49.2 million or 24.3% of sales in the first quarter of 2026 compared to $46.0 million or 20.7% of sales in the comparable prior year quarter. The increase in SEA expenses was mainly due to higher personnel costs including higher salaries and benefits, a full quarter of SmartCover SEA expenses and $1.2 million of acquisition related costs partially offset by lower management incentive costs.

The provision for income taxes as a percentage of earnings before income taxes for the quarter ended March 31, 2026 was 24.8% compared to 24.4% for the comparable prior year period. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, other credits, allowances and discrete items.

As a result of the above-mentioned items, net earnings for the three months ended March 31, 2026 were $27.3 million, or $0.93 per diluted share, compared to $38.4 million, or $1.30 per diluted share, for the same period in 2025.

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

Primary Working Capital

The Company uses primary working capital (PWC) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve month Net sales. The following table shows the components of PWC:

	March 31, 2026		December 31, 2025
(In thousands)	$	PWC%	$	PWC%
Receivables	$110,290	12.3%	$112,356	12.3%
Inventories	175,193	19.6%	151,935	16.5%
Payables	(106,490)	-11.9%	(72,299)	-7.9%
Primary Working Capital	$178,993	20.0%	$191,992	20.9%

Overall, PWC decreased $13.0 million compared to the previous year-end. Receivables at March 31, 2026 decreased $2.1 million due to timing of shipments and lower sales activity in the first quarter of 2026. The Company believes its receivables balance is fully collectible. Inventories increased $23.3 million due to timing of inventory receipts related to current quarter shipments. Payables as of March 31, 2026 were $34.2 million higher than the prior year-end due to timing of payments and the increase in inventory levels.

Cash Provided by Operations

Cash provided by operations in the first three months of 2026 was $33.9 million compared to $33.0 million in the same period of 2025. Lower net earnings were offset by increased cash flow from primary working capital balances in 2026 versus 2025, resulting in minimal change in cash from operations.

Property, plant and equipment expenditures for the first three months of 2026 were $4.4 million compared to $3.0 million in the comparable prior year period.

Cash and cash equivalents at March 31, 2026 decreased to $205.5 million from $226.0 million at December 31, 2025, the result of the $33.9 million of cash provided by operations, offset by common stock repurchases and payment of the quarterly dividend.

The Company's credit facility includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company's financial flexibility including an increase feature, acquisition holiday, and favorable financial covenants. The Company was in compliance with all covenants as of March 31, 2026. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $154.6 million of unused credit lines available at March 31, 2026.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2025 and the first quarter of 2026 were not material.

See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of risks and uncertainties that could impact the Company's financial performance and results of operations.

Contractual Obligations

The Company's contractual obligations are discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and have not materially changed since that report was filed unless otherwise indicated in this Quarterly Report on Form 10-Q.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

The Company's quantitative and qualitative disclosures about market risk are included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks” in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and have not materially changed since that report was filed.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), as amended, the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Vice President - Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2026. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Vice President - Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II – Other Information

Item 1A Risk Factors

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In November 2025, the Board authorized the repurchase of up to $75 million of the Company's Common Stock through November 2028. In February 2026, the Board expanded the authorization by an additional $75 million of the Company's Common Stock through November 2028. As of March 31, 2026, $114.7 million remain available of the $150 million share repurchase program. The following table provides information about the Company's purchases under this repurchase program during the quarter ended March 31, 2026 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
January 1, 2026 - January 31, 2026	75,000	$146.23	75,000	$64,033
February 1, 2026 - February 28, 2026	130,000	$148.39	205,000	$119,742
March 1, 2026 - March 31, 2026	34,026	$146.94	239,026	$114,742
Total as of March 31, 2026	239,026		239,026	$114,742

The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $2.6 million for the three months ended March 31, 2026.

Item 5 Other Information

During the first quarter of 2026, none of our directors or executive officers adopted or terminated any "Rule 10b5-1 trading arrangement" or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) the Consolidated Condensed Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags and (vii) the information in Part II, Item 5 Other Information.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: April 20, 2026	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer and Director (Principal executive officer)

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President — Chief Financial Officer and Treasurer (Principal financial officer)

	By	/s/ Christina M. Tarantino
Christina M. Tarantino
Vice President — Controller (Principal accounting officer)