Form 10-Q
period 2026-06-30
BADGER METER INC
filed 2026-07-23
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 10, 2026 there were 28,986,847 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended June 30, 2026

Special Note Regarding Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, as well as other information provided from time to time by Badger Meter, Inc. (the Company or Badger Meter) or its employees, may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those statements. The words “anticipate,” “believe,” “estimate,” “expect,” “think,” “should,” “could” and “objective” or similar expressions are intended to identify forward looking statements. All such forward looking statements are based on the Company’s then current views and assumptions and involve risks and uncertainties. See Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for further information regarding risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward looking statements. The Company disclaims any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.

Part I – Financial Information

Item 1 Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	(Unaudited)
	(In thousands)
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$95,733	$226,016
Receivables, net of allowance for doubtful accounts	121,234	112,356
Inventories:
Finished goods	18,927	23,087
Work in process	32,560	29,244
Raw materials	126,604	99,604
Total inventories	178,091	151,935
Prepaid expenses and other current assets	21,147	16,770
Total current assets	416,205	507,077
Property, plant and equipment, at cost	256,564	248,450
Less accumulated depreciation	(173,127)	(168,814)
Net property, plant and equipment	83,437	79,636
Intangible assets, at cost less accumulated amortization	162,540	118,496
Other assets	19,269	18,653
Deferred income taxes	14,109	14,140
Goodwill	302,609	235,575
Total assets	$998,169	$973,577
Liabilities and shareholders’ equity
Current liabilities:
Payables	$97,827	$72,299
Accrued compensation and employee benefits	18,734	37,619
Warranty and after-sale costs, current	8,960	8,466
Other current liabilities	46,351	32,332
Total current liabilities	171,872	150,716
Long-term deferred revenue	78,784	72,771
Deferred income taxes	16,692	3,477
Accrued non-pension postretirement benefits	2,501	2,499
Other accrued employee benefits	7,225	6,658
Warranty and after-sale costs, long-term	14,737	13,108
Other long-term liabilities	23,478	11,054
Commitments and contingencies (Note 5)
Total long-term liabilities	143,417	109,567
Shareholders’ equity:
Common stock, $1 par, authorized 80,000,000, issued 37,221,098 shares in 2026 and 2025	37,221	37,221
Capital in excess of par value	80,123	75,290
Reinvested earnings	679,651	645,876
Accumulated other comprehensive income	265	6,474
Less: Treasury stock, at cost, 8,234,251 shares in 2026 and 7,834,360 in 2025	(114,380)	(51,567)
Total shareholders’ equity	682,880	713,294
Total liabilities and shareholders’ equity	$998,169	$973,577

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2026	2025	2026	2025
Net sales	$222,321	$238,095	$424,598	$460,306
Cost of sales	131,548	140,285	249,498	267,059
Gross margin	90,773	97,810	175,100	193,247
Selling, engineering and administration	51,396	52,947	100,552	98,959
Operating earnings	39,377	44,863	74,548	94,288
Interest income, net	(319)	(895)	(1,457)	(2,229)
Other pension and postretirement income	(28)	(28)	(56)	(56)
Earnings before income taxes	39,724	45,786	76,061	96,573
Provision for income taxes	10,004	11,202	19,006	23,591
Net earnings	$29,720	$34,584	$57,055	$72,982

Earnings per share:
Basic	$1.02	$1.18	$1.96	$2.48
Diluted	$1.02	$1.17	$1.95	$2.47

Dividends declared per common share	$0.40	$0.34	$0.80	$0.68

Shares used in computation of earnings per share:
Basic	29,038,125	29,414,457	29,126,348	29,396,805
Impact of dilutive securities	103,866	170,883	127,239	178,595
Diluted	29,141,991	29,585,340	29,253,587	29,575,400

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2026	2025	2026	2025
Net earnings	$29,720	$34,584	$57,055	$72,982
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,503)	8,325	(6,041)	13,532
Pension and postretirement benefits, net of tax	(84)	(48)	(168)	(97)
Comprehensive income	$26,133	$42,861	$50,846	$86,417

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Six Months Ended June 30,
	(Unaudited) (In thousands)
	2026	2025
Operating activities:
Net earnings	$57,055	$72,982
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	5,661	5,719
Amortization	13,249	11,358
Noncurrent employee benefits	14	5
Stock-based compensation expense	5,347	4,404
Changes in:
Receivables	(8,562)	(25,306)
Inventories	(21,210)	4,019
Payables	23,995	16,222
Prepaid expenses and other assets	(7,685)	(3,088)
Other liabilities	(7,260)	(8,702)
Total adjustments	3,549	4,631
Net cash provided by operations	60,604	77,613
Investing activities:
Property, plant and equipment expenditures	(9,266)	(6,904)
Acquisitions, net of cash acquired	(94,375)	(184,024)
Net cash used for investing activities	(103,641)	(190,928)
Financing activities:
Dividends paid	(23,302)	(20,021)
Proceeds from exercise of stock options	140	554
Repurchase of common stock for treasury stock	(63,467)	-
Net cash used for financing activities	(86,629)	(19,467)
Effect of foreign exchange rates on cash	(617)	2,685
(Decrease) increase in cash and cash equivalents	(130,283)	(130,097)
Cash and cash equivalents – beginning of period	226,016	295,305
Cash and cash equivalents – end of period	$95,733	$165,208

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter and year-to-date ended June 30,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except share and per share amounts)
Balance, March 31, 2025	$37,221	$67,516	$576,196	$(2,748)	$(36,499)	$641,686
Net earnings	-	-	34,584	-	-	34,584
Pension and postretirement benefits (net of $16 tax effect)	-	-	-	(48)	-	(48)
Foreign currency translation	-	-	-	8,325	-	8,325
Cash dividends of $0.34 per share	-	-	(10,017)	-	-	(10,017)
Stock options exercised	-	426	-	-	60	486
Stock-based compensation	-	2,576	-	-	-	2,576
Issuance of treasury stock (3 shares)	-	(13)	-	-	13	-
Balance, June 30, 2025	$37,221	$70,505	$600,763	$5,529	$(36,426)	$677,592

Balance, December 31, 2024	$37,221	$65,819	$547,796	$(7,906)	$(36,698)	$606,232
Net earnings	-	-	72,982	-	-	72,982
Pension and postretirement benefits (net of $33 tax effect)	-	-	-	(97)	-	(97)
Foreign currency translation	-	-	-	13,532	-	13,532
Cash dividends of $0.68 per share	-	-	(20,015)	-	-	(20,015)
Stock options exercised	-	483	-	-	71	554
Stock-based compensation	-	4,404	-	-	-	4,404
Issuance of treasury stock (43 shares)	-	(201)	-	-	201	-
Balance, June 30, 2025	$37,221	$70,505	$600,763	$5,529	$(36,426)	$677,592

Balance, March 31, 2026	$37,221	$76,996	$661,540	$3,852	$(89,178)	$690,431
Net earnings	-	-	29,720	-	-	29,720
Pension and postretirement benefits (net of $29 tax effect)	-	-	-	(84)	-	(84)
Foreign currency translation	-	-	-	(3,503)	-	(3,503)
Cash dividends of $0.40 per share	-	-	(11,609)	-	-	(11,609)
Stock-based compensation	-	3,179	-	-	-	3,179
Purchase of common stock for treasury stock	-	-	-	-	(25,254)	(25,254)
Issuance of treasury stock (5 shares)	-	(52)	-	-	52	-
Balance, June 30, 2026	$37,221	$80,123	$679,651	$265	$(114,380)	$682,880

Balance, December 31, 2025	$37,221	$75,290	$645,876	$6,474	$(51,567)	$713,294
Net earnings	-	-	57,055	-	-	57,055
Pension and postretirement benefits (net of $57 tax effect)	-	-	-	(168)	-	(168)
Foreign currency translation	-	-	-	(6,041)	-	(6,041)
Cash dividends of $0.80 per share	-	-	(23,280)	-	-	(23,280)
Stock options exercised	-	95	-	-	45	140
Stock-based compensation	-	5,347	-	-	-	5,347
Purchase of common stock for treasury stock	-	-	-	-	(63,467)	(63,467)
Issuance of treasury stock (56 shares)	-	(609)	-	-	609	-
Balance, June 30, 2026	$37,221	$80,123	$679,651	$265	$(114,380)	$682,880

* Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals, except as otherwise discussed) necessary to present fairly the Company's consolidated condensed financial position at June 30, 2026 and December 31, 2025, results of operations, comprehensive income, and statements of shareholders’ equity for the three and six-month periods ended June 30, 2026 and 2025, and cash flows for the six-month period ended June 30, 2026 and 2025. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Balance at beginning of period	$22,738	$17,328	$21,574	$16,693
Net additions charged to earnings	2,794	4,947	5,765	7,327
Costs incurred	(1,835)	(2,726)	(3,642)	(4,471)
Balance at end of period	$23,697	$19,549	$23,697	$19,549

Note 3 Accumulated Other Comprehensive Income (Loss)

Components of and changes in accumulated other comprehensive income (loss) at June 30, 2026 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$1,619	$4,855	$6,474
Other comprehensive loss before reclassifications	-	(6,041)	(6,041)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $57	(168)	-	(168)
Net current period other comprehensive income (loss), net of tax	(168)	(6,041)	(6,209)
Accumulated other comprehensive income (loss)	$1,451	$(1,186)	$265

Components of and changes in accumulated other comprehensive income (loss) at June 30, 2025 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$1,146	$(9,052)	$(7,906)
Other comprehensive income before reclassifications	-	13,532	13,532
Amounts reclassified from accumulated other comprehensive loss, net of tax of $33	(97)	-	(97)
Net current period other comprehensive income (loss), net of tax	(97)	13,532	13,435
Accumulated other comprehensive income	$1,049	$4,480	$5,529

Details of reclassifications out of accumulated other comprehensive income (loss) during the six months ended June 30, 2026 and 2025 are immaterial.

Note 4 Acquisitions

Acquisitions are accounted for under the purchase method, and accordingly, the results of operations were included in the Company's financial statements from the date of acquisition. The acquisitions did not have a material impact on the Company's consolidated financial statements or the notes thereto.

Effective May 1, 2026, the Company acquired 100% of the outstanding stock of UDlive Limited (UDlive), headquartered in Alton, England. UDlive is a provider of hardware-enabled software solutions for sewer line monitoring. The purchase consideration was $94.4 million, net of cash acquired, with a potential earn-out of up to an additional $50.0 million based on the achievement of established EBITDA targets in the 24 month period following the acquisition date. The earn-out is payable within 90 days following April 30, 2028, or, if disputed, 21 days following the agreement as to or determination of the earn-out amount. The UDlive acquisition is accounted for under the purchase method, and accordingly, the results of operations will be included in the Company's financial statements from the date of acquisition.

The total purchase consideration for UDlive, net of cash acquired, was $94.4 million. The acquisition was funded by cash on hand. The fair value of the potential earn-out at June 30, 2026 was $12.0 million and was recorded as a liability. The fair value of the earn-out was calculated using a Monte Carlo simulation model which incorporated projected EBITDA and adjusted the volatility and discount rate to reflect the risk profile of EBITDA. The Company's preliminary allocation of the purchase price included $0.7 million of account receivables, $5.7 million of inventories, $3.4 million of other assets, $53.8 million of intangible assets and $69.9 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 10 to 12 years. The Company also assumed $1.7 million of payables, $13.6 million of net deferred income tax liabilities, $10.0 million of deferred revenue and $1.7 million of other liabilities. The preliminary allocation of the purchase price to the net assets acquired was based upon the estimated fair values, at the date of acquisition. As of June 30, 2026, the Company had not completed its analysis for estimating the fair value, including the finalization of the fair value of the assets acquired and contingent consideration. Revenue associated with UDlive from the date of acquisition through June 30, 2026 was $2.0 million. UDlive is reported within the utility water product line and the Company will continue to operate under a single segment.

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

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2025 and the first half of 2026 were not material.

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

The Company's earnings before income taxes, provision for income taxes, and effective income tax rate are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Earnings before income taxes	$39,724	$45,786	$76,061	$96,573
Provision for income taxes	10,004	11,202	19,006	23,591
Effective income tax rate	25.2%	24.5%	25.0%	24.4%

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

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Revenues:
United States	$200,413	$214,350	$379,045	$416,325
Foreign:
Asia	3,489	4,083	7,705	7,205
Canada	3,504	4,147	6,638	8,093
Europe	12,953	11,278	24,560	20,826
Mexico	824	594	1,625	1,071
Middle East	813	2,649	4,011	5,115
Other	325	994	1,014	1,671
Total	$222,321	$238,095	$424,598	$460,306

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended				Six months ended
	June 30,				June 30,
(In thousands)	2026		2025		2026		2025
Revenue recognized over time	$24,754	11.1%	$23,086	9.7%	$44,081	10.4%	$43,372	9.4%
Revenue recognized at a point in time	197,567	88.9%	215,009	90.3%	380,517	89.6%	416,934	90.6%
Total	$222,321	100.0%	$238,095	100.0%	$424,598	100.0%	$460,306	100.0%

The majority of the Company's revenue that is recognized over time relates to SaaS, including BEACON® and Active Site Monitoring, among others. The majority of the Company's revenue recognized at a point in time is for the sale of utility and flow instrumentation products. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer during the shipping process.

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

The Company's receivables and contract liabilities are as follows:

	June 30, 2026	December 31, 2025
(In thousands)
Receivables	$121,234	$112,356
Contract liabilities	104,969	97,046

Contract liabilities are included in other current liabilities and long-term deferred revenue on the Company's Consolidated Condensed Balance Sheets. The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at June 30, 2026 and December 31, 2025.

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

As of June 30, 2026, the Company had certain contracts with unsatisfied performance obligations. For contracts recorded as contract liabilities, $105.0 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $18.4 million in 2026, $14.2 million in 2027, $10.5 million in 2028, $9.3 million in 2029, $7.6 million in 2030, $6.3 million in 2031 and $38.7 million thereafter.

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

The ORION® family of endpoints offers water utilities a choice of industry-leading options for communicating meter reading and event data. ORION Cellular endpoints power our Network as a Service (NaaS) approach to AMI, eliminating the need for the utility to install and maintain infrastructure, enabling rapid or gradual deployment, and enhancing network reliability. ORION mobile read endpoints support customers looking to deploy an AM R solution.

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

Acquisitions

Effective May 1, 2026, the Company acquired 100% of the outstanding stock of UDlive Limited (UDlive), headquartered in Alton, England. UDlive is a provider of hardware-enabled software solutions for sewer line monitoring. The purchase consideration was $94.4 million, net of cash acquired, with a potential earn-out of up to an additional $50.0 million based on the achievement of established EBITDA targets in the 24 month period following the acquisition date. The earn-out is payable within 90 days following April 30, 2028, or, if disputed, 21 days following the agreement as to or determination of the earn-out amount. The UDlive acquisition will be accounted for under the purchase method, and accordingly, the results of operations will be included in the Company's financial statements from the date of acquisition.

The total purchase consideration for UDlive, net of cash acquired, was $94.4 million. The acquisition was funded by cash on hand. The fair value of the potential earn-out at June 30, 2026 was $12.0 million and was recorded as a liability. The fair value of the earn-out was calculated using a Monte Carlo simulation model which incorporated projected EBITDA and adjusted the volatility and discount rate to reflect the risk profile of EBITDA. The Company's preliminary allocation of the purchase price included $0.7 million of account receivables, $5.7 million of inventories, $3.4 million of other assets, $53.8 million of intangible assets and $69.9 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 10 to 12 years. The Company also assumed $1.7 million of payables, $13.6 million of net deferred income tax liabilities, $10.0 million of deferred revenue and $1.7 million of other liabilities as part of the acquisition. The preliminary allocation of the purchase price to the net assets acquired was based upon the estimated fair values, at the date of acquisition. As of June 30, 2026, the Company had not completed its analysis for estimating the fair value, including the finalization of the fair value of the assets acquired and contingent consideration. Revenue associated with UDlive from the date of acquisition through June 30, 2026 was $2.0 million. UDlive is reported within the utility water product line and the Company will continue to operate under a single segment.

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

Current Business Trends

In 2025, the U.S. government implemented a series of trade tariffs on goods imported into the U.S. from various countries. In many cases, these tariffs resulted in reciprocal tariffs and other actions on goods being exported from the U.S. These associated tariffs are complex and continue to evolve as negotiations occur. We evaluate the impact of global tariffs and trade restrictions on our business and operations and leverage our manufacturing footprint, when possible, through the use of the USMCA trade agreement to minimize impact. Additionally, we have enacted certain price increases to offset tariff costs that we are not able to mitigate. In February 2026, a Supreme Court ruling invalidated certain tariffs previously imposed. The Company has reviewed and applied for tariff refunds, as applicable. As the global economic environment, trade and tariff negotiations continue to evolve, the Company will continue to evaluate the exposure and work to mitigate these costs.

Global investment in artificial intelligence, computing infrastructure and hyperscale data center expansion has increased demand for various electronic components used in our products. As suppliers allocate manufacturing capacity to support AI-related applications and data center deployments, we have experienced and may continue to experience longer lead times, reduced component availability, and increased procurement costs for certain critical electronic components. The Company maintains strong relationships with its vendors and remains in frequent communication to monitor and assess changes in market conditions. In addition, the Company continues to evaluate dual-source opportunities, execute on strategic inventory purchases, and optimize safety stock levels to mitigate potential supply chain disruptions and associated cost pressures. The Company will implement pricing initiatives, where possible, to offset any cost increases. While management believes these actions reduce the Company’s exposure, prolonged supply chain constraints could adversely affect future operating results.

Results of Operations - Three Months Ended June 30, 2026

Net Sales

The Company's net sales for the three months ended June 30, 2026 were $222.3 million, a decrease of 6.6% compared to $238.1 million during the same period in 2025. Sales of utility water products were $195.0 million, a decrease of 8.1% from the prior year’s $212.2 million. The utility water decline reflects expected uneven AMI project pacing, partially offset by increased BEACON SaaS revenue and other BlueEdge beyond the meter solution offerings, as well as revenue associated with the acquisition of UDlive of $2.0 million. Sales of flow instrumentation products were $27.3 million compared to the prior year’s $25.9 million, an increase of 5.6%, with growth in water-focused end markets.

Earnings

Total operating earnings for the three months ended June 30, 2026 were $39.4 million, or 17.7% of sales, compared to $44.9 million, or 18.8% of sales, in the comparable prior year quarter. Gross margin dollars decreased $7.0 million, with gross margin as a percent of sales of 40.8%, a decrease from 41.1% in the prior year comparable quarter due to lower sales volumes and product mix. Selling, engineering and administration (SEA) expenses were $51.4 million or 23.1% of sales compared to $52.9 million or 22.2% in the comparable prior year quarter. The decrease in SEA expenses was due to decreased incentive compensation and other cost containment actions, partially offset by final transaction-related costs for the UDlive acquisition of $1.2 million. The inclusion of UDlive results for two months along with related intangible asset amortization combined added $1.8 million to year-over-year expenses.

The provision for income taxes as a percentage of earnings before income taxes for the quarter ended June 30, 2026 was 25.2% compared to 24.5% for the comparable prior year period. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the three months ended June 30, 2026 were $29.7 million, or $1.02 per diluted share, compared to $34.6 million, or $1.17 per diluted share, for the same period in 2025.

Results of Operations - Six Months Ended June 30, 2026

Net Sales

The Company's net sales for the six months ended June 30, 2026 were $424.6 million compared to $460.3 million during the same period in 2025. Sales into the utility water market were $373.4 million, a decrease of 8.8% from the prior year’s $409.5 million due to uneven AMI project pacing partially offset by increased BEACON SaaS revenue and water quality product revenue, as well as revenue associated with the acquisition of UDlive of $2.0 million. Sales of flow instrumentation products were $51.2 million compared to the prior year’s $50.8 million, an increase of 0.8%.

Earnings

Total operating earnings for the six months ended June 30, 2026 were $74.5 million, or 17.6% of sales, compared to $94.3 million, or 20.5% of sales, in the comparable prior year period. Gross margin dollars decreased $18.1 million, with gross margin as a percent of sales of 41.2%, a decrease from 42.0% in the prior year comparable period. SEA expenses were $100.6 million or 23.7% of sales compared to $99.0 million or 21.5% in the comparable prior year period. The year-over-year increase in SEA expense was the result of the inclusion of UDlive acquisition described above and increased personnel costs including salaries and benefits, partially offset by a decrease in incentive compensation.

The provision for income taxes as a percentage of earnings before income taxes for the six months ended June 30, 2026 was 25.0% compared to 24.4% for the comparable prior year period. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the six months ended June 30, 2026 were $57.1 million, or $1.95 per diluted share, compared to $73.0 million, or $2.47 per diluted share, for the same period in 2025.

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

Primary Working Capital

The Company uses primary working capital (PWC) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve month Net sales. The following table shows the components of PWC:

	June 30, 2026		December 31, 2025
(In thousands)	$	PWC%	$	PWC%
Receivables	$121,234	13.8%	$112,356	12.3%
Inventories	178,091	20.2%	151,935	16.5%
Payables	(97,827)	-11.1%	(72,299)	-7.9%
Primary Working Capital	$201,498	22.9%	$191,992	20.9%

PWC increased $9.5 million compared to the previous year-end. Receivables at June 30, 2026 increased $8.9 million due to timing of shipments. The Company believes its receivables balance is fully collectible. Inventories increased $26.1 million due to the timing of inventory receipts and sales pacing in the first half of 2026. Payables at June 30, 2026 were $25.5 million higher than the prior year-end due to timing of payments and increased inventory levels.

Cash Provided by Operations

Cash provided by operations in the first six months of 2026 was $60.6 million compared to $77.6 million in the same period of 2025. Lower net earnings and working capital differential were the largest contributors to the decrease in cash provided by operations compared to the same period in 2025.

Property, plant and equipment expenditures for the first six months of 2026 were $9.3 million compared to $6.9 million in the comparable prior year period.

Cash and cash equivalents at June 30, 2026 decreased to $95.7 million from $226.0 million at December 31, 2025, the result of the $60.6 million cash provided by operations, offset by $94.4 million deployed for the UDlive acquisition, $63.5 million for the repurchase of Company common stock and $23.3 million for the payment of quarterly dividends.

The Company's credit facility includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company's financial flexibility including an increase feature, acquisition holiday, and favorable financial covenants. On June 5, 2026, the Company amended and extended its credit facility, with an extended maturity date of July 8, 2031. The Company was in compliance with all covenants as of June 30, 2026. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $154.6 million of unused credit lines available at June 30, 2026.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2025 and the first two quarters of 2026 were not material.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), as amended, the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Vice President - Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2026. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Vice President - Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II – Other Information

Item 1A Risk Factors

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In November 2025, the Board authorized the repurchase of up to $75 million of the Company's Common Stock through November 2028. In February 2026, the Board expanded the authorization by an additional $75 million of the Company's Common Stock through November 2028. As of June 30, 2026, $89.7 million remain available of the $150 million share repurchase program. The following table provides information about the Company's purchases under this repurchase program during the quarter ended June 30, 2026 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
April 1, 2026 - April 30, 2026	81,268	$123.05	320,294	$104,742
May 1, 2026 - May 31, 2026	83,604	$119.61	403,898	$94,742
June 1, 2026 - June 30, 2026	38,890	$128.57	442,788	$89,742
Total as of June 30, 2026	203,762		442,788	$89,742

Item 5 Other Information

During the second quarter of 2026, none of our directors or executive officers adopted or terminated any "Rule 10b5-1 trading arrangement" or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

Item 6 Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10.1

Amended Credit Agreement, dated as of June 5, 2026, among Badger Meter, Inc., the lenders and agent listed on the signature pages thereof [(incorporated by reference to Badger Meter, Inc.’s Current Report on Form 8-K, filed on June 11, 2026) (Commission File No. 001-06706)].

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) the Consolidated Condensed Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags and (vii) the information in Part II, Item 5 Other Information.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: July 23, 2026	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer and Director (Principal executive officer)

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President — Chief Financial Officer and Treasurer (Principal financial officer)

	By	/s/ Christina M. Tarantino
Christina M. Tarantino
Vice President — Controller (Principal accounting officer)