Form 10-Q
period 2026-09-30
BADGER METER INC
filed 2026-10-23
CIK 9092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 9, 2026 there were 28,563,652 shares of Common stock outstanding with a par value of $1 per share.

BADGER METER, INC.

Quarterly Report on Form 10-Q for the Period Ended September 30, 2026

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

Part I – Financial Information

Item 1 Financial Statements

BADGER METER, INC.

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	(Unaudited)
	(In thousands)
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$67,928	$226,016
Receivables, net of allowance for doubtful accounts	111,826	112,356
Inventories:
Finished goods	19,535	23,087
Work in process	31,924	29,244
Raw materials	114,968	99,604
Total inventories	166,427	151,935
Prepaid expenses and other current assets	21,719	16,770
Total current assets	367,900	507,077
Property, plant and equipment, at cost	256,807	248,450
Less accumulated depreciation	(173,334)	(168,814)
Net property, plant and equipment	83,473	79,636
Intangible assets, at cost less accumulated amortization	157,513	118,496
Other assets	17,847	18,653
Deferred income taxes	14,110	14,140
Goodwill	302,805	235,575
Total assets	$943,648	$973,577
Liabilities and shareholders’ equity
Current liabilities:
Payables	$70,275	$72,299
Accrued compensation and employee benefits	21,904	37,619
Warranty and after-sale costs, current	9,761	8,466
Other current liabilities	46,356	32,332
Total current liabilities	148,296	150,716
Long-term deferred revenue	79,705	72,771
Deferred income taxes	16,616	3,477
Accrued non-pension postretirement benefits	2,435	2,499
Other accrued employee benefits	6,908	6,658
Warranty and after-sale costs, long-term	15,733	13,108
Other long-term liabilities	22,823	11,054
Commitments and contingencies (Note 5)
Total long-term liabilities	144,220	109,567
Shareholders’ equity:
Common stock, $1 par, authorized 80,000,000, issued 37,221,098 shares in 2026 and 2025	37,221	37,221
Capital in excess of par value	82,601	75,290
Reinvested earnings	702,903	645,876
Accumulated other comprehensive (loss) income	(1,662)	6,474
Less: Treasury stock, at cost, 8,657,446 shares in 2026 and 7,834,360 in 2025	(169,931)	(51,567)
Total shareholders’ equity	651,132	713,294
Total liabilities and shareholders’ equity	$943,648	$973,577

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	(In thousands except share and per share amounts)
	2026	2025	2026	2025

Net sales	$235,938	$235,651	$660,536	$695,957
Cost of sales	137,089	139,815	386,587	406,874
Gross margin	98,849	95,836	273,949	289,083
Selling, engineering and administration	51,107	49,752	151,659	148,711
Operating earnings	47,742	46,084	122,290	140,372
Interest income, net	(188)	(1,330)	(1,645)	(3,559)
Other pension and postretirement income	(28)	(28)	(84)	(84)
Earnings before income taxes	47,958	47,442	124,019	144,015
Provision for income taxes	12,055	12,365	31,061	35,956
Net earnings	$35,903	$35,077	$92,958	$108,059

Earnings per share:
Basic	$1.25	$1.19	$3.21	$3.67
Diluted	$1.24	$1.19	$3.19	$3.65

Dividends declared per common share	$0.44	$0.40	$1.24	$1.08

Shares used in computation of earnings per share:
Basic	28,750,150	29,424,004	28,999,955	29,405,429
Impact of dilutive securities	121,037	159,380	125,172	172,190
Diluted	28,871,187	29,583,384	29,125,127	29,577,619

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	(In thousands)
	2026	2025	2026	2025
Net earnings	$35,903	$35,077	$92,958	$108,059
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,842)	(366)	(7,883)	13,166
Pension and postretirement benefits, net of tax	(85)	(48)	(253)	(145)
Comprehensive income	$33,976	$34,663	$84,822	$121,080

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	(Unaudited) (In thousands)
	2026	2025
Operating activities:
Net earnings	$92,958	$108,059
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	8,297	8,326
Amortization	20,804	17,458
Noncurrent employee benefits	(140)	45
Stock-based compensation expense	7,821	6,445
Changes in:
Receivables	690	(22,803)
Inventories	(10,508)	(1,740)
Payables	(3,515)	11,937
Prepaid expenses and other assets	(10,059)	(3,276)
Other liabilities	(2,470)	4,446
Total adjustments	10,920	20,838
Net cash provided by operations	103,878	128,897
Investing activities:
Property, plant and equipment expenditures	(12,258)	(9,993)
Proceeds from company owned life insurance plans	454	-
Acquisitions, net of cash acquired	(94,375)	(184,024)
Net cash used for investing activities	(106,179)	(194,017)
Financing activities:
Dividends paid	(35,936)	(31,791)
Proceeds from exercise of stock options	140	554
Repurchase of common stock for treasury stock	(119,014)	-
Net cash used for financing activities	(154,810)	(31,237)
Effect of foreign exchange rates on cash	(977)	2,745
Decrease in cash and cash equivalents	(158,088)	(93,612)
Cash and cash equivalents – beginning of period	226,016	295,305
Cash and cash equivalents – end of period	$67,928	$201,693

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Consolidated Condensed Statements of Shareholders’ Equity

	Quarter and year-to-date ended September 30,
	Common Stock at $1 par value*	Capital in excess of par value	Reinvested earnings	Accumulated other comprehensive income (loss)	Treasury stock (at cost)	Total
	(Unaudited)
	(In thousands except per share amounts)
Balance, June 30, 2025	$37,221	$70,505	$600,763	$5,529	$(36,426)	$677,592
Net earnings	-	-	35,077	-	-	35,077
Pension and postretirement benefits (net of $17 tax effect)	-	-	-	(48)	-	(48)
Foreign currency translation	-	-	-	(366)	-	(366)
Cash dividends of $0.40 per share	-	-	(11,786)	-	-	(11,786)
Stock-based compensation	-	2,041	-	-	-	2,041
Issuance of treasury stock (1 share)	-	(5)	-	-	5	-
Balance, September 30, 2025	$37,221	$72,541	$624,054	$5,115	$(36,421)	$702,510

Balance, December 31, 2024	$37,221	$65,819	$547,796	$(7,906)	$(36,698)	$606,232
Net earnings	-	-	108,059	-	-	108,059
Pension and postretirement benefits (net of $50 tax effect)	-	-	-	(145)	-	(145)
Foreign currency translation	-	-	-	13,166	-	13,166
Cash dividends of $1.08 per share	-	-	(31,801)	-	-	(31,801)
Stock options exercised	-	483	-	-	71	554
Stock-based compensation	-	6,445	-	-	-	6,445
Issuance of treasury stock (44 shares)	-	(206)	-	-	206	-
Balance, September 30, 2025	$37,221	$72,541	$624,054	$5,115	$(36,421)	$702,510

Balance, June 30, 2026	$37,221	$80,123	$679,651	$265	$(114,380)	$682,880
Net earnings	-	-	35,903	-	-	35,903
Pension and postretirement benefits (net of $28 tax effect)	-	-	-	(85)	-	(85)
Foreign currency translation	-	-	-	(1,842)	-	(1,842)
Cash dividends of $0.44 per share	-	-	(12,651)	-	-	(12,651)
Stock-based compensation	-	2,474	-	-	-	2,474
Repurchase of common stock for treasury stock	-	-	-	-	(55,547)	(55,547)
Issuance of treasury stock (0 shares)	-	4	-	-	(4)	-
Balance, September 30, 2026	$37,221	$82,601	$702,903	$(1,662)	$(169,931)	$651,132

Balance, December 31, 2025	$37,221	$75,290	$645,876	$6,474	$(51,567)	$713,294
Net earnings	-	-	92,958	-	-	92,958
Pension and postretirement benefits (net of $85 tax effect)	-	-	-	(253)	-	(253)
Foreign currency translation	-	-	-	(7,883)	-	(7,883)
Cash dividends of $1.24 per share	-	-	(35,931)	-	-	(35,931)
Stock options exercised	-	95	-	-	45	140
Stock-based compensation	-	7,821	-	-	-	7,821
Repurchase of common stock for treasury stock	-	-	-	-	(119,014)	(119,014)
Issuance of treasury stock (56 shares)	-	(605)	-	-	605	-
Balance, September 30, 2026	$37,221	$82,601	$702,903	$(1,662)	$(169,931)	$651,132

* Each common share of stock equals $1 par value; therefore, the number of common shares is the same as the dollar value.

See accompanying notes to unaudited consolidated condensed financial statements.

BADGER METER, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Badger Meter contain all adjustments (consisting only of normal recurring accruals except as otherwise discussed) necessary to present fairly the Company's consolidated condensed financial position at September 30, 2026 and December 31, 2025, results of operations, comprehensive income, and statements of shareholders’ equity for the three and nine-month periods ended September 30, 2026 and 2025, and cash flows for the nine-month period ended September 30, 2026 and 2025. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Balance at beginning of period	$23,697	$19,549	$21,574	$16,693
Net additions charged to earnings	3,672	3,571	9,437	10,898
Costs incurred	(1,875)	(1,361)	(5,517)	(5,832)
Balance at end of period	$25,494	$21,759	$25,494	$21,759

Recently Adopted Accounting Pronouncements

In September 2025, the FASB issued ASU No. 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software," which removes the development stage requirements and implements a probable-to-complete recognition threshold associated with capitalization of internal use software costs. This guidance is effective for fiscal years beginning after December 15, 2027 and interim periods within those reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been made available for issuance. The Company early adopted ASU No. 2025-06 during the quarter ended September 30, 2026, effective January 1, 2026, and applied the standard on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements or its related disclosures.

Note 3 Accumulated Other Comprehensive Income (Loss)

Components of and changes in accumulated other comprehensive income (loss) at September 30, 2026 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$1,619	$4,855	$6,474
Other comprehensive income before reclassifications	-	(7,883)	(7,883)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $85	(253)	-	(253)
Net current period other comprehensive income (loss), net of tax	(253)	(7,883)	(8,136)
Accumulated other comprehensive income (loss)	$1,366	$(3,028)	$(1,662)

Components of and changes in accumulated other comprehensive income (loss) at September 30, 2025 are as follows:

(In thousands)	Unrecognized pension and postretirement benefits	Foreign currency	Total
Balance at beginning of period	$1,146	$(9,052)	$(7,906)
Other comprehensive income before reclassifications	-	13,166	13,166
Amounts reclassified from accumulated other comprehensive loss, net of tax of $50	(145)	-	(145)
Net current period other comprehensive income (loss), net of tax	(145)	13,166	13,021
Accumulated other comprehensive income	$1,001	$4,114	$5,115

Details of reclassifications out of accumulated other comprehensive income (loss) during the nine months ended September 30, 2026 and 2025 are immaterial.

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

The total purchase consideration for UDlive, net of cash acquired, was $94.4 million. The acquisition was funded by cash on hand. The fair value of the potential earn-out at date of acquisition was $12.0 million. The fair value of the earn-out was calculated using a Monte Carlo simulation model which incorporated projected EBITDA and adjusted the volatility and discount rate to reflect the risk profile of EBITDA. The Company's preliminary allocation of the purchase price included $0.7 million of account receivables, $4.9 million of inventories, $3.4 million of other assets, $53.8 million of intangible assets and $70.6 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 10 to 12 years. The Company also assumed $1.7 million of payables, $13.6 million of net deferred income tax liabilities, $10.0 million of deferred revenue and $1.7 million of other liabilities. The preliminary allocation of the purchase price to the net assets acquired was based upon the estimated fair values, at the date of acquisition. As of September 30, 2026, the Company had not completed its analysis for estimating the fair value, including the finalization of the fair value of the assets acquired and contingent consideration. Revenue associated with UDlive from the date of acquisition through September 30, 2026 was $7.7 million. UDlive is reported within the utility water product line and the Company will continue to operate under a single segment.

The Company re-evaluated the fair value of the potential earn-out at the end of each reporting period. The fair value of the potential earn-out at (using level 3 inputs) September 30, 2026 was estimated at $12.0 million and was recorded as a liability. There was no expense recorded for the three months ended September 30, 2026.

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

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2025 and the first nine months of 2026 were not material.

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

The Company's earnings before income taxes, provision for income taxes, and effective income tax rate are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Earnings before income taxes	$47,958	$47,442	$124,019	$144,015
Provision for income taxes	12,055	12,365	31,061	35,956
Effective income tax rate	25.1%	26.1%	25.0%	25.0%

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

Information regarding revenues disaggregated by geographic area is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Revenues:
United States	$210,148	$210,714	$589,193	$627,039
Foreign:
Asia	2,478	3,835	10,183	11,040
Canada	3,407	4,542	10,045	12,635
Europe	16,369	11,550	40,929	32,376
Mexico	1,027	679	2,652	1,750
Middle East	1,940	3,361	5,951	8,476
Other	569	970	1,583	2,641
Total	$235,938	$235,651	$660,536	$695,957

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows:

	Three months ended				Nine months ended
	September 30,				September 30,
(In thousands)	2026		2025		2026		2025
Revenue recognized over time	$26,032	11.0%	$24,187	10.3%	$75,489	11.4%	$67,559	9.7%
Revenue recognized at a point in time	209,906	89.0%	211,464	89.7%	585,047	88.6%	628,398	90.3%
Total	$235,938	100.0%	$235,651	100.0%	$660,536	100.0%	$695,957	100.0%

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

The Company's receivables and contract liabilities are as follows:

	September 30, 2026	December 31, 2025
(In thousands)
Receivables	$111,826	$112,356
Contract liabilities	103,745	97,046

Contract liabilities are included in other current liabilities and long-term deferred revenue on the Company's Consolidated Condensed Balance Sheets. The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at September 30, 2026 and December 31, 2025.

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

As of September 30, 2026, the Company had certain contracts with unsatisfied performance obligations. For contracts recorded as contract liabilities, $103.7 million was the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that revenue recognized from satisfying those performance obligations will be approximately $9.7 million in 2026, $18.6 million in 2027, $11.0 million in 2028, $9.5 million in 2029, $7.7 million in 2030, $6.3 million in 2031 and $40.9 million thereafter.

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

The total purchase consideration for UDlive, net of cash acquired, was $94.4 million. The acquisition was funded by cash on hand. The fair value of the potential earn-out at the date of acquisition was $12.0 million. The fair value of the earn-out was calculated using a Monte Carlo simulation model which incorporated projected EBITDA and adjusted the volatility and discount rate to reflect the risk profile of EBITDA. The Company's preliminary allocation of the purchase price included $0.7 million of account receivables, $4.9 million of inventories, $3.4 million of other assets, $53.8 million of intangible assets and $70.6 million of goodwill that is not deductible for tax purposes. The intangible assets acquired are primarily developed technology, customer relationships and trademarks with estimated average useful lives of 10 to 12 years. The Company also assumed $1.7 million of payables, $13.6 million of net deferred income tax liabilities, $10.0 million of deferred revenue and $1.7 million of other liabilities as part of the acquisition. The preliminary allocation of the purchase price to the net assets acquired was based upon the estimated fair values, at the date of acquisition. As of September 30, 2026, the Company had not completed its analysis for estimating the fair value, including the finalization of the fair value of the assets acquired and contingent consideration. Revenue associated with UDlive from the date of acquisition through September 30, 2026 was $7.7 million. UDlive is reported within the utility water product line and the Company will continue to operate under a single segment.

The Company re-evaluated the fair value of the potential earn-out at the end of each reporting period. The fair value of the potential earn-out at (using level 3 inputs) September 30, 2026 was estimated at $12.0 million and was recorded as a liability. There was no expense recorded for the three months ended September 30, 2026.

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

Results of Operations - Three Months Ended September 30, 2026

Net Sales

The Company's net sales for the three months ended September 30, 2026 were $235.9 million, an increase of 0.1% compared to $235.7 million during the same period in 2025. Sales into the utility water market were $208.9 million, a decrease of 0.1% from the prior year’s $209.2 million. Utility water sales continue to reflect uneven AMI project pacing partially offset by increased BEACON SaaS revenue, and $5.6 million of revenue associated with the acquisition of UDlive. Sales of flow instrumentation products were $27.0 million compared to the prior year's $26.5 million, an increase of 2.1%, driven by strong demand across the water-focused end markets.

Earnings

Total operating earnings for the three months ended September 30, 2026 were $47.7 million, or 20.2% of sales, compared to $46.1 million, or 19.6% of sales, in the comparable prior year quarter. Gross margin dollars increased $3.0 million, with gross margin as a percent of sales of 41.9%, an increase from 40.7% of sales in the prior year comparable quarter. Gross margin improvement in the current year was driven by favorable product mix, including increased SaaS revenue and ultrasonic meter volume. Selling, engineering and administration (SEA) expenses were $51.1 million or 21.7% of sales compared to $49.8 million or 21.1% of sales in the comparable prior year quarter. The increase in SEA expenses was mainly the result of the inclusion of UDlive, inclusive of the acquired intangible asset amortization, partially offset by lower incentive compensation and other appropriate cost controls.

The provision for income taxes as a percentage of earnings before income taxes for the quarter ended September 30, 2026 was 25.1% compared to 26.1% for the comparable prior year period. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the three months ended September 30, 2026 were $35.9 million, or $1.24 per diluted share, compared to $35.1 million, or $1.19 per diluted share, for the same period in 2025.

Results of Operations - Nine Months Ended September 30, 2026

Net Sales

The Company's net sales for the nine months ended September 30, 2026 were $660.5 million, a decrease of 5.1%, compared to $696.0 million during the same period in 2025. Sales into the utility water market were $582.3 million, a decrease of 5.9% from the prior year’s $618.7 million due to uneven AMI project pacing, partially offset by an increase in SaaS revenue, and $7.7 million of revenue with the acquisition of UDlive. Sales of flow instrumentation products were $78.2 million compared to the prior year’s $77.2 million, an increase of 1.3%.

Earnings

Total operating earnings for the nine months ended September 30, 2026 were $122.3 million, or 18.5% of sales, compared to $140.4 million, or 20.2% of sales, in the comparable prior year period. Gross margin dollars decreased $15.1 million in line with the sales decline resulting in a gross margin as a percent of sales of 41.5%, consistent with the prior year comparable period. SEA expenses were $151.7 million or 23.0% of sales compared to $148.7 million or 21.4% of sales in the prior year period. The year-over-year increase in SEA was the result of the inclusion of UDlive as described above and increased personnel costs including salaries and benefits, partially offset by a decrease in incentive compensation.

The provision for income taxes as a percentage of earnings before income taxes for the nine months ended September 30, 2026 and 2025 was 25.0%. Interim provisions are based on an estimate of the overall annual rate that can vary due to state taxes, the relationship of foreign and domestic earnings, and other credits and allowances.

As a result of the above-mentioned items, net earnings for the nine months ended September 30, 2026 were $93.0 million, or $3.19 per diluted share, compared to $108.1 million, or $3.65 per diluted share, for the same period in 2025.

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

Primary Working Capital

The Company uses primary working capital (PWC) as a percentage of sales as a key metric for working capital efficiency. The Company defines this metric as the sum of Receivables and Inventories less Payables, divided by trailing twelve month Net sales. The following table shows the components of PWC:

	September 30, 2026		December 31, 2025
(In thousands)	$	PWC%	$	PWC%
Receivables	$111,826	12.7%	$112,356	12.3%
Inventories	166,427	18.9%	151,935	16.5%
Payables	(70,275)	-8.0%	(72,299)	-7.9%
Primary Working Capital	$207,978	23.6%	$191,992	20.9%

Overall, PWC increased $16.0 million compared to the previous year-end. Receivables at September 30, 2026 decreased $0.5 million due to strong collections and timing of shipments in the quarter. Inventories increased $14.5 million due to strategic purchasing initiatives and timing of inventory receipts related to current quarter shipments. Payables at September 30, 2026 were $2.0 million lower than prior year-end due to timing of payments.

Cash Provided by Operations

Cash provided by operations in the first nine months of 2026 was $103.9 million compared to $128.9 million in the same period of 2025. Lower net earnings and working capital differentials were the largest contributors to the decrease in cash provided by operations compared to the same period in 2025.

Property, plant and equipment expenditures for the first nine months of 2026 were $12.3 million compared to $10.0 million in the comparable prior year period.

Cash and cash equivalents decreased to $67.9 million from $226.0 million at December 31, 2025, the result of the $103.9 million cash provided by operations, offset by the $94.4 million deployed for the acquisition of UDlive, $119.0 million for the repurchase of Company common stock and $35.9 million for the payment of quarterly dividends.

The Company's credit facility includes a $150.0 million multi-currency line of credit that supports commercial paper (up to $100.0 million). The facility includes several features that enhance the Company's financial flexibility including an increase feature, acquisition holiday, and favorable financial covenants. On June 5, 2026, the Company amended and extended its credit facility, with an extended maturity date of July 8, 2031. The Company was in compliance with all covenants as of September 30, 2026. The Company believes that its operating cash flows, available borrowing capacity, and its ability to raise capital provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new products. The Company had $154.5 million of unused credit lines available at September 30, 2026.

Other Matters

The Company is subject to contingencies related to environmental laws and regulations. A future change in circumstances with respect to these specific matters or with respect to sites formerly or currently owned or operated by the Company, off-site disposal locations used by the Company, and property owned by third parties that is near such sites, could result in future costs to the Company and such amounts could be material. Expenditures for compliance with environmental control provisions and regulations during 2025 and the first three quarters of 2026 were not material.

See the “Special Note Regarding Forward Looking Statements” at the front of this Quarterly Report on Form 10-Q and Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of risks and uncertainties that could impact the Company's financial performance and results of operations.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), as amended, the Company's management evaluated, with the participation of the Company's Chairman, President and Chief Executive Officer and the Company's Vice President - Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2026. Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman, President and Chief Executive Officer and the Company's Vice President - Chief Financial Officer and Treasurer concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II – Other Information

Item 1A Risk Factors

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In November 2025, the Board authorized the repurchase of up to $75 million of the Company's Common Stock through November 2028. In February 2026, the Board expanded the authorization by an additional $75 million of the Company's Common Stock through November 2028. As of September 30, 2026, $34.7 million remained available of the $150 million share repurchase program. The following table provides information about the Company's purchases under this repurchase program during the quarter ended September 30, 2026 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
July 1, 2026 - July 31, 2026	118,144	$126.96	560,932	$74,743
August 1, 2026 - August 31, 2026	150,928	$132.51	711,860	$54,743
September 1, 2026 - September 30, 2026	153,859	$129.99	865,719	$34,743
Total as of September 30, 2026	422,931		865,719	$34,743

Item 5 Other Information

During the third quarter of 2026, none of our directors or executive officers adopted or terminated any "Rule 10b5-1 trading arrangement" or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, (v) the Consolidated Condensed Statements of Shareholders’ Equity, (vi) Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags and (vii) the information in Part II, Item 5 Other Information.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BADGER METER, INC.

Dated: October 23, 2026	By	/s/ Kenneth C. Bockhorst
Kenneth C. Bockhorst
Chairman, President and Chief Executive Officer and Director (Principal executive officer)

	By	/s/ Daniel R. Weltzien
Daniel R. Weltzien
Vice President — Chief Financial Officer and Treasurer (Principal financial officer)

	By	/s/ Christina M. Tarantino
Christina M. Tarantino
Vice President — Controller (Principal accounting officer)